Form 10-Q
period 2014-03-31
USEC INC
filed 2014-05-15
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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
Yes ☐     No ☒

As of April 30, 2014, there were 4,945,549 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to the impact of and risks related to USEC Inc.'s “pre-arranged” case under Chapter 11 of the bankruptcy code including risks related to obtaining approval and confirmation of USEC Inc.’s plan of reorganization, the impact of any delay or inability in obtaining such confirmation, the impact of a potential de-listing of our common stock on the NYSE, and the impact of our restructuring on the holders of our common stock, preferred stock and convertible notes; risks related to the ongoing transition of our business, including the impact of our ceasing enrichment at the Paducah gaseous diffusion plant and uncertainty regarding our ability to deploy the American Centrifuge project; uncertainty regarding funding for the American Centrifuge project and the potential for a demobilization or termination of the American Centrifuge project if additional government funding is not provided during the term of the agreement with UT-Battelle, LLC, the management and operating contractor for the Oak Ridge National Laboratory ("ORNL") for continued research, development and demonstration of the American Centrifuge technology (the "ACTDO Agreement"), including for any option periods, or upon completion of such agreement; risks related to our ability to perform the work required under the ACTDO Agreement at a cost that does not exceed the firm fixed funding provided thereunder; the impact of actions we have taken or may take (including as a result of the reduction in scope of work under the ACTDO Agreement) to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, impacts to cost and schedule and the ability to remobilize for commercial deployment of the American Centrifuge plant, impacts on our liquidity as a result of demobilization or termination liabilities, and potential impacts on our proposed plan of reorganization; risks related to the underfunding of our defined benefit pension plans and potential actions the Pension Benefit Guarantee Corporation could pursue in connection with ceasing enrichment at the gaseous diffusion plants or with any demobilization or termination of the American Centrifuge project; the impact of uncertainty regarding our ability to continue as a going concern on our liquidity and prospects; our ability to reach an agreement with the U.S. Department of Energy (“DOE”) regarding the transition of the Paducah gaseous diffusion plant and uncertainties regarding the transition costs and other impacts of USEC ceasing enrichment at the Paducah gaseous diffusion plant and returning the plant to DOE; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); the impact of enrichment market conditions, increased project costs and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and/or other financing for the American Centrifuge project or additional government support for the project and the timing and terms thereof; the dependency of government funding or other government support for the American Centrifuge project on Congressional appropriations or on actions by DOE or Congress; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of our role as a subcontractor to ORNL or as a result of the need to raise additional capital to finance the project in the future; the potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC agreement; changes in U.S. government priorities and the availability of government funding or support, including loan guarantees; risks related to our ability to manage our liquidity without a credit facility; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with a Russian government entity known as Techsnabexport (“TENEX”) and limitations on our ability to import the Russian LEU we buy under the Russian Supply Agreement into the United States and other countries; risks related to actions that may be taken by the U.S. Government, the Russian Government or other governments that could affect our ability or the ability of TENEX to perform the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; risks related to our ability to sell the LEU we procure under our fixed purchase obligations under the Russian Supply Agreement; the decrease or elimination of duties charged on imports of foreign-produced LEU; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by USEC under the Contracts Dispute Act; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com.  Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(millions)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$85.1	$314.2
Accounts receivable, net	38.0	163.0
Inventories	571.7	967.6
Deferred costs associated with deferred revenue	80.9	165.5
Other current assets	20.0	21.7
Total current assets	795.7	1,632.0
Property, plant and equipment, net	5.2	7.9
Deposits for surety bonds	39.2	39.8
Other long-term assets	25.8	25.8
Total Assets	$865.9	$1,705.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$94.3	$114.5
Payables under Russian Contract	—	340.7
Inventories owed to customers and suppliers	157.4	499.7
Deferred revenue	105.6	195.9
Convertible senior notes	—	530.0
Convertible preferred stock	—	113.9
Total current liabilities	357.3	1,794.7
Postretirement health and life benefit obligations	198.0	195.0
Pension benefit liabilities	113.8	121.2
Other long-term liabilities	51.7	52.8
Liabilities subject to compromise	653.6	—
Total Liabilities	1,374.4	2,163.7
Commitments and Contingencies (Note 15)
Stockholders’ Equity (Deficit)	(508.5)	(458.2)
Total Liabilities and Stockholders’ Equity (Deficit)	$865.9	$1,705.5

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue:
Separative work units	$145.6	$290.2
Uranium	—	27.6
Contract services	3.0	2.6
Total revenue	148.6	320.4
Cost of Sales:
Separative work units and uranium	165.3	303.8
Contract services	4.2	3.3
Total cost of sales	169.5	307.1
Gross profit (loss)	(20.9)	13.3
Advanced technology costs	33.3	59.3
Selling, general and administrative	11.7	12.9
Special charges (credit) for workforce reductions and advisory costs	(0.5)	2.4
Other (income)	(26.2)	(47.6)
Operating (loss)	(39.2)	(13.7)
Interest expense	4.6	13.3
Interest (income)	(0.4)	(0.3)
Reorganization items, net	8.4	—
(Loss) from continuing operations before income taxes	(51.8)	(26.7)
Provision (benefit) for income taxes	(1.0)	(3.0)
Net (loss) from continuing operations	(50.8)	(23.7)
Net income from discontinued operations	—	21.7
Net (loss)	$(50.8)	$(2.0)

Net income (loss) per share (Note 14):
Net (loss) from continuing operations per share – basic and diluted	$(10.37)	$(4.84)
Net (loss) per share – basic and diluted	$(10.37)	$(0.41)
Weighted-average number of shares outstanding – basic and diluted	4.9	4.9

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(millions)

	Three Months Ended March 31,
	2014	2013
Net (loss)	$(50.8)	$(2.0)
Other comprehensive income, before tax (Note 16):
Amortization of actuarial (gains) losses, net	0.3	6.8
Amortization of prior service costs (credits)	(0.1)	0.2
Other comprehensive income, before tax	0.2	7.0
Income tax expense related to items of other comprehensive income	(0.1)	(2.6)
Other comprehensive income, net of tax	0.1	4.4
Comprehensive income (loss)	$(50.7)	$2.4

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net (loss)	$(50.8)	$(2.0)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	2.8	9.4
Reorganization items, non-cash	1.6	—
Deferred income taxes	—	(2.6)
Convertible preferred stock dividends payable-in-kind	—	3.2
Gain on sale of subsidiary	—	(35.6)
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	125.0	(15.1)
Inventories, net – decrease	53.6	57.1
Payables under Russian Contract – (decrease)	(340.7)	(209.8)
Deferred revenue, net of deferred costs – increase (decrease)	(5.7)	41.9
Accounts payable and other liabilities – (decrease)	(16.3)	(3.4)
Restricted cash – (increase)	—	(15.1)
Other, net	0.8	(3.3)
Net Cash (Used in) Operating Activities	(229.7)	(175.3)

Cash Flows Provided by Investing Activities
Deposits for surety bonds - net (increase) decrease	0.6	(0.3)
Proceeds from sale of subsidiary	—	39.9
Net Cash Provided by Investing Activities	0.6	39.6

Cash Flows Used in Financing Activities
Repayment of credit facility term loan	—	(83.2)
Payments for deferred financing costs	—	(2.0)
Common stock issued (purchased), net	—	(0.1)
Net Cash (Used in) Financing Activities	—	(85.3)
Net (Decrease)	(229.1)	(221.0)
Cash and Cash Equivalents at Beginning of Period	314.2	292.9
Cash and Cash Equivalents at End of Period	$85.1	$71.9
Supplemental Cash Flow Information:
Interest paid	$—	$3.2
Income taxes paid, net of refunds	—	0.4

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2013
Balance at December 31, 2012	$0.5	$1,213.3	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)
Other comprehensive income, net of tax (Note 16)	—	—	—	—	4.4	4.4
Restricted and other common stock issued, net of amortization	—	1.0	—	(0.1)	—	0.9
Net (loss)	—	—	(2.0)	—	—	(2.0)
Balance at March 31, 2013	$0.5	$1,214.3	$(1,363.8)	$(33.1)	$(287.5)	$(469.6)

Three Months Ended March 31, 2014
Balance at December 31, 2013	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)
Other comprehensive income, net of tax (Note 16)	—	—	—	—	0.1	0.1
Restricted and other common stock issued, net of amortization	—	0.4	—	—	—	0.4
Net (loss)	—	—	(50.8)	—	—	(50.8)
Balance at March 31, 2014	$0.5	$1,216.8	$(1,571.5)	$(34.3)	$(120.0)	$(508.5)

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of USEC Inc. ("USEC" or the "Company") as of and for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

In March 2013, USEC’s wholly owned subsidiary NAC International, Inc. (“NAC”) was acquired by Hitz Holdings U.S.A. Inc., a subsidiary of Hitachi Zosen Corporation. USEC recorded a gain on the sale of $35.6 million in the first quarter of 2013. Results for NAC through the date of divestiture of March 15, 2013 are segregated from continuing operations and reported as discontinued operations.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2013.

Chapter 11 Filing

On March 5, 2014, USEC Inc. filed a voluntary petition for relief (the "Bankruptcy Filing") under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Filing was a “pre-arranged” filing which included the filing of a proposed reorganization plan which is supported by certain holders of the claims and interests impaired under the reorganization plan. The Bankruptcy Filing is intended to strengthen the Company’s balance sheet, enhance its ability to sponsor the American Centrifuge project and improve its long-term business opportunities. Additional details are provided in Note 2.

The Company incurred a net loss for the three months ended March 31, 2014 and for the years ended December 31, 2013, 2012 and, 2011, and had a shareholders’ deficit as of March 31, 2014. USEC’s business is in a state of significant transition and is subject to numerous risks and uncertainties. The increasingly competitive industry conditions under which USEC operates have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated condensed financial statements have been prepared assuming that USEC will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. USEC Inc.’s ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of the proposed reorganization plan and the Company’s ability to successfully implement the proposed reorganization plan, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, USEC Inc. may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (subject to restrictions), for amounts other than those reflected in the consolidated condensed financial statements. Further, USEC's reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing, including confirmation of a plan of reorganization or emergence from bankruptcy.

Financial Reporting in Reorganization

Liabilities subject to compromise in the Chapter 11 proceedings are distinguished from liabilities of the Company's subsidiaries that were not part of the Bankruptcy Filing and from post-petition liabilities in the accompanying Consolidated Condensed Balance Sheet as of March 31, 2014. Under Section 362 of the Bankruptcy Code, the filing of a voluntary bankruptcy petition by USEC Inc. automatically stayed most actions against USEC Inc., including most actions to collect indebtedness incurred prior to March 5, 2014 or to exercise control over USEC Inc.’s property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of USEC Inc.’s obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of USEC Inc.’s pre-petition liabilities are subject to settlement under the proposed reorganization plan.

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization Items, Net in the accompanying Consolidated Condensed Statement of Operations. Reorganization Items are indicated as cash or non-cash items in the accompanying Consolidated Condensed Statement of Cash Flows.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This pronouncement is effective beginning in the first quarter of 2014. USEC has historically presented uncertain tax positions in accordance with the new guidance and the implementation of the guidance did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively beginning in the first quarter of 2015 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on USEC's results of operations, cash flows or financial position.

2. CHAPTER 11 FILING

On March 5, 2014 (the “Petition Date”), USEC Inc. (the "Debtor") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware case number 14-10475. The Bankruptcy Filing was a “pre-arranged” filing which, as described further below, included the filing of a proposed Plan of Reorganization (the “Proposed Plan”) which is supported by certain holders of the claims and interests impaired under the Proposed Plan. USEC Inc.’s subsidiaries (collectively, the “Non-Filing Entities”), including United States Enrichment Corporation ("Enrichment"), which is our primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities will continue to operate in the ordinary course of business.

The Bankruptcy Filing is intended to strengthen the Company’s balance sheet, enhance its ability to sponsor the American Centrifuge project and improve its long-term business opportunities. USEC Inc. has reached an agreement on the terms of a financial restructuring plan with the holders (the “Consenting Noteholders”) of approximately 65% of the principal amount of its convertible senior notes (the “Convertible Notes”). Under the terms of the agreement described in more detail below, USEC Inc. will replace the approximately $530 million of Convertible Notes that are scheduled to mature in October 2014 with new debt and equity. USEC Inc. has also reached an agreement with Babcock & Wilcox Investment Company (“B&W”) and Toshiba America Nuclear Energy Corporation (“Toshiba” and together with B&W, the “Preferred Investors”) to restructure their preferred convertible equity investment (each of the agreements with the Consenting Noteholders, Toshiba and B&W, respectively, a "Plan Support Agreement"; and collectively, the "Plan Support Agreements").

Proposed Reorganization Plan

The material terms of the Proposed Plan include, among other things, that, upon the effective date of the Proposed Plan (the “Effective Date”):

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

◦
$200 million in principal amount of new notes issued by reorganized USEC Inc. on terms described in the Proposed Plan’s implementing documents (the “New Notes”), with the New Notes being guaranteed and secured on a subordinated and limited basis by Enrichment.

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

◦
The Preferred Investors have agreed to enter into good faith negotiations to each invest $20.19 million (for an aggregate investment of $40.38 million) of equity in the American Centrifuge project in the future, upon mutually agreed upon terms and conditions, but in any event contingent upon the funding for the American Centrifuge Plant ("ACP") of not less than $1.5 billion of debt supported by the U.S. Department of Energy ("DOE") loan guarantee program or other government support or funding in such amount.

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

•
If the Noteholders and Preferred Investors vote by requisite majorities to accept the Proposed Plan, the holders of USEC Inc.’s common stock will receive, on a pro rata basis, 5% of the New Common Stock, subject to dilution on account of a new management incentive plan.

•	All secured claims will be reinstated and otherwise not impaired and all liens shall be continued until the claims are paid in full.

•
All other general unsecured claims of the Company will be unimpaired and will be either reinstated or paid in full in the ordinary course of business upon the later of the Effective Date or when such obligation becomes due according to its terms.

USEC believes that the Proposed Plan meets the standards for confirmation under the Bankruptcy Code, but that determination will rest with the Bankruptcy Court. Confirmation of the Proposed Plan could materially alter the classifications and amounts reported in USEC’s consolidated condensed financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of the Proposed Plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Throughout the restructuring process, both USEC Inc. and the Non-Filing Entities expect to continue operations and meet obligations to stakeholders, including suppliers, partners, customers and employees, subject to limitations on the ability of USEC Inc. to pay certain pre-petition obligations pending confirmation and implementation of the Proposed Plan. USEC also anticipates the continuation of research, development and demonstration activities for the American Centrifuge technology subject to the availability of continued government funding. As a non-debtor, Enrichment’s operations, which include the transition of the Paducah gaseous diffusion plant ("Paducah GDP") back to DOE and the sale of SWU from its inventory and purchases of Russian low enriched uranium ("LEU"), are expected to continue unaffected by the bankruptcy.

USEC Inc. has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize its operations. These obligations were primarily related to certain employee wages, salaries and benefits, certain governmental taxes and fees, and certain insurance commitments. Pre-petition obligations not authorized to be paid currently by the Bankruptcy Court will be treated under the plan of reorganization. Post-petition obligations will be paid when due in the ordinary course of business, without prior payment authorization from the Bankruptcy Court. USEC Inc. has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise it in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business. USEC Inc. may retain additional ordinary course professionals without further order of the Bankruptcy Court and from time to time may seek Bankruptcy Court approval to retain additional Chapter 11 professionals if needed.

USEC Inc. also received approval from the Bankruptcy Court to enter into a Debtor-In-Possession Credit Facility (the “DIP Facility”). This $50 million revolving credit facility is provided by Enrichment, USEC Inc.’s subsidiary. It accrues interest at an annual rate of 10.5% and is secured by substantially all of USEC Inc.’s assets. The DIP Facility requires mandatory prepayments from USEC Inc. when cost sharing reimbursements for research, development and demonstration work performed under the June 2012 cooperative agreement with DOE ("the Cooperative Agreement") have been received from DOE. It matures at the earlier of the Effective Date of the Proposed Plan or 120 days, and is expected to be repaid with a draw on the Exit Facility described below. Borrowings must be consistent with a budget satisfactory to Enrichment. USEC Inc. is also required to manage its cash flows pursuant to this budget on a weekly basis with a limitation on variance from the budget. Enrichment’s obligations to make funds available include certain conditions precedent such as commencement of solicitation of acceptance of a reorganization plan within 50 days of the Petition Date, USEC shall not have demobilized all or substantially all American Centrifuge activities, and DOE shall not have suspended or terminated the American Centrifuge research, development and demonstration program under the Cooperative Agreement or associated funding. Events of default include termination of any of the Plan Support Agreements prior to confirmation of a reorganization plan, USEC Inc. filing a plan that has not been consented to by Enrichment, as well as other events of default common to such facilities. In the first quarter of 2014, USEC Inc. borrowed and repaid $3.0 million under the DIP Facility.

As of April 17, 2014, USEC Inc. entered into a first amendment to the DIP Facility amending the conditions precedent to funding to provide for an extension of the time to commence solicitation of acceptances of a reorganization plan to 103 days from the Petition Date from 50 days from the Petition Date. This amendment was entered into to be consistent with amendments to certain termination conditions to the Plan Support Agreements as described below. In addition, on May 9, 2014, USEC Inc. filed a motion with the Bankruptcy Court seeking an order from the Bankruptcy Court authorizing USEC Inc. to enter into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement would modify the DIP Facility to reflect the transition of the American Centrifuge research, development and demonstration program from the Cooperative Agreement to the new agreement with Oak Ridge National Laboratory discussed below. The other proposed modifications include extending the maturity date of the DIP Facility to the earlier of the Effective Date of the Proposed Plan or September 30, 2014 (which date may be extended by Enrichment in its sole discretion). A hearing on USEC Inc.'s motion has been scheduled for June 2, 2014. On May 14, 2014, USEC Inc. and Enrichment entered into a limited waiver to the DIP Facility that provides a waiver of certain conditions precedent that are no longer relevant in order to enable USEC Inc. to draw limited funds prior to the scheduled hearing.

Reorganization Plan Approval Process

In order for USEC Inc. to emerge successfully from Chapter 11, USEC Inc. must obtain the Bankruptcy Court’s approval of the Proposed Plan, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the Proposed Plan, USEC Inc. expects to enter into a new credit facility (the “Exit Facility”) with Enrichment. USEC Inc.’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing including issues relating to continued U.S. government funding for the American Centrifuge technology and issues relating to demobilization costs and potential contract termination liabilities resulting from the reduced scope of work of the American Centrifuge research, development and demonstration program under the new contract with Oak Ridge National Laboratory. As summarized above, the Proposed Plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of events, negotiations and Bankruptcy Court decisions ongoing through the date on which the Proposed Plan is confirmed.

Only creditors impaired under the Proposed Plan are entitled to vote on the Proposed Plan. As described above, USEC Inc. has already entered into agreements with the Consenting Noteholders and Preferred Investors pursuant to which the Consenting Noteholders and Preferred Investors have agreed to vote in favor of the Proposed Plan. The Plan Support Agreements may be terminated by USEC Inc., a majority of the Consenting Noteholders, or the Preferred Investors following written notice and the occurrence of certain events including:

•	Upon a good faith determination of the Board of Directors of USEC Inc. that proceeding with the Proposed Plan would be inconsistent with the exercise of its fiduciary duties;

•
DOE terminates or suspends (or announces its intent to terminate or suspend) its 80% cost share funding for work performed under the research, development and demonstration program or a successor program;

•
There is a termination or suspension or material delay in completion of the research, development and demonstration program or a successor program (other than, in the case of USEC’s right to terminate, as a result of action or inaction by USEC); and

•	If the Russian transitional supply agreement between Enrichment and Joint Stock Company Techsnabexport is terminated, suspended or materially adversely modified.

In April, the Consenting Noteholders and the Preferred Investors agreed to amend their respective Plan Support Agreements providing for an extension to certain dates which provide rights to terminate such Plan Support Agreements. A court order was entered on April 21, 2014 assuming the Plan Support Agreements in USEC Inc.’s bankruptcy case including these amendment changes. As amended, a majority of Consenting Noteholders or the Preferred Investors can also terminate their respective Plan Support Agreements following written notice and the occurrence of certain events including:

•	Failure to commence solicitation of the Proposed Plan within 103 days of the Petition Date (i.e., June 16, 2014);

•	Failure to have a Confirmation Order entered by the Bankruptcy Court within 153 days of the Petition Date (i.e., August 5, 2014);

•	Failure to have the occurrence of the Effective Date within 173 days of the Petition Date (i.e., August 25, 2014); and

•
If USEC Inc. experiences any circumstance, change or other event that has had or is reasonably likely to have a short-term or long-term material adverse effect on the financial condition or operations of USEC Inc. and its subsidiaries.

Further, the Proposed Plan is subject to revision in response to creditor claims and objections, the requirements of the Bankruptcy Code or the Bankruptcy Court, material changes in U.S. government funding for the American Centrifuge technology and in the event USEC incurs material demobilization or termination liabilities related to the American Centrifuge program. While USEC expects to emerge successfully from bankruptcy with approval of the Proposed Plan from the Bankruptcy Court during the summer of 2014, there can be no assurance that USEC will be able to secure approval for the Proposed Plan within that period or at all.

3. LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that were unpaid as of the Petition Date and are subject to compromise (in millions).

March 31, 2014
Accounts payable and accrued liabilities	$1.5
3% convertible senior notes and accrued interest (a)	538.2
Convertible preferred stock and paid-in-kind dividends payable (b)	113.9
Liabilities subject to compromise	$653.6

(a)	Subsequent to the Petition Date, interest is accrued at 3% plus 50 basis points based on the default rate defined in the notes.

(b)
The convertible preferred stock are currently subject to a share issuance limitation. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law and the Bankruptcy Code. Interest on the convertible preferred stock, in the form of dividends payable-in-kind, ceased in connection with the Proposed Plan.

4. REORGANIZATION ITEMS, NET

The following is a summary of charges related to our bankruptcy filing and reorganization (in millions).

Three Months Ended March 31, 2014
Advisory fees	$7.2
Expense of deferred financing costs	1.2
Reorganization items, net	$8.4

For debt that is subject to compromise, associated deferred financing costs are expensed so that the net carrying amount of the debt equals the amount of the allowed claim. Previously deferred financing costs of $1.2 million related to our convertible senior notes were expensed in the three months ended March 31, 2014.

For the three months ended March 31, 2014, cash payments for reorganization items totaled $7.0 million.

5. CONDENSED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the unconsolidated condensed financial statements of the Debtor, USEC Inc. excluding subsidiaries. The statement of operations begins with operating expenses since USEC Inc. does not have revenue-generating activities.

Debtor's Condensed Balance Sheet (millions)
March 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$13.9
Accounts receivable, net	17.4
Inventories	0.2
Receivable from non-filing entity	2.5
Other current assets	11.3
Total current assets	45.3
Property, plant and equipment, net	1.6
Deposits for surety bonds	29.4
Investment in non-filing entities	484.8
Total Assets	$561.1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$18.0
Total current liabilities	18.0
Pension benefit liabilities	26.2
Other long-term liabilities	24.6
Liabilities subject to compromise	1,000.8
Total Liabilities	1,069.6
Stockholders’ Equity (Deficit)	(508.5)
Total Liabilities and Stockholders’ Equity (Deficit)	$561.1

Components of liabilities subject to compromise follow (in millions):

March 31, 2014
Accounts payable and accrued liabilities	$1.5
Convertible senior notes and accrued interest	538.2
Convertible preferred stock and paid-in-kind dividends payable	113.9
Intercompany services payable	203.1
Intercompany loan payable	144.1
Liabilities subject to compromise	$1,000.8

Debtor's Condensed Statement of Operations and Comprehensive (Loss) (millions)
Three Months Ended March 31, 2014
Gross profit (loss)	$—
Advanced technology costs	33.3
Selling, general and administrative	11.0
Other (income) expense, net	(26.5)
Intercompany cost recovery	(13.5)
Operating (loss)	(4.3)
Interest expense	7.5
Reorganization items, net	8.4
Equity in earnings (loss) of non-filing entities	(31.6)
(Loss) from continuing operations before income taxes	(51.8)
Provision (benefit) for income taxes	(1.0)
Net (loss)	$(50.8)
Other comprehensive income, net of tax	—
Comprehensive income (loss)	$(50.8)

Debtor's Condensed Statement of Cash Flows (millions)
Three Months Ended March 31, 2014
Cash Flows from Operating Activities
Net (loss)	$(50.8)
Adjustments to reconcile net (loss) to net cash (used in) operating activities	35.8
Net Cash (Used in) Operating Activities	(15.0)

Cash Flows Provided by Investing Activities
Net Cash Provided by Investing Activities	—

Cash Flows Provided by Financing Activities
Proceeds from debtor-in-possession credit facility	3.0
Repayments of debtor-in-possession credit facility	(3.0)
Proceeds from intercompany loan	50.7
Repayments of intercompany loan	(27.1)
Net Cash Provided by Financing Activities	23.6
Net Increase	8.6
Cash and Cash Equivalents at Beginning of Period	5.3
Cash and Cash Equivalents at End of Period	$13.9

6. TRANSITION CHARGES

Non-Production Expenses Related to Ceasing Enrichment at the Paducah Plant

USEC ceased uranium enrichment at the Paducah GDP at the end of May 2013 and is in discussions with DOE regarding the timing of USEC’s de-lease of the facility from DOE. Under the terms of the lease, USEC can terminate the lease prior to June 2016 upon two years' notice. Also, as USEC's requirements change, USEC can de-lease portions of the property under lease upon 60 days' notice with DOE's consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. On August 1, 2013, USEC provided notice to DOE that USEC exercised its rights to terminate the lease with respect to the Paducah GDP and USEC has been in discussions with DOE regarding the timing of USEC’s de-lease. USEC anticipates being ready to complete the return of leased premises and to terminate the Paducah GDP lease as early as July 2014. However, based on USEC's current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and USEC and DOE have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on its ability to award a contract for deactivation services and be prepared to assume responsibility for the leased areas, among other things. In the event that USEC is unable to agree with DOE on a schedule for termination prior to two years, USEC plans to exercise its rights under the lease and submit a 60-day notification to return portions of the leased premises no longer required to meet its business needs. In addition, while DOE has stated that it continues to be willing to work with USEC to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that USEC is foreclosed from invoking its rights to a partial return of facilities under the lease. While USEC strongly disagrees with this DOE position, USEC believes it will be able to reach agreement with DOE on a mutually agreeable date to return the leased areas. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs.

The Paducah GDP operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to USEC's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah site.
As USEC accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP, USEC has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $34.9 million in the three months ended March 31, 2014 and $5.8 million in the corresponding period in 2013 as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $27.0 million in the three months ended March 31, 2014. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure. Non-production expenses in the three months ended March 31, 2013 include $3.0 million of Portsmouth retiree benefit costs;

-
Accelerated asset charges of $1.3 million in the three months ended March 31, 2014 and $2.8 million in the three months ended March 31, 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first half of 2014; and

-
Inventory charges of $6.6 million in the three months ended March 31, 2014. These inventories are intended to be transferred to DOE upon final de-lease, including residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. USEC determined that it was currently uneconomic to recover resulting residual quantities for resale.

USEC may incur additional non-production expense and special charges in future periods based on the results of the planning and execution of the Paducah transition and assessments of evolving business needs.

Special Charges Summary

A summary of special charges recorded in the year ended December 31, 2013 and the three months ended March 31, 2014, and changes in the related balance sheet accounts, follow (in millions):

	Liability Balance to Be Paid, Dec. 31, 2012	2013 Special Charges	2013 Paid	Liability Balance to Be Paid, Dec. 31, 2013	First Qtr. 2014 Special Charges	First Qtr. 2014 Paid	Liability Balance to Be Paid, Mar. 31, 2014
Workforce reductions, primarily severance payments	$—	$25.2	$(4.0)	$21.2	$0.1	$(2.7)	$18.6
Less: Amounts billed to DOE	—	(1.2)	na	na	(0.6)	na	na
Pension and postretirement benefit charges, non-cash	—	22.2	na	na	—	na	na
Advisory costs	0.1	11.0	(9.9)	1.2	—	(1.2)	—
	$0.1	$57.2	$(13.9)	$22.4	$(0.5)	$(3.9)	$18.6

na - not applicable

Special Charges for Workforce Reductions

Beginning in May 2013, USEC has notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. The notifications are provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. Termination benefits, consisting primarily of severance payments, are estimated to total $25.2 million. The special charge of $24.0 million in the year ended December 31, 2013 is net of $1.2 million of severance paid by USEC and invoiced to DOE. In the first quarter of 2014, an additional $0.6 million was invoiced to DOE for its portion of severance paid to date, and is reflected as a credit to special charges in the three months ended March 31, 2014. Accounts receivable as of March 31, 2014 include DOE's share of severance paid by USEC. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act.

Between June and December 2013, the Paducah GDP workforce was reduced by 202 employees through layoffs. In the first quarter of 2014, the Paducah GDP workforce was reduced by an additional 134 employees through layoffs. Additional layoffs occurred in April and are expected in stages in 2014 including at other locations, depending on business needs. Information on these additional layoffs would be communicated to affected employees in future notices and may also result in additional charges.

USEC froze benefit accruals under its defined benefit pension plans, effective August 5, 2013, for active employees other than those who are covered by a collective bargaining agreement at the Paducah GDP. Pension benefits will no longer increase for these employees to reflect changes in compensation or company service. However, these employees will not lose any benefits earned through August 4, 2013 under the pension plans and continue to accrue service credits toward vesting and qualifying for early or unreduced retirement benefits under the plans. Unamortized prior service costs related to those pension plan participants were accelerated. In addition, as discussed above, layoffs of the remaining Paducah workforce are expected to occur in stages through 2014, but no later than the lease termination date of August 1, 2015. The layoffs are expected to accelerate retirement obligations in the GDP pension plan and GDP postretirement health and life benefit plans. Unamortized prior service costs related to affected plan participants were accelerated due to these terminations. Moreover, and in accordance with plan documents, certain affected plan participants were credited additional plan service credits based on their involuntary termination of employment. The net impact recorded in special charges for the year ended December 31, 2013 for these plans was $22.2 million.

Special Charges for Advisory Costs

Since late 2012, USEC has been engaged with advisors on the restructuring of its balance sheet. Special charges recorded for these advisors totaled $2.4 million in the three months ended March 31, 2013 and $11.0 million for the year ended December 31, 2013.

In the three months ended March 31, 2014, USEC incurred $7.2 million in advisory costs related to the Bankruptcy Filing and these charges are included in Reorganization Items, Net, as detailed in Note 4.

7. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

Since June 2012, USEC performed work under the Cooperative Agreement for the American Centrifuge technology with cost-share funding from DOE. The objectives of the Cooperative Agreement were (1) to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and (2) sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This included activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. USEC achieved or exceeded all of the program milestones and performance indicators on or ahead of schedule and on or under budget.

The Cooperative Agreement, as amended, defined the scope, funding and technical goals for the centrifuge research, development and demonstration program. The Cooperative Agreement provided for 80% DOE and 20% USEC cost sharing for work performed June 1, 2012 through April 30, 2014. The Total Estimated Cost was $350 million and the Total Estimated Government Share was $280 million. The Cooperative Agreement was incrementally funded since 2012, and the final $23.0 million of government funding was provided through amendments to the Cooperative Agreement on January 28, 2014, February 12, 2014 and April 1, 2014. The Cooperative Agreement was subsequently extended on April 14 to April 30, 2014, at no additional cost to the U.S. government beyond the $280 million. The Cooperative Agreement expired in accordance with its terms on April 30, 2014.

As of March 31, 2014, USEC has made cumulative qualifying American Centrifuge expenditures of $341.0 million. DOE’s cost share is 80% or $272.8 million. Of the $272.8 million, $255.3 million was received by USEC and DOE’s remaining funding share of $17.5 million is included in current accounts receivable as of March 31, 2014. DOE’s cost share of 80% is recognized as other income.

As described in Note 15, on May 1, 2014 USEC signed an agreement with UT-Battelle, LLC ("UT-Battelle"), the management and operating contractor for the Oak Ridge National Laboratory ("ORNL"), for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the "American Centrifuge Technology Demonstration and Operations Agreement", or "ACTDO Agreement"). The new agreement is a fixed-price contract with a contract price of approximately $33.7 million for the period from May 1, 2014 to September 30, 2014 for USEC to maintain the American Centrifuge technology capability as a subcontractor to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the Cooperative Agreement.

8.  RECEIVABLES

	March 31, 2014	December 31, 2013
	(millions)
Accounts Receivable:
Utility customers	$6.2	$129.3
DOE cost share of Cooperative Agreement funding	17.5	20.1
Contract services, primarily DOE:
Billed revenue	16.2	15.7
Unbilled revenue	2.7	1.9
Contract services, primarily DOE	18.9	17.6
Accounts receivable, gross	42.6	167.0
Less: valuation allowances and allowances for doubtful accounts	4.6	4.0
Accounts receivable, net	$38.0	$163.0

DOE Receivables included in Other Long-Term Assets:
DOE long-term receivables, gross	$80.8	$80.8
Less: valuation allowances and allowances for doubtful accounts	55.0	55.0
DOE long-term receivables, net	$25.8	$25.8

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

USEC has unapplied payments from DOE included in other long-term liabilities pending resolution of the long-term receivables from DOE described above. DOE funded a portion of USEC's contract services work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold. USEC completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. The net cash proceeds from the uranium sales are to be applied, at the direction of DOE, (a) as revenue is recognized in USEC’s contract services segment as services are provided or (b) to existing receivables balances due from DOE in USEC’s contract services segment. The remaining payment balance included in other long-term liabilities is $19.7 million as of March 31, 2014 and December 31, 2013.

9. INVENTORIES

USEC is a supplier of LEU for nuclear power plants. LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be used in the production of LEU under this formula is referred to as its uranium component.

USEC holds uranium at the Paducah GDP and other NRC-licensed locations in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Costs included in inventory include purchase costs and previous production costs associated with the Paducah GDP.

Components of inventories follow (in millions):

	March 31, 2014			December 31, 2013
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$468.5	$67.2	$401.3	$628.4	$200.0	$428.4
Uranium	101.0	90.2	10.8	335.4	299.7	35.7
Materials and supplies	2.2	—	2.2	3.8	—	3.8
	$571.7	$157.4	$414.3	$967.6	$499.7	$467.9

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $954 million at March 31, 2014, and $1.3 billion at December 31, 2013, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 23% decline in quantities and a 3% decline in the uranium spot price indicator. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

10. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2013	Capital Expenditures (Depreciation)	Retirements	March 31, 2014
Leasehold improvements	$141.1	$—	$(109.9)	$31.2
Machinery and equipment	164.0	—	(36.5)	127.5
	305.1	—	(146.4)	158.7
Accumulated depreciation and amortization	(297.2)	(2.5)	146.2	(153.5)
	$7.9	$(2.5)	$(0.2)	$5.2

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

As a result of USEC Inc.'s bankruptcy filing on March 5, 2014, the realization of assets and the satisfaction of liabilities are subject to uncertainty. Further, USEC's reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated condensed financial statements.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	—	$80.1	—	$80.1	—	$312.7	—	$312.7
Deferred compensation asset (b)	—	3.1	—	3.1	—	3.1	—	3.1

Liabilities:
Deferred compensation obligation (b)	—	2.9	—	2.9	—	3.0	—	3.0

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

Other Financial Instruments

As of March 31, 2014 and December 31, 2013, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s convertible senior notes follow (in millions):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes, excluding accrued interest	$530.0	$185.5	$530.0	$184.1

The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date, and is classified as using Level 1 inputs in the fair value measurement. In connection with our voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, USEC Inc. has reached an agreement on the terms of a financial restructuring plan with the holders of approximately 65% of the principal amount of our convertible senior notes. Under the terms of the agreement, USEC will replace the approximately $530 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. As further detailed in Note 2, the $530 million in the outstanding principal amount of convertible senior notes would be exchanged for new common stock, cash for accrued and unpaid interest, and $200 million in principal amount of new notes issued by the reorganized USEC Inc. on terms described in the Plan’s implementing documents.

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Service costs	$0.6	$3.7	$0.5	$0.9
Interest costs	10.5	11.0	2.5	2.2
Expected returns on plan assets (gains)	(12.8)	(12.8)	(0.5)	(0.6)
Amortization of actuarial (gains) losses, net	0.3	6.1	—	0.7
Amortization of prior service costs (credits)	—	0.2	(0.1)	—
Net benefit costs (credit)	$(1.4)	$8.2	$2.4	$3.2

USEC expects to contribute $28.7 million to the defined benefit pension plans in 2014, including $26.5 million of required contributions under ERISA and $2.2 million to non-qualified plans. USEC has contributed $5.8 million in the three months ended March 31, 2014.

There is no required contribution for the postretirement health and life benefit plans under ERISA and USEC does not expect to contribute in 2014. USEC receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Net periodic benefit costs related to continued operations are allocated to cost of sales, selling, general and administrative expense, and advanced technology costs.

The defined benefit pension plans were amended to allow a lump sum payment option to active employees who are not covered by a collective bargaining agreement at the Paducah GDP who are terminated as a result of participation in a reduction in force from August 5, 2013 through December 31, 2014. Any lump sum distributions in connection with this program would fully settle USEC's long-term pension obligations related to those benefits. Total lump sum benefits paid in the first quarter of 2014 were $5.0 million. Settlement accounting, which requires immediate recognition of a portion of amounts deferred in accumulated other comprehensive income, need not be followed if the sum of the settlements for the year is less than the service cost and interest cost components of the net periodic benefit cost for the plan year, determined on a plan by plan basis. Total lump sum payments in the first quarter of 2014 fell below the minimum settlement accounting thresholds for the plans and therefore settlement accounting was not required.

13. STOCK-BASED COMPENSATION

	Three Months Ended March 31,
	2014	2013
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.4	$0.9
Stock options, performance awards and other	—	0.1
Expense included in selling, general and administrative and advanced technology costs	$0.4	$1.0
Total recognized tax benefit	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. There was no stock-based compensation granted in the three months ended March 31, 2014. As of March 31, 2014, there was $0.5 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted shares and restricted stock units granted in prior years. That cost is expected to be recognized over a weighted-average period of 1.0 year.

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

	Three Months Ended March 31,
	2014	2013
	(millions)
Numerators for basic and diluted calculations (a):
Net (loss) from continuing operations	$(50.8)	$(23.7)
Net income from discontinued operations	—	21.7
Net (loss)	$(50.8)	$(2.0)

Denominator:
Weighted average common shares	5.0	5.0
Less: Weighted average unvested restricted stock	0.1	0.1
Denominator for basic calculation	4.9	4.9

Weighted average effect of dilutive securities:
Convertible notes	1.8	1.8
Convertible preferred stock:
Equivalent common shares (b)	17.1	7.8
Less: share issuance limitation (c)	16.2	6.9
Net allowable common shares	0.9	0.9
Subtotal	2.7	2.7
Less: shares excluded in a period of a net loss or antidilution	2.7	2.7
Weighted average effect of dilutive securities	—	—
Denominator for diluted calculation	4.9	4.9

Net (loss) per share from continuing operations – basic and diluted	$(10.37)	$(4.84)
Net income per share from discontinued operations – basic and diluted	$—	$4.43
Net (loss) per share – basic and diluted	$(10.37)	$(0.41)

(a)
The numerators are subject to increase for interest expense on convertible notes, net of tax, of $3.3 million in the three months ended March 31, 2014. Net interest expense on convertible notes and convertible preferred stock dividends was $5.0 million in the three months ended March 31, 2013. The tax rate is the statutory rate.

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

(c)
Prior to obtaining shareholder approval, the preferred stock may not be converted into an aggregate number of shares of common stock in excess of 19.99% of the shares of our common stock outstanding on May 25, 2010 (approximately 0.9 million shares adjusted to take into account the 1-for-25 reverse stock split), in compliance with the rules of the New York Stock Exchange. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law and the Bankruptcy Code.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share:

	Three Months Ended March 31,
	2014		2013
Options excluded from diluted net income per share	1,000		13,000
Warrants excluded from diluted net income per share	250,000		250,000
Exercise price of excluded options	$177.50	to	$93.00	to
	$357.00		$357.00
Exercise price of excluded warrants	$187.50		$187.50

15. COMMITMENTS AND CONTINGENCIES

American Centrifuge

Project Funding

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, USEC does not believe that its previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, market conditions are expected to improve and USEC continues to take steps to maintain its options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of the Company's LEU business.

From June 2012 through April 2014, USEC performed work under the Cooperative Agreement, as amended, for the research, development and demonstration of the American Centrifuge technology. The Cooperative Agreement provided for cost sharing for work performed during the period June 1, 2012 through April 30, 2014. USEC achieved or exceeded all of the program technical milestones and performance indicators on or ahead of schedule and on or under budget, and the Cooperative Agreement expired by its terms on April 30, 2014.

In light of the current status of the American Centrifuge project, DOE instructed UT-Battelle, the management and operating contractor for ORNL, to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with USEC. On May 1, 2014, USEC signed the ACTDO Agreement with UT-Battelle, as operator of ORNL, for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives.

The ACTDO Agreement provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The new agreement is a firm fixed price contract with a total price of approximately $33.7 million for the period from May 1, 2014 to September 30, 2014. The agreement provides for payments of approximately $6.7 million per month and is incrementally funded. The agreement provides initial funding for the first month of approximately $6.7 million. The agreement also provides ORNL with two options to extend the agreement by six months each. Each option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total price of the contract including options is approximately $117 million. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the Cooperative Agreement.

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

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect USEC's ability to meet an ACP milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. DOE has informed USEC that given the current bankruptcy proceeding and market conditions, as well as the expiration of the Cooperative Agreement, that while DOE is not taking any action at this time, it has reserved its rights under the 2002 DOE- USEC Agreement and other agreements. USEC has similarly reserved its rights with respect to such agreements and has requested to meet with DOE to discuss the possible modification of the 2002 DOE- USEC Agreement necessitated by the impact of the continuing disruption in the enrichment market.

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

On April 30, 2013, USEC received notice from the NYSE that the decline in USEC's total market capitalization has caused it to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, USEC submitted a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted USEC's plan of compliance and USEC's common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. USEC's plan outlines initiatives that USEC must execute by quarter. These initiatives include the successful completion of ACP development milestones, commercialization activities related to the American Centrifuge project, as well as the successful execution of the Company's Russian Supply Agreement and the Company's balance sheet restructuring.  The NYSE has notified USEC that if USEC does not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors. The NYSE can take accelerated de-listing action if USEC's common stock trades at levels viewed to be “abnormally low” over a sustained period of time. USEC would also be subject to immediate suspension and de-listing from the NYSE if its average market capitalization is less than $15 million over a consecutive 30 trading-day period. During July 2013, USEC's market capitalization fell below $15 million for several days. Even if USEC meets the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

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

Potential ERISA Section 4062(e) Liability

USEC is in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of USEC's de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011.  USEC notified the PBGC of this occurrence and the PBGC has informally advised USEC of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. USEC has informed the PBGC that it does not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). USEC also disputes the amount of the PBGC's preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, USEC has not reached a resolution with the PBGC and USEC has no assurance that the PBGC will agree with it or will not pursue a requirement for it to accelerate funding or take other actions to provide security. USEC is also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. The PBGC had also previously informally advised USEC that the cessation of enrichment at Paducah will be a cessation of operations when the 20% employee separation threshold is met and would also trigger liability under ERISA Section 4062(e). USEC informed the PBGC that while it does not believe that an ERISA Section 4062(e) event has occurred at Paducah, the 20% reduction to active plan participants threshold was reached at Paducah in

April 2014. In addition, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with the transition of the Paducah and Portsmouth GDPs, creates potential liabilities under ERISA Section 4062(e).

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware case number 14-10475. The Bankruptcy Filing was a “pre-arranged” filing which, as described in Note 2, included the filing of a proposed Plan of Reorganization which is supported by certain holders of the claims and interests impaired under the proposed plan. USEC Inc.’s subsidiaries, including United States Enrichment Corporation, which is USEC Inc.'s primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. USEC Inc.’s subsidiaries will continue to operate in the ordinary course of business.

16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) ("AOCI") is pension and postretirement health and life benefit plans. Amortization of actuarial (gains) losses, net and the amortization of prior service costs (credit) are items reclassified from AOCI and included in the computation of net benefit costs as detailed in Note 12.

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

	Three Months Ended March 31,
	2014	2013
	(millions)
Revenue
LEU segment:
Separative work units	$145.6	$290.2
Uranium	—	27.6
	145.6	317.8
Contract services segment	3.0	2.6
	$148.6	$320.4

Segment Gross Profit (Loss)
LEU segment	$(19.7)	$14.0
Contract services segment	(1.2)	(0.7)
Gross profit (loss)	$(20.9)	$13.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in Part II, Item 1A of this report and Part I, Item 1A of the annual report on Form 10-K for the year ended December 31, 2013.

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

We have historically produced or acquired LEU from two principal sources. We produced about half of our supply of LEU at the Paducah gaseous diffusion plant ("Paducah GDP") in Paducah, Kentucky that we lease from the U.S. Department of Energy ("DOE"), and we acquired the other portion under a contract with Russia (the "Russian Contract") under the 20-year Megatons to Megawatts program. Under the Russian Contract, we purchased the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. Our purchases under the Megatons to Megawatts program were completed in December 2013. Commencing in June 2013, we continue to acquire Russian LEU under the terms of a 10-year commercial agreement with Russia (the "Russian Supply Agreement"). Purchase quantities under the Russian Supply Agreement will be about half the level we had purchased under the Megatons to Megawatts program unless the parties exercise a mutual option to increase such purchases. We ceased enrichment at the Paducah GDP at the end of May 2013 and we are actively taking steps to transfer the Paducah site back to DOE.

The cessation of domestic enrichment and the successful conclusion of the Megatons to Megawatts program have placed our business in a state of significant transition. Our average sales volume was approximately 11 million SWU annually over a five-year period from 2008 to 2012. In 2013, our sales volume declined to a level that was approximately 70% from that average. In 2014, we expect our sales volume to decline to a level that is approximately 30% of that historic average with our sources of supply consisting of LEU from existing inventory, purchases from Russia under the Russian Supply Agreement and potential other suppliers. We expect our sales volume going forward to be at levels consistent with our reduced sources of supply.

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

Our business is in a state of significant transition as we seek to move from the gaseous diffusion technology employed for more than 60 years to a modern, cost-effective gas centrifuge technology. Managing this transition has been made more challenging by current enrichment market conditions. Approximately 60 reactors in Japan and Germany were taken off-line and remain out of service in the regulatory and political aftermath following a March 2011earthquake and tsunami that caused irreparable damage to four reactors in Japan. In addition, low prices for competing fuels such as natural gas and subsidized renewables in the United States could slow the need for new base load nuclear power capacity and has resulted in early retirement of five U.S. nuclear plants. An oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. Specifically, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period. If there are further delays or a reduction in the number of restarted Japanese reactors, the market impact could worsen.

The market conditions have affected our business plans, including our decision in May 2013 to cease enrichment at the Paducah GDP. We are working to transition the Paducah site back to DOE and expect to continue limited operations at the site during the first half of 2014 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. Turnover activities continue as we work to reach agreement on a de-lease plan with DOE. For a limited period, we still need to lease certain areas used for ongoing operations, such as shipping and handling, inventory management and site services. We are taking actions to relocate inventories away from the leased areas and to monetize equipment and property. We have completed repackaging existing inventory and are transferring our inventory to off-site locations to meet future customer orders. For the period May 31, 2013 through December 31, 2013, the number of employees at Paducah declined by 237 through layoffs, retirements and other attrition. Approximately 425 additional Paducah employees left USEC through layoffs and attrition through April 30, 2014, and additional layoffs are expected to occur in stages in 2014 including at other locations, depending on business needs.

We are in discussions with DOE regarding the timing of our de-lease of the Paducah GDP from DOE. On August 1, 2013, we provided notice to DOE that we have exercised our rights to terminate the lease with respect to the Paducah GDP upon two years prior notice as permitted under the lease. We can also de-lease portions of the property under lease upon 60 days prior notice with DOE’s consent, which cannot be unreasonably withheld. However, the right of partial de-lease does not include the right of USEC to terminate the lease in its entirety or with respect to the Paducah GDP, which termination is permitted only in accordance with the two-year termination provision of the lease. We anticipate being ready to complete the return of leased premises and to terminate the Paducah GDP lease as early as July 2014. However, based on our current discussions with DOE, the return of the leased premises appears unlikely before October 2014 and we have not reached agreement on a lease termination date prior to August 1, 2015. DOE has indicated that its ability to agree to such an earlier date will depend on its ability to award a contract for deactivation services and be prepared to assume responsibility for the leased areas among other things. In the event that we and DOE are unable to agree on a schedule for termination prior to two years (August 1, 2015), we plan to exercise our rights under the lease and submit a 60-day notice to return portions of the leased premises no longer required to meet our business needs. In addition, while DOE has stated that it continues to be willing to work with us to develop a transition plan and schedule for the safe and secure return of the Paducah GDP, DOE has taken the position that we are foreclosed from invoking our rights to a partial return of facilities under the lease. While we strongly disagree with this DOE position, we believe we will be able to reach agreement with DOE on a mutually acceptable date to return the leased areas.

We are seeking to manage the impacts of the Paducah transition on our existing business.  With the cessation of enrichment at the Paducah GDP, there will be a transition period of at least several years until we have further clarity regarding our commercialization plans for the American Centrifuge Plant ("ACP"). During this period we will no longer be enriching uranium but making sales from our existing inventory, our future purchases from Russia and other potential sources of supply. We expect to continue discussions with customers regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and potential timing for the financing and commercial production from the ACP.

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, USEC does not believe that its previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, market conditions are expected to improve and USEC continues to take steps to maintain our options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of the Company's LEU business.

Over the past two years, USEC has successfully demonstrated the American Centrifuge technology through centrifuge research, development and demonstration work performed under the June 2012 cooperative agreement with DOE (the "Cooperative Agreement"). The objectives of the Cooperative Agreement were to demonstrate the American Centrifuge technology through the construction and operation of a 120-machine commercial demonstration cascade and to sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This included activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. The Cooperative Agreement with DOE, as amended, included 10 technical milestones, including one added in January 2014. All 10 of the milestones were completed on or ahead of schedule, and DOE certified their completion. The Cooperative Agreement expired by its terms on April 30, 2014

In light of the current status of the American Centrifuge project, DOE instructed UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for the Oak Ridge National Laboratory (“ORNL”), to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with USEC. On May 1, 2014, USEC signed an agreement with UT-Battelle, as operator of ORNL, for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives (the “American Centrifuge Technology Demonstration and Operations Agreement”, or “ACTDO Agreement”).

The ACTDO Agreement provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The new agreement is a firm fixed price contract with a total price of approximately $33.7 million for the period from May 1, 2014 to September 30, 2014. The agreement provides for payments of approximately $6.7 million per month and is incrementally funded. The agreement provides initial funding for the first month of approximately $6.7 million. The agreement also provides ORNL with two options to extend the agreement by six months each. Each option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total price of the contract including options is approximately $117 million.

The scope of work under the ACTDO Agreement includes continuation of cascade operations at our Piketon Ohio facility, testing at our test facility in Oak Ridge, Tennessee, and core American Centrifuge research and technology activities; and the furnishing of related reports to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by us under the Cooperative Agreement. On a dollar basis per month, the scope of work under the ACTDO Agreement is about 60% of the scope of work recently performed under the Cooperative Agreement. The resulting reduced scope of work does not include engineering, procurement and construction activities; specialized process equipment; or the manufacturing of new centrifuge machines. We are working with suppliers and evaluating actions that will be required as a result of the reduction in the scope of the program to meet the objectives of the ACTDO Agreement, including demobilization of the program areas not being continued under the reduced scope. Additional information about the potential costs associated with such a limited demobilization is provided below in "Liquidity and Capital Resources." In addition, to better manage the transition to the ACTDO Agreement with ORNL, we provided notice pursuant to the Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC ("ACM"), as amended, for the automatic transfer of the membership interests of Babcock & Wilcox Technical Services Group, Inc. to American Centrifuge Holdings, LLC, a wholly-owned subsidiary of the Company, at no cost. As a result, ACM is now 100% indirectly owned by the Company.

Additional information about the American Centrifuge project is discussed in our 2013 Annual Report on Form 10-K, Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant."

In parallel, we are taking steps to strengthen our financial structure through a reorganization so that we can emerge as a stronger sponsor of the American Centrifuge project. On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. The bankruptcy filing is intended to strengthen the Company’s balance sheet, enhance our ability to sponsor the American Centrifuge project and improve our long-term business opportunities. We have reached an agreement on the terms of a financial restructuring plan with the holders of approximately 65% of the principal amount of our convertible senior notes. Under the terms of the proposed plan of reorganization, we will replace the approximately $530 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We also reached an agreement with Babcock & Wilcox Investment Company (“B&W”) and Toshiba America Nuclear Energy Corporation (“Toshiba”) to restructure their preferred convertible equity investment. Additional details are provided in Item 1, Note 2 to the consolidated condensed financial statements.

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

We also must continue to effectively respond to events that occur that are outside of our control, including actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. For a discussion of the potential risks and uncertainties facing our business, see Part II, Item 1A, Risk Factors, of this report and Part I, Item 1A, Risk Factors, of the 2013 Annual Report on Form 10-K.

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

We have not added significant new sales to our backlog in the past several quarters due to the current supply/demand imbalance in the nuclear fuel market, and the transition in sources of enrichment from production at the Paducah GDP. Our opportunities to make new sales are also moderated by the uncertainty about the future prospects for commercial production at the ACP. During the period of anticipated transition to the ACP, we expect a lower level of revenues and sales, aligned with our anticipated sources of LEU from existing inventory, the smaller quantities purchased from Russia under the Russian Supply Agreement and potential other suppliers. Our backlog includes contracts that must be modified to reflect the current state of our supply sources during our transition. Some long-term contracts in our backlog were established with milestones related to the ACP that, if missed, would give the customer the right to terminate the remainder of the contract. We estimate that approximately 30% of our backlog is at risk due to milestones related to ACP financing and deployment. We have been working with customers to renegotiate those contracts to modify or eliminate any such termination rights. We expect to continue to work with customers regarding the remaining contracts; however, some customers have indicated they expect to exercise their contract termination rights in light of current market prices. We are also working with customers to modify contracts that may have delivery, scheduling, origin or other terms that may be inconsistent with anticipated supply sources during the transition period. However, we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog and our prospects.

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

	March 31, 2014	December 31, 2013	March 31, 2013
SWU:
Long-term price indicator ($/SWU)	$99.00	$114.00	$130.00
Spot price indicator ($/SWU)	96.00	99.00	115.00
UF6:
Long-term price composite ($/KgU)	133.58	146.64	165.68
Spot price indicator ($/KgU)	96.00	98.65	120.75

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

We have historically purchased about one-half of our SWU supply under the Russian Contract. Prices under the contract were determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology included a multi-year retrospective view of market-based price points. Prices under the new 10-year Russian Supply Agreement are determined based on a mix of market-related price points and other factors.

Paducah GDP Transition

We ceased uranium enrichment at the Paducah GDP at the end of May 2013 and are working to transition the site back to DOE. We expect to continue limited operations at the Paducah site through the second quarter of 2014 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. We have completed repackaging existing inventory and are transferring our inventory to off-site locations to meet future customer orders. We have been and will continue incurring substantial costs related to the transition that are charged directly to cost of sales. These non-production expenses have included the following to-date:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

-
Accelerated asset charges. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first half of 2014;

-
Residual inventories. Inventories that are intended to be transferred to DOE upon final de-lease are charged to expense. These inventories include residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. USEC determined that it was currently uneconomic to recover resulting residual quantities for resale. In addition, certain materials and supplies used in the enrichment process were expensed following the termination of enrichment; and

-	Asset retirement charges for property, plant and equipment formerly used in the enrichment process at the Paducah GDP.
Depending on the finalization of a transition plan with DOE, we could incur significant additional costs due to any delays in the de-lease schedule, delays in the transfer to other locations of the inventories held by us, additional lease turnover activities, additional costs for waste removal, and other costs that could be greater than anticipated. These costs could place significant demands on our liquidity and we are evaluating alternatives to manage these potential costs. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs. Additional details regarding our discussions with DOE on the transition of the Paducah GDP are provided above in "Our View of the Business Today."

Workforce Reductions

Beginning in May 2013, USEC has notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. The notifications are provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. Termination benefits, consisting primarily of severance payments, are estimated to total $25.2 million. The special charge of $24.0 million in the year ended December 31, 2013 is net of $1.2 million of severance paid by USEC and invoiced to DOE. In the first quarter of 2014, an additional $0.6 million was invoiced to DOE for its portion of severance paid to date, and is reflected as a credit to special charges in the three months ended March 31, 2014. Accounts receivable as of March 31, 2014 include DOE's share of severance paid by USEC. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act.

Between June and December 2013, the Paducah GDP workforce was reduced by 202 employees through layoffs. In the first quarter of 2014, the Paducah GDP workforce was reduced by an additional 134 employees through layoffs. Additional layoffs occurred in April and are expected in stages in 2014 including at other locations, depending on business needs. Information on these additional layoffs would be communicated to affected employees in future notices and may also result in additional charges.

Employees

A summary of our employees by location follows. Workforce reductions are expected to continue in stages in 2014 depending on business needs.

	No. of Employees
Location	Mar. 31, 2014	Dec. 31, 2013	Dec. 31, 2012
Paducah, KY	696	852	1,133
Piketon, OH	319	329	311
Oak Ridge, TN	164	167	171
Norcross, GA	—	—	67
Bethesda, MD	81	84	88
Total Employees	1,260	1,432	1,770

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

Contract Services Receivables

Our consolidated balance sheet includes gross receivables from DOE or DOE contractors for contract services work totaling $99.7 million as of March 31, 2014. Of the $99.7 million, $80.8 million represents certified claims submitted by USEC to DOE under the Contract Disputes Act (“CDA”) for payment. To date, DOE has denied certified claims totaling $38.0 million and USEC has appealed DOE's denial to the U.S. Court of Federal Claims.

We have potential pension plan funding obligations under ERISA Section 4062(e) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's decontamination and decommissioning ("D&D") contractor and related to the transition of employees in connection with the Paducah GDP transition.  We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. Additional details are provided in “Liquidity and Capital Resources - Defined Benefit Plan Funding.”

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

Results of Operations – Three Months Ended March 31, 2014 and 2013

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

The following tables present elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2014	2013	Change	%
LEU segment
Revenue:
SWU revenue	$145.6	$290.2	$(144.6)	(50)%
Uranium revenue	—	27.6	(27.6)	(100)%
Total	145.6	317.8	(172.2)	(54)%
Cost of sales	165.3	303.8	138.5	46%
Gross profit (loss)	$(19.7)	$14.0	$(33.7)	(241)%

Contract services segment
Revenue	$3.0	$2.6	$0.4	15%
Cost of sales	4.2	3.3	(0.9)	(27)%
Gross profit (loss)	$(1.2)	$(0.7)	$(0.5)	(71)%

Total
Revenue	$148.6	$320.4	$(171.8)	(54)%
Cost of sales	169.5	307.1	137.6	45%
Gross profit (loss)	$(20.9)	$13.3	$(34.2)	(257)%

Revenue

Revenue from the LEU segment declined $172.2 million (or 54%) in the three months ended March 31, 2014 compared to the corresponding period in 2013. The volume of SWU sales declined 49% reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2014 compared to 2013. The average price billed to customers for sales of SWU declined 4% reflecting the particular contracts under which SWU were sold during the period.

Revenue from the contract services segment increased $0.4 million (or 15%) in the three months ended March 31, 2014, compared to the corresponding period in 2013, reflecting reserves of revenue of $0.8 million taken in the first quarter of 2013.

Cost of Sales

Cost of sales for the LEU segment declined $138.5 million (or 46%) in the three months ended March 31, 2014, compared to the corresponding period in 2013, due to lower SWU sales volumes partially offset by higher non-production expenses. Cost of sales for SWU and uranium and non-production expenses for the three-month periods are detailed in the following table (dollar amounts in millions):

	Three Months Ended March 31,
	2014	2013	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$130.4	$298.0	$167.6	56%
Non-production expenses	34.9	5.8	(29.1)	(502)%
Total	$165.3	$303.8	$138.5	46%

Cost of sales per SWU, excluding non-production expenses, declined 6% in the three months ended March 31, 2014 compared to the corresponding period in 2013. Approximately two-thirds of our sales in the first quarter of 2014 were derived from previously deferred sales, whereby customers made advance payments to be applied against future deliveries. The unit cost per SWU for these sales reflects the average inventory cost when the customer took title to the SWU. These costs were accumulated in deferred costs and are now recognized as cost of sales as the SWU is delivered.

Under our monthly moving average cost method, changes in purchase costs and historically changes in production costs have an effect on inventory costs and cost of sales over current and future periods. The SWU unit cost in inventory increased 1% from December 31, 2013 to March 31, 2014, and was negatively impacted by the carryforward effect of higher unit purchase costs from Russia in 2013 compared to 2012. There were no purchases of SWU from Russia in the three months ended March 31, 2014 based on our agreed-upon delivery schedule.

As we accelerated the expected productive life of plant assets and ceased enrichment at the Paducah GDP in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $34.9 million in the three months ended March 31, 2014 and $5.8 million in the corresponding period in 2013 as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $27.0 million in the three months ended March 31, 2014. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure. Non-production expenses in the three months ended March 31, 2013 include $3.0 million of Portsmouth retiree benefit costs;

-
Accelerated asset charges of $1.3 million in the three months ended March 31, 2014 and $2.8 million in the three months ended March 31, 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress are treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013. In general, these assets, depending on their continuing economic life, are now expected to be useful only through the first half of 2014; and

-	Inventory charges of $6.6 million in the three months ended March 31, 2014. Theses inventories are intended to be transferred to DOE upon final de-lease, including residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. USEC determined that it was currently uneconomic to recover resulting residual quantities for resale.

Cost of sales for the contract services segment increased $0.9 million (or 27%) in the three months ended March 31, 2014 compared to the corresponding period in 2013 primarily due to increased rates and absorption of fixed costs at the Paducah site.

Gross Profit (Loss)

Gross profit declined $34.2 million in the three months ended March 31, 2014 compared to the corresponding period in 2013. Our margin was (14.1%) in the three months ended March 31, 2014 compared to 4.2% in the corresponding period in 2013. Gross profit for the LEU segment declined $33.7 million in the three-month period primarily due to increases in non-production expenses and lower SWU sales volume.

Gross profit from the contract services segment declined $0.5 million in the three months ended March 31, 2014, compared to the corresponding period in 2013, reflecting higher site costs at Paducah slightly reduced by increased contract services revenue recognized in the current period.

Non-Segment Information

The following tables present elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2014	2013	Change	%
Gross profit (loss)	$(20.9)	$13.3	$(34.2)	(257)%
Advanced technology costs	33.3	59.3	26.0	44%
Selling, general and administrative	11.7	12.9	1.2	9%
Special charges (credit) for workforce reductions and advisory costs	(0.5)	2.4	2.9	121%
Other (income)	(26.2)	(47.6)	(21.4)	(45)%
Operating (loss)	(39.2)	(13.7)	(25.5)	(186)%
Interest expense	4.6	13.3	8.7	65%
Interest (income)	(0.4)	(0.3)	0.1	33%
Reorganization items, net	8.4	—	(8.4)	-
(Loss) from continuing operations before income taxes	(51.8)	(26.7)	(25.1)	(94)%
Provision (benefit) for income taxes	(1.0)	(3.0)	(2.0)	(67)%
Net (loss) from continuing operations	(50.8)	(23.7)	(27.1)	(114)%
Net income from discontinued operations	—	21.7	(21.7)	(100)%
Net (loss)	$(50.8)	$(2.0)	$(48.8)	(2,440)%

Advanced Technology Costs

Advanced technology costs declined $26.0 million in the three months ended March 31, 2014, compared to the corresponding period in 2013, reflecting a decrease in development activity under the Cooperative Agreement. Costs in the corresponding period in 2013 included construction of our American Centrifuge commercial demonstration cascade, which was completed in April 2013.

Selling, General and Administrative

Selling, general and administrative expenses declined $1.2 million in the three months ended March 31, 2014, compared to the corresponding period in 2013, reflecting a $1.5 million decline in salary and other compensation costs resulting from reduced staffing levels.

Special Charges (Credit) for Workforce Reductions and Advisory Costs

Beginning in May 2013, USEC has notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. Termination benefits, consisting primarily of severance payments, are estimated to total $25.2 million. In 2013, the special charge of $24.0 million was net of $1.2 million of severance paid by USEC and invoiced to DOE. In the first quarter of 2014, an additional $0.6 million was invoiced to DOE for its portion of severance paid to date, and is reflected as a credit to special charges in the three months ended March 31, 2014.

Costs for advisors on the restructuring of our balance sheet totaled $2.4 million in the three months ended March 31, 2013.

Other (Income)

DOE and USEC provided cost sharing support for American Centrifuge activities under the Cooperative Agreement. DOE’s cost share of 80% of qualifying American Centrifuge expenditures is recognized as other income.

Interest Expense

Interest expense declined $8.7 million in the three months ended March 31, 2014, compared to the corresponding period in 2013, primarily due to lower debt resulting from the repayment of the credit facility term loan in March 2013. In addition, interest on our convertible preferred stock, in the form of dividends payable-in-kind, ceased in connection with our proposed Plan of Reorganization under our bankruptcy filing.

Reorganization Items, Net

Beginning in the first quarter of 2014, expenses, gains and losses directly associated with our reorganization are reported as Reorganization Items, Net. Costs for advisors related to our bankruptcy filing totaled $7.2 million in three months ended March 31, 2014. For debt that is subject to compromise, associated deferred financing costs are expensed so that the net carrying amount of the debt equals the amount of the allowed claim. Previously deferred financing costs of $1.2 million related to our convertible senior notes were expensed in three months ended March 31, 2014.

Provision (Benefit) for Income Taxes

The income tax benefit from continuing operations was $1.0 million for the three months ended March 31, 2014 and $3.0 million for the corresponding period in 2013. Included in the income tax benefit was a discrete item for reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $1.0 million for the three months ended March 31, 2014 and $0.6 million for the corresponding period in 2013.

Because there is a full valuation allowance against deferred tax assets and there are pretax losses from continuing operations and income in other components of the financial statements (e.g., Discontinued Operations and Other Comprehensive Income), the income tax benefit, excluding discrete items, from pretax losses from continuing operations is limited to the amount of income tax expense recorded on all items other than continuing operations. This income tax benefit from continuing operations is calculated using an estimated annual effective tax rate. The estimated annual effective tax rate applied to pretax losses from continuing operations for an interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date income tax expense for all other components of the financial statements.

Net (Loss) from Continuing Operations

The net loss from continuing operations in the three months ended March 31, 2014 was $50.8 million ($10.37 per share), or $27.1 million higher than the net loss from continuing operations in the three months ended March 31, 2013, reflecting the after-tax effects of lower gross profits due primarily to non-production related expenses incurred at the Paducah GDP and reorganization costs related to our bankruptcy filing.

Net Income from Discontinued Operations

On March 15, 2013, USEC sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture, including our gain on the sale of $35.6 million, are presented under net income from discontinued operations for the three months ended March 31, 2013.

Net (Loss)

The net loss in the three months ended March 31, 2014 was $50.8 million ($10.37 per share), or $48.8 million higher than the net loss in the three months ended March 31, 2013, reflecting the higher net loss from continuing operations, partially offset by the after-tax effect of the gain on the sale of our NAC subsidiary.

2014 Outlook Update

USEC is going through a period of transition during 2014 and we are:

•
Taking steps to strengthen our financial structure by addressing balance sheet issues through a Chapter 11 filing with the U.S. Bankruptcy Court so that we can emerge as a stronger sponsor of the American Centrifuge project;

•	Completing the Cooperative Agreement and any transition activities, and beginning work under the ACTDO Agreement; and

•	Preparing for the transition of the Paducah site, and appropriately reducing the size of our corporate organization.

Given the uncertainties of these transitions and the uncertain and incremental nature of federal funding for work under the ACTDO Agreement, our guidance for USEC financial results and metrics for 2014 will be limited.

Our ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of our proposed reorganization plan and our ability to successfully implement the proposed reorganization plan, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, USEC Inc. may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (and subject to restrictions contained in the Debtor-In-Possession Credit Facility provided by United States Enrichment Corporation, USEC Inc.’s subsidiary) for amounts other than those reflected in the accompanying consolidated condensed financial statements. Further, our reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated condensed financial statements.

In 2013, uranium enrichment ceased at the Paducah plant and the 20-year Megatons to Megawatts program successfully concluded. During a five-year period from 2008 to 2012, our average sales volume was approximately 11 million SWU annually. In 2013, our sales volume declined to a level that was approximately 70% from that average. In 2014, we expect our sales volume to decline to a level that is approximately 30% of that historic average with our sources of supply consisting of LEU from existing inventory, purchases from Russia under the Russian

Supply Agreement and potential other suppliers. We expect our sales volume going forward to be at levels consistent with our reduced sources of supply.

Liquidity and Capital Resources

Although we ended the first quarter of 2014 with a consolidated cash balance of $85.1 million, our prospects for adequate liquidity in the next 12 months and beyond are uncertain. Our liquidity is dependent on a number of factors, including (i) our operating needs, including the cost of our restructuring (ii) the level of expenditures and government funding for the American Centrifuge project, including the costs to close out the Cooperative Agreement that was completed on April 30, 2014, the availability of government funding under the ACTDO Agreement, any costs of the American Centrifuge program for scopes not included in the ACTDO Agreement, and the potential demobilization or termination costs resulting from demobilization of the program areas not being continued under the reduced scope or in the event of a further demobilization or termination of the program if continued funding for the project is not available, or if USEC Inc. determines there is no longer a viable path to commercialization of the American Centrifuge project; (iii) the amount and timing of transition expenses for the Paducah GDP and our ability to reach an acceptable agreement with DOE for the transition; (iv) our ability to obtain confirmation and effectiveness of our proposed Plan of Reorganization to restructure our $530.0 million of convertible senior notes that mature on October 1, 2014; and (v) the level of our success in working with customers to advance sales orders to accelerate our cash receipts, all of which affect our liquidity.

On March 5, 2014 (the "Petition Date"), USEC Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing was a "pre-arranged" filing which included the filing of a proposed reorganization plan which is supported by certain holders of the claims and interests impaired under the reorganization plan. USEC Inc.'s subsidiaries were not part of the bankruptcy filing. USEC Inc. will continue to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

USEC Inc. received approval from the Bankruptcy Court to enter into a debtor-in-possession credit facility (the "DIP Facility"). This $50 million revolving credit facility is provided by United States Enrichment Corporation ("Enrichment"), USEC Inc.’s subsidiary. It accrues interest at an annual rate of 10.5% and is secured by substantially all of USEC Inc.’s assets. The DIP Facility requires mandatory prepayments from USEC Inc. when cost sharing reimbursements for research, development and demonstration work performed under the Cooperative Agreement have been received from DOE. It matures at the earlier of the effective date of the reorganization plan or 120 days, and is expected to be repaid with a draw on the Exit Facility described below. Borrowings must be consistent with a budget satisfactory to Enrichment. USEC Inc. is also required to manage its cash flows pursuant to this budget on a weekly basis with a limitation on variance from the budget. Enrichment’s obligations to make funds available include certain conditions precedent such as commencement of solicitation of acceptance of a reorganization plan within 50 days of the March 5, 2014 bankruptcy filing date, USEC shall not have demobilized all or substantially all American Centrifuge activities, and DOE shall not have suspended or terminated the American Centrifuge research, development and demonstration program under the Cooperative Agreement or associated funding. Events of default include termination of any of the Plan Support Agreements prior to confirmation of a Plan, USEC Inc. filing a plan that has not been consented to by Enrichment, as well as other events of default common to such facilities. In the first quarter of 2014, USEC Inc. borrowed and repaid $3.0 million under the DIP Facility.

As of April 17, 2014, USEC Inc. entered into a first amendment to the DIP Facility amending the conditions precedent to funding to provide for an extension of the time to commence solicitation of acceptances of a reorganization plan to 103 days from the Petition Date from 50 days from the Petition Date. This amendment was entered into to be consistent with amendments to certain termination conditions to the Plan Support Agreements. In addition, on May 9, 2014, USEC Inc. filed a motion with the Bankruptcy Court seeking an order from the Bankruptcy Court authorizing USEC Inc. to enter into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement would modify the DIP Facility to reflect the transition of the American Centrifuge research, development and demonstration program from the Cooperative Agreement to the new agreement with Oak Ridge National Laboratory discussed below. The other proposed modifications include extending the maturity date of the DIP Facility to the earlier of the Effective Date of the Proposed Plan or September 30, 2014 (which date may be extended by Enrichment in its sole discretion). A hearing on USEC Inc.'s motion has been scheduled for June 2, 2014. On May 14, 2014, USEC Inc. and Enrichment entered into a limited waiver to the DIP Facility that provides a waiver of certain conditions precedent that are no longer relevant in order to enable USEC Inc. to draw limited funds prior to the scheduled hearing.

In order for USEC Inc. to emerge successfully from Chapter 11, USEC Inc. must obtain the Bankruptcy Court’s approval of the proposed reorganization plan, which will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the proposed reorganization plan, USEC Inc. expects to enter into a new credit facility (the "Exit Facility") with Enrichment. USEC Inc.’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the bankruptcy filing including issues relating to continued U.S. government funding for the American Centrifuge technology and issues relating to demobilization costs and potential contract termination liabilities resulting from the reduced scope of work of the American Centrifuge research, development and demonstration program under the ACTDO Agreement with ORNL. The proposed reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of events, negotiations and Bankruptcy Court decisions ongoing through the date on which the proposed reorganization plan is confirmed.

USEC Inc. has no revenue-generating operations, and all revenue-generating operations are conducted at the subsidiary level. Although USEC Inc. has been a borrower under a third-party credit facility, that facility, as to which Enrichment was also a borrower and pledger of collateral, terminated in September 2013. Since that time, USEC Inc.’s only source of funding of American Centrifuge activities and general corporate expenses has been Enrichment. In addition, we obtained funds from DOE for the Cooperative Agreement, which has a cost-sharing arrangement of 80% from DOE and 20% from USEC Inc. DOE’s share is paid only to reimburse us for incurred costs, so USEC Inc. initially funds 100% of the costs for work performed under the Cooperative Agreement. We have satisfied this funding obligation, including the 20% share of costs, through the funding obtained from Enrichment. Although a wholly owned subsidiary of USEC Inc., Enrichment has a separate board of directors (the "Enrichment Board") and its own set of creditors. Thus, the ability of USEC Inc. to obtain funding and other support from Enrichment is dependent on a determination by the Enrichment Board that such funding is in the interest of Enrichment. Although the Enrichment Board has authorized Enrichment to provide such funding during and after the bankruptcy proceeding and to provide a guarantee with respect to the New Notes to be issued under the proposed reorganization plan, such current and future funding and support are conditional and dependent on Enrichment’s own financial condition and interests of its stakeholders. Enrichment may terminate the current DIP Facility or withdraw its support of the proposed reorganization plan which could have a material adverse effect on USEC Inc.’s liquidity, business and prospects.

The bankruptcy filing is intended to strengthen our balance sheet, enhance our ability to sponsor the American Centrifuge project and improve our long-term business opportunities. We have reached an agreement on the terms of a financial restructuring plan with the holders of approximately 65% of the principal amount of our convertible senior notes. Under the terms of the proposed reorganization plan, USEC Inc. will replace the $530 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We have also reached an agreement with Babcock & Wilcox Investment Company ("B&W") and Toshiba America Nuclear Energy Corporation ("Toshiba") to restructure their convertible preferred stock.

We believe that a restructuring of the convertible senior notes and convertible preferred stock could improve the likelihood of success for the American Centrifuge project. A restructuring according to our proposed reorganization plan would adversely affect the holders of our common stock through dilution or loss in value.  However, we have no assurance regarding the outcome of the Chapter 11 filing.

Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU. Consistent with prior years, our payments to Russia for SWU in the first quarter of 2014 exceeded our cash receipts from customers which may put pressure on our liquidity in mid-2014 until deliveries to customers under our backlog occur later in the year. We intend to work with customers to modify delivery schedules to provide sufficient liquidity and working capital for our operating needs. However, the timing of customer deliveries could create risks to our liquidity.

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. However, due to the current supply/demand imbalance in the nuclear fuel market, and the transition in sources of enrichment from production at the Paducah GDP, we have not added significant new sales to offset reductions in backlog resulting from deliveries in recent periods. In 2014, we expect our sales volume to decline to a level that is approximately 30% of our historic average with our sources of supply consisting of LEU from existing inventory, purchases from Russia under the Russian Supply Agreement and potential other suppliers. We expect our sales volume going forward to be at levels consistent with our reduced sources of supply.

We are actively taking steps to transfer the Paducah GDP back to DOE. Uncertainties regarding transition costs are as described above under “LEU Segment - Paducah GDP Transition.” As described below under “Defined Benefit Plan Funding”, we are in discussions with the PBGC regarding the impact of our de-lease of the former Portsmouth GDP and future de-lease of the Paducah GDP and related transition of employees on our defined benefit plan funding obligations.

Our opportunities to make new sales are also moderated by the uncertainty about the future prospects for commercial production at the ACP. The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, we do not believe that our previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, market conditions are expected to improve and we continue to take steps to maintain our options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of our LEU business.

The ACTDO Agreement with ORNL provides for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The new agreement is a fixed-price contract with a contract price of approximately $33.7 million for the period from May 1, 2014 to September 30, 2014 for USEC to maintain the American Centrifuge technology capability as a subcontractor to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the Cooperative Agreement over the past two years. Additional details are provided above under "Our View of the Business Today."

We are working with suppliers and evaluating actions that will be required as a result of the reduction in the scope of the program to meet the objectives of the ACTDO Agreement, including demobilization of the program areas not being continued under the reduced scope.  Costs associated with this limited demobilization and wind-down of affected activities of the project are not within the scope of the ACTDO Agreement, and there is no external funding available for such activities.  These costs are expected to include costs related to securing classified and export controlled information, preparation to preserve equipment and intellectual property needed to maintain the capability for future deployment of the American Centrifuge technology for national security purposes or for commercialization,  severance and other costs associated with reductions in USEC employees working in those program areas, and transportation and handling costs to consolidate selected materials and equipment that may be needed for future deployment. We currently estimate these costs could be in the range of $10 to $15 million through the end of 2014.  In addition to these demobilization and wind-down costs, we may incur costs related to termination of contracts with our suppliers. We have requested termination proposals from key suppliers and are in discussions with these suppliers. We currently estimate that potential contract termination exposure could be up to $25 million.  These costs exclude any offsetting proceeds from potential sales of Company assets and property associated with the project.  Our actual costs and exposure could be greater than these estimates. Our ability to pay such costs is subject to continued funding of the Company by Enrichment, our subsidiary and debtor-in-possession lender in the Company’s bankruptcy, and to liquidity limitations.  These demobilization costs and termination liabilities could have a material adverse effect on our liquidity, business and prospects and could delay or otherwise adversely impact our ability to proceed with the proposed plan of reorganization.

The American Centrifuge project also may be subject to further demobilization, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of our financial restructuring plan and our emergence from bankruptcy. A decision to demobilize or terminate the project would result in severance costs, contractual commitments, contractual termination penalties and other related costs which would impose additional demands on our liquidity. In addition, actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. Additional information is provided in our 2013 Annual Report on Form 10-K, Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant" and Item 1A, "Risk Factors", and Part II, Item 1A, "Risk Factors" of this report.

The prospects for any commercial deployment of the American Centrifuge technology are likely delayed for several years until the current oversupply of enriched uranium has been absorbed and prices have firmed, providing the basis for capital investment. Commercial deployment will also require a substantial amount of capital. However, in order to successfully raise this capital, we need to develop a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which is not supported by current market conditions without additional government support.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2014	2013
Net Cash (Used in) Operating Activities	$(229.7)	$(175.3)
Net Cash Provided by Investing Activities	0.6	39.6
Net Cash (Used in) Financing Activities	—	(85.3)
Net (Decrease) in Cash and Cash Equivalents	$(229.1)	$(221.0)

Operating Activities

Payment of the Russian Contract payables balance of $340.7 million, due to the timing of deliveries, was a significant use of cash flow in the three months ended March 31, 2014. The net loss of $50.8 million in the three months ended March 31, 2014, net of non-cash charges including depreciation and amortization, was a use of cash flow. Monetization of inventory purchased or produced in prior periods provided cash flow in the three-month period as accounts receivable declined $125.0 million and inventories declined $53.6 million.

In the corresponding period of 2013, payment of the Russian Contract payables balance of $209.8 million, due to the timing of deliveries, was a significant use of cash flow. Collateralization of letters of credit required $15.1 million of cash. Inventories declined $57.1 million in the three-month period providing a source of cash flow.

Investing Activities

There were no capital expenditures in the three months ended March 31, 2014 or the corresponding period in 2013. Cash proceeds on the sale of NAC of $39.9 million were received in the three months ended March 31, 2013. On April 23, 2013, an additional $3.3 million in cash proceeds on the sale of NAC were received representing the final remaining purchase price adjustment.

Financing Activities

In the three months ended March 31, 2013, payments on the credit facility term loan, including the repayment of the term loan in connection with the March 2013 credit facility amendment, totaled $83.2 million.

There were 5.0 million shares of common stock outstanding at March 31, 2014 and December 31, 2013.

Working Capital (Deficit)

	March 31, 2014	December 31, 2013
	(millions)
Cash and cash equivalents	$85.1	$314.2
Accounts receivable, net	38.0	163.0
Inventories, net	414.3	467.9
Convertible preferred stock	—	(113.9)
Convertible senior notes, current	—	(530.0)
Liabilities subject to compromise	(653.6)	—
Other current assets and liabilities, net	(99.0)	(463.9)
Working capital (deficit)	$(215.2)	$(162.7)

Defined Benefit Plan Funding

We expect to contribute $28.7 million to the defined benefit pension plans in 2014, including $26.5 million of required contributions under ERISA and $2.2 million to non-qualified plans. We have contributed $5.8 million in the three months ended March 31, 2014. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2014. We receive federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

In addition, we are in discussions with the PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011. We are also in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer's employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. The PBGC could also elect not to require any further action by the employer. The PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. The PBGC has also informally advised us that the Paducah de-lease will be a cessation of operations when the 20% requirement is met and would also trigger liability under ERISA Section 4062(e). The 20% reduction to active plan participants threshold was reached at Paducah in April 2014. We have informed the PBGC that we do not agree that either de-lease or transition of employees constitute a cessation of operations that would trigger liability under ERISA Section 4062(e). We also dispute the amount of their preliminary calculation of the potential ERISA Section 4062(e) liability related to the Portsmouth transition. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. We have not reached a resolution with the PBGC and we have no assurance that the PBGC will agree with our position or reach a consensual resolution and will not pursue a requirement for us to establish an escrow or furnish a bond.

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

Capital Structure and Financial Resources

At March 31, 2014, our debt consisted of $530.0 million in 3.0% convertible senior notes due October 1, 2014. The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. In connection with our bankruptcy filing on March 5, 2014, we have reached an agreement on the terms of a financial restructuring plan with the holders of approximately 65% of the principal amount of our convertible senior notes. Under the terms of the proposed plan of reorganization, we will replace the $530.0 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We have also reached an agreement with Toshiba and B&W, our convertible preferred stockholders, to restructure their preferred convertible equity investment. USEC Inc.'s bankruptcy filing was a “pre-arranged” filing which included the filing of a proposed plan of reorganization which is supported by certain holders of the claims and interests impaired under the proposed plan of reorganization, consisting of the convertible senior notes and the convertible preferred stock. Additional details are provided in Note 2 of the notes to the consolidated condensed financial statements.

In May 2010, Toshiba and B&W signed a securities purchase agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W each agreed to invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred in September 2010 and USEC received $75 million. Subsequent closings for the second and third phases are subject to certain conditions, including securing a $2 billion loan guarantee from DOE. At the September 2010 closing, Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 250,000 shares of common stock (adjusted for 1-for-25 reverse stock split) at an exercise price of $187.50 per share, which will be exercisable in the future. As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. Based on our net losses and stockholders’ deficit, our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through January 1, 2014 and the aggregate arrearage is $28.0 million. In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of March 31, 2014, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $113.9 million. Dividends were not declared on April 1, 2014 or accrued since the Petition Date since no additional consideration or exchange value is provided to the convertible preferred stockholders for post-petition dividend accrual based on our proposed plan of reorganization under our bankruptcy filing.

Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Letters of credit of $1.6 million as of March, 31, 2014 remain outstanding until their maturity.

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

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization had caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where a company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking, that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock will continue to be listed on the NYSE during the 18-month cure period, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of our progress with respect to our plan. Our plan outlines initiatives that we must execute by quarter. These initiatives include successful completion of ACP development milestones, commercialization activities related to the American Centrifuge project, as well as successful execution of our Russian Supply Agreement and our balance sheet restructuring. The NYSE has notified us that if we do not achieve these financial and operational goals, we will be subject to NYSE trading suspension at the point the initiative or goal is not met.

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors.  The NYSE can take accelerated de-listing action if our common stock trades at levels viewed to be “abnormally low” over a sustained period of time.  We would also be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15 million over a consecutive 30 trading-day period. During July 2013, our market capitalization fell below $15 million for several days. Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

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

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2013 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2014 or December 31, 2013.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2014, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments. Our convertible preferred stock can be converted or sold at the holder’s option and is classified as a current liability at the redemption value. The balance sheet carrying value of our convertible preferred stock at March 31, 2014, including accrued paid-in-kind dividends, was equal to the redemption value of $1,000 per share or $113.9 million. The convertible preferred stock and accrued dividends payable-in-kind would be exchanged for new common stock and $40.38 million of new notes under the terms of our proposed reorganization.

We have not entered into financial instruments for trading purposes. At March 31, 2014, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value, excluding accrued interest, of $530.0 million. The fair value of the convertible notes based on the trading price as of March 31, 2014, was $185.5 million. As detailed in Note 2 in the notes to the condensed consolidated financial statements, the convertible senior notes would be exchanged for new common stock, cash for accrued and unpaid interest, and $200 million of new notes under the terms of our proposed reorganization.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware case number 14-10475. The Bankruptcy Filing was a “pre-arranged” filing which included the filing of a proposed Plan of Reorganization which is supported by certain holders of the claims and interests impaired under the proposed plan. USEC Inc.’s subsidiaries, including United States Enrichment Corporation, which is USEC Inc.'s primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. USEC Inc.’s subsidiaries will continue to operate in the ordinary course of business. For additional information, refer to Note 2 of the notes to the consolidated condensed financial statements.

Item 1A.  Risk Factors

Investors should carefully consider the risk factors below and the other risk factors in Part I, Item 1A of our 2013 Annual Report on Form 10-K, in addition to the other information in our Annual Report and this Quarterly Report on Form 10-Q.

Transition from the RD&D cooperative agreement to a reduced scope under the new contract with Oak Ridge National Laboratory (“ORNL”), uncertainty regarding continued funding under or after the completion of such contract, as well as other uncertainties and risks related to implementation of that contract, could adversely impact our liquidity, the proposed plan of reorganization and our ability to commercially deploy the American Centrifuge project.

The period of performance under and funding for the RD&D cooperative agreement with U.S. Department of Energy (“DOE”) ended on April 30, 2014, and on May 1, 2014, USEC signed an agreement with UT-Battelle, LLC (“UT-Battelle”), as operator of ORNL, for continued research, development and demonstration ("RD&D") of the American Centrifuge technology in furtherance of DOE’s national security objectives (the “ACTDO Agreement”). The scope of work under the ACTDO Agreement includes continuation of cascade operations at our Piketon, Ohio facility, testing at our test facility in Oak Ridge, Tennessee, and core American Centrifuge research and technology activities; and the furnishing of related reports to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by us under the RD&D cooperative agreement. On a dollar basis per month, the scope of work under the ACTDO Agreement is about 60% of the scope of work recently performed under the cooperative agreement. The resulting reduced scope of work does not include engineering, procurement and construction activities; specialized process equipment; or the manufacturing of new centrifuge machines. We are working with suppliers and evaluating actions that will be required as a result of the reduction in the scope of the program to meet the objectives of the ACTDO Agreement, including demobilization of the program areas not being continued under the reduced scope. Costs associated with this limited demobilization and wind-down of affected activities of the project are not within the scope of the ACTDO Agreement, and there is no external funding available for such activities. These costs are expected to include costs related to securing classified and export controlled information, preparation to preserve equipment and intellectual property needed to maintain the capability for future deployment of the American Centrifuge technology for national security purposes or for commercialization, severance and other costs associated with reductions in USEC employees working in those program areas, and transportation and handling costs to consolidate selected materials and equipment that may be needed for future deployment. We currently estimate these costs could be in the range of $10 to $15 million through the end of 2014. In addition to these demobilization and wind-down costs, we may incur costs related to termination of contracts with our suppliers. We have requested termination proposals from key suppliers and are in discussions with these suppliers. We currently estimate that potential contract termination exposure could be up to $25 million. These costs exclude any offsetting proceeds from potential sales of Company assets and property associated with the project. Our actual costs and exposure could be greater than these estimates. Our ability to pay such costs is subject to continued funding of the Company by the United States Enrichment Corporation (“Enrichment”), our subsidiary and debtor-in-possession lender in the Company’s bankruptcy, and to liquidity limitations. These demobilization costs and termination liabilities could have a material adverse effect on our liquidity, business and prospects and could delay or otherwise adversely impact our ability to proceed with the proposed plan of reorganization.

In addition, actions we have taken or may take as part of this limited demobilization may have adverse consequences on the American Centrifuge project, including the potential loss of key suppliers and employees and increases in the cost and schedule and our ability to remobilize for commercial deployment of the American Centrifuge plant. See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K “Actions we have taken or may take to reduce spending on the American Centrifuge project may have adverse consequences on the American Centrifuge project.”

The ACTDO Agreement is a firm fixed price contract with a total price of approximately $33.7 million for the period from May 1, 2014 to September 30, 2014. The agreement provides for payments of approximately $6.7 million per month. The agreement also provides ORNL with two options to extend the agreement by six months each. Each option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total price of the contract including options is approximately $117 million. We could incur cost overruns if the costs we incur for the work required to be performed under the ACTDO Agreement exceed the firm fixed funding provided thereunder, which cost overruns could adversely impact our liquidity.

As with the RD&D cooperative agreement, the ACTDO Agreement is incrementally funded. Initial funding for the first month of approximately $6.7 million has been provided under the agreement, but we do not currently have any funding in place for the American Centrifuge project beyond this first month. Funding for activities under the prior cooperative agreement with DOE and the activities under the ACTDO Agreement was included in the omnibus appropriations bill for government fiscal year 2014 passed by Congress and signed by the President in January 2014. This bill appropriated $62 million for such activities, of which approximately $52.3 million had been provided under the prior cooperative agreement. The omnibus appropriations bill also provides DOE with authority to transfer up to an additional $56.65 million of funding within DOE’s National Nuclear Security Administration appropriations to further the RD&D of national nuclear security-related enrichment technology. Such transfer authority is subject to approval of the House and Senate Appropriations Committees after a minimum 30-day review period. To obtain such approvals, the Secretary of Energy must notify Congress and submit to the Appropriations Committees a cost-benefit analysis of available and prospective domestic enrichment technologies for national security needs and the scope, schedule and cost of the Secretary’s preferred option, and a request to transfer funds. USEC understands that the cost-benefit report has been submitted to the House and Senate Appropriations Committees, but has no assurance that the funds transfer will be approved by the Appropriations Committees and that such funding will be made available on time or at all. In addition, the Administration’s budget for government fiscal year 2015 did not include funding for the American Centrifuge technology. Accordingly, funding beyond this transfer authority amount has not been identified and is subject to the Congressional appropriations process. A lack of additional funding could limit ORNL’s ability to exercise the option periods. If additional government funding is not provided during the term of the ACTDO Agreement, including for any option periods, or upon completion of such agreement, we could further demobilize or terminate the American Centrifuge project, which would result in severance costs, contractual commitments, contractual termination penalties and other related costs which would impose additional demands, which could be significant, on our liquidity and could affect the bankruptcy filing. See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K “We could demobilize or terminate the American Centrifuge project in the near term, which could have a material adverse effect on our liquidity, business and prospects.” Further, the plan support agreements confirmed in our bankruptcy proceeding provide the majority of the consenting noteholders and preferred investors with the right to terminate those agreements in the event DOE terminates or suspends its 80% cost-share funding of or if there is a termination, suspension or material delay in completion of the research, development and demonstration program for the American Centrifuge technology or a successor program. Such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business, and could delay or impact our ability to obtain confirmation of our proposed plan of reorganization and our emergence from bankruptcy

Future government support and funding for the American Centrifuge program following the current contract with ORNL is uncertain, as is our continued role in a government program

In light of the current status of the American Centrifuge project, DOE instructed UT-Battelle, the management and operating contractor for ORNL, to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with USEC. We have provided to DOE and to ORNL options for maintaining a domestic enrichment capability, including options for deployment of a national security train and options for additional government support for commercial deployment, as well as USEC's potential role in such options. However, the scope of and our role in a program after completion of the current subcontract with ORNL are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond the current subcontract or beyond the current funding available for that subcontract. There is no assurance regarding what option, if any, DOE will pursue to maintain a domestic enrichment capability, regarding the timing of a DOE decision, or as to the scope, schedule, cost and funding of such option and whether Congress will support and fund such option. Despite the technical progress that has been made to confirm the technical readiness of the American Centrifuge technology for deployment, if additional funding is not in place to continue the American Centrifuge project, if Enrichment discontinues its funding of the Company, if DOE determines not to continue the program or our role in the program is discontinued, or if we determine there is no longer a viable path to commercialization of the American Centrifuge project, we could further demobilize or terminate the project. See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K “We could demobilize or terminate the American Centrifuge project in the near term, which could have a material adverse effect on our liquidity, business and prospects.”

Commercial deployment of the American Centrifuge plant would require significant additional capital, and the sources and timing of obtaining such capital is uncertain and could result in changes in our anticipated ownership of or role in the project

Our ability to and the timing for proceeding with the financing and commercial deployment of the American Centrifuge technology, including the availability of additional government support for deployment of a national security train or for commercial deployment, are uncertain. We do not currently have any funding in place for the project following completion of the ACTDO Agreement and as discussed above the government’s plans for continuation of the program or for proceeding with a national security train and the timing thereof are uncertain. We anticipate that funding will be needed for the project for the period from completion of the current or any subsequent program until the receipt of financing for commercial deployment. The amount of any such funding would depend on a number of factors including whether the government has proceeded with the deployment of a national security train as well as the timing of commercial deployment in light of market conditions and the length of time until financing could be obtained for a commercial plant, and is subject to uncertainty.

If we proceed with commercialization of the American Centrifuge project, we expect to need at least $4 billion of capital in order to commercially deploy the ACP based on prior estimates of cost and prior schedule of commercial deployment. These estimates of costs and schedule for commercial deployment would need to be revised and would depend on a number of factors, including timing and scope of commercial deployment, the government’s decisions with respect to deployment of a national security train, and remobilization costs, but we would expect the capital needed for commercial deployment would continue to be substantial. While a portion of that capital could include cash generated by the project during startup and additional capital contributions from our operations, the majority of the capital will need to come from third parties. We have applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, and we have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on receiving a DOE loan guarantee. While we have no assurance that those capital sources would be available at the time of commercial deployment, we previously anticipated that under such a financing plan the potential remaining sources for capital could include cash generated by the project during startup, available cash flow from Enrichment’s operations and additional third-party capital. We expect that the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation in the project. We are uncertain regarding the amount of internally generated cash flow from operations that will be available to fund the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah gaseous diffusion plant and potential requirements for internally generated cash flow to satisfy pension and postretirement benefits and other obligations. The amount of capital that we would be able to contribute to the project going forward would also impact our share of the ultimate ownership of the project, which would be reduced as a result of raising equity and other capital to deploy the project. We do not currently have any of our own funds available to invest in the equity of the American Centrifuge project in order to retain a meaningful economic stake in the project to the extent it is commercialized.

In order to successfully raise the necessary capital, we would need to demonstrate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which is not supported by current enrichment market conditions without additional government support. See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K “Current enrichment market conditions are severely challenging the economics of the American Centrifuge project and our ability to finance and proceed with commercialization of the project.” We could also take actions to restructure the American Centrifuge project that could result in changes in our anticipated ownership of or role in the project.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) First Quarter 2014 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January	—	—	—	—
February	—	—	—	—
March	2,586	$5.51	—	—
Total	2,586	$5.51	—	—

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 2,586 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 3. Defaults Upon Senior Securities

As previously reported, on March 5, 2014 (the "Petition Date"), USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware case number 14-10475 and such Bankruptcy Filing constitutes an event of default with respect to the Company’s $530 million aggregate principal amount of convertible senior notes. In addition, the April 1, 2014 interest payment missed due to the Bankruptcy Filing constituted an event of default with respect to such convertible senior notes. The indenture pursuant to which the convertible senior notes were issued provides that as a result of an event of default the principal and interest due thereunder shall be immediately due and payable without notice in the case of the Bankruptcy Filing and by providing written notice in the case of the missed interest payment. USEC Inc. has reached an agreement on the terms of a financial restructuring plan with the holders (the “Consenting Noteholders”) of approximately 65% of the principal amount of its convertible senior notes. The Consenting Holders have agreed to support the proposed plan of reorganization and to take no action contrary to its confirmation and specifically not seek to exercise any remedies under the notes or indenture. Further, any efforts to enforce such payment obligations under the indenture and the convertible senior notes are stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the notes and indenture are subject to the applicable provisions of the Bankruptcy Code.

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. Based on our net losses reported for the years ended December 31, 2013, 2012 and 2011 and stockholders’ deficit, our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through January 1, 2014 and the aggregate arrearage is $28.0 million. In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of March 31, 2014, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $113.9 million. Dividends were not declared on April 1, 2014 or accrued since the Petition Date since no additional consideration or exchange value is provided to the convertible preferred stockholders for post-petition dividend accrual based on our proposed Plan of Reorganization under the Bankruptcy Filing.

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

USEC Inc.

Date:	May 15, 2014	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Amendment to the Tax Benefit Preservation Plan, dated as of March 4, 2014, by and between USEC Inc. and Computershare Shareowner Services, LLC (f/s/a Mellon Investor Services, LLC), incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed on March 5, 2014.

4.2
Tax Benefit Preservation Plan, dated as of September 29, 2011, between USEC Inc. and Mellon Investor Services LLC, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (originally incorporated by reference to Exhibit 4.1 of the registrant’s Current Report on Form 8-K filed on September 30, 2011), incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K filed on March 5, 2014.

10.1	First Amendment to USEC Inc. 2013 Quarterly Incentive Plan, incorporated by reference to Exhibit 10.1 of the Current Report on 8-K filed on January 9, 2014. (b)

10.2
Amendment No. 014 dated January 28, 2014 to the Cooperative Agreement (the “Cooperative Agreement”) dated June 12, 2012 between the U.S. Department of Energy and USEC Inc. and American Centrifuge Demonstration, LLC concerning the American Centrifuge Cascade Demonstration Test Program. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2), incorporated by reference to Exhibit 10.69 of the Form 10-K filed on March 31, 2014.

10.3
Amendment No. 015 dated February 12, 2014 to the Cooperative Agreement (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2), incorporated by reference to Exhibit 10.70 of the Form 10-K filed on March 31, 2014.

10.4	Amendment No. 016 dated March 19, 2014 to the Cooperative Agreement, incorporated by reference to Exhibit 10.71 of the Form 10-K filed on March 31, 2014.

10.5	Amendment No. 017 dated April 1, 2014 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.6	Amendment No. 018 dated April 14, 2014 to the Cooperative Agreement. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.7
Plan Support Agreement dated March 4, 2014 between USEC Inc. and Toshiba America Nuclear Energy Company, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 5, 2014.

10.8
Plan Support Agreement dated March 4, 2014 between USEC Inc. and Babcock & Wilcox Investment Company, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 5, 2014.

10.9
Plan Support Agreement dated December 13, 2013 between USEC Inc. and certain holders of USEC Inc.’s 3.0% convertible senior notes due October 1, 2014, as amended February 28, 2014, March 3, 2014, and April 16, 2014. (a)

10.10
Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2014, furnished in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.