Form 10-Q
period 2014-06-30
USEC INC
filed 2014-08-13
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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
Yes ☐     No ☒

As of July 31, 2014, there were 4,935,263 shares of the registrant’s Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For USEC, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, but are not limited to the impact of and risks related to USEC Inc.'s “pre-arranged” case under Chapter 11 of the bankruptcy code including risks related to obtaining approval and confirmation of USEC Inc.’s plan of reorganization, the impact of any delay or inability in obtaining such confirmation, the impact of a potential de-listing of our common stock on the NYSE, and the impact of our restructuring on the holders of our common stock, preferred stock and convertible notes; risks related to the ongoing transition of our business, including the impact of our ceasing enrichment at the Paducah gaseous diffusion plant and uncertainty regarding our ability to deploy the American Centrifuge project; uncertainty regarding funding for the American Centrifuge project and the potential for a demobilization or termination of the American Centrifuge project if additional government funding is not provided during the term of the agreement with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory ("ORNL") for continued research, development and demonstration of the American Centrifuge technology (the "ACTDO Agreement"), including for any option periods, or upon completion of such agreement; risks related to our ability to perform the work required under the ACTDO Agreement at a cost that does not exceed the firm fixed funding provided thereunder; the impact of actions we have taken or may take (including as a result of the reduction in scope of work under the ACTDO Agreement) to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees, impacts to cost and schedule and the ability to remobilize for commercial deployment of the American Centrifuge Plant, impacts on our liquidity as a result of demobilization or termination liabilities, and potential impacts on our proposed plan of reorganization; risks related to the underfunding of our defined benefit pension plans and potential actions the Pension Benefit Guaranty Corporation could pursue in connection with ceasing enrichment at the gaseous diffusion plants or with any demobilization or termination of the American Centrifuge project or otherwise including the involuntary termination of the plans, imposition of liens or requiring additional funding; the impact of uncertainty regarding our ability to continue as a going concern on our liquidity and prospects; our ability to implement the agreement with the U.S. Department of Energy (“DOE”) regarding the transition of the Paducah gaseous diffusion plant and uncertainties regarding the transition costs and other impacts of USEC ceasing enrichment at the Paducah gaseous diffusion plant and returning the plant to DOE; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); the impact of enrichment market conditions, increased project costs and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty regarding our ability to achieve targeted performance over the life of the American Centrifuge Plant which could affect the overall economics of the American Centrifuge Plant; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and/or other financing for the American Centrifuge project or additional government support for the project and the timing and terms thereof; uncertainty concerning customer actions under current contracts and in future contracting due to the delay and uncertainty in deployment of the American Centrifuge technology and/or as a result of changes required due to our cessation of enrichment at Paducah; the dependency of government funding or other government support for the American Centrifuge project on Congressional appropriations or on actions by DOE or Congress; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of our role as a subcontractor to ORNL or as a result of the need to raise additional capital to finance the project in the future; the potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC agreement, or refuse to consent to or object to the assumption of such agreement by USEC in the Chapter 11 case or to require modifications to such agreement that are materially adverse to USEC’s interests; changes in U.S. government priorities and the availability of government funding or support, including loan guarantees; risks related to our ability to manage our liquidity without a credit facility; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with a Russian government entity known as Techsnabexport (“TENEX”) and limitations on our ability to import the Russian LEU we buy under the Russian Supply Agreement into the United States and other countries; risks related to actions that may be taken by the U.S. Government, the Russian Government or other governments that could affect our ability or the ability of TENEX to perform under the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; risks related to our ability to sell the LEU we procure under our fixed purchase obligations under the Russian Supply Agreement; the decrease or elimination of duties charged on imports of foreign-produced LEU; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by USEC under the Contracts Dispute Act; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; the timing of recognition of previously deferred revenue; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013 (“10-K”). Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.usec.com. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
(millions)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$123.3	$314.2
Accounts receivable, net	29.7	163.0
Inventories	506.8	967.6
Deferred costs associated with deferred revenue	64.1	165.5
Other current assets	21.1	21.7
Total current assets	745.0	1,632.0
Property, plant and equipment, net	3.9	7.9
Deposits for surety bonds	37.6	39.8
Other long-term assets	21.2	25.8
Total Assets	$807.7	$1,705.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$78.7	$114.5
Payables under Russian Contract	—	340.7
Inventories owed to customers and suppliers	166.6	499.7
Deferred revenue	83.8	195.9
Convertible senior notes	—	530.0
Convertible preferred stock	—	113.9
Total current liabilities	329.1	1,794.7
Postretirement health and life benefit obligations	200.6	195.0
Pension benefit liabilities	104.8	121.2
Other long-term liabilities	51.2	52.8
Liabilities subject to compromise	658.2	—
Total Liabilities	1,343.9	2,163.7
Commitments and Contingencies (Note 16)
Stockholders’ Equity (Deficit)	(536.2)	(458.2)
Total Liabilities and Stockholders’ Equity (Deficit)	$807.7	$1,705.5

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Separative work units	$104.5	$267.4	$250.1	$557.6
Uranium	—	13.9	—	41.5
Contract services	16.7	3.5	19.7	6.1
Total revenue	121.2	284.8	269.8	605.2
Cost of Sales:
Separative work units and uranium	100.8	328.2	266.1	632.0
Contract services	16.9	3.5	21.1	6.8
Total cost of sales	117.7	331.7	287.2	638.8
Gross profit (loss)	3.5	(46.9)	(17.4)	(33.6)
Advanced technology costs	18.0	46.2	51.3	105.5
Selling, general and administrative	10.1	11.9	21.8	24.8
Special charges for workforce reductions and advisory costs	2.5	3.7	2.0	6.1
Other (income)	(8.4)	(40.7)	(34.6)	(88.3)
Operating (loss)	(18.7)	(68.0)	(57.9)	(81.7)
Interest expense	4.7	9.3	9.3	22.6
Interest (income)	—	(0.1)	(0.4)	(0.4)
Reorganization items, net	4.7	—	13.1	—
(Loss) from continuing operations before income taxes	(28.1)	(77.2)	(79.9)	(103.9)
Provision (benefit) for income taxes	(0.1)	(36.3)	(1.1)	(39.3)
Net (loss) from continuing operations	(28.0)	(40.9)	(78.8)	(64.6)
Net income from discontinued operations	—	—	—	21.7
Net (loss)	$(28.0)	$(40.9)	$(78.8)	$(42.9)

Net income (loss) per share (Note 15):
Net (loss) from continuing operations per share – basic and diluted	$(5.71)	$(8.35)	$(16.08)	$(13.18)
Net (loss) per share – basic and diluted	$(5.71)	$(8.35)	$(16.08)	$(8.76)
Weighted-average number of shares outstanding – basic and diluted	4.9	4.9	4.9	4.9

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss)	$(28.0)	$(40.9)	$(78.8)	$(42.9)
Other comprehensive income, before tax (Note 17):
Gain arising during the period	—	138.3	—	138.3
Amortization of actuarial (gains) losses, net	0.3	6.1	0.6	12.9
Amortization of prior service costs (credits)	(0.1)	0.5	(0.2)	0.7
Other comprehensive income, before tax	0.2	144.9	0.4	151.9
Income tax expense related to items of other comprehensive income	(0.1)	(53.9)	(0.1)	(56.5)
Other comprehensive income, net of tax	0.1	91.0	0.3	95.4
Comprehensive income (loss)	$(27.9)	$50.1	$(78.5)	$52.5

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(millions)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net (loss)	$(78.8)	$(42.9)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	4.1	16.4
Reorganization and special charge items, non-cash	3.1	1.7
Transfers and retirements of machinery and equipment	—	19.3
Convertible preferred stock dividends payable-in-kind	—	6.5
Gain on sales of assets and subsidiary	(0.9)	(35.6)
Inventory valuation adjustments	—	10.0
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	137.9	(6.1)
Inventories, net – decrease	127.7	24.0
Payables under Russian Contract – (decrease)	(340.7)	(32.5)
Deferred revenue, net of deferred costs – increase (decrease)	(10.8)	37.6
Accounts payable and other liabilities – (decrease)	(34.8)	(44.3)
Other, net	(0.2)	(2.9)
Net Cash (Used in) Operating Activities	(193.4)	(48.8)

Cash Flows Provided by Investing Activities
Deposits for surety bonds - net (increase) decrease	2.2	(7.1)
Proceeds from sales of assets and subsidiary	0.4	43.2
Net Cash Provided by Investing Activities	2.6	36.1

Cash Flows Used in Financing Activities
Repayment of credit facility term loan	—	(83.2)
Payments for deferred financing costs	—	(2.1)
Common stock issued (purchased), net	(0.1)	(0.2)
Net Cash (Used in) Financing Activities	(0.1)	(85.5)
Net (Decrease)	(190.9)	(98.2)
Cash and Cash Equivalents at Beginning of Period	314.2	292.9
Cash and Cash Equivalents at End of Period	$123.3	$194.7

Supplemental Cash Flow Information:
Interest paid	$—	$11.8
Income taxes paid, net of refunds	—	0.4

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
CONSOLIDATED CONDENSED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2013
Balance at December 31, 2012	$0.5	$1,213.3	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)
Other comprehensive income, net of tax (Note 17)	—	—	—	—	95.4	95.4
Restricted and other common stock issued, net of amortization	—	3.5	—	(2.3)	—	1.2
Net (loss)	—	—	(42.9)	—	—	(42.9)
Balance at June 30, 2013	$0.5	$1,216.8	$(1,404.7)	$(35.3)	$(196.5)	$(419.2)

Six Months Ended June 30, 2014
Balance at December 31, 2013	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)
Other comprehensive income, net of tax (Note 17)	—	—	—	—	0.3	0.3
Restricted and other common stock issued, net of amortization	—	0.6	—	(0.1)	—	0.5
Net (loss)	—	—	(78.8)	—	—	(78.8)
Balance at June 30, 2014	$0.5	$1,217.0	$(1,599.5)	$(34.4)	$(119.8)	$(536.2)

See notes to consolidated condensed financial statements.

USEC Inc.
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated condensed financial statements of USEC Inc. ("USEC" or the "Company") as of and for the three and six months ended June 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited consolidated condensed financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. Certain amounts in the consolidated condensed financial statements have been reclassified to conform to the current presentation.

In March 2013, USEC’s wholly owned subsidiary NAC International, Inc. (“NAC”) was acquired by Hitz Holdings U.S.A. Inc., a subsidiary of Hitachi Zosen Corporation. USEC recorded a gain on the sale of $35.6 million in the first quarter of 2013. Results for NAC through the date of divestiture of March 15, 2013 are segregated from continuing operations and reported as discontinued operations.

Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations included in the annual report on Form 10-K for the year ended December 31, 2013.

Chapter 11 Filing

On March 5, 2014, USEC Inc. filed a voluntary petition for relief (the "Bankruptcy Filing") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Filing was a “pre-arranged” petition that included the filing of a proposed reorganization plan which is supported by certain holders of the claims and interests impaired under the reorganization plan. The Bankruptcy Filing is intended to strengthen the Company’s balance sheet, enhance its ability to sponsor the American Centrifuge project and improve its long-term business opportunities. Additional details are provided in Note 2.

The Company incurred a net loss for the six months ended June 30, 2014 and for the years ended December 31, 2013, 2012 and, 2011, and had a shareholders’ deficit as of June 30, 2014. USEC’s business is in a state of significant transition and is subject to numerous risks and uncertainties. The challenging market conditions under which USEC operates have negatively impacted the Company’s results of operations and cash flows and may continue to do so in the future. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated condensed financial statements have been prepared assuming that USEC will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. USEC Inc.’s ability to continue as a going concern is contingent upon the Bankruptcy Court’s approval of the proposed reorganization plan and the Company’s ability to successfully implement the proposed reorganization plan, among other factors. As a result of the Bankruptcy Filing, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as a debtor-in-possession under Chapter 11, USEC Inc. may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business (subject to restrictions), for amounts other than those reflected in the consolidated condensed financial statements. Further, USEC's reorganization could materially change the amounts and classifications of assets and liabilities reported in the consolidated condensed financial statements. The consolidated condensed financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Bankruptcy Filing, including confirmation of a plan of reorganization or emergence from bankruptcy.

Financial Reporting in Reorganization

Liabilities subject to compromise in the Chapter 11 proceedings are distinguished from liabilities of the Company's subsidiaries that were not part of the Bankruptcy Filing and from post-petition liabilities in the accompanying Consolidated Condensed Balance Sheet as of June 30, 2014. Under Section 362 of the Bankruptcy Code, the filing of a voluntary bankruptcy petition by USEC Inc. automatically stayed most actions against USEC Inc., including most actions to collect indebtedness incurred prior to March 5, 2014 or to exercise control over USEC Inc.’s property. Accordingly, although the Bankruptcy Filing triggered defaults for certain of USEC Inc.’s obligations, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, substantially all of USEC Inc.’s pre-petition liabilities are subject to settlement under the proposed reorganization plan.

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization Items, Net, in the accompanying Consolidated Condensed Statement of Operations. Reorganization items are indicated as cash or non-cash items in the accompanying Consolidated Condensed Statement of Cash Flows.

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

In May 2014, the FASB issued comprehensive new guidance for revenue recognition. The core principle of the new standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The new standard will supersede current guidance in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The new standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective for USEC beginning with the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. USEC is evaluating the impact of adopting this new guidance on the Company's financial statements.

2. CHAPTER 11 FILING

On March 5, 2014 (the “Petition Date”), USEC Inc. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware case number 14-10475. The Bankruptcy Filing was a “pre-arranged” petition which, as described further below, included the filing of a proposed Plan of Reorganization (the “Proposed Plan”) which is supported by certain holders of the claims and interests impaired under the Proposed Plan. USEC Inc.’s subsidiaries (collectively, the “Non-Filing Entities”), including United States Enrichment Corporation ("Enrichment"), which is USEC Inc.'s primary operating subsidiary, are not part of the Bankruptcy Filing. USEC Inc. has continued to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The Non-Filing Entities have continued to operate in the ordinary course of business.

The Bankruptcy Filing was filed to strengthen the Company’s balance sheet, enhance its ability to sponsor the American Centrifuge project and improve its long-term business opportunities. USEC Inc. has an agreement on the terms of the Proposed Plan with the holders (the “Consenting Noteholders”) of more than 66% of the principal amount of its convertible senior notes (the “Convertible Notes”). Under the terms of the agreement described in more detail below, USEC Inc. will replace the $530 million of Convertible Notes that are scheduled to mature in October 2014 with new debt and equity. USEC Inc. also has an agreement with Babcock & Wilcox Investment Company (“B&W”) and Toshiba America Nuclear Energy Corporation (“Toshiba” and together with B&W, the “Preferred Investors”) to restructure their preferred convertible equity investment (each of the agreements with the Consenting Noteholders, Toshiba and B&W, respectively, a "Plan Support Agreement"; and collectively, the "Plan Support Agreements").

Proposed Reorganization Plan

The material terms of the Proposed Plan include, among other things, that upon the effective date of the Proposed Plan (the “Effective Date”):

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

USEC believes that the Proposed Plan meets the standards for confirmation under the Bankruptcy Code, but that determination will rest with the Bankruptcy Court. Confirmation of the Proposed Plan by the Bankruptcy Court could materially alter the classifications and amounts reported in USEC’s consolidated condensed financial statements, which do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of a confirmation of the Proposed Plan or other arrangement or the effect of any operational changes that may be implemented.

Operation and Implication of the Bankruptcy Filing

Throughout the restructuring process, both USEC Inc. and the Non-Filing Entities have continued operations and met obligations to stakeholders, including suppliers, partners, customers and employees, subject to limitations on the ability of USEC Inc. to pay certain pre-petition obligations pending confirmation and implementation of the Proposed Plan. USEC also anticipates the continuation of research, development and demonstration activities for the American Centrifuge technology subject to the availability of continued government funding. As a non-debtor, Enrichment’s operations, which include the transition of the Paducah gaseous diffusion plant ("Paducah GDP") back to DOE and the sale of SWU from its inventory and purchases of Russian low enriched uranium ("LEU"), are expected to continue unaffected by the bankruptcy.

USEC Inc. has received approval from the Bankruptcy Court to pay or otherwise honor certain pre-petition obligations generally designed to stabilize its operations. These obligations were primarily related to certain employee wages, salaries and benefits, certain governmental taxes and fees, and certain insurance commitments. Pre-petition obligations not authorized to be paid currently by the Bankruptcy Court will be treated under the Proposed Plan. Post-petition obligations will continue to be paid when due in the ordinary course of business, without prior payment authorization from the Bankruptcy Court. USEC Inc. has retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise it in connection with the Bankruptcy Filing and certain other professionals to provide services and advice in the ordinary course of business.

USEC Inc. also received approval from the Bankruptcy Court to enter into a debtor-in-possession credit facility (the “DIP Facility”). This $50 million revolving credit facility is provided by Enrichment, USEC Inc.’s subsidiary. It accrues interest at an annual rate of 10.5% and is secured by substantially all of USEC Inc.’s assets. Initially, the DIP Facility required mandatory prepayments from USEC Inc. when cost-sharing reimbursements for research, development and demonstration work performed under the June 2012 cooperative agreement with DOE ("the Cooperative Agreement") had been received from DOE. On May 29, 2014, USEC Inc. received approval from the Bankruptcy Court to enter into an Amended and Restated Credit Facility which would modify the DIP Facility (the “Amended DIP Facility”). The Amended DIP Facility reflects the transition of the American Centrifuge program from the Cooperative Agreement to the new arrangement with Oak Ridge National Laboratory ("ORNL") (the "American Centrifuge Technology Demonstration and Operations Agreement", or "ACTDO Agreement"). Details related to the ACTDO Agreement are provided in Note 16 under "American Centrifuge - Project Funding." The Amended DIP Facility requires mandatory prepayments from USEC when payments under the ACTDO Agreement have been received from DOE.

The Amended DIP Facility sets the maturity date of the Amended and Restated Credit Agreement to the earlier of the Effective Date of the Proposed Plan or September 30, 2014, and is expected to be repaid in full with a draw on the Exit Facility described below. Borrowings must be consistent with a budget satisfactory to Enrichment. USEC is also required to manage its cash flows pursuant to this budget on a weekly basis with a limitation on variance from the budget. Enrichment’s obligations to make funds available include certain conditions precedent such as dates certain to commence a solicitation of acceptance of a reorganization plan and obtain confirmation, USEC shall not have demobilized all or substantially all American Centrifuge activities, and DOE shall not have suspended or terminated the American Centrifuge research, development and demonstration program under the ACTDO Agreement or associated funding. Events of default include termination of any of the Plan Support Agreements prior to confirmation of a reorganization plan, USEC Inc. filing a plan that has not been consented to by Enrichment, as well as other events of default common to such facilities. As of June 25, 2014, USEC entered into a first amendment to the Amended DIP Facility to provide for an extension of the maturity date to the earlier of the Effective Date or October 15, 2014. It also amended the conditions precedent to funding to provide for an extension of the time to commence solicitation of acceptances of the Proposed Plan to August 15, 2014 and the deadline to obtain confirmation to September 30, 2014. In the six months ended June 30, 2014, USEC Inc. has borrowed $42.3 million and repaid $30.8 million under the DIP Facility.

On May 1, 2014, USEC signed the ACTDO Agreement with UT-Battelle, LLC (“UT-Battelle”), as operator of ORNL, for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives. The scope of work under the ACTDO Agreement includes continuation of cascade operations at USEC’s Piketon, Ohio facility, testing at the K-1600 test facility in Oak Ridge, Tennessee, core American Centrifuge research and technology activities, and the furnishing of related reports to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the prior Cooperative Agreement with DOE. The reduced scope of work does not include activities related to engineering, procurement and construction; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. In order to align its continued activities with the funding provided under the ACTDO Agreement, on June 9, 2014, USEC obtained Bankruptcy Court approval to commence a limited demobilization of those activities not included in the ACTDO scope of work and approval of procedures to sell or otherwise dispose of certain assets no longer required to conduct current activities including to sell assets through an auction process.

To better manage the transition to the ACTDO Agreement with ORNL, the Company provided notice effective April 25, 2014 pursuant to the Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC (“ACM”), as amended, for the automatic transfer of the ownership interests of Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”) to American Centrifuge Holdings, LLC (“ACH”) at no cost. As a result, ACM is now 100% indirectly owned by the Company. On June 27, 2014, USEC, together with its direct and indirect subsidiaries ACM and ACH, signed an agreement with The Babcock & Wilcox Company and B&W TSG to resolve issues related to the expiration and termination of certain agreements (the “Settlement Agreement and Release” or the “Settlement Agreement”) in connection with (i) the limited demobilization of certain American Centrifuge project activities as a result of the reduction of the scope of work on the American Centrifuge project under the ACTDO Agreement; and (ii) the automatic, no-cost transfer of B&W TSG’s ownership interest in ACM to ACH.

Reorganization Plan Approval Process

On July 7, 2014, the Bankruptcy Court approved USEC’s Disclosure Statement describing the Proposed Plan, finding that it contained adequate information. USEC has since solicited the Noteholders and Preferred Investors to vote for the Proposed Plan, and the deadline for voting was August 11, 2014. Voting results are being certified and will be filed with the Bankruptcy Court in advance of a confirmation hearing that is scheduled for September 5, 2014. The deadline for parties in interest to object to the Proposed Plan is August 22, 2014.

In order for USEC Inc. to emerge successfully from Chapter 11, USEC Inc. must obtain the Bankruptcy Court’s approval of the Proposed Plan at the confirmation hearing on September 5. Confirmation of the Proposed Plan will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the Proposed Plan, USEC Inc. expects to enter into a new credit facility (the “Exit Facility”) with Enrichment. USEC Inc.’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Bankruptcy Filing including issues relating to continued U.S. government funding for the American Centrifuge technology and issues relating to demobilization costs and potential contract termination liabilities resulting from the transition to a reduced scope of work of the American Centrifuge research, development and demonstration program under the ACTDO Agreement. As summarized above, the Proposed Plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of events, negotiations and Bankruptcy Court decisions ongoing through the date on which the Proposed Plan is confirmed. Only creditors impaired under the Proposed Plan are entitled to vote. As described above, USEC Inc. has already entered into agreements with the Consenting Noteholders and Preferred Investors pursuant to which the Consenting Noteholders and Preferred Investors have agreed to vote in favor of the Proposed Plan. The Plan Support Agreements may be terminated by USEC Inc., a majority of the Consenting Noteholders, or the Preferred Investors following written notice and the occurrence of certain events including:

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

In April, the Consenting Noteholders and the Preferred Investors agreed to amend their respective Plan Support Agreements providing for an extension to certain dates which provide rights to terminate such Plan Support Agreements. A court order was entered on April 21, 2014 assuming the Plan Support Agreements in USEC Inc.’s bankruptcy case including these amendment changes. On June 27, 2014, notice was made that these Plan Support Agreements had again been amended. As amended, a majority of Consenting Noteholders or the Preferred Investors can also terminate their respective Plan Support Agreements following written notice and the occurrence of certain events including:

•	Failure to commence solicitation of the Proposed Plan by August 15, 2014;

•	Failure to have a Confirmation Order entered by the Bankruptcy Court by September 30, 2014;

•	Failure to have the occurrence of the Effective Date by October 15, 2014;

•
If USEC Inc. experiences any circumstances, change or other event that has had or is reasonably likely to have a short-term or long-term material adverse effect on the financial condition or operations of USEC Inc. and its subsidiaries.

Further, the Proposed Plan is subject to revision in response to creditor claims and objections, the requirements of the Bankruptcy Code or the Bankruptcy Court, material changes in U.S. government funding for the American Centrifuge technology and in the event USEC incurs material demobilization or termination liabilities related to the American Centrifuge program. While USEC expects to emerge successfully from bankruptcy with approval of the Proposed Plan from the Bankruptcy Court, there is no assurance that USEC will be able to secure approval for the Proposed Plan within the periods required under the Plan Support Agreements or at all.

3. LIABILITIES SUBJECT TO COMPROMISE

The following table reflects pre-petition liabilities that were unpaid as of the Petition Date and are subject to compromise (in millions).

June 30, 2014
Accounts payable and accrued liabilities	$1.5
3% convertible senior notes and accrued interest (a)	542.8
Convertible preferred stock and paid-in-kind dividends payable (b)	113.9
Liabilities subject to compromise	$658.2

(a)	Subsequent to the Petition Date, interest is accrued at 3% plus 50 basis points based on the default rate defined in the notes.

(b)
The convertible preferred stock is currently subject to a share issuance limitation. If a share issuance limitation were to exist at the time of share conversion or sale, any preferred stock shares subject to the share issuance limitation would be subject to optional or mandatory redemption for, at USEC's option, cash or SWU consideration. However, USEC’s ability to redeem may be limited by Delaware law and the Bankruptcy Code. Interest on the convertible preferred stock, in the form of dividends payable-in-kind, ceased in connection with the Proposed Plan.

Because of the nature of the proposed reorganization plan which has been filed, USEC has not sought to establish a general bar date for filing proofs of claim or interest. Certain holders of claims or interests may nevertheless elect to file proofs of claim or interest, and USEC reserves the right to object to any such proofs of claim or interest in accordance with the provisions of the Proposed Plan. As of this filing, USEC has reviewed the proofs of claim that have been filed and has determined that while there may be differences between amounts recorded by USEC and proofs of claims filed, the amounts reflected as liabilities subject to compromise properly reflect the pre-petition liabilities that were unpaid as of the Petition Date.

Although there is no general bar date, the following specific bar dates are in effect: (i) damage claims that may be asserted as a result of the rejection of an executory contract may be filed on or before the date that is the first business day that is 30 days after the Bankruptcy Court’s entry of an order authorizing the rejection; and (ii) claims that are based upon or arise from USEC’s common stock (“510(b) Claims”) must have been asserted in a proof of claim received no later than 5:00 pm Eastern Time on August 11, 2014. USEC does not currently contemplate filing any motions to reject executory contracts, but reserves its right to do so. USEC filed objections to the limited number of 510(b) proofs of claim that were filed as the Company does not believe there is any basis for the allowance of any such claims.

4. REORGANIZATION ITEMS, NET

The following is a summary of charges related to our bankruptcy filing and reorganization (in millions).

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Advisory fees	$4.7	$11.9
Expense of deferred financing costs	—	1.2
Reorganization items, net	$4.7	$13.1

For debt that is subject to compromise, associated deferred financing costs are expensed so that the net carrying amount of the debt equals the amount of the allowed claim. Previously deferred financing costs of $1.2 million related to our convertible senior notes were expensed in the first quarter of 2014.

Cash payments for reorganization items totaled $3.2 million and $9.0 million for the three and six months ended June 30, 2014, respectively.

5. CONDENSED DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the unconsolidated condensed financial statements of the Debtor, USEC Inc. excluding subsidiaries.

Debtor's Condensed Balance Sheet (millions)
June 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$7.4
Accounts receivable, net	7.1
Inventories	0.2
Other current assets	11.0
Total current assets	25.7
Property, plant and equipment, net	1.5
Deposits for surety bonds	29.4
Investment in non-filing entities	484.9
Total Assets	$541.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$21.6
Borrowings under the DIP Facility	11.5
Total current liabilities	33.1
Pension benefit liabilities	26.0
Other long-term liabilities	24.5
Liabilities subject to compromise	994.1
Total Liabilities	1,077.7
Stockholders’ Equity (Deficit)	(536.2)
Total Liabilities and Stockholders’ Equity (Deficit)	$541.5

Components of liabilities subject to compromise follow (in millions):

June 30, 2014
Accounts payable and accrued liabilities	$1.5
Convertible senior notes and accrued interest	542.8
Convertible preferred stock and paid-in-kind dividends payable	113.9
Intercompany services payable	207.7
Intercompany loan payable	128.2
Liabilities subject to compromise	$994.1

Debtor's Condensed Statement of Operations and Comprehensive (Loss) (millions)
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Contract services revenue	$13.9	$13.9
Contract services cost of sales	12.6	12.6
Gross profit	1.3	1.3
Advanced technology costs	18.0	51.3
Selling, general and administrative	9.6	20.6
Special charge for workforce reductions	1.4	1.4
Other (income) expense, net	(7.2)	(33.7)
Intercompany cost recovery	(3.7)	(17.2)
Operating (loss)	(16.8)	(21.1)
Interest expense	6.5	14.0
Reorganization items, net	4.7	13.1
Equity in earnings (loss) of non-filing entities	(0.1)	(31.7)
(Loss) from continuing operations before income taxes	(28.1)	(79.9)
Provision (benefit) for income taxes	(0.1)	(1.1)
Net (loss)	$(28.0)	$(78.8)
Other comprehensive income, net of tax	—	—
Comprehensive (loss)	$(28.0)	$(78.8)

Debtor's Condensed Statement of Cash Flows (millions)
Six Months Ended June 30, 2014
Cash Flows from Operating Activities
Net (loss)	$(78.8)
Adjustments to reconcile net (loss) to net cash (used in) operating activities	61.8
Net Cash (Used in) Operating Activities	(17.0)

Cash Flows Provided by Investing Activities
Net Cash Provided by Investing Activities	—

Cash Flows Provided by Financing Activities
Proceeds from debtor-in-possession credit facility	42.3
Repayments of debtor-in-possession credit facility	(30.8)
Proceeds from intercompany loan	52.3
Repayments of intercompany loan	(44.6)
Common stock issued (purchased), net	(0.1)
Net Cash Provided by Financing Activities	19.1
Net Increase	2.1
Cash and Cash Equivalents at Beginning of Period	5.3
Cash and Cash Equivalents at End of Period	$7.4

6. TRANSITION CHARGES

Non-Production Expenses Related to Ceasing Enrichment at the Paducah Plant

USEC ceased uranium enrichment at the Paducah GDP at the end of May 2013. Since that time USEC has continued limited operations at the Paducah site in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. USEC has completed repackaging and transferring its inventory to off-site NRC-licensed locations to meet future customer orders.

USEC has been in extended discussions with DOE regarding the timing of our de-lease of the Paducah GDP from DOE. On August 1, 2013, the Company provided notice to DOE exercising its rights to terminate the GDP lease with respect to the Paducah GDP upon two years prior notice as permitted under the lease. On June 17, 2014, Enrichment signed an agreement with DOE establishing a framework (the “Framework Agreement”) for the orderly de-lease and return of the Paducah GDP in accordance with the GDP lease. The Framework Agreement provides for the de-lease and return of the leased areas at the Paducah GDP on October 1, 2014, conditioned upon: (i) DOE’s new deactivation contractor at Paducah completing mobilization and being ready to take control of the entire leased areas, including the ability to safely and securely manage the leased areas following their return to DOE; (ii) sufficient funding being appropriated for the deactivation contractor and DOE to perform activities necessary to enable DOE to accept the leased areas in accordance with applicable laws and regulations; and (iii) USEC complying with the agreed-upon plan to meet the GDP lease turnover requirements at the Paducah GDP. To the extent these conditions have not been satisfied by October 1, the return of the leased areas will be completed as quickly as possible after October 1, 2014, on a date mutually agreed to by DOE and Enrichment. Under the terms of the Framework Agreement, Enrichment has agreed to complete certain activities to accomplish the turnover of leased areas in accordance with the GDP lease and DOE has agreed to accept such areas and certain materials and other personal property in accordance with the GDP lease. The Framework Agreement, the de-lease of areas at the Paducah GDP, and the termination of the GDP lease with respect to the Paducah GDP do not affect the Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge program.

The Paducah GDP operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to USEC's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah site.

As USEC accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP, USEC has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $14.3 million and $49.2 million in the three and six months ended June 30, 2014, and $70.0 million and $75.7 million in the three and six months ended June 30, 2013, as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $8.7 million and $35.7 million in the three and six months ended June 30, 2014, compared to $23.4 million and $26.4 million in the corresponding periods of 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure;

-
Inventory charges of $5.1 million and $11.7 million in the three and six months ended June 30, 2014, compared to $10.0 million in the three and six months ended June 30, 2013. These inventories are intended to be transferred to DOE upon final de-lease, including residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. USEC determined that it was currently uneconomic to recover resulting residual quantities for resale.

-
Accelerated asset charges of $0.5 million and $1.8 million in the three and six months ended June 30, 2014, compared to $5.5 million and $8.2 million in the corresponding periods of 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. Beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress were treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013, and the depreciation of property, plant and equipment at the Paducah site was completed as of June 30, 2014. Additionally, an immediate asset retirement charge of $19.3 million was incurred in the second quarter of 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP; and

-
Power contract losses of $11.8 million in the three and six months ended June 30, 2013. As a result of falling prices in power markets, the Company incurred expenses of approximately $11.8 million as it ceased enrichment at the Paducah GDP and canceled remaining power purchases.

USEC may incur additional non-production expenses and special charges in future periods based on the results of the execution of the Paducah transition and assessments of evolving business needs.

Special Charges Summary

A summary of special charges recorded in the year ended December 31, 2013 and the six months ended June 30, 2014, and changes in the related balance sheet accounts, follow (in millions):

	Liability Balance to Be Paid, Dec. 31, 2012	2013 Special Charges	2013 Paid	Liability Balance to Be Paid, Dec. 31, 2013	Year-to-Date 2014 Special Charges	Year-to-Date 2014 Paid	Liability Balance to Be Paid, Jun. 30, 2014
Workforce reductions, primarily severance payments	$—	$25.2	$(4.0)	$21.2	$4.2	$(11.8)	$13.6
Less: Amounts billed to DOE	—	(1.2)	na	na	(2.2)	na	na
Pension and postretirement benefit charges, non-cash	—	22.2	na	na	—	na	na
Advisory costs	0.1	11.0	(9.9)	1.2	—	(1.2)	—
	$0.1	$57.2	$(13.9)	$22.4	$2.0	$(13.0)	$13.6

na - not applicable

Special Charges for Workforce Reductions

Beginning in May 2013, USEC notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. The notifications are provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. USEC recorded a special charge in 2013 for termination benefits, consisting primarily of severance payments, of $25.2 million less $1.2 million of severance paid by USEC and invoiced to DOE.

Special charges in the three and six months ended June 30, 2014 consist of charges for termination benefits for workforce reductions in American Centrifuge development and headquarters operations, as well as severance accrual refinements for Paducah workforce reductions occurring in 2014. Special charges for termination benefits consist of $4.1 million in the three-month period and $4.2 million in the six-month period, less amounts paid by USEC and invoiced to DOE for its portion of Paducah employee severance of $1.6 million in the three-month period and $2.2 million in the six-month period. Accounts receivable as of June 30, 2014 include DOE's share of severance paid by USEC. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act.

Cumulative charges for termination benefits since ceasing enrichment total $29.4 million, less $3.4 million paid by USEC and invoiced to DOE. As of June 30, 2014, workforce reductions total 668 employees at the Paducah GDP, including 466 employees in 2014, and 25 employees at American Centrifuge and headquarters. Additional layoffs are expected in stages in 2014, depending on business needs. Information on these additional layoffs would be communicated to affected employees in future notices and may also result in additional charges.

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

Charges for Advisory Costs

Since late 2012, USEC has been engaged with advisors on the restructuring of its balance sheet. Special charges recorded for these advisors totaled $4.7 million in the six months ended June 30, 2013 and $11.0 million for the year ended December 31, 2013.

USEC has incurred advisory costs related to the Bankruptcy Filing in 2014 and these charges are included in Reorganization Items, Net, as detailed in Note 4.

7. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

From June 2012 through April 2014, USEC performed work under the Cooperative Agreement for the American Centrifuge technology with cost-share funding from DOE. The objectives of the Cooperative Agreement were (1) to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and (2) sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This included activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. USEC achieved or exceeded all of the program milestones and performance indicators on or ahead of schedule and on or under budget.

The Cooperative Agreement, as amended, defined the scope, funding and technical goals for the centrifuge research, development and demonstration program. The Cooperative Agreement provided for 80% DOE and 20% USEC cost sharing for work performed June 1, 2012 through April 30, 2014, up to a total government cost share of $280 million. The Cooperative Agreement expired in accordance with its terms on April 30, 2014. DOE’s cost share is recognized as other income. Total costs for work performed under the Cooperative Agreement was $352.2 million with DOE's cost share equal to $280 million (79.5%) and USEC's cost share equal to $72.2 million (20.5%). The increase in cost was due to extending the program through the end of April.

As described in Note 16, on May 1, 2014, USEC signed the ACTDO Agreement with UT-Battelle, the management and operating contractor for ORNL, for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the Cooperative Agreement. Revenue and cost of sales for work that USEC performs under the fixed-price ACTDO Agreement as a subcontractor to ORNL is reported in the contract services segment.

American Centrifuge costs incurred by USEC that are outside of the ACTDO Agreement are included in advanced technology costs. USEC incurred $7.0 million in May-June 2014 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs in the three and six months ended June 30, 2014.

8.  RECEIVABLES

	June 30, 2014	December 31, 2013
	(millions)
Accounts Receivable:
Utility customers and other	$7.8	$129.3
DOE cost share of Cooperative Agreement funding	0.4	20.1
Contract services, primarily DOE:
Billed revenue	16.5	15.7
Unbilled revenue	18.5	1.9
Contract services, primarily DOE	35.0	17.6
Accounts receivable, gross	43.2	167.0
Less: valuation allowances and allowances for doubtful accounts	13.5	4.0
Accounts receivable, net	$29.7	$163.0

DOE Receivables included in Other Long-Term Assets:
DOE long-term receivables, gross	$76.5	$80.8
Less: valuation allowances and allowances for doubtful accounts	55.3	55.0
DOE long-term receivables, net	$21.2	$25.8

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

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. USEC believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis and USEC has filed claims with DOE for payment under the Contract Disputes Act ("CDA"). DOE denied USEC's initial claim for payment of $38.0 million for the periods through 2011, and on May 30, 2013, USEC appealed DOE's denial of its claims to the U.S. Court of Federal Claims. During the second quarter of 2014, DOE paid approximately $4.7 million related to these claims. In July 2014, DOE paid an additional $1.4 million.

On August 30, 2013, USEC submitted an additional claim to DOE under the CDA for payment of $42.8 million, representing DOE's share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's decontamination and decommissioning ("D&D") contractor. As noted in Note 16, USEC has potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act (“ERISA”) related to USEC's de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. USEC believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE's share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts invoiced by USEC to date.

USEC has unapplied payments from DOE included in other long-term liabilities pending resolution of the long-term receivables from DOE described above. DOE funded a portion of USEC's contract services work through an arrangement whereby DOE transferred uranium to USEC which USEC immediately sold. USEC completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. The net cash proceeds from the uranium sales are to be applied, at the direction of DOE, (a) as revenue is recognized in USEC’s contract services segment as services are provided or (b) to existing receivables balances due from DOE in USEC’s contract services segment. The remaining payment balance included in other long-term liabilities is $19.6 million as of June 30, 2014 and $19.7 million as of December 31, 2013.

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

USEC holds uranium at NRC-licensed locations in the form of natural uranium and as the uranium component of LEU. USEC holds SWU as the SWU component of LEU. USEC may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Costs included in inventory include purchase costs and previous production costs associated with the Paducah GDP.

Components of inventories follow (in millions):

	June 30, 2014			December 31, 2013
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$416.3	$77.4	$338.9	$628.4	$200.0	$428.4
Uranium	89.3	89.2	0.1	335.4	299.7	35.7
Materials and supplies	1.2	—	1.2	3.8	—	3.8
	$506.8	$166.6	$340.2	$967.6	$499.7	$467.9

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Uranium Provided by Customers and Suppliers

USEC held uranium with estimated values of approximately $681 million at June 30, 2014, and $1.3 billion at December 31, 2013, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 35% decline in quantities and an 18% decline in the uranium spot price indicator. Utility customers provide uranium to USEC as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to USEC.

10. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2013	Capital Expenditures (Depreciation)	Retirements	June 30, 2014
Leasehold improvements	$141.1	$—	$(116.6)	$24.5
Machinery and equipment	164.0	—	(51.2)	112.8
	305.1	—	(167.8)	137.3
Accumulated depreciation and amortization	(297.2)	(3.8)	167.6	(133.4)
	$7.9	$(3.8)	$(0.2)	$3.9

During 2014, USEC entered into a commission sales agreement with a third-party auctioneer to assist in Paducah GDP asset disposals. Two auctions were held during the second quarter of 2014. Other income includes sales of $1.3 million less asset retirements and related sales expense. Cash proceeds totaled $0.4 million. Additional sales of assets and property are planned for the remainder of 2014.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	June 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	—	$115.4	—	$115.4	—	$312.7	—	$312.7
Deferred compensation asset (b)	—	3.2	—	3.2	—	3.1	—	3.1

Liabilities:
Deferred compensation obligation (b)	—	3.0	—	3.0	—	3.0	—	3.0

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

Other Financial Instruments

As of June 30, 2014 and December 31, 2013, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above) approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of USEC’s convertible senior notes follow (in millions):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible senior notes, excluding accrued interest	$530.0	$132.5	$530.0	$184.1

The estimated fair value of the convertible notes is based on the trading price as of the balance sheet date, and is classified as using Level 1 inputs in the fair value measurement. In connection with our voluntary petition for relief under Chapter 11 of the Bankruptcy Code, USEC Inc. has an agreement on the terms of a financial restructuring plan with the holders of more than 66% of the principal amount of our convertible senior notes. Under the terms of the agreement, USEC will replace the $530 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. As further detailed in Note 2, the convertible senior notes would be exchanged for new common stock, cash for accrued and unpaid interest, and $200 million in principal amount of new notes issued by the reorganized USEC Inc. on terms described in the Plan’s implementing documents.

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans				Postretirement Health and Life Benefit Plans
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Service costs	$0.6	$3.7	$1.2	$7.4	$0.4	$0.9	$0.9	$1.8
Interest costs	10.6	11.0	21.1	22.0	2.5	2.3	5.0	4.5
Expected returns on plan assets (gains)	(12.8)	(12.7)	(25.6)	(25.5)	(0.5)	(0.6)	(1.0)	(1.2)
Amortization of actuarial (gains) losses, net	0.3	6.1	0.6	12.2	—	0.7	—	1.4
Amortization of prior service costs (credits)	—	0.5	—	0.7	(0.1)	—	(0.2)	—
Curtailment gains	—	(0.7)	—	(0.7)	—	—	—	—
Net benefit costs (credits)	$(1.3)	$7.9	$(2.7)	$16.1	$2.3	$3.3	$4.7	$6.5

USEC expects to contribute $28.7 million to the defined benefit pension plans in 2014, including $26.5 million of required contributions under ERISA and $2.2 million to non-qualified plans. USEC has contributed $13.1 million in the six months ended June 30, 2014.

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

The defined benefit pension plans were amended to allow a lump sum payment option to (i) active employees who are not covered by a collective bargaining agreement at the Paducah GDP who are terminated as a result of participation in a reduction in force from August 5, 2013 through December 31, 2014 and (ii) certain other previously terminated employees. Any lump sum distributions in connection with this program would fully settle USEC's long-term pension obligations related to those benefits. Total lump sum benefits paid in the six months ended June 30, 2014 were $16.9 million. Settlement accounting, which requires immediate recognition of a portion of amounts deferred in accumulated other comprehensive income, need not be followed if the sum of the settlements for the year is less than the service cost and interest cost components of the net periodic benefit cost for the plan year, determined on a plan by plan basis. Total lump sum payments in the six months ended June 30, 2014 fell below the minimum settlement accounting thresholds for the plans and therefore settlement accounting was not required.

13. INCOME TAXES

Intraperiod tax allocation rules require that all items, including other comprehensive income and discontinued operations, be considered for purposes of determining the amount of tax benefit that results from a loss in continuing operations.  Because there is a full valuation allowance against deferred tax assets and there are pretax losses from continuing operations and income in other components of the financial statements (e.g., discontinued operations and other comprehensive income), the income tax benefit from pretax losses from continuing operations is limited to the amount of income tax expense recorded on all items other than continuing operations. The income tax benefit from continuing operations consists of the income tax benefit calculated using an estimated annual effective tax rate as well as discrete items. The estimated annual effective tax rate applied to pretax losses from continuing operations for the interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date amounts for discontinued operations and other comprehensive income. The income tax expense on all items other than continuing operations is recorded based on year-to-date amounts.

USEC and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. In the second quarter of 2014, the IRS completed USEC’s federal income tax return examination for tax years 2008 through 2011.

A full valuation allowance against net deferred taxes was first recorded in 2011 due to cumulative losses incurred in recent years and due to substantial uncertainty to generate future taxable income that would lead to realization of the net deferred tax assets. The valuation allowance results in USEC’s inability to record tax benefits on future losses until USEC generates sufficient taxable income to support the elimination of the valuation allowance. However, the valuation allowance will not affect the Company’s ability to use its deferred tax assets if it generates taxable income in the future. In connection with the bankruptcy plan, USEC expects to have an ownership change under Section 382 of the Internal Revenue Code as a result of issuing new common stock.  USEC also expects deferred taxes will be adjusted for reductions or limitations in future tax attributes, such as net operating losses and tax credits, as well as other impacts related to emerging from bankruptcy and fresh start accounting.  As deferred taxes are adjusted, the related valuation allowance will also be adjusted.

14. STOCK-BASED COMPENSATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.2	$0.4	$0.5	$1.3
Stock options, performance awards and other	—	—	—	0.1
Expense included in selling, general and administrative and advanced technology costs	$0.2	$0.4	$0.5	$1.4
Total recognized tax benefit	$—	$—	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. There was no stock-based compensation granted in the three and six months ended June 30, 2014. As of June 30, 2014, there was $0.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted shares and restricted stock units granted in prior years. That cost is expected to be recognized over a weighted-average period of 10 months.

15. NET INCOME (LOSS) PER SHARE

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

Under the Proposed Plan, the holders of USEC Inc.'s common stock will receive, on a pro rata basis, 5% of the New Common Stock, subject to dilution on account of a new management incentive plan. Additional details are provided in Note 2, Chapter 11 Filing.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Numerators for basic and diluted calculations (a):
Net (loss) from continuing operations	$(28.0)	$(40.9)	$(78.8)	$(64.6)
Net income from discontinued operations	—	—	—	21.7
Net (loss)	$(28.0)	$(40.9)	$(78.8)	$(42.9)

Denominator:
Weighted average common shares	5.0	5.0	5.0	5.0
Less: Weighted average unvested restricted stock	0.1	0.1	0.1	0.1
Denominator for basic calculation	4.9	4.9	4.9	4.9

Weighted average effect of dilutive securities:
Convertible notes	1.8	1.8	1.8	1.8
Convertible preferred stock:
Equivalent common shares (b)	28.6	10.0	22.9	8.9
Less: share issuance limitation (c)	27.7	9.1	22.0	8.0
Net allowable common shares	0.9	0.9	0.9	0.9
Subtotal	2.7	2.7	2.7	2.7
Less: shares excluded in a period of a net loss or antidilution	2.7	2.7	2.7	2.7
Weighted average effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	4.9	4.9	4.9	4.9

Net (loss) per share from continuing operations – basic and diluted	$(5.71)	$(8.35)	$(16.08)	$(13.18)
Net income per share from discontinued operations – basic and diluted	$—	$—	$—	$4.43
Net (loss) per share – basic and diluted	$(5.71)	$(8.35)	$(16.08)	$(8.76)

(a)
The numerators are subject to increase for interest expense on convertible notes, net of tax, of $3.0 million in the three months ended June 30, 2014 and $6.0 million in the six months ended June 30, 2014. Net interest expense on convertible notes and convertible preferred stock dividends was $5.1 million in the three months ended June 30, 2013 and $10.0 million in the six months ended June 30, 2013. The tax rate is the statutory rate.

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

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Options excluded from diluted net income per share	200		2,000		200		2,000
Warrants excluded from diluted net income per share	250,000		250,000		250,000		250,000
Exercise price of excluded options	$283.25	to	$177.50	to	$283.25	to	$177.50	to
	$357.00		$357.00		$357.00		$357.00
Exercise price of excluded warrants	$187.50		$187.50		$187.50		$187.50

16. COMMITMENTS AND CONTINGENCIES

American Centrifuge

Project Funding

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU that are now at their lowest levels in more than a decade. At current market prices, USEC does not believe that its previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, market conditions are expected to improve and USEC continues to take steps to maintain its options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of the Company's LEU business.

From June 2012 through April 2014, USEC performed work under the Cooperative Agreement, as amended, for the research, development and demonstration of the American Centrifuge technology. USEC achieved or exceeded all of the program technical milestones and performance indicators on or ahead of schedule and on or under budget, and the Cooperative Agreement expired by its terms on April 30, 2014.

In light of the status of the American Centrifuge project, DOE instructed UT-Battelle, the management and operating contractor for ORNL, to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with USEC. On May 1, 2014, USEC signed the ACTDO Agreement with UT-Battelle, as operator of ORNL, for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives.

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. On July 31, 2014, ORNL exercised its option to extend the period of performance for the ACTDO Agreement by an additional six months to March 31, 2015, which increased the price of the contract from approximately $33.7 million to approximately $75.3 million. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 31, 2014 and approximately $6.9 million thereafter. Funds currently allotted to the ACTDO Agreement are expected to cover the work to be performed through August 31, 2014. The agreement also provides ORNL with one additional option to extend the agreement by six months to September 30, 2015. The option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total price of the contract including options is approximately $117 million. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the Cooperative Agreement, and USEC has engaged in a limited demobilization of the American Centrifuge program to reduce program costs.

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

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs which would affect USEC's ability to meet an ACP milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. DOE has informed USEC that given the current bankruptcy proceeding and market conditions, as well as the expiration of the Cooperative Agreement, that while DOE is not taking any action at this time, it has reserved its rights under the 2002 DOE- USEC Agreement and other agreements. USEC has notified DOE that it has not met the June 2014 milestone “Commitment to proceed with commercial operation” within the time period currently provided due to events beyond its control and has similarly reserved its rights with respect to such agreements. At the present time, both USEC and DOE have agreed to reserve all of their respective rights under the agreement. USEC has not requested a determination regarding the delaying event, and the parties are in discussion regarding the possible modification of the 2002 DOE- USEC Agreement necessitated by the impact of the continuing disruption in the enrichment market and taking into account the current circumstances including the respective rights, interests, remedies and defenses of the parties. Assumption of the 2002 DOE-USEC Agreement and the other DOE agreements in connection with confirmation of the Proposed Plan requires U.S. government consent, and the parties are also discussing assumption of such agreements with a full reservation of rights, remedies and defenses in the event additional time is required to agree on appropriate modifications.

2002 DOE-USEC Agreement - Domestic Enrichment Facilities

Under the 2002 DOE-USEC Agreement, USEC agreed to operate the Paducah GDP at a production rate at or above 3.5 million SWU per year and production at Paducah may not be reduced below a minimum of 3.5 million SWU per year until six months before USEC has the permanent addition of 3.5 million SWU per year of new capacity installed based on advanced enrichment technology. By letter dated May 30, 2013, USEC provided notice to DOE under the 2002 DOE-USEC Agreement that it would cease enrichment at the Paducah GDP at the conclusion of the agreements related to the one-year, multi-party depleted uranium enrichment program on May 31, 2013. Under the 2002 DOE-USEC Agreement, DOE can transition operations of Paducah from USEC operation to ensure the continuity of domestic enrichment operations and the fulfillment of supply contracts. DOE has not exercised its remedy under the 2002 DOE-USEC Agreement related to the cessation of enrichment. USEC and DOE have entered into an agreement on the de-lease and return of the leased areas to DOE. See Note 6, Transition Charges.

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

On April 30, 2013, USEC received notice from the NYSE that the decline in USEC's total market capitalization has caused it to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, USEC submitted a plan advising the NYSE of definitive action it has taken, or is taking, that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted USEC's plan of compliance and USEC's common stock will continue to be listed on the NYSE during the 18-month cure period ending October 30, 2014, subject to the compliance with other NYSE continued listing standards and continued periodic review by the NYSE of USEC's progress with respect to its plan. USEC's plan outlines initiatives that USEC must execute by quarter. These initiatives include the successful completion of ACP development milestones, commercialization activities related to the American Centrifuge project, as well as the successful execution of the Company's Russian Supply Agreement and the Company's balance sheet restructuring.  The NYSE has notified USEC that if USEC does not achieve these financial and operational goals, the Company will be subject to NYSE trading suspension at the point the initiative or goal is not met.

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors. The NYSE can take accelerated de-listing action if USEC's common stock trades at levels viewed to be “abnormally low” over a sustained period of time. USEC would also be subject to immediate suspension and de-listing from the NYSE if its average market capitalization is less than $15 million over a consecutive 30 trading-day period. In July 2013 and June 2014, USEC's market capitalization fell below $15 million for several days. Even if USEC meets the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

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

Potential ERISA Section 4062(e) Liability

USEC has been in discussions with the Pension Benefit Guaranty Corporation (“PBGC”) regarding the impact of USEC's de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011.  USEC has also been in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. The PBGC has informally advised USEC of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. USEC has informed the PBGC that it does not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). USEC also disputes the amount of the PBGC's preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, USEC has not reached a resolution with the PBGC and USEC has no assurance that the PBGC will agree with it or will not pursue a requirement for it to accelerate funding or take other actions to provide security.

The PBGC had also previously informally advised USEC that the Paducah de-lease would be a cessation of operations when the 20% employee separation threshold is met and would also trigger liability under ERISA Section 4062(e). USEC informed the PBGC that while it does not believe that an ERISA Section 4062(e) event has occurred at Paducah, the 20% reduction to the active plan participants threshold was reached at Paducah in April 2014. In addition, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with the transition of the Paducah and Portsmouth GDPs, creates potential liabilities under ERISA Section 4062(e). Recently the PBGC has announced a moratorium, until the end of 2014, on the enforcement of ERISA Section 4062(e) cases. It is unclear what if any impact this may have with respect to the PBGC’s actions with respect to the Company. Regardless of the moratorium on enforcement actions under ERISA Section 4062(e), the PBGC has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with USEC’s qualified defined benefit pension plans. These authorities include, but are not limited to, requiring involuntary termination of underfunded plans and seeking liens or additional funding.

Legal Matters

USEC is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, USEC does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware case number 14-10475. The Bankruptcy Filing was a “pre-arranged” petition which, as described in Note 2, included the filing of a proposed Plan of Reorganization which is supported by certain holders of the claims and interests impaired under the proposed plan. USEC Inc.’s subsidiaries, including United States Enrichment Corporation, which is USEC Inc.'s primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. has continued to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. USEC Inc.’s subsidiaries have continued to operate in the ordinary course of business.

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) ("AOCI") is pension and postretirement health and life benefit plans. Amortization of actuarial (gains) losses, net and the amortization of prior service costs (credit) are items reclassified from AOCI and included in the computation of net benefit costs as detailed in Note 12. Additionally, the pension liability (unfunded status) and AOCI declined $138.3 million as of June 30, 2013 as a result of the freeze of the defined benefit pension plans in 2013.

18. SEGMENT INFORMATION

USEC has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is USEC’s primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment consists of contract work USEC performs at Portsmouth, Paducah and Oak Ridge.  The contract services segment includes revenue and cost of sales for American Centrifuge work USEC performs under the ACTDO Agreement as a subcontractor to ORNL. Gross profit is USEC’s measure for segment reporting. There were no intersegment sales in the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(millions)
Revenue
LEU segment:
Separative work units	$104.5	$267.4	$250.1	$557.6
Uranium	—	13.9	—	41.5
	104.5	281.3	250.1	599.1
Contract services segment	16.7	3.5	19.7	6.1
	$121.2	$284.8	$269.8	$605.2

Segment Gross Profit (Loss)
LEU segment	$3.7	$(46.9)	$(16.0)	$(32.9)
Contract services segment	(0.2)	—	(1.4)	(0.7)
Gross profit (loss)	$3.5	$(46.9)	$(17.4)	$(33.6)

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

Our View of the Business Today

Nuclear power provides approximately 11% of the world’s electricity, and given forecasts for growing electricity usage in global emerging markets, many additional nuclear reactors are expected to be built in the next decade. According to the World Nuclear Association, more than 70 reactors are under construction around the world, primarily in China, Russia and India. Nearly 500 more are on order, planned or proposed. With an increasing emphasis on reducing the effects of climate change, more governments are looking to nuclear power as a sustainable and climate-friendly source of electricity. Countering this industry optimism is lack of public support in some countries for nuclear power and low-cost natural gas in the United States that is challenging the economic equation that nuclear power’s low fuel cost can offset the high capital cost for building new reactors. In addition, state and federal tax subsidies for renewable power facilities have given those competing sources an economic advantage and are challenging the economics of some operating plants.

Our business is in a state of significant transition as we seek to move from the gaseous diffusion technology employed for more than 60 years to a modern, cost-effective gas centrifuge technology. Managing this transition has been made more challenging by current enrichment market conditions. Approximately 60 reactors in Japan and Germany were taken off-line and remain out of service in the regulatory and political aftermath following a March 2011 earthquake and tsunami that caused irreparable damage to four reactors in Japan. In addition, low prices for competing fuels such as natural gas and subsidized renewables in the United States could slow the need for new base load nuclear power capacity and has contributed to the early retirement of five U.S. nuclear plants. An oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. Specifically, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period. If there are further delays or a reduction in the number of restarted Japanese reactors, the market impact could worsen.

The market conditions have affected our business plans, including our decision in May 2013 to cease enrichment at the Paducah GDP. We have continued limited operations at the Paducah GDP since May 2013 in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. We have completed repackaging and transferring our inventory to off-site NRC-licensed locations to meet future customer orders.

We have been in extended discussions with DOE regarding the timing of our de-lease of the Paducah GDP from DOE. On August 1, 2013, we provided notice to DOE exercising our rights to terminate the GDP lease with respect to the Paducah GDP upon two years prior notice as permitted under the lease. On June 17, 2014, we signed an agreement with DOE establishing a framework (the “Framework Agreement”) for the orderly de-lease and return of the Paducah GDP in accordance with the GDP lease. The Framework Agreement provides for the de-lease and return of the leased areas at the Paducah GDP on October 1, 2014, conditioned upon: (i) DOE’s new deactivation contractor at Paducah completing mobilization and being ready to take control of the entire leased areas, including the ability to safely and securely manage the leased areas following their return to DOE; (ii) sufficient funding being appropriated for the deactivation contractor and DOE to perform activities necessary to enable DOE to accept the leased areas in accordance with applicable laws and regulations; and (iii) USEC complying with the agreed to plan to meet the GDP lease turnover requirements at the Paducah GDP. To the extent these conditions have not been satisfied by October 1, the return of the leased areas will be completed as quickly as possible after October 1, 2014, on a date mutually agreed to by DOE and us. Under the terms of the Framework Agreement, we have agreed to complete certain activities to accomplish the turnover of leased areas in accordance with the GDP lease and DOE has agreed to accept such areas and certain materials and other personal property in accordance with the GDP Lease. The Framework Agreement, the de-lease of areas at the Paducah GDP, and the termination of the GDP lease with respect to the Paducah GDP do not affect the Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge program.

We are seeking to manage the impacts of the Paducah transition on our existing business.  With the cessation of enrichment at the Paducah GDP, there will be a transition period of at least several years until we have further clarity regarding our commercialization plans for the American Centrifuge Plant ("ACP"). During this period we will no longer be enriching uranium but making sales from our existing inventory, our future purchases from Russia and other potential supplies. We expect to continue discussions with customers regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and potential timing for the financing and commercial production from the ACP.

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, USEC does not believe that its previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, market conditions are expected to improve. USEC continues to take steps to maintain our options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of the Company's LEU business.

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

In light of the status of the American Centrifuge project, DOE instructed UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (i) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (ii) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with USEC. On May 1, 2014, USEC signed an agreement with UT-Battelle, as operator of ORNL, for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives (the “American Centrifuge Technology Demonstration and Operations Agreement”, or “ACTDO Agreement”).

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. On July 31, 2014, ORNL exercised its option to extend the period of performance for the ACTDO Agreement by an additional six months to March 31, 2015, which increased the price of the contract from approximately $33.7 million to approximately $75.3 million. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 31, 2014 and approximately $6.9 million thereafter. Funds currently allotted to the ACTDO Agreement are expected to cover the work to be performed through August 31, 2014. The agreement also provides ORNL with one additional option to extend the agreement by six months to September 30, 2015. The option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total price of the contract including options is approximately $117 million.

The scope of work under the ACTDO Agreement involves three main tasks, relating to (i) the demonstration cascade, (ii) the “Pathfinder” centrifuges and (iii) the centrifuge design research and development. Tasks relating to the demonstration cascade include: (i) operation of the centrifuge demonstration cascade at Piketon, Ohio and (ii) analyzing and documenting performance data of the cascade. Tasks relating to the Pathfinder centrifuges include: (i) operation of two Verification Test Machine centrifuges at the K-1600 Test Facility in Oak Ridge, Tennessee and, periodically, one machine test stand to support the centrifuge design research and development and (ii) documenting and analyzing performance of the Pathfinder machines. Tasks related to the centrifuge design research and development include conducting analysis and support efforts in the areas of cascade performance, value engineering, machine reliability and molecular pump. Each task requires a monthly report summarizing key findings, results, and other analysis. Work under the ACTDO Agreement includes addressing an issue identified in February 2014, following successful completion of the 60-day commercial demonstration cascade operation test at the end of 2013. While details are classified, failure to resolve this issue would increase maintenance costs over the life of a centrifuge plant that could affect commercial plant economics. As with other matters that we have addressed throughout the American Centrifuge technology development program, mitigating actions are being evaluated and implemented and are expected to successfully resolve the issue.

The scope of work under the ACTDO Agreement is reduced from the scope of work that was conducted by us under the Cooperative Agreement. On a dollar basis per month, the scope of work under the ACTDO Agreement is about 60% of the scope of work performed under the Cooperative Agreement. The resulting reduced scope of work does not include activities related to engineering, procurement and construction; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. We have begun a limited demobilization of the program areas not being continued under the reduced scope. We have been working with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization. The costs associated with our limited demobilization activities include costs related to securing classified and export controlled information and intellectual property, preparation to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transportation and handling costs to consolidate selected materials and equipment that may be necessary for future deployment, and any necessary settlement costs associated with the wind down of supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also preserve our ability to remobilize certain project activities effectively at a future date for either commercial deployment or for national security purposes. This limited demobilization process will continue throughout 2014, and we currently estimate these costs to be less than $20 million in the second half of 2014 depending on contractual settlements with suppliers and timely resolution of these activities. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our operations.

To better manage the transition to the ACTDO Agreement with ORNL, we provided notice in April 2014 pursuant to the Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC ("ACM"), as amended, for the automatic transfer of the membership interests of Babcock & Wilcox Technical Services Group, Inc. to American Centrifuge Holdings, LLC, a wholly owned subsidiary of the Company, at no cost. As a result, ACM is now 100% indirectly owned by the Company.

Additional information about the American Centrifuge project is discussed in our 2013 Annual Report on Form 10-K, Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant."

In parallel, we are taking steps to strengthen our financial structure through a reorganization so that we can emerge as a stronger sponsor of the American Centrifuge project. On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The bankruptcy petition was filed to strengthen the Company’s balance sheet, enhance our ability to sponsor the American Centrifuge project and improve our long-term business opportunities. We have an agreement on the terms of a financial restructuring plan with the holders of more than 66% of the principal amount of our convertible senior notes. Under the terms of the proposed plan of reorganization, we will replace the $530 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We also have an agreement with Babcock & Wilcox Investment Company (“B&W”) and Toshiba America Nuclear Energy Corporation (“Toshiba”) to restructure their preferred convertible equity investment. Additional details are provided in Item 1, Note 2 to the consolidated condensed financial statements.

Throughout the restructuring process, we expect to continue our operations and to meet our obligations to our stakeholders, including suppliers, partners, customers and employees, subject to limitations on the ability of USEC Inc. to pay certain pre-petition obligations pending confirmation and implementation of our proposed reorganization plan. We also anticipate the continuation of research, development and demonstration activities for the American Centrifuge technology subject to the availability of continued government funding. Operations of United States Enrichment Corporation, USEC Inc.’s primary operating subsidiary, including the transition of the Paducah GDP back to DOE and the sale of SWU from its inventory and purchases of Russian LEU, are expected to continue unaffected by the bankruptcy.

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

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders from future months and years. Rather than selling material into the limited spot market for enrichment, USEC advanced orders in 2012, 2013 and 2014 from future periods. When customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue is recorded in an earlier than originally anticipated period. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash and profit we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement.

We have not added significant new sales to our backlog since 2012 due to the supply/demand imbalance in the nuclear fuel market, and the transition in our sources of enrichment from production at the Paducah GDP and Megatons to Megawatts program. Our opportunities to make new sales have also been moderated by the uncertainty about the future prospects for commercial production at the ACP. Over the foreseeable future, we expect a lower level of revenues and sales compared to recent years, as we sell from existing inventory, quantities purchased from Russia under the Russian Supply Agreement and other potential supplies. Our sales backlog includes contracts that we are modifying to reflect the current state of our supply sources during our transition. Some long-term contracts in our backlog were established with milestones related to the ACP that, if missed, would give the customer the right to terminate the remainder of the contract. We estimate that approximately 30% of our backlog is at risk due to milestones related to ACP financing and deployment. We have been working with customers to renegotiate those contracts to modify or eliminate any such termination rights. We expect to continue to work with customers regarding the remaining contracts. Some customers have indicated they expect to exercise their contract termination rights in light of current market conditions and where one customer has recently purported to exercise its rights to terminate, we are disputing that action. We are also working with customers to modify contracts that may have delivery, scheduling, origin or other terms that may be inconsistent with anticipated supply sources during the transition period. However, we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog and our prospects.

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

	June 30, 2014	December 31, 2013	June 30, 2013
SWU:
Long-term price indicator ($/SWU)	$95.00	$114.00	$120.00
Spot price indicator ($/SWU)	93.00	99.00	110.00
UF6:
Long-term price composite ($/KgU)	130.97	146.64	165.68
Spot price indicator ($/KgU)	80.75	98.65	113.50

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

We have historically purchased about one-half of our SWU supply under the Russian Contract that concluded in December 2013. Prices under the contract were determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology included a multi-year retrospective view of market-based price points. Prices under the 10-year Russian Supply Agreement that commenced in June 2013 are determined based on a mix of market-related price points and other factors.

Paducah GDP Transition

We ceased uranium enrichment at the Paducah GDP at the end of May 2013. Since that time we have continued limited operations at the Paducah site in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of our lease with DOE. We have completed repackaging and transferring our inventory to off-site NRC-licensed locations to meet future customer orders. We have been and will continue incurring substantial costs related to the transition that are charged directly to cost of sales. These non-production expenses have included the following to-date:

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

-
Accelerated asset charges. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013, and the depreciation of property, plant and equipment at the Paducah site was completed as of June 30, 2014;

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
We may incur additional non-production expenses in future periods based on the results of the execution of the Paducah transition and assessments of evolving business needs. Additional details regarding the transition of the Paducah GDP and the Framework Agreement with DOE signed on June 17, 2014 are provided above in "Our View of the Business Today."

Workforce Reductions

Beginning in May 2013, USEC notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. The notifications are provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. USEC recorded a special charge in 2013 for termination benefits, consisting primarily of severance payments, of $25.2 million less $1.2 million of severance paid by USEC and invoiced to DOE.

Special charges in the three and six months ended June 30, 2014 consist of charges for termination benefits for workforce reductions in American Centrifuge development and headquarters operations, as well as severance accrual refinements for Paducah workforce reductions occurring in 2014. Special charges for termination benefits consist of $4.1 million in the three-month period and $4.2 million in the six-month period, less amounts paid by USEC and invoiced to DOE for its portion of Paducah employee severance of $1.6 million in the three-month period and $2.2 million in the six-month period. Accounts receivable as of June 30, 2014 include DOE's share of severance paid by USEC. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act.

Cumulative charges for termination benefits since ceasing enrichment total $29.4 million, less $3.4 million paid by USEC and invoiced to DOE. As of June 30, 2014, workforce reductions total 668 employees at the Paducah GDP, including 466 employees in 2014, and 25 employees at American Centrifuge and headquarters. Additional layoffs are expected in stages in 2014, depending on timing of actual de-lease and return of the leased areas at the Paducah GDP and other business needs. Information on these additional layoffs would be communicated to affected employees in future notices and may also result in additional charges.

Employees

A summary of our employees by location follows. Workforce reductions are expected to continue in stages in 2014 depending on business needs.

	No. of Employees
Location	June 30, 2014	Dec. 31, 2013	Dec. 31, 2012
Paducah, KY	369	852	1,133
Piketon, OH	296	329	311
Oak Ridge, TN	148	167	171
Norcross, GA	—	—	67
Bethesda, MD	77	84	88
Total Employees	890	1,432	1,770

Contract Services Segment

We currently provide limited services to DOE and its contractors at our Paducah site and at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant. Beginning in May 2014, the contract services segment includes revenue and cost of sales for American Centrifuge work we perform under the ACTDO Agreement as a subcontractor to ORNL. The ACTDO Agreement is a firm fixed-price agreement.

Site Services Work

Revenue from U.S. government contracts for contract work at the Paducah and Portsmouth sites is based on work performed in accordance with government cost accounting standards (“CAS”). Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”), or such other entity that DOE authorizes to conduct the audit. As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes arise from time to time. Issues unique to USEC can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE. Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. DOE historically has not approved our provisional billing rates in a timely manner. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been finalized and most remain unaudited, uncertainty exists and we have not yet recognized this additional revenue.

Contract Services Receivables

USEC formerly performed work under contract with DOE to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning ("D&D"). In September 2011, our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE's D&D contractor for the Portsmouth site. DOE historically has not approved our provisional billing rates in a timely manner.

DOE has approved provisional billing rates for 2004, 2006, 2010 and 2013 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and calendar years 2003 through 2012. DOE and its audit contractors historically have not completed their audits of our Incurred Cost Submissions in a timely manner. In December 2013, DOE provided its position regarding establishing Final Indirect Cost Rates for the six months ended December 31, 2002 and calendar years 2003 through 2005 based in part on audits completed for those years. In June 2014, DOE provided its position regarding establishing Final Indirect Cost Rates for 2006 and its contractor is working on the audit for 2007.

Federal Acquisition Regulations requires the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Neither of these actions has occurred. We do not agree with all of the findings of the audits for these years and believe that DOE’s continued withholding of payments is unwarranted. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been finalized and most remain unaudited, uncertainty exists and we have not yet recognized this additional revenue.

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. We believe DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis and USEC has filed claims with DOE for payment under the Contract Disputes Act ("CDA"). DOE denied our initial claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, USEC appealed DOE's denial of its claims to the U.S. Court of Federal Claims. During the second quarter of 2014, DOE paid approximately $4.7 million related to these claims. In July 2014, DOE paid an additional $1.4 million.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, USEC submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. USEC has provided additional information requested by DOE in support of its claim and expects a final contracting office decision by the end of August 2014. This claim has a full valuation allowance in our records due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date.

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

Results of Operations – Three and Six Months Ended June 30, 2014 and 2013

Segment Information

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes work performed for DOE and its contractors at Portsmouth, Paducah and Oak Ridge.  The contract services segment includes revenue and cost of sales for American Centrifuge work USEC performs under the ACTDO Agreement as a subcontractor to ORNL. There were no intersegment sales in the periods presented.

The following tables present elements of the accompanying consolidated condensed statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2014	2013	Change	%
LEU segment
Revenue:
SWU revenue	$104.5	$267.4	$(162.9)	(61)%
Uranium revenue	—	13.9	(13.9)	(100)%
Total	104.5	281.3	(176.8)	(63)%
Cost of sales	100.8	328.2	227.4	69%
Gross profit (loss)	$3.7	$(46.9)	$50.6	108%

Contract services segment
Revenue	$16.7	$3.5	$13.2	377%
Cost of sales	16.9	3.5	(13.4)	(383)%
Gross profit (loss)	$(0.2)	$—	$(0.2)	-

Total
Revenue	$121.2	$284.8	$(163.6)	(57)%
Cost of sales	117.7	331.7	214.0	65%
Gross profit (loss)	$3.5	$(46.9)	$50.4	107%

	Six Months Ended June 30,
	2014	2013	Change	%
LEU segment
Revenue:
SWU revenue	$250.1	$557.6	$(307.5)	(55)%
Uranium revenue	—	41.5	(41.5)	(100)%
Total	250.1	599.1	(349.0)	(58)%
Cost of sales	266.1	632.0	365.9	58%
Gross profit (loss)	$(16.0)	$(32.9)	$16.9	51%

Contract services segment
Revenue	$19.7	$6.1	$13.6	223%
Cost of sales	21.1	6.8	(14.3)	(210)%
Gross profit (loss)	$(1.4)	$(0.7)	$(0.7)	(100)%

Total
Revenue	$269.8	$605.2	$(335.4)	(55)%
Cost of sales	287.2	638.8	351.6	55%
Gross profit (loss)	$(17.4)	$(33.6)	$16.2	48%

Revenue

Revenue from the LEU segment declined $176.8 million (or 63%) in the three months and $349.0 million (or 58%) in the six months ended June 30, 2014 compared to the corresponding periods in 2013. The volume of SWU sales declined 65% in the three-month period and 56% in the six-month period reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2014 compared to 2013. The average price billed to customers for sales of SWU increased 8% in the three-month period and 1% in the six-month period reflecting the particular contracts under which SWU were sold during the period.

There were no uranium sales in the three and six months ended June 30, 2014 as most of our inventories of uranium available for sale have been sold in prior years, and we are no longer able to acquire uranium through underfeeding at the Paducah GDP.

Revenue from the contract services segment increased $13.2 million (or 377%) in the three months and $13.6 million (or 223%) in the six months ended June 30, 2014, compared to the corresponding periods in 2013, reflecting $13.5 million for American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014.

Cost of Sales

Cost of sales for the LEU segment declined $227.4 million (or 69%) in the three months and $365.9 million (or 58%) in the six months ended June 30, 2014, compared to the corresponding periods in 2013, due to lower SWU sales volumes and lower non-production expenses. Cost of sales for SWU and uranium and non-production expenses for the three- and six-month periods are detailed in the following tables (dollar amounts in millions):

	Three Months Ended June 30,
	2014	2013	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$86.5	$258.2	$171.7	66%
Non-production expenses	14.3	70.0	55.7	80%
Total	$100.8	$328.2	$227.4	69%

	Six Months Ended June 30,
	2014	2013	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$216.9	$556.3	$339.4	61%
Non-production expenses	49.2	75.7	26.5	35%
Total	$266.1	$632.0	$365.9	58%

Cost of sales per SWU, excluding non-production expenses, increased 1% in the three months ended June 30, 2014, and decreased 3% in the six months ended June 30, 2014 compared to the corresponding periods in 2013. Approximately one-half of our sales in the six months ended June 30, 2014 were derived from previously deferred sales, whereby customers made advance payments to be applied against future deliveries. The unit cost per SWU for these sales reflects the average inventory cost when the customer took title to the SWU. These costs were accumulated in deferred costs and are now recognized as cost of sales as the SWU is delivered.

Under our monthly moving average cost method, changes in purchase costs and historically changes in production costs have an effect on inventory costs and cost of sales over current and future periods. There were no purchases of SWU from Russia in the six months ended June 30, 2014 based on our agreed-upon delivery schedule.

As we accelerated the expected productive life of plant assets and ceased enrichment at the Paducah GDP in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $14.3 million and $49.2 million in the three and six months ended June 30, 2014, and $70.0 million and $75.7 million in the three and six months ended June 30, 2013, as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $8.7 million and $35.7 million in the three and six months ended June 30, 2014, compared to $23.4 million and $26.4 million in the corresponding periods of 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure;

-
Inventory charges of $5.1 million and $11.7 million in the three and six months ended June 30, 2014, compared to $10.0 million in the three and six months ended June 30, 2013. Theses inventories are intended to be transferred to DOE upon final de-lease, including residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. USEC determined that it was currently uneconomic to recover resulting residual quantities for resale.

-
Accelerated asset charges of $0.5 million and $1.8 million in the three and six months ended June 30, 2014, compared to $5.5 million and $8.2 million in the corresponding periods of 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. Beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress were treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013, and the depreciation of property, plant and equipment at the Paducah site was completed as of June 30, 2014. Additionally, an immediate asset retirement charge of $19.3 million was incurred in the second quarter of 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP; and

-
Power contract losses of $11.8 million in the three and six months ended June 30, 2013. As a result of falling prices in power markets, we incurred expenses of approximately $11.8 million as we ceased enrichment at the Paducah GDP and canceled remaining power purchases.

Cost of sales for the contract services segment increased $13.4 million (or 383%) in the three months and $14.3 million (or 210%) in the six months ended June 30, 2014, compared to the corresponding periods in 2013, primarily due to American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014, as well as increased absorption of fixed costs for government services contracts at the Paducah site.

Gross Profit (Loss)

Gross profit increased $50.4 million in the three months and $16.2 million in the six months ended June 30, 2014 compared to the corresponding periods in 2013. Our margin was 2.9% in the three months ended June 30, 2014 compared to (16.5%) in the corresponding period in 2013, and (6.4%) in the six months ended June 30, 2014 compared to (5.6%) in the corresponding period in 2013.

Gross profit for the LEU segment increased $50.6 million in the three-month period and $16.9 million in the six-month period primarily due to decreases in non-production expenses partially offset by lower SWU sales volume. The three-month period benefited from higher average SWU prices and the six-month period benefited from lower average costs per SWU, as described above.

Gross profit from the contract services segment declined $0.2 million in the three months and $0.7 million in the six months ended June 30, 2014, compared to the corresponding periods in 2013, reflecting higher site costs at Paducah.

Non-Segment Information

The following tables present elements of the accompanying consolidated condensed statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2014	2013	Change	%
Gross profit (loss)	$3.5	$(46.9)	$50.4	107%
Advanced technology costs	18.0	46.2	28.2	61%
Selling, general and administrative	10.1	11.9	1.8	15%
Special charges for workforce reductions and advisory costs	2.5	3.7	1.2	32%
Other (income)	(8.4)	(40.7)	(32.3)	(79)%
Operating (loss)	(18.7)	(68.0)	49.3	73%
Interest expense	4.7	9.3	4.6	49%
Interest (income)	—	(0.1)	(0.1)	(100)%
Reorganization items, net	4.7	—	(4.7)	-
(Loss) from continuing operations before income taxes	(28.1)	(77.2)	49.1	64%
Provision (benefit) for income taxes	(0.1)	(36.3)	(36.2)	(100)%
Net (loss) from continuing operations	(28.0)	(40.9)	12.9	32%
Net income from discontinued operations	—	—	—	-
Net (loss)	$(28.0)	$(40.9)	$12.9	32%

	Six Months Ended June 30,
	2014	2013	Change	%
Gross profit (loss)	$(17.4)	$(33.6)	$16.2	48%
Advanced technology costs	51.3	105.5	54.2	51%
Selling, general and administrative	21.8	24.8	3.0	12%
Special charges for workforce reductions and advisory costs	2.0	6.1	4.1	67%
Other (income)	(34.6)	(88.3)	(53.7)	(61)%
Operating (loss)	(57.9)	(81.7)	23.8	29%
Interest expense	9.3	22.6	13.3	59%
Interest (income)	(0.4)	(0.4)	—	—%
Reorganization items, net	13.1	—	(13.1)	-
(Loss) from continuing operations before income taxes	(79.9)	(103.9)	24.0	23%
Provision (benefit) for income taxes	(1.1)	(39.3)	(38.2)	(97)%
Net (loss) from continuing operations	(78.8)	(64.6)	(14.2)	(22)%
Net income from discontinued operations	—	21.7	(21.7)	(100)%
Net (loss)	$(78.8)	$(42.9)	$(35.9)	(84)%

Advanced Technology Costs

Advanced technology costs declined $28.2 million in the three months and $54.2 million in the six months ended June 30, 2014, compared to the corresponding periods in 2013, reflecting a decrease in development activity under the Cooperative Agreement with DOE, which expired in accordance with its terms on April 30, 2014. Effective May 1, 2014, we continue to perform research, development and demonstration of the American Centrifuge technology under the ACTDO Agreement with UT-Battelle, as operator of ORNL, for which revenue and cost of sales are recognized in the contract services segment. We incurred $7.0 million in May-June 2014 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs in the three and six months ended June 30, 2014.

Costs in the corresponding periods in 2013 included construction of our American Centrifuge commercial demonstration cascade of 120 AC100 centrifuge machines under the Cooperative Agreement. Construction of the commercial demonstration cascade was completed in April 2013.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses declined $1.8 million in the three months and $3.0 million in the six months ended June 30, 2014, compared to the corresponding periods in 2013. The lower SG&A expense reflects declines in compensation and benefit costs of $1.0 million in the three-month period and $2.5 million in the six-month period, resulting from reduced staffing levels, and declines in consulting costs.

Special Charges for Workforce Reductions and Advisory Costs

Beginning in May 2013, USEC notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. Special charges in the three and six months ended June 30, 2013 included a charge of $2.1 million for termination benefits consisting primarily of severance payments for the initial expected workforce reduction at the site. By the end of 2013 USEC believed that it was probable to incur severance costs for the remaining Paducah GDP workforce based on a full termination of activities at the site without a transfer of employees to another employer and with DOE owing a portion of this estimated amount. Additionally, special charges in the prior periods included costs for advisors on the restructuring of our balance sheet of $2.3 million in the three months and $4.7 million in six months ended June 30, 2013. The six-month period of 2013 also reflected a $0.7 curtailment gain related to freezing benefit accruals under our defined benefit pension plans in 2013.

Special charges in the three and six months ended June 30, 2014 consist of charges for termination benefits for workforce reductions in American Centrifuge development and headquarters operations, as well as severance accrual refinements for Paducah workforce reductions occurring in 2014. The Framework Agreement signed with DOE on June 17, 2014 establishes the timing for an orderly de-lease of the Paducah site. Special charges for termination benefits consist of $4.1 million in the three-month period and $4.2 million in the six-month period, less amounts paid by USEC and invoiced to DOE for its portion of Paducah employee severance of $1.6 million in the three-month period and $2.2 million in the six-month period.

Cumulative charges for termination benefits since ceasing enrichment total $29.4 million, less $3.4 million paid by USEC and invoiced to DOE. As of June 30, 2014, workforce reductions total 668 employees at the Paducah GDP, including 466 employees in 2014, and 25 employees at American Centrifuge and headquarters.

Other (Income)

DOE and USEC provided cost-sharing support for American Centrifuge activities under the Cooperative Agreement, which expired in accordance with its terms on April 30, 2014. DOE’s cost share of 80% of qualifying American Centrifuge expenditures, or $7.2 million in the three months and $33.7 million in the six months ended June 30, 2014, compared to $40.7 million in the three months and $88.3 million in the six months ended June 30, 2013, was recognized as other income.

During 2014, we entered into a commission sales agreement with a third-party auctioneer to assist in Paducah GDP asset disposals. Two auctions were held during the second quarter of 2014, and other income includes sales of $1.3 million less asset retirements and related sales expenses. Cash proceeds totaled $0.4 million. Additional sales of assets and property are anticipated for the remainder of 2014.

Interest Expense

Interest expense declined $4.6 million in the three months and $13.3 million in the six months ended June 30, 2014, compared to the corresponding periods in 2013, primarily due to lower interest on our convertible preferred stock, in the form of dividends payable-in-kind, ceased in connection with our proposed reorganization plan under our bankruptcy filing. Lower interest expense in the current period is also a result of deferred financing costs expensed as part of reorganization items (see below) rather than amortized. In addition, lower debt, and corresponding lower interest expense, resulted from the repayment of the credit facility term loan in March 2013.

Reorganization Items, Net

Beginning in the first quarter of 2014, expenses, gains and losses directly associated with our reorganization are reported as Reorganization Items, Net. Costs for advisors related to our bankruptcy filing totaled $4.7 million in three months and $11.9 million in six months ended June 30, 2014. For debt that is subject to compromise, associated deferred financing costs are expensed so that the net carrying amount of the debt equals the amount of the allowed claim. Previously deferred financing costs of $1.2 million related to our convertible senior notes were expensed in the first quarter of 2014.

Provision (Benefit) for Income Taxes

The income tax benefit from continuing operations was $0.1 million for the three months and $1.1 million for the six months ended June 30, 2014. The income tax benefit from continuing operations was $36.3 million for the three months and $39.3 million for the six months ended June 30, 2013. Included in the income tax benefit was a discrete item for reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $1.0 million for the six months ended June 30, 2014 and $0.6 million for the corresponding period in 2013.

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

Net (Loss) from Continuing Operations

The net loss from continuing operations declined $12.9 million in the three months ended June 30, 2014 compared to the corresponding period in 2013, reflecting the after-tax effects of higher gross profits due primarily to declines in non-production related expenses incurred at the Paducah GDP, a higher average SWU price, and lower interest expense, partially offset by reorganization costs related to our bankruptcy filing and a decline in the income tax benefit as a result of intraperiod tax allocations.

The net loss from continuing operations increased $14.2 million in the six months ended June 30, 2014 compared to the corresponding period in 2013, reflecting a decline in the income tax benefit as a result of intraperiod tax allocations and reorganization costs related to our bankruptcy filing, partially offset by higher gross profits due primarily to declines in non-production related expenses incurred at the Paducah GDP and lower interest expense.

Net Income from Discontinued Operations

On March 15, 2013, USEC sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture, including our gain on the sale of $35.6 million, are presented under net income from discontinued operations for the six months ended June 30, 2013.

Net (Loss)

The net loss declined $12.9 million in the three months ended June 30, 2014 compared to the corresponding period in 2013 and the net loss increased $35.9 million in six months ended June 30, 2014, compared to the corresponding period in 2013, reflecting the decline in the income tax benefit as a result of intraperiod tax allocations and the gain on the sale of our NAC subsidiary in the prior period reported as part of discontinued operations. Continuing operations before income taxes improved $49.1 million in the three months ended June 30, 2014 compared to the corresponding period in 2013 and $24.0 million in the six months ended June 30, 2014, compared to the corresponding period in 2013, reflecting declines in non-production related expenses incurred at the Paducah GDP.

2014 Outlook Update

USEC is going through a period of transition during 2014 and we are:

•
Taking steps to strengthen our financial structure by addressing balance sheet issues through a Chapter 11 filing with the U.S. Bankruptcy Court so that we can emerge as a stronger sponsor of the American Centrifuge project;

•	Executing our contract with ORNL to continue research, development and demonstration of the American Centrifuge technology through the ACTDO Agreement;

•	Completing the transition of the Paducah site, and appropriately reducing the size of our corporate organization; and

•	Preparing our financial statements to reflect changing the historical book basis of the assets and liabilities of the Company to a new basis of accounting upon emergence from Chapter 11.

Given these transitions and the uncertain and incremental nature of federal funding for work under the ACTDO Agreement, our guidance for USEC financial results and metrics for 2014 will continue to be limited.

In 2013, uranium enrichment ceased at the Paducah plant and the 20-year Megatons to Megawatts program successfully concluded. During a five-year period from 2008 to 2012, our average sales volume was approximately 11 million SWU annually. In 2013, our sales volume declined to a level that was approximately 70% from that average. In 2014, we expect our sales volume to decline to a level that is approximately 30% of that historic average with our sources of supply consisting of LEU from existing inventory, purchases from Russia under the Russian Supply Agreement and other potential supplies. We expect our sales volume going forward to be at levels consistent with our reduced sources of supply. Our cash balance at September 30, 2014, is expected to be greater than $50 million, and we expect to end 2014 with a cash balance greater than $150 million.

Liquidity and Capital Resources

We ended the second quarter of 2014 with a consolidated cash balance of $123.3 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on a number of factors, including (i) our operations, including the cost of our restructuring (ii) the level of expenditures and government funding for the American Centrifuge project, including the continuation of work under the ACTDO Agreement, including election of the option periods and continued government funding, costs for the American Centrifuge program for scopes not included in the ACTDO Agreement, and the demobilization or termination costs resulting from the limited demobilization of the program areas not being continued under the reduced scope; (iii) the amount and timing of transition expenses for the Paducah GDP and completion of the transition in our expected timeframe; and (iv) our ability to obtain confirmation and effectiveness in our expected timeframe of our proposed Plan of Reorganization to restructure our $530.0 million of convertible senior notes that mature on October 1, 2014, all of which affect our liquidity.

On March 5, 2014 (the "Petition Date"), USEC Inc. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The bankruptcy filing was a "pre-arranged" petition which included the filing of our proposed Plan of Reorganization (the "Proposed Plan") which is supported by certain holders of the claims and interests impaired under the reorganization plan. USEC Inc.'s subsidiaries were not part of the bankruptcy filing. USEC Inc. has continued to operate its business as "debtor-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

USEC Inc. received approval from the Bankruptcy Court to enter into a debtor-in-possession credit facility (the "DIP Facility"). This $50 million revolving credit facility has been provided by United States Enrichment Corporation ("Enrichment"), USEC Inc.’s subsidiary. It accrues interest at an annual rate of 10.5% and is secured by substantially all of USEC Inc.’s assets. Initially, the DIP Facility required mandatory prepayments from USEC Inc. when cost-sharing reimbursements for research, development and demonstration work performed under the Cooperative Agreement had been received from DOE. On May 29, 2014, USEC received approval from the Bankruptcy Court to enter into an Amended and Restated Credit Facility which would modify the DIP Facility (the “Amended DIP Facility”). The Amended DIP Facility reflects the transition of the American Centrifuge program from the Cooperative Agreement to the ACTDO Agreement. The Amended DIP Facility requires mandatory prepayments from USEC when milestone payments under the ACTDO Agreement have been received from DOE.

The Amended DIP Facility sets the maturity date of the Amended and Restated Credit Agreement to the earlier of the effective date of the reorganization plan or September 30, 2014, and is expected to be repaid in full with a draw on the Exit Facility described below. Borrowings must be consistent with a budget satisfactory to Enrichment. USEC Inc. is also required to manage its cash flows pursuant to this budget on a weekly basis with a limitation on variance from the budget. Enrichment’s obligations to make funds available include certain conditions precedent such as days certain to commence a solicitation of acceptance of a reorganization plan and obtain confirmation, USEC shall not have demobilized all or substantially all American Centrifuge activities, and DOE shall not have suspended or terminated the American Centrifuge research, development and demonstration program under the ACTDO Agreement or associated funding. Events of default include termination of any of the Plan Support Agreements prior to confirmation of a Plan, USEC Inc. filing a plan that has not been consented to by Enrichment, as well as other events of default common to such facilities. As of June 25, 2014, USEC entered into a first amendment to the Amended DIP Facility to provide for an extension of the maturity date to the earlier of the Effective Date or October 15, 2014. It also amended the conditions precedent to funding to provide for an extension of the time to commence solicitation of acceptances of the Proposed Plan to August 15, 2014 and the deadline to obtain confirmation to September 30, 2014. In the six months ended June 30, 2014, USEC Inc. has borrowed $42.3 million and repaid $30.8 million under the DIP Facility.

The transition from the Cooperative Agreement to the ACTDO Agreement reduced the scope of the Company’s development activities. To ensure its continued activities are in line with the reduction in funding under the ACTDO Agreement, USEC Inc. obtained Bankruptcy Court permission on June 9, 2014 to commence a limited demobilization (the “Limited Demobilization Motion”). Under the Limited Demobilization Motion, the Company ceased activities related to engineering, procurement and construction; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. In conjunction with this Limited Demobilization, USEC also obtained Bankruptcy Court authority to sell through an auction process certain assets not covered by the sale procedures under the Limited Demobilization Motion (the “Auction Motion”). Additionally, on June 27, 2014, USEC signed an agreement with The Babcock & Wilcox Company and Babcock & Wilcox Technical Services Group, Inc. to resolve certain issues connected with the Limited Demobilization of certain American Centrifuge project activities. The Settlement Agreement does not impact the Plan Support Agreement entered into by B&W.

On July 7, 2014, the Bankruptcy Court approved USEC Inc.’s Disclosure Statement describing the Proposed Plan, finding that it contained adequate information. USEC has since solicited the Noteholders and Preferred Investors to vote for the Proposed Plan, and the deadline for voting was August 11, 2014. Voting results are being certified and will be filed with the Bankruptcy Court in advance of a confirmation hearing that is scheduled for September 5, 2014. The deadline for parties in interest to object to the Proposed Plan is August 22, 2014.

In order for USEC Inc. to emerge successfully from Chapter 11, USEC Inc. must obtain the Bankruptcy Court’s approval of the Proposed Plan at the confirmation hearing on September 5. Confirmation of the proposed reorganization plan will enable the Company to transition from Chapter 11 into ordinary course operations outside of bankruptcy. In connection with the proposed reorganization plan, USEC Inc. expects to enter into a new credit facility (the "Exit Facility") with Enrichment. USEC Inc.’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the bankruptcy filing including issues relating to continued U.S. government funding for the American Centrifuge technology and issues relating to demobilization costs and potential contract termination liabilities resulting from the reduced scope of work of the American Centrifuge research, development and demonstration program under the ACTDO Agreement with ORNL. The proposed reorganization plan determines the rights and satisfaction of claims of various creditors and security holders, and is subject to the ultimate outcome of events, negotiations and Bankruptcy Court decisions ongoing through the date on which the proposed reorganization plan is confirmed.

Except for receipt of payments related to work performed under the ACTDO Agreement, USEC Inc. has no revenue-generating operations, and all other revenue-generating operations are conducted at the subsidiary level. Although USEC Inc. has been a borrower under a third-party credit facility, that facility, as to which Enrichment was also a borrower and pledger of collateral, terminated in September 2013. Since that time, USEC Inc.’s only source of funding of American Centrifuge activities and general corporate expenses has been Enrichment. In addition, we obtained funds from DOE for the Cooperative Agreement, which had a cost-sharing arrangement of 80% from DOE and 20% from USEC Inc. DOE’s share was paid only to reimburse us for incurred costs, so USEC Inc. initially funded 100% of the costs for work performed under the Cooperative Agreement. We have satisfied this funding obligation, including the 20% share of costs, through the funding obtained from Enrichment. Although a wholly owned subsidiary of USEC Inc., Enrichment has a separate board of directors (the "Enrichment Board") and its own set of creditors. Thus, the ability of USEC Inc. to obtain funding and other support from Enrichment is dependent on a determination by the Enrichment Board that such funding is in the interest of Enrichment. Although the Enrichment Board has authorized Enrichment to provide such funding during and after the bankruptcy proceeding and to provide a guarantee with respect to the New Notes to be issued under the proposed reorganization plan, such current and future funding and support are conditional and dependent on Enrichment’s own financial condition and interests of its stakeholders. Enrichment may terminate the current DIP Facility or withdraw its support of the proposed reorganization plan which could have a material adverse effect on USEC Inc.’s liquidity, business and prospects.

The bankruptcy filing is intended to strengthen our balance sheet, enhance our ability to sponsor the American Centrifuge project and improve our long-term business opportunities. We have an agreement on the terms of a financial restructuring plan with the holders of more than 66% of the principal amount of our convertible senior notes. Under the terms of the proposed reorganization plan, USEC Inc. will replace the $530 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We also have an agreement with B&W and Toshiba to restructure their convertible preferred stock.

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

Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU. Consistent with prior years, our payments to Russia for SWU in the first quarter of 2014 exceeded our cash receipts from customers. This had the potential of placing pressure on our liquidity until deliveries to customers under our backlog occur later in the year. We have worked with customers to modify delivery schedules to provide sufficient liquidity and working capital for our operating needs. However, the timing of customer deliveries could continue to create risks to our liquidity.

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. However, due to the supply/demand imbalance in the nuclear fuel market, and the transition in sources of enrichment from production at the Paducah GDP and Megatons to Megawatts program, we have not added significant new sales since 2012 to offset reductions in backlog resulting from deliveries. In 2014, we expect our sales volume to decline to a level that is approximately 30% of our historic average with our sources of supply consisting of LEU from existing inventory, purchases from Russia under the Russian Supply Agreement and other potential supplies. We expect our sales volume going forward to be at levels consistent with our reduced sources of supply.

In June 2014, we signed the Framework Agreement with DOE and are actively taking steps to transfer the Paducah GDP back to DOE. Uncertainties regarding transition costs are as described above under “LEU Segment - Paducah GDP Transition.” As described below under “Defined Benefit Plan Funding,” we are in discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding the impact of our de-lease of the former Portsmouth GDP and future de-lease of the Paducah GDP and related transition of employees on our defined benefit plan funding obligations.

Our opportunities to make new sales are also moderated by the uncertainty about the future prospects for commercial production at the ACP. The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. At current market prices, we do not believe that our previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, market conditions are expected to improve. We continue to take steps to maintain our options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of our LEU business.

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. On July 31, 2014, ORNL exercised its option to extend the period of performance for the ACTDO Agreement by an additional six months to March 31, 2015, which increased the price of the contract from approximately $33.7 million to approximately $75.3 million. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 31, 2014 and approximately $6.9 million thereafter. Funds currently allotted to the ACTDO Agreement are expected to cover the work to be performed through August 31, 2014. The agreement also provides ORNL with one additional option to extend the agreement by six months to September 30, 2015. The option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total price of the contract including options is approximately $117 million.

The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the Cooperative Agreement over the past two years. We have been working with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization. The costs associated with our limited demobilization activities include costs related to securing classified and export controlled information and intellectual property, preparation to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transportation and handling costs to consolidate selected materials and equipment that may be necessary for future deployment, and any necessary settlement costs associated with the wind down of supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also preserve our ability to remobilize certain project activities effectively at a future date for either commercial deployment or for national security purposes. This limited demobilization process will continue throughout 2014, and we currently estimate these costs to be less than $20 million in the second half of 2014 depending on contractual settlements with suppliers and timely resolution of these activities. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our operations. Our actual costs and exposure could be greater than these estimates. USEC Inc. plans to provide the funds necessary for the demobilization through borrowings from Enrichment, our subsidiary, under the DIP Facility or Exit Facility. Our ability to pay such costs is subject to continued funding of the Company by Enrichment, our debtor-in-possession lender in the Company’s bankruptcy, and to liquidity limitations. Increases from our estimates of these demobilization costs could have a material adverse effect on our liquidity, business and prospects and could delay or otherwise adversely impact our ability to proceed with the proposed plan of reorganization.

The American Centrifuge project also may be subject to further demobilization, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business. A decision to demobilize or terminate the project would result in severance costs, contractual commitments, contractual termination penalties and other related costs which would impose additional demands on our liquidity. In addition, actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. Additional information is provided in our 2013 Annual Report on Form 10-K, Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant" and Item 1A, "Risk Factors", and Part II, Item 1A, "Risk Factors" of this report.

The prospects for any commercial deployment of the American Centrifuge technology are likely delayed for several years until the current oversupply of enriched uranium has been absorbed and market price indicators have improved, providing the basis for capital investment. Commercial deployment will also require a substantial amount of capital. However, in order to successfully raise this capital, we need to develop a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which is not supported by current market conditions without additional government support.

The change in cash and cash equivalents from our consolidated condensed statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2014	2013
Net Cash (Used in) Operating Activities	$(193.4)	$(48.8)
Net Cash Provided by Investing Activities	2.6	36.1
Net Cash (Used in) Financing Activities	(0.1)	(85.5)
Net (Decrease) in Cash and Cash Equivalents	$(190.9)	$(98.2)

Operating Activities

Payment of the Russian Contract payables balance of $340.7 million, due to the timing of deliveries, was a significant use of cash flow in the six months ended June 30, 2014, as was the net reduction in accounts payable and accrued liabilities by $34.8 million due to reduced operational activity. The net loss of $78.8 million in the six months ended June 30, 2014, net of non-cash charges including depreciation and amortization, was a use of cash flow. Monetization of inventory purchased or produced in prior periods provided cash flow in the six-month period as inventories declined $127.7 million and accounts receivable declined $137.9 million without offsetting increased sales.

In the six months ended June 30, 2013, the net reduction in the Russian Contract payables balance of $32.5 million, due to the timing of deliveries, was a use of cash flow, partially offset with decreases in our net inventory balances of $24.0 million primarily from the timing of sales. The net loss of $42.9 million in the six-month period, net of non-cash charges including depreciation and amortization, was a use of cash flow.

Investing Activities

There were no capital expenditures in the six months ended June 30, 2014 or the corresponding period in 2013. Cash proceeds on the sale of NAC of $43.2 million were received in the six months ended June 30, 2013.

Financing Activities

In the six months ended June 30, 2013, payments on the credit facility term loan, including the repayment of the term loan in connection with the March 2013 credit facility amendment, totaled $83.2 million.

There were 5.0 million shares of common stock outstanding at June 30, 2014 and December 31, 2013.

Working Capital (Deficit)

	June 30, 2014	December 31, 2013
	(millions)
Cash and cash equivalents	$123.3	$314.2
Accounts receivable, net	29.7	163.0
Inventories, net	340.2	467.9
Convertible preferred stock	—	(113.9)
Convertible senior notes, current	—	(530.0)
Liabilities subject to compromise	(658.2)	—
Other current assets and liabilities, net	(77.3)	(463.9)
Working capital (deficit)	$(242.3)	$(162.7)

Defined Benefit Plan Funding

We expect to contribute $28.7 million to the defined benefit pension plans in 2014, including $26.5 million of required contributions under ERISA and $2.2 million to non-qualified plans. We have contributed $13.1 million in the six months ended June 30, 2014. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2014. We receive federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

In addition, we have been in discussions with the PBGC regarding the impact of our de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011. We have also been in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer's employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state.  Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. The PBGC could also elect not to require any further action by the employer.

The PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. We have informed the PBGC that we do not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of the PBGC's preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, we have not reached a resolution with the PBGC and we have no assurance that the PBGC will agree with us or will not pursue a requirement for us to accelerate funding or take other actions to provide security.

The PBGC had also previously informally advised us that the Paducah de-lease would be a cessation of operations when the 20% employee separation threshold is met and would also trigger liability under ERISA Section 4062(e). We informed the PBGC that while we do not believe that an ERISA Section 4062(e) event has occurred at Paducah, the 20% reduction to the active plan participants threshold was reached at Paducah in April 2014. Given the significant number of workforce reductions at Paducah, the amount of any potential ERISA Section 4062(e) liability related to the Paducah transition could be greater than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth site transition of approximately $130 million. In addition, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with the transition of the Paducah and Portsmouth GDPs, creates potential liabilities under ERISA Section 4062(e).

Recently the PBGC has announced a moratorium, until the end of 2014, on the enforcement of ERISA Section 4062(e) cases. It is unclear what if any impact this may have with respect to the PBGC’s actions with respect to the Company. Regardless of the moratorium on enforcement actions under ERISA Section 4062(e), the PBGC has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with USEC’s qualified defined benefit pension plans. These authorities include, but are not limited to, requiring involuntary termination of underfunded plans and seeking liens or additional funding.

Capital Structure and Financial Resources

At June 30, 2014, our debt consisted of $530.0 million in 3.0% convertible senior notes due October 1, 2014. The convertible notes are unsecured obligations and rank on a parity with all of our other unsecured and unsubordinated indebtedness. In connection with our bankruptcy filing, we have an agreement on the terms of a financial restructuring plan with the holders of more than 66% of the principal amount of our convertible senior notes. Under the terms of the proposed plan of reorganization, we will replace the $530.0 million of convertible senior notes that are scheduled to mature in October 2014 with new debt and equity. We also have an agreement with Toshiba and B&W, our convertible preferred stockholders, to restructure their preferred convertible equity investment. USEC Inc.'s bankruptcy filing was a “pre-arranged” petition which included the filing of a proposed plan of reorganization which is supported by certain holders of the claims and interests impaired under the proposed plan of reorganization, consisting of the convertible senior notes and the convertible preferred stock. Additional details are provided in Note 2 of the notes to the consolidated condensed financial statements.

In May 2010, Toshiba and B&W signed a securities purchase agreement to make a $200 million investment in USEC. Under the terms of the agreement, Toshiba and B&W each agreed to invest $100 million in USEC over three phases, each of which is subject to specific closing conditions.  Closing for the first phase occurred in September 2010 and USEC received $75 million. Subsequent closings for the second and third phases are subject to certain conditions, including securing a $2 billion loan guarantee from DOE. At the September 2010 closing, Toshiba and B&W purchased 75,000 shares of Series B-1 12.75% convertible preferred stock, and warrants to purchase 250,000 shares of common stock (adjusted for 1-for-25 reverse stock split) at an exercise price of $187.50 per share, which will be exercisable in the future. As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. Based on our net losses and stockholders’ deficit, our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through January 1, 2014 and the aggregate arrearage is $28.0 million. In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of June 30, 2014, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $113.9 million. Dividends were not declared on April 1, 2014 or accrued since the Petition Date since no additional consideration or exchange value is provided to the convertible preferred stockholders for post-petition dividend accrual based on our proposed plan of reorganization under our bankruptcy filing.

Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Letters of credit of $1.6 million as of June 30, 2014 remain outstanding until their maturity.

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

In addition, the NYSE can at any time suspend trading in a security and delist the stock if it deems it necessary for the protection of investors.  The NYSE can take accelerated de-listing action if our common stock trades at levels viewed to be “abnormally low” over a sustained period of time.  We would also be subject to immediate suspension and de-listing from the NYSE if our average market capitalization is less than $15 million over a consecutive 30 trading-day period. In July 2013 and June 2014, our market capitalization fell below $15 million for several days. Even if we meet the numerical listing standards above, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems it appropriate and will consider factors such as unsatisfactory financial conditions and/or operating results or inability to meet debt obligations or adequately finance operations.

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

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2013 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2014 or December 31, 2013.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the consolidated condensed financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2014, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments. Our convertible preferred stock can be converted or sold at the holder’s option and is classified as a current liability at the redemption value. The balance sheet carrying value of our convertible preferred stock at June 30, 2014, including accrued paid-in-kind dividends, was equal to the redemption value of $1,000 per share or $113.9 million. The convertible preferred stock and accrued dividends payable-in-kind would be exchanged for new common stock and $40.38 million of new notes under the terms of our proposed reorganization.

We have not entered into financial instruments for trading purposes. At June 30, 2014, our debt consisted of the 3.0% convertible senior notes with a balance sheet carrying value, excluding accrued interest, of $530.0 million. The fair value of the convertible notes based on the trading price as of June 30, 2014, was $132.5 million. As detailed in Note 2 in the notes to the condensed consolidated financial statements, the convertible senior notes would be exchanged for new common stock, cash for accrued and unpaid interest, and $200 million of new notes under the terms of our proposed reorganization.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 30, 2013, USEC filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for three claims totaling $38.0 million.  The claims all relate to work USEC performed under contract with DOE during the period 2003 through 2011.  The claims for payment were denied by the DOE contracting officer under the Contract Disputes Act.  The claims include (1) a claim for $11.2 million for periods through December 31, 2009 that was denied by the DOE contracting officer by letter dated June 1, 2012, (2) a claim for $9.0 million for the year ended December 31, 2010 that was denied by the DOE contracting officer by letter dated August 15, 2012, and (3) a claim for $17.8 million for the year ended December 31, 2011 that was denied by the DOE contracting officer by letter dated August 15, 2012.  USEC believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. During the second quarter of 2014, DOE paid approximately $4.7 million related to these claims. In July 2014, DOE paid an additional $1.4 million. On July 28, 2014 the court dismissed certain claims related to damages resulting from subcontracts with DOE contractors amounting to approximately $3.8 million on a jurisdictional basis. USEC may pursue those claims separately against the DOE contractors. Further, on August 8, 2014, USEC filed an amended complaint which provided for the dismissal of counts related to the failure of DOE to establish provisional billing rates for CY 2003 through CY 2005. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contract Services Segment - Contract Services Receivables.”

On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware case number 14-10475. The Bankruptcy Filing was a “pre-arranged” petition which included the filing of a proposed Plan of Reorganization which is supported by certain holders of the claims and interests impaired under the proposed plan. USEC Inc.’s subsidiaries, including United States Enrichment Corporation, which is USEC Inc.'s primary operating subsidiary, were not part of the Bankruptcy Filing. USEC Inc. will continue to operate its business as “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. USEC Inc.’s subsidiaries will continue to operate in the ordinary course of business. For additional information, refer to Note 2 of the notes to the consolidated condensed financial statements.

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

The period of performance under and funding for the RD&D cooperative agreement with the U.S. Department of Energy (“DOE”) ended on April 30, 2014, and on May 1, 2014, USEC signed an agreement with UT-Battelle, LLC (“UT-Battelle”), as operator of ORNL, for continued research, development and demonstration ("RD&D") of the American Centrifuge technology in furtherance of DOE’s national security objectives (the “ACTDO Agreement”). The scope of work under the ACTDO Agreement includes continuation of cascade operations at our Piketon, Ohio facility, testing at the K-1600 test facility in Oak Ridge, Tennessee, and core American Centrifuge research and technology activities; and the furnishing of related reports to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by us under the RD&D cooperative agreement. On a dollar basis per month, the scope of work under the ACTDO Agreement is about 60% of the scope of work performed under the cooperative agreement. The resulting reduced scope of work does not include activities related to engineering, procurement and construction; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. We have been working with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization. The costs associated with our limited demobilization activities include costs related to securing classified and export controlled information and intellectual property, preparation to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transportation and handling costs to consolidate selected materials and equipment that may be necessary for future deployment, and any necessary settlement costs associated with the wind down of supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also preserve our ability to remobilize certain project activities effectively at a future date for either commercial deployment or for national security purposes. This limited demobilization process will continue throughout 2014, and we currently estimate these costs to be less than $20 million in the second half of 2014 depending on contractual settlements with suppliers and timely resolution of these activities. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our operations. Our actual costs and exposure could be greater than these estimates. USEC Inc. plans to provide the funds necessary for the demobilization through borrowings from its subsidiary the United States Enrichment Corporation (“Enrichment”) under the DIP Facility or Exit Facility. Our ability to pay such costs is subject to continued funding of the Company by Enrichment, our debtor-in-possession lender in the Company’s bankruptcy, and to liquidity limitations. Increases from our estimates of these demobilization costs could have a material adverse effect on our liquidity, business and prospects and could delay or otherwise adversely impact our ability to proceed with the proposed plan of reorganization.

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. On July 31, 2014, ORNL exercised its option to extend the period of performance for the ACTDO Agreement by an additional six months to March 31, 2015 and increases the total price from approximately $33.7 million to approximately $75.3 million. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 31, 2014 and approximately $6.9 million thereafter. Funds currently allotted to the ACTDO Agreement are expected to cover the work to be performed through August

31, 2014. The agreement also provides ORNL with one additional option to extend the agreement by six months to September 30, 2015. The option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total price of the contract including options is approximately $117 million. We could incur cost overruns if the costs we incur for the work required to be performed under the ACTDO Agreement exceed the firm fixed funding provided thereunder, which cost overruns could adversely impact our liquidity.

As with the RD&D cooperative agreement, the ACTDO Agreement is incrementally funded. Funds currently allotted to the ACTDO Agreement are expected to cover the work to be performed through August 31, 2014, but we do not currently have any funding in place for the American Centrifuge project beyond that date. Funding for activities under the prior cooperative agreement with DOE and the activities under the ACTDO Agreement was included in the omnibus appropriations bill for government fiscal year 2014 passed by Congress and signed by the President in January 2014. This bill appropriated $62 million for such activities, of which approximately $52.3 million had been provided under the prior cooperative agreement. The omnibus appropriations bill also provides DOE with authority to transfer up to an additional $56.65 million of funding within DOE’s National Nuclear Security Administration appropriations to further the RD&D of national nuclear security-related enrichment technology subject to certain notification and approval conditions. On June 24, 2014, DOE notified Congress of the transfer or reprogramming of an additional $2.9 million from nonproliferation funds to maintain the American Centrifuge technology and proposed the reprogramming of $30 million of Weapons Activities funds to sustain the work into government fiscal year 2015. USEC understands that such reprogrammings have been approved and that if alloted to the ACTDO Agreement are expected to fund the program into government fiscal year 2015. Notwithstanding the foregoing, USEC has no assurance that such funding will be made available on time or at all. Additional funding will be needed to maintain the program through government fiscal year 2015. While the Administration’s budget for government fiscal year 2015 did not include funding for the American Centrifuge technology, the House Committee on Appropriations and the Senate Appropriations Subcommittee on Energy and Water Development have included $96 million and $110 million of funding respectively in their government fiscal year 2015 appropriations bills to maintain domestic centrifuge uranium enrichment technology that can be used to continue funding of the ACTDO Agreement. Appropriations for government fiscal year 2015 will require further action from both Congress and the President which may take the form of one or more continuing resolutions. While USEC expects that such continuing resolutions or appropriations bills or a combination thereof will provide sufficient funding to maintain the program through government fiscal year 2015, USEC has no assurance that such funding will be made available. Further, a lack of additional funding could limit UT-Battelle’s ability to exercise the remaining option period. If additional government funding is not provided during the term of the ACTDO Agreement, including for any option periods, or upon completion of such agreement, USEC could further demobilize or terminate the American Centrifuge project, which would result in severance costs, contractual commitments, contractual termination penalties and other related costs that would impose additional demands, which could be significant, on its liquidity and could affect the bankruptcy filing. Further, the Plan Support Agreements, which have been assumed in the bankruptcy proceeding, provide the Majority Consenting Noteholders and Preferred Stockholders with the right to terminate those agreements in the event DOE terminates or suspends its 80% cost-share funding of or if there is a termination, suspension or material delay in completion of the RD&D Program for the American Centrifuge technology or a successor program. Such actions may have a material adverse impact on USEC’s ability to deploy the American Centrifuge technology, on its liquidity, on the long-term viability of its LEU business, and could delay or impact its ability to obtain confirmation of its proposed Plan of Reorganization (the “Proposed Plan”), and to emerge from bankruptcy.

The cessation of enrichment at the Paducah Plant could have a material adverse effect on the Company’s business and prospects.
On June 17, 2014, USEC signed the Framework Agreement with DOE establishing a framework for the orderly de-lease and return of the Paducah Plant in accordance with the GDP Lease. The Framework Agreement provides for the de-lease and return of the leased areas at the Paducah Plant on October 1, 2014 conditioned upon: (i) DOE’s new deactivation contractor at Paducah completing mobilization and being ready to take control of the entire leased areas, including the ability to safely and securely manage the leased areas following their return to DOE; (ii)

sufficient funding being appropriated for the deactivation contractor and DOE to perform activities necessary to enable DOE to accept the leased areas in accordance with applicable laws and regulations; and (iii) USEC complying with the agreed to plan to meet the Paducah lease turnover requirements at the Paducah Plant. To the extent these conditions have not been satisfied by October 1, the return of the leased areas will be completed as quickly as possible after October 1, 2014, on a date mutually agreed to by DOE and USEC. Under the terms of the Framework Agreement, USEC has agreed to complete certain activities to accomplish the turnover of leased areas in accordance with the Paducah lease and DOE has agreed to accept such areas and certain agreed to materials and other personal property in accordance with the Paducah lease. The Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge project remain unaffected by the Framework Agreement, the de-lease of areas at the Paducah Plant, or the termination of the Paducah lease with respect to the Paducah Plant. Failure to achieve the de-lease of the Paducah Plant on October 1, 2014 would result in increased costs and negatively impact USEC’s results of operations.

Under the Paducah Plant lease, USEC has no obligation for decontamination and decommissioning of the Paducah Plant. Nevertheless, USEC could incur significant costs in connection with the Paducah Plant transition that could put demands on USEC’s liquidity and negatively impact the results of operations, including:

•
Lease Turnover Costs. USEC expects to incur significant costs in connection with the return of leased facilities to DOE. Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, were approximately $103 million in 2013 and $36 million in the six months ended June 30, 2014. Following the cessation of enrichment at the Paducah Plant, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales, including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure. As of June 30, 2014, USEC had accrued current liabilities for lease turnover costs related to the Paducah Plant totaling approximately $7 million. Lease turnover costs are costs incurred in returning the Paducah Plant to DOE in accordance with the lease, including removing nuclear material and removing lessee-generated waste. The actual lease turnover costs could be greater than anticipated, which could result in additional demands on USEC’s liquidity and could negatively impact its results of operations.

•
Severance Costs. USEC has already incurred and expects to incur additional significant severance costs in connection with ceasing enrichment at the Paducah Plant. Further layoffs are expected in stages through 2014, including at other locations, depending on business needs to manage inventory, fulfill customer orders, meet regulatory requirements and transition the site back to DOE in a safe and orderly manner. USEC estimates that it could make total employee-related severance payments related to the Paducah Plant workers remaining after July 1, 2014 of approximately $14 million in the event of a full termination of activities at the site without a transfer of employees to another employer.

•
Pension and Postretirement Benefit Costs. USEC has engaged in discussions with the PBGC regarding the cessation of enrichment at the Paducah Plant and related transition of employees including reductions in force. Actions the PBGC may take with respect to USEC’s defined benefit plans as a result of the Paducah Plant transition or otherwise could have a significant impact on USEC’s liquidity.

•
Other Transition Costs. Since the cessation of uranium enrichment at the Paducah GDP at the end of May 2013, USEC has continued limited operations at the site in order to manage inventory, continue to meet customer orders and to meet the turnover requirements of its lease with DOE. USEC has completed repackaging and transferring its inventory to off-site NRC-licensed locations to meet future customer orders. Under the Framework Agreement, USEC has agreed to return the leased areas to DOE on October 1, 2014. The return of the areas to DOE is subject to conditions as described above. In the event such conditions are not met and the return of leased areas is delayed, USEC would incur additional costs. Disputes could also arise regarding the requirements of the lease and responsibility for associated turnover costs.

•
Inventory Relocation and Management. In preparation for the return of the Paducah Plant to DOE, USEC has moved the uranium inventories held at the Paducah Plant to other licensed commercial nuclear facilities. USEC expects to manage this inventory under agreements with the operators of the facilities, and will depend on these operators to provide essential services to USEC, including receiving, managing, protecting, and delivering these inventories as needed, and in some cases, transferring inventories into cylinders that are suitable for transportation and delivery to other processors. All services are provided at USEC’s cost and USEC is dependent upon the performance of these services in a timely manner. In addition, USEC may need to bear the cost and risk of further transportation of all or part of the inventory from these facilities to other facilities where it can be made available in the future to customers to whom USEC is obligated to supply the material. These costs and risks are different and potentially greater than the past costs and risks associated with inventory management at the Paducah Plant.

The cessation of enrichment at the Paducah Plant could also have significant impacts on USEC’s existing business, including:

•
There will be a transition period of at least several years until USEC will have further clarity regarding its commercialization plans for the American Centrifuge Plant. During this period, USEC will no longer be enriching uranium but making sales from its existing inventory, from its future purchases under the Russian Supply Agreement and from other potential supplies. The Company has an objective of minimizing the period of transition until it has a new source of domestic U.S. enrichment production. However, there is currently no definitive timeline for the American Centrifuge Plant deployment to provide this source of production and the economics of the American Centrifuge project and the Russian Supply Agreement are severely challenged as a result of current enrichment market conditions. Absent a definitive timeline for deployment of the American Centrifuge Plant, efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options could be adversely affected by this lack of certainty in timing and could threaten USEC’s overall viability.

•
The cessation of enrichment at the Paducah Plant could adversely affect USEC’s relationships with a variety of stakeholders, including customers. Customers could ask USEC to provide adequate assurances of performance under existing contracts that could adversely affect its business. Customers may also not be willing to modify existing contracts, some of which must be revised to permit acceptance of LEU from anticipated supply sources during the transition period. The cessation of enrichment at the Paducah Plant could also adversely affect the Company’s ability to enter into new contracts with customers, including its ability to contract for the output of the American Centrifuge Plant and for the material purchased under the Russian Supply Agreement.

All of these factors could have a significant adverse effect on USEC’s results of operations and financial condition, and correspondingly on USEC’s ability to achieve its strategic initiatives.

Future government support and funding for the American Centrifuge program following the current contract with ORNL is uncertain, as is our continued role in a government program.

DOE instructed UT-Battelle, the management and operating contractor for ORNL, to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL and USEC entered into the ACTDO Agreement. However, the scope of and our role in a program after completion of the current ACTDO Agreement with ORNL are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond the current subcontract or beyond the current funding available for that subcontract. There is no assurance regarding what option, if any, DOE will pursue to maintain a domestic enrichment capability, regarding the timing of a DOE decision, or as to the scope, schedule, cost and funding of such option and whether Congress will support and fund such option. Despite the technical progress that has been made to confirm the technical readiness of the American Centrifuge technology for deployment, if additional funding is not in place to continue the American Centrifuge project, if Enrichment discontinues its funding of the Company, if DOE determines not to continue the program or our role in the program is discontinued, or if we determine there is no longer a viable path to commercialization of the American Centrifuge project, we could further demobilize or terminate the project. See the Risk Factor “USEC could further demobilize or terminate the American Centrifuge project in the future, which could have a material adverse effect on our liquidity, business and prospects.”

USEC could further demobilize or terminate the American Centrifuge project in the future, which could have a material adverse effect on its liquidity, business and prospects.

Actions USEC may take with respect to the American Centrifuge project could have significant adverse consequences on its business. Any additional demobilization beyond the Limited Demobilization, or the termination of the American Centrifuge project, could raise doubt about USEC’s long-term viability and could result in actions by third parties that could give rise to events that individually, or in the aggregate, impose significant demands on its liquidity. For example, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah Plant, create potential liabilities under the Employee Retirement Income Security Act of 1974, as amended. Any additional demobilization or the termination of the American Centrifuge project could also result in actions by vendors, customers, creditors and other third parties in response to USEC’s actions or based on their view of its financial strength and future business prospects. In addition, USEC could incur significant costs in connection with any additional demobilization (beyond the Limited Demobilization) or termination of the American Centrifuge project that could put significant demands on its liquidity. USEC currently estimates that it could incur total employee related severance and benefit costs of approximately $13 million for all American Centrifuge workers in the event of a full demobilization of the project. Depending on the length of the demobilization period, USEC would also incur significant costs related to the execution of the demobilization in addition to the costs described above. USEC’s actual costs could be greater than these estimates. Continued funding to USEC from Enrichment would also be in doubt in this scenario. Further, the Plan Support Agreements provide the Majority Consenting Noteholders and Preferred Stockholders with the right to terminate those agreements in the event there is a termination or suspension or material delay in completion of the RD&D Program. Such actions may have a material adverse impact on USEC’s ability to deploy the American Centrifuge technology, on USEC’s liquidity, on the long-term viability of the LEU business, and could delay or impact USEC’s ability to obtain confirmation of the Proposed Plan and its emergence from bankruptcy.

Actions USEC has taken under the Limited Demobilization or may take in the future to reduce spending on the American Centrifuge project may have adverse consequences on the American Centrifuge project.

As a result of the reduction in DOE funding and scope of work for the American Centrifuge project under the ACTDO Agreement, USEC has undertaken the Limited Demobilization and may need to implement additional spending reductions in the future as discussed above. The Limited Demobilization and any further reductions in spending on the American Centrifuge project has or will:

•
cause USEC to need to suspend or to terminate contracts with suppliers and contractors involved in the American Centrifuge project and make it more difficult to obtain key suppliers for the American Centrifuge Plant and preserve the manufacturing infrastructure developed over the last several years;

•
cause USEC to implement worker layoffs, including the termination of approximately thirty-two (32) workers under the Limited Demobilization, and potentially lose additional key skilled personnel, all of whom have security clearances, which could be difficult to re-hire or replace, and incur severance and other termination costs;

•	delay efforts to reduce the centrifuge machine cost through value engineering; and

•
delay deployment of the American Centrifuge project and increase its overall cost, which could adversely affect the overall economics of the project and USEC’s ability to successfully commercialize the American Centrifuge technology.

Such actions may have a material adverse impact on USEC’s ability to deploy the American Centrifuge technology, on its liquidity, and on the long-term viability of USEC’s LEU business, and could delay or impact USEC’s ability to obtain confirmation of the Proposed Plan and its emergence from bankruptcy.

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

If we proceed with commercialization of the American Centrifuge project, we expect to need at least $4 billion of capital in order to commercially deploy the ACP based on prior estimates of cost and prior schedule of commercial deployment. These estimates of costs and schedule for commercial deployment would need to be revised and would depend on a number of factors, including timing and scope of commercial deployment, the government’s decisions with respect to deployment of a national security train, and remobilization costs, but we would expect the capital needed for commercial deployment would continue to be substantial. While a portion of that capital could include cash generated by the project during startup and additional capital contributions from our operations, the majority of the capital will need to come from third parties. We have applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, and we have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on receiving a DOE loan guarantee. While we have no assurance that those capital sources would be available at the time of commercial deployment, we previously anticipated that under such a financing plan the potential remaining sources for capital could include cash generated by the project during startup, available cash flow from Enrichment’s operations and additional third-party capital. We expect that the additional third-party capital would be raised at the project level, including through the issuance of additional equity participation in the project. We are uncertain regarding the amount of internally generated cash flow from operations that will be available to fund the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah gaseous diffusion plant and potential requirements for internally generated cash flow to satisfy pension and postretirement benefits and other obligations. The amount of capital that we would be able to contribute to the project going forward would also impact our share of the ultimate ownership of the project, which would be reduced as a result of raising equity and other capital to deploy the project. We do not currently have sufficient funds available to invest in the equity of the American Centrifuge project in order to retain a meaningful economic stake in the project to the extent it is commercialized.

In order to successfully raise the necessary capital, we would need to demonstrate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which is not supported by current enrichment market conditions without additional government support. See the Risk Factor in Part I, Item 1A of our Annual Report on Form 10-K, “Current enrichment market conditions are severely challenging the economics of the American Centrifuge project and our ability to finance and proceed with commercialization of the project.” We could also take actions to restructure the American Centrifuge project that could result in changes in our anticipated ownership of or role in the project.

The centrifuge machines and supporting equipment deployed in the American Centrifuge Plant may not meet performance or availability targets over the life of the project.

The target output for the American Centrifuge Plant is based on assumptions regarding performance and availability of centrifuge machines and related equipment and actual performance may be different than expected. Factors that can influence performance include:

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

In particular, work under the ACTDO Agreement includes addressing an issue identified in February 2014, following successful completion of the 60-day commercial demonstration cascade operation test at the end of 2013. While details are classified, failure to resolve this issue would increase maintenance costs over the life of a centrifuge plant that could impact commercial plant economics. As with other matters that USEC has addressed throughout the American Centrifuge technology development program, mitigating actions are being evaluated and implemented and are expected to successfully resolve the issue; however, there is no assurance that the issue will be resolved and will not impact overall plant availability or plant economics.

Failure to achieve targeted performance over the life of the American Centrifuge Plant could affect the overall economics of the American Centrifuge Plant and the ability to finance and successfully deploy the project. This could have a material adverse impact on the Company’s business and prospects.

Failure to obtain DOE consent for the assumption of the 2002 DOE-USEC Agreement and other agreements with USEC or the exercise by DOE of one or more remedies under such agreements may have adverse consequences on the Company.

The 2002 DOE-USEC Agreement requires USEC to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including the following milestones:

•	June 2014 - Commitment to proceed with commercial operation

•	November 2014 - Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year

•	July 2017 - Begin commercial American Centrifuge Plant operations

•	September 2018 - Commercial American Centrifuge Plant annual capacity at 1 million SWU per year

•	September 2020 - Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year

DOE has full remedies under the 2002 DOE-USEC Agreement if USEC fails to meet a milestone that would materially impact its ability to begin commercial operations of the American Centrifuge Plant on schedule, and such delay was within USEC’s control or was due to its fault or negligence or if USEC abandons or constructively abandons the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking USEC’s access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, requiring USEC to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring USEC to reimburse DOE for certain costs associated with the American Centrifuge project.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of USEC occurs that could affect USEC’s ability to meet an American Centrifuge Plant milestone, DOE and USEC will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. DOE has informed USEC that given the current bankruptcy proceeding and market conditions, as well as the expiration of the Cooperative Agreement that, while it is not taking any action at this time, it has reserved its rights under the 2002 DOE-USEC Agreement and other agreements. USEC has notified DOE that it has not meet the June 2014 milestone described above due to events beyond its control and has similarly reserved its rights with respect to such agreements. At the present time, both USEC and DOE have agreed to reserve all of their respective rights under the agreement, and USEC has not requested a determination regarding the delaying event. The parties are in discussion regarding the possible modification of the 2002 DOE- USEC Agreement necessitated by the impact of the continuing disruption in the enrichment market and taking into account the current circumstances including the respective rights, interests, remedies and defenses of the parties. Assumption of the 2002 DOE-USEC Agreement and the other DOE agreements in connection with confirmation of the Proposed Plan requires U.S. government consent, and the parties are also discussing assumption of such agreements with a full reservation of rights, remedies and defenses in the event additional time is required to agree on appropriate modifications.

Contracts with the U.S. Government require the consent of the U.S. Government to be assumed in a bankruptcy proceeding. If USEC is unable to obtain DOE’s timely consent to our assumption of the 2002 DOE-USEC Agreement or other agreements between USEC and DOE including the license agreement for the underlying DOE technology utilized in USEC’s American Centrifuge project, USEC may be unable to obtain confirmation of the Proposed Plan on a timely basis and be forced to operate in bankruptcy for an extended period while it tries to reach agreement with DOE on modifications to such agreements or develop a different reorganization plan that can be confirmed, which would increase both the probability and the magnitude of the adverse effects of the bankruptcy. See the Risk Factor in Part I, Item 1A of our 2013 Annual Report on Form 10-K “USEC Inc. has filed a petition under Chapter 11 of the U.S. Bankruptcy Code (the “Chapter 11 Case”) to restructure its balance sheet which could disrupt our business, adversely affect relationships with key stakeholders, increase expenses and divert management’s attention." Even if successful in gaining DOE’s consent to the assumptions of the 2002 DOE-USEC Agreement and other agreements with USEC, the parties may not be able to reach agreement on appropriate modifications in the future and DOE may seek to exercise remedies under such agreements. Moreover, even if the parties reach agreement on modifications to such agreements, there is no assurance that such modifications will not impose material additional requirements, provide DOE with material additional rights or remedies or otherwise affect the overall economics of the American Centrifuge Plant and the ability to finance and successfully deploy the project. Any of these actions could have a material adverse impact on the Company’s business and prospects.

USEC also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). USEC also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at its expense for commercial purposes (including a right to sublicense), which may be exercised only if USEC misses any of the milestones under the 2002 DOE-USEC Agreement or if USEC (or its affiliate or entity acting through it) is no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology. Such commercial purposes license is subject to payment of an agreed upon royalty to USEC, which shall not exceed $665 million in the aggregate. Any of these actions could have a material adverse impact on USEC’s business and prospects.

The Company’s defined benefit pension plans are underfunded.

USEC maintains qualified defined benefit pension plans that are guaranteed by the PBGC, a wholly owned U.S. government corporation that was created by ERISA. At December 31, 2013, these plans were underfunded (based on generally accepted accounting principles (“GAAP”)) by approximately $123 million.

On September 30, 2011, USEC completed the de-lease of the Portsmouth Plant and transition of employees performing government services work to DOE’s decontamination and decommissioning contractor. USEC notified the PBGC of this occurrence. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state. Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. The PBGC could also elect not to require any further action by the employer. The PBGC has informally advised USEC of its preliminary view that the Portsmouth Plant transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis,” which amount differs from that computed for GAAP purposes) for the Portsmouth Plant transition is approximately $130 million. USEC informed the PBGC that it does not agree with the PBGC’s view that ERISA Section 4062(e) liability was triggered in 2011, and also disputes the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. In addition, USEC believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at the Portsmouth Plant. USEC plans to engage in further discussions with the PBGC, but has not reached a resolution with the PBGC and there is no assurance that a consensual resolution will be reached.

With respect to USEC’s Paducah Plant, which ceased enrichment at the end of May 2013, the PBGC informally advised USEC that the Paducah de-lease would be a cessation of operations when the 20% requirement is met and would also trigger liability under ERISA Section 4062(e). USEC informed the PBGC that while it does not believe that an ERISA Section 4062(e) event has occurred at Paducah, the 20% reduction to the active plan participants threshold was reached at Paducah in April 2014. Given the significant number of employees who were employed at the Paducah Plant prior to the cessation of enrichment, the amount of any potential liability related to the cessation of enrichment or other transition actions at the Paducah Plant could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth Plant transition of approximately $130 million. In the event that ceasing enrichment or other transition actions at Paducah are determined to constitute a cessation of operations that triggers liability under ERISA Section 4062(e), the potential amount of any liability would depend on various factors, including the amount of any underfunding under the affected defined benefit pension plan (also computed based on the plan’s underfunding on a “termination basis”), taking into account plan asset performance and changes in interest rates used to value liabilities, as well as the number of employees who are participants in the affected plan prior to any covered event and the number of such employees who leave the plan as a result of any such event, and whether the pension obligations are transferred to a subsequent employer on the site. USEC would seek to defend against this position based on the facts and circumstances at the time. In light of current demands on USEC’s liquidity and depending on the timing and amount of any requirement to satisfy any such liability, USEC might not have the cash needed to do so, which could have a material adverse effect on its liquidity and prospects.

In addition, despite the technical progress being made by the RD&D Program, USEC could still determine to demobilize the project in the event of lack of funding for the American Centrifuge project or lack of prospects for successful financing and commercialization of the American Centrifuge Plant. The PBGC could take the position that a future decision to demobilize the American Centrifuge project, either alone or taken together with the transition of the Portsmouth Plant and Paducah Plant, could create additional potential liabilities under ERISA Section 4062(e), the amount of which would depend on the various factors described above.

Recently the PBGC has announced a moratorium, until the end of 2014, on the enforcement of ERISA Section 4062(e) cases. It is unclear what if any impact this may have with respect to the PBGC’s actions with respect to the Company. Regardless of the moratorium on enforcement actions under ERISA Section 4062(e), the PBGC has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with USEC’s qualified defined benefit pension plans. These authorities include, but are not limited to, requiring involuntary termination of underfunded plans and seeking liens or additional funding. USEC would also seek to defend against the assertion by the PBGC of any such authorities based on the facts and circumstances at the time. In light of current demands on USEC’s liquidity and depending on the timing and amount of any requirement to satisfy any such liability, USEC might not have the cash needed to do so, which could have a material adverse effect on its respective liquidity and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Second Quarter 2014 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 2014	—	—	—	—
May 2014	10,286	$3.51	—	—
June 2014	—	—	—	—
Total	10,286	$3.51	—	—

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 10,286 shares of common stock surrendered to USEC to pay withholding taxes on shares of restricted stock under the Company’s equity incentive plan.

Item 3. Defaults Upon Senior Securities

As previously reported, on March 5, 2014 (the "Petition Date"), USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware case number 14-10475 and such Bankruptcy Filing constitutes an event of default with respect to the Company’s $530 million aggregate principal amount of convertible senior notes. In addition, the April 1, 2014 interest payment missed due to the Bankruptcy Filing constituted an event of default with respect to such convertible senior notes. The indenture pursuant to which the convertible senior notes were issued provides that as a result of an event of default the principal and interest due thereunder shall be immediately due and payable without notice in the case of the Bankruptcy Filing and by providing written notice in the case of the missed interest payment. USEC Inc. has an agreement on the terms of a financial restructuring plan with the holders (the “Consenting Noteholders”) of more than 66% of the principal amount of its convertible senior notes. The Consenting Holders have agreed to support the proposed plan of reorganization and to take no action contrary to its confirmation and specifically not seek to exercise any remedies under the notes or indenture. Further, any efforts to enforce such payment obligations under the indenture and the convertible senior notes are stayed as a result of the Bankruptcy Filing and the creditors’ rights of enforcement in respect of the notes and indenture are subject to the applicable provisions of the Bankruptcy Code.

As permitted by the certificate of designation of the Series B-1 12.75% convertible preferred stock, par value $1.00 per share, our board of directors has the discretion to declare or not to declare any quarterly dividends for the Series B-1 preferred.  Dividends on the Series B-1 preferred are payable quarterly (on January 1, April 1, July 1 and October 1), at our election, in cash or in additional shares of Series B-1 preferred. Based on our net losses reported for the years ended December 31, 2013, 2012 and 2011 and stockholders’ deficit, our board of directors did not declare dividends on the Series B-1 preferred on the regular quarterly dividend payment dates from January 1, 2012 through January 1, 2014 and the aggregate arrearage is $28.0 million. In accordance with the terms of the certificate of designation for the Series B-1 preferred, dividends not declared are added to the liquidation preference for the Series B-1 preferred.  As of June 30, 2014, there were 85,903 shares of Series B-1 preferred outstanding with an aggregate liquidation preference of $113.9 million. Dividends were not declared on April 1, 2014 or accrued since the Petition Date since no additional consideration or exchange value is provided to the convertible preferred stockholders for post-petition dividend accrual based on our proposed Plan of Reorganization under the Bankruptcy Filing.

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

USEC Inc.

Date:	August 13, 2014	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 017 dated April 1, 2014 to the Cooperative Agreement (the “Cooperative Agreement”) dated June 12, 2012 between the U.S. Department of Energy and USEC Inc. and American Centrifuge Demonstration, LLC concerning the American Centrifuge Cascade Demonstration Test Program, incorporated by reference to Exhibit 10.5 of the Quarterly Report for the period ended March 31, 2014 on Form 10-Q filed on May 15, 2014. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.2
Amendment No. 018 dated April 14, 2014 to the Cooperative Agreement, incorporated by reference to Exhibit 10.6 of the Quarterly Report for the period ended March 31, 2014 on Form 10-Q filed on May 15, 2014. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.3
Plan Support Agreement dated December 13, 2013 between USEC Inc. and certain holders of USEC Inc.’s 3.0% convertible senior notes due October 1, 2014, as amended February 28, 2014, March 3, 2014, and April 16, 2014, incorporated by reference to Exhibit 10.9 of the Quarterly Report for the period ended March 31, 2014 on Form 10-Q filed on May 15, 2014.

10.4
Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014, incorporated by reference to Exhibit 10.10 of the Quarterly Report for the period ended March 31, 2014 on Form 10-Q filed on May 15, 2014.

10.5
Modification 1 dated May 30, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.6	Second Amendment dated June 11, 2014 to Plan Support Agreement dated March 4, 2014 between USEC Inc. and Toshiba America Nuclear Energy Company. (a)

10.7	Framework Agreement on PGDP Turnover, dated June 17, 2014 between the U.S. Department of Energy and the United States Enrichment Corporation. (a)

10.8
Modification 2 dated June 20, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.9	Second Amendment dated June 25, 2014 to Plan Support Agreement dated March 4, 2014 between USEC Inc. and Babcock & Wilcox Investment Company. (a)

10.10
Modification 3 dated June 27, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

101	Consolidated condensed financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2014, furnished in interactive data file (XBRL) format.

(a)	Filed herewith