Form 10-Q
period 2014-09-30
CENTRUS ENERGY CORP
filed 2014-11-14
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)
Two Democracy Center
6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200

USEC Inc.
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐     No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☒    No ☐

As of October 31, 2014, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock issued and outstanding.

This quarterly report on Form 10-Q, including “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, uncertainty of our ability to improve our operating structure, financial results and profitability following emergence from Chapter 11and other risks and uncertainties related to our emergence from Chapter 11 bankruptcy, our new capital structure and the adoption of fresh start accounting including the risk that assumptions and factors used in estimating enterprise value vary significantly from the current estimate calculated in connection with the application of fresh start accounting; risks related to material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations and potential actions the Pension Benefit Guaranty Corporation could pursue with respect to our qualified pension plans in connection with the de-lease of the gaseous diffusion plants at Portsmouth and Paducah or with any demobilization or termination of the American Centrifuge project or otherwise including the involuntary termination of the plans, imposition of liens or requiring additional funding; risks related to the thin trading markets in our securities and risks relating to our ability to maintain the listing of our common stock on the NYSE; risks related to the ongoing transition of our business, including the impact of our ceasing enrichment at and the de-lease and return to the U.S. Department of Energy (“DOE”) of the Paducah gaseous diffusion plant and uncertainty regarding our ability to commercially deploy the American Centrifuge project; uncertainty regarding funding for the American Centrifuge project and the potential for a demobilization or termination of the American Centrifuge project if additional government funding is not provided during the term of the agreement with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory (“ORNL”) for continued research, development and demonstration of the American Centrifuge technology (the “ACTDO Agreement”), including for any option periods, or upon completion of such agreement; risks related to our ability to perform the work required under the ACTDO Agreement at a cost that does not exceed the firm fixed funding provided thereunder; uncertainty regarding the timing and structure of the U.S. government program for maintaining a domestic enrichment capability to meet national security requirements and our role in such a program; the impact of actions we have taken (including as a result of the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior agreement signed with DOE in June 2012 (the "Cooperative Agreement")) or might take in the future to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees and impacts to cost, schedule and the ability to remobilize for commercial deployment of the American Centrifuge Plant; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); the impact of enrichment market conditions, increased project costs and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty regarding our ability to achieve targeted performance over the life of the American Centrifuge Plant which could affect the overall economics of the American Centrifuge Plant; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and/or other financing for the American Centrifuge project or additional government support for the project and the timing and terms thereof; uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, the delay and uncertainty in deployment of the American Centrifuge technology and/or as a result of changes that may be required to such contracts due to our cessation of enrichment at Paducah; the dependency of government funding or other government support for the American Centrifuge project on Congressional appropriations or on actions by DOE or Congress; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of our role as a subcontractor to ORNL or as a result of the need to raise additional capital to finance the project in the future; the potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC agreement, or to require modifications to such agreement that are materially adverse to Centrus Energy Corp.’s interests; changes in U.S. government priorities and the availability of government funding or support, including loan guarantees; risks related to our ability to manage our liquidity without a credit facility; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with a Russian government entity known as Techsnabexport (“TENEX”) and limitations on our ability to import the Russian LEU we buy under the Russian Supply Agreement into the United States and other countries; risks related to actions that may be taken by the U.S. Government, the Russian Government or other governments that could affect our ability or the ability of TENEX to perform under the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; risks related to our ability to sell the LEU we procure under our purchase obligations under the Russian Supply Agreement; risks associated with our reliance on third-part suppliers to provide essential services to us; the decrease or elimination of duties charged on imports of foreign-produced LEU; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by United States Enrichment Corporation under the Contracts Dispute Act; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2013 (“10-K”) and quarterly reports on Form 10-Q. Revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year. For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A entitled “Risk Factors” and the other sections of this report and our 10-K, which are available on our website at www.centrusenergy.com. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this quarterly report on Form 10-Q except as required by law.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	Successor	Predecessor
	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$105.4	$314.2
Accounts receivable	90.0	163.0
Inventories	499.4	967.6
Deferred costs associated with deferred revenue	—	165.5
Other current assets	21.6	21.7
Total current assets	716.4	1,632.0
Property, plant and equipment	3.7	7.9
Deferred income taxes	26.4	—
Deposits for surety bonds	35.9	39.8
Intangible assets	123.5	—
Excess reorganization value	137.2	—
Other long-term assets	20.5	25.8
Total Assets	$1,063.6	$1,705.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$79.5	$114.5
Payables under Russian Contract	47.3	340.7
Deferred income taxes	26.4	—
Inventories owed to customers and suppliers	173.1	499.7
Deferred revenue	0.7	195.9
Convertible senior notes (Predecessor)	—	530.0
Convertible preferred stock (Predecessor), 85,900 shares issued	—	113.9
Total current liabilities	327.0	1,794.7
Long-term debt	240.4	—
Postretirement health and life benefit obligations	211.6	195.0
Pension benefit liabilities	174.1	121.2
Other long-term liabilities	51.2	52.8
Total liabilities	1,004.3	2,163.7
Commitments and contingencies (Note 19)
Stockholders’ Equity (Deficit)
Preferred stock (Predecessor), par value $1.00 per share, 25,000,000 shares authorized, no shares recorded as stockholders’ equity at December 31, 2013	—	—
Common stock (Predecessor), par value $0.10 per share, 25,000,000 shares authorized, 5,211,000 shares issued at December 31, 2013	—	0.5
Preferred stock (Successor), par value $1.00 per share, 20,000,000 shares authorized, none issued at September 30, 2014	—	—
Common stock (Successor), par value $0.10 per share, 100,000,000 shares authorized, 9,000,000 shares issued at September 30, 2014	0.9	—
Excess of capital over par value	58.4	1,216.4
Retained earnings (deficit)	—	(1,520.7)
Treasury stock, no shares at September 30, 2014 and 226,000 shares at December 31, 2013	—	(34.3)
Accumulated other comprehensive loss, net of tax	—	(120.1)
Total stockholders’ equity (deficit)	59.3	(458.2)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,063.6	$1,705.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Separative work units	$97.4	$295.8	$347.5	$853.4
Uranium	—	3.8	—	45.3
Contract services	23.3	4.2	43.0	10.3
Total revenue	120.7	303.8	390.5	909.0
Cost of Sales:
Separative work units and uranium	103.3	330.4	369.4	962.4
Contract services	22.8	3.4	43.9	10.2
Total cost of sales	126.1	333.8	413.3	972.6
Gross profit (loss)	(5.4)	(30.0)	(22.8)	(63.6)
Advanced technology costs	5.3	44.5	56.6	150.0
Selling, general and administrative	10.4	11.2	32.2	36.0
Special charges for workforce reductions and advisory costs	0.1	3.5	2.1	9.6
Other (income)	(4.8)	(35.9)	(39.4)	(124.2)
Operating (loss)	(16.4)	(53.3)	(74.3)	(135.0)
Interest expense	4.7	9.5	14.0	32.1
Interest (income)	(0.1)	—	(0.5)	(0.4)
Reorganization items, net	(440.0)	—	(426.9)	—
Income (loss) from continuing operations before income taxes	419.0	(62.8)	339.1	(166.7)
Provision (benefit) for income taxes	0.1	(18.5)	(1.0)	(57.8)
Income (loss) from continuing operations	418.9	(44.3)	340.1	(108.9)
Income from discontinued operations	—	—	—	21.7
Net income (loss)	$418.9	$(44.3)	$340.1	$(87.2)

Income (loss) per share (Note 18)
Basic income (loss) per share:
Income (loss) from continuing operations	$85.49	$(9.04)	$69.41	$(22.22)
Net income (loss)	$85.49	$(9.04)	$69.41	$(17.79)
Weighted-average number of shares outstanding	4.9	4.9	4.9	4.9
Diluted income (loss) per share:
Income (loss) from continuing operations	$55.51	$(9.04)	$45.93	$(22.22)
Net income (loss)	$55.51	$(9.04)	$45.93	$(17.79)
Weighted-average number of shares outstanding	7.6	4.9	7.6	4.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$418.9	$(44.3)	$340.1	$(87.2)
Other comprehensive income, before tax (Note 20):
Gain arising during the period included in other comprehensive income	—	—	—	138.3
Curtailment (gain) recognized in net income	(2.2)	—	(2.2)	—
Amortization of actuarial (gains) losses, net	0.3	2.6	0.9	15.5
Amortization of prior service costs (credits)	(0.1)	—	(0.3)	0.7
Other comprehensive income (loss), before tax	(2.0)	2.6	(1.6)	154.5
Income tax expense related to items of other comprehensive income	0.1	(1.5)	—	(58.0)
Other comprehensive income (loss), net of tax	(1.9)	1.1	(1.6)	96.5
Elimination of Predecessor Company accumulated other comprehensive loss	121.7	—	121.7	—
Comprehensive income (loss)	$538.7	$(43.2)	$460.2	$9.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Predecessor
	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income (loss)	$340.1	$(87.2)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	4.2	22.8
Non-cash reorganization items	(442.5)	—
Transfers and retirements of machinery and equipment	—	19.3
Convertible preferred stock dividends payable-in-kind	—	9.9
Gain on sales of assets and subsidiary	(5.7)	(35.6)
Inventory valuation adjustments reflecting declines in market price indicators	—	15.0
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	79.0	(23.9)
Inventories, net – (increase) decrease	177.0	(72.7)
Payables under Russian Contract – increase (decrease)	(293.4)	115.0
Deferred revenue, net of deferred costs – increase (decrease)	(9.7)	17.6
Accrued depleted uranium disposition - increase (decrease)	(0.6)	0.3
Accounts payable and other liabilities – (decrease)	(65.8)	(80.4)
Other, net	(2.9)	(4.7)
Net Cash (Used in) Operating Activities	(220.3)	(104.6)

Cash Flows Provided by Investing Activities
Deposits for surety bonds - net (increase) decrease	3.9	(17.5)
Proceeds from sales of assets and subsidiary	8.4	43.2
Net Cash Provided by Investing Activities	12.3	25.7

Cash Flows Used in Financing Activities
Repayment of credit facility term loan	—	(83.2)
Payments for deferred financing costs	(0.7)	(2.2)
Common stock issued (purchased), net	(0.1)	(0.2)
Net Cash (Used in) Financing Activities	(0.8)	(85.6)
Net (Decrease)	(208.8)	(164.5)
Cash and Cash Equivalents at Beginning of Period	314.2	292.9
Cash and Cash Equivalents at End of Period	$105.4	$128.4

Supplemental Cash Flow Information:
Interest paid	$15.9	$20.7
Income taxes paid, net of refunds	—	0.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012 (Predecessor)	$0.5	$1,213.3	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)
Other comprehensive income, net of tax (Note 20)	—	—	—	—	96.5	96.5
Restricted and other common stock issued, net of amortization	—	2.9	—	(1.4)	—	1.5
Net (loss)	—	—	(87.2)	—	—	(87.2)
Balance at September 30, 2013 (Predecessor)	$0.5	$1,216.2	$(1,449.0)	$(34.4)	$(195.4)	$(462.1)

Balance at December 31, 2013 (Predecessor)	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)
Other comprehensive income, net of tax (Note 20)	—	—	—	—	(1.6)	(1.6)
Restricted and other common stock issued, net of amortization	—	1.1	—	(0.1)	—	1.0
Surrender of restricted stock	—	4.4	—	(4.4)	—	—
Net income	—	—	340.1	—	—	340.1
Elimination of Predecessor Company equity	(0.5)	(1,221.9)	1,180.6	38.8	121.7	118.7
Issuance of Successor Company common stock and excess of capital over par value	0.9	58.4	—	—	—	59.3
Balance at September 30, 2014 (Predecessor)	$0.9	$58.4	$—	$—	$—	$59.3

Balance at September 30, 2014 (Successor)	$0.9	$58.4	$—	$—	$—	$59.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

On March 5, 2014, USEC Inc. filed a voluntary petition for relief (the "Bankruptcy Filing") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Filing was "pre-arranged" and included the filing of a proposed Plan of Reorganization (the "Plan") supported by certain holders of the claims and interests impaired under the reorganization plan. On August 18, 2014, the Company announced that the Plan was accepted by more than 99 percent in both value and number of votes cast of holders of its convertible notes and that both holders of the Company’s preferred equity voted in favor of the Plan. On September 5, 2014, the Bankruptcy Court entered an order approving and confirming the Plan. On September 30, 2014 (the "Effective Date"), the Company satisfied the conditions of the Plan and the Plan became effective. On the Effective Date, USEC Inc.’s name was changed to Centrus Energy Corp. ("Centrus" or the "Company").

The Bankruptcy Filing was intended to strengthen the Company’s balance sheet, improve its long-term business prospects and address a very specific and impending debt maturity. With the successful conclusion of the balance sheet restructuring, the Company achieved (a) a 55% reduction in the amount of third party debt obligations outstanding and the elimination of all shares of convertible preferred stock; (b) an extension of maturity payments for at least five years, and potentially another five years if certain conditions are met, as a result of the cancellation of its former debt and issuance of new debt; and (c) a reduction in the annual cash interest burden, as a result of the cancellation of its former debt and issuance of new debt, which has a pay in-kind interest feature. Furthermore, the new debt contains minimal covenants that will not constrain Centrus from managing and operating its business in the normal course.

The benefits of the balance sheet restructuring also provide stability and continuity for Centrus’ low enriched uranium ("LEU") commercial operations, conducted primarily through its wholly owned subsidiary United States Enrichment Corporation ("Enrichment Corp."). Moving forward, Centrus expects to continue Enrichment Corp.'s operations by selling its current inventory quantities, as well as commercial LEU purchased from Russia and from other suppliers, to customers under contract and through new commercial sales.

With the successful conclusion of the balance sheet restructuring, Centrus has substantially reduced its leverage and extended maturity payments for at least five years. Centrus expects to comply with the covenants contained in the indenture governing its new debt. Having successfully implemented the Plan and emerged from bankruptcy on the Effective Date, Centrus anticipates having adequate liquidity for at least the next 12 months. As a result of these factors, management believes there is no longer substantial doubt regarding the Company’s ability to continue as a going concern.

In accordance with Accounting Standards Codification Topic 852, "Reorganizations", Centrus adopted fresh start accounting upon emergence from Chapter 11 bankruptcy resulting in Centrus becoming a new entity for financial reporting purposes. References to "Successor" or "Successor Company" relate to the financial position of the reorganized Centrus as of September 30, 2014. References to “Predecessor” or "Predecessor Company" refer to the financial position of the Company prior to September 30, 2014 and the results of operations through September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements on or after September 30, 2014 are not comparable with the financial statements prior to that date. Refer to Note 3, "Fresh Start Accounting", for additional information.

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization Items, Net, in the accompanying Condensed Consolidated Statement of Operations.

The unaudited condensed consolidated financial statements of Centrus as of and for the three and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been omitted pursuant to such rules and regulations. All material intercompany transactions are eliminated. Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current presentation.

In March 2013, the Company’s wholly owned subsidiary NAC International, Inc. ("NAC") was acquired by Hitz Holdings U.S.A. Inc., a subsidiary of Hitachi Zosen Corporation. The Company recorded a gain on the sale of $35.6 million in the first quarter of 2013. Results for NAC through the date of divestiture of March 15, 2013 are segregated from continuing operations and reported as discontinued operations.

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2013.

New Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance requiring an entity to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, similar tax loss or a tax credit carryforward exists, with limited exceptions. This pronouncement was effective beginning in the first quarter of 2014. The Company has historically presented uncertain tax positions in accordance with the new guidance and the implementation of the guidance did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively beginning in the first quarter of 2015 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on Centrus' results of operations, cash flows or financial position.

In May 2014, the FASB issued comprehensive new guidance for revenue recognition. The core principle of the new standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The new standard will supersede current guidance in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The new standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective for Centrus beginning with the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

In August 2014, the FASB issued guidance which will require management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for 12 months following the issuance of the financial statements. In the event there is substantial doubt, the guidance requires disclosure of the relevant facts and circumstances. This standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods thereafter. Early adoption is permitted. Centrus does not expect this standard will have a significant impact on its consolidated financial statements or disclosures.

2. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS

Pursuant to the Plan, on the Effective Date, all shares of USEC Inc.’s common stock, $0.10 par value per share (the "Old Common Stock"), all shares of USEC Inc.’s Series B-1 12.75% convertible preferred stock, $1.00 par value per share (the "Old Preferred Stock"), and all of USEC Inc.’s 3% convertible senior notes due October 2014 (the "Old Notes") that were issued and outstanding immediately prior to the Effective Date were cancelled.

On the Effective Date and pursuant to the Plan, the Company issued 8% Paid-In-Kind ("PIK") toggle notes due 2019/2024 (the "New Notes"). The New Notes will mature in 2019; provided that, the Company has the right to extend the maturity to 2024 upon the occurrence of certain conditions set forth in the Indenture governing the New Notes entered into by the Company, Enrichment Corp., as guarantor and Delaware Trust Company, as trustee and collateral agent (the "Indenture"). The New Notes have an initial aggregate principal amount of $240.4 million; provided that, the aggregate principal amount of the New Notes may be increased after the date of issuance as a result of any payment of interest on the New Notes in the form of PIK interest. The New Notes are guaranteed and secured on a subordinated and limited basis by Enrichment Corp. Additional details are provided in Note 12, "Debt".

On the Effective Date and pursuant to the Plan, the Company's Certificate of Incorporation was amended and restated to authorize 120,000,000 shares of stock in the reorganized Company, consisting of 20,000,000 shares of preferred stock, par value $1.00 per share (the "New Preferred Stock"), 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “New Common Stock”). On the Effective Date and pursuant to the Plan, the Company issued 9,000,000 shares of New Common Stock. Additional details are provided in Note 15, "Stockholders' Equity". The issuance of the Class A Common Stock and Class B Common Stock under the Plan was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 1145 of the Bankruptcy Code.

No cash was raised from the issuance of the New Notes or New Common Stock.

The material terms of the Plan included, among other things, that upon the Effective Date:

•	The holders of the Old Notes received, on a pro rata basis, in exchange for claims on account of their $530 million in outstanding principal amount of Old Notes:

◦	79.04% of the New Common Stock, subject to dilution on account of a new management incentive plan;

◦	cash for interest payable on the Old Notes accrued from October 1, 2013, the date of the last semi-annual interest payment, to the Effective Date, totaling $15.9 million; and

◦	$200 million in principal amount of New Notes.

•
Babcock & Wilcox Investment Company ("B&W") and Toshiba America Nuclear Energy Corporation ("Toshiba") each received, in exchange and on account of their shares of Old Preferred Stock (as of December 31, 2013, there were 85,903 shares of Old Preferred Stock outstanding with an aggregate liquidation preference of $113.9 million including accrued paid-in-kind dividends) and warrants dated September 2, 2010 to purchase up to 250,000 shares of USEC’s Old Common Stock (the "Warrants"):

◦	7.98% of the New Common Stock (15.96% in the aggregate), subject to dilution on account of a new management incentive plan; and

◦	$20.19 million in principal amount of New Notes ($40.38 million in the aggregate).

•
B&W and Toshiba have agreed to enter into good faith negotiations to each invest $20.19 million (for an aggregate investment of $40.38 million) of equity in the American Centrifuge project in the future, upon mutually agreed upon terms and conditions, but in any event contingent upon the funding for the American Centrifuge Plant ("ACP") of not less than $1.5 billion of debt supported by the U.S. Department of Energy ("DOE") loan guarantee program or other government support or funding in such amount.

•
The Class B Common Stock issued to B&W and Toshiba has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock issued to former holders of the Old Notes, except voting. Holders of the Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of Centrus Energy Corp., subject to certain holding requirements and other restrictions as described in the Amended and Restated Centrus Energy Corp. Certificate of Incorporation.

•	The former holders of Old Common Stock received, on a pro rata basis, 5% of the Class A Common Stock, subject to dilution on account of a new management incentive plan.

•	All secured claims were reinstated and otherwise not impaired and all liens were continued until the claims are paid in full.

•
All other general unsecured claims of the Company were unimpaired and were either reinstated or paid in full in the ordinary course of business upon the later of the Effective Date or when such obligation becomes due according to its terms.

•
On the Effective Date, Centrus Energy Corp. obtained a new secured intercompany financing of $48.0 million from Enrichment Corp. (the "Intercompany Note") to provide funds necessary to make payments of $35.3 million required under the Plan, as well as $12.7 million available for working capital and other general corporate purposes of the Company. Payments required under the Plan included the repayment of borrowings under the former debtor-in-possession credit facility from Enrichment Corp. (the “DIP Facility”) of $16.3 million, interest payments of $15.9 million to former holders of the Old Notes, as described above, and $3.1 million in professional fees and other expenses.

Additional details regarding the Intercompany Note and former DIP Facility are provided in Note 12, "Debt".

3. FRESH START ACCOUNTING

Upon the Company’s emergence from Chapter 11 bankruptcy, Centrus applied the provisions of fresh start accounting to its financial statements as (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the emerging entity and (ii) the reorganization value of Centrus’ assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. Centrus applied fresh start accounting as of September 30, 2014, with results of operations and cash flows in the period ending September 30, 2014 attributed to the Predecessor Company.

Upon the application of fresh start accounting, Centrus allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the Condensed Consolidated Balance Sheet.

Centrus, with the assistance of external valuation specialists, has estimated the enterprise value of the Company to be in a range of $294 million to $306 million. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, Centrus estimated the enterprise value to be $299.7 million as of September 30, 2014. Enterprise value is defined as the total invested capital which includes cash and cash equivalents. The estimate is based on a calculation of the present value of the future cash flows of the Company based on its projections from October 1, 2014 through the year ending December 31, 2022, including a projected December 31, 2022 net asset value. The Company’s future cash flow projections included a variety of estimates and assumptions that had a significant effect on the determination of the Company’s enterprise value. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. The assumptions used in the calculations for the discounted cash flow analysis included the following: forecasted revenue, costs and free cash flows through 2022, and a discount rate of 9.0% that considered various factors, including bonds yields, risk premiums and tax rates to determine a weighted-average cost of capital. For purposes of the enterprise valuation, no terminal value was used. Rather, the present value of the net asset value at December 31, 2022 was determined using the discount rate of 10.0%.

The four-column condensed consolidated balance sheet provided below applies the effects of the Plan and fresh start accounting to the carrying values and classifications of assets or liabilities as of September 30, 2014. Upon adoption of fresh start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh start accounting for periods ended on or prior to September 30, 2014 are not comparable to those of the Successor Company.

In applying fresh start accounting, the Company followed these principles:

•
The reorganization value, which represents the enterprise value and non-interest bearing liabilities, was allocated to the Successor Company's assets based on their estimated fair values. The reorganization value exceeded the sum of the fair value assigned to assets. This excess reorganization value was recorded as part of the Successor Company assets at September 30, 2014.

•
Each liability existing as of the fresh start accounting date, other than deferred taxes and pension and other postretirement benefit obligations, has been stated at the fair value, and determined at appropriate risk adjusted interest rates.

•
Deferred taxes were reported in conformity with applicable income tax accounting standards. Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities.

•	The actuarial value of pension and other postretirement benefit obligations were determined based on applicable retirement benefits standards.

The following table reconciles the enterprise value to the estimated fair value of Successor Company's New Common Stock as of the Effective Date (in millions, except per share data):

Enterprise value	$299.7
Less: Fair value of debt	240.4
Fair value of Successor common stock	$59.3
Shares outstanding at September 30, 2014	9.0
Per share value	$6.59

The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (in millions):

Enterprise value	$299.7
Plus non-debt liabilities	763.9
Reorganization value of Successor assets	$1,063.6

The fair value of non-debt liabilities represents the total assumed liabilities of the Successor Company on the Effective Date less the fair value of the debt.

Upon the adoption of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company, as disclosed in the Predecessor Company’s audited financial statements for the year ended December 31, 2013, with the exception of its accounting policy for pension and postretirement benefit plans. Historically, the Company recognized the actuarial gains and losses as a component of stockholders’ equity on an annual basis and generally amortized them into operating results over the average future service period of the active employees of these plans. On a prospective basis, the Successor Company has modified its accounting policy to immediately recognize the actuarial gains and losses in the statement of operations in the period in which they arise, and the Successor Company expects to report such actuarial gains and losses on a separate line item. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Gains or losses different than annual expectations will be measured annually and recorded in the fourth quarter.

The adjustments set forth in the following condensed consolidated balance sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments").

(in millions)	Predecessor Company, September 30, 2014	Reorganization Adjustments		Fresh Start Adjustments		Successor Company, September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$124.4	$(19.0)	(a)	$—		$105.4
Accounts receivable	90.0	—		—		90.0
Inventories	464.0	—		35.4	(k)	499.4
Deferred costs associated with deferred revenue	73.9	—		(73.9)	(l)	—
Other current assets	21.5	0.1	(b)	—		21.6
Total current assets	773.8	(18.9)		(38.5)		716.4
Property, plant and equipment	3.7	—		—		3.7
Deferred taxes	—	—		26.4	(m)	26.4
Deposits for surety bonds	35.9	—		—		35.9
Intangible assets	—	—		123.5	(n)	123.5
Excess reorganization value	—	—		137.2	(o)	137.2
Other long-term assets	19.8	0.7	(c)	—		20.5
Total Assets	$833.2	$(18.2)		$248.6		$1,063.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$67.3	$4.9	(d)	$7.3	(p)	$79.5
Payables under Russian Contract	47.3	—		—		47.3
Deferred taxes	—	—		26.4	(m)	26.4
Inventories owed to customers and suppliers	173.1	—		—		173.1
Deferred revenue	94.7	—		(94.0)	(l)	0.7
Total current liabilities	382.4	4.9		(60.3)		327.0
Long-term debt	—	240.4	(e)	—		240.4
Postretirement health and life benefit obligations	202.4	—		9.2	(p)	211.6
Pension benefit liabilities	95.9	—		78.2	(p)	174.1
Other long-term liabilities	51.2	—		—		51.2
Total liabilities not subject to compromise	731.9	245.3		27.1		1,004.3
Liabilities subject to compromise
Convertible senior notes and accrued interest	547.4	(547.4)	(f)	—		—
Convertible preferred stock and PIK dividends payable	113.9	(113.9)	(f)	—		—
Accounts payable	1.6	(1.6)	(f)	—		—
Total liabilities subject to compromise	662.9	(662.9)		—		—
Total liabilities	1,394.8	(417.6)		27.1		1,004.3
Stockholders’ Equity (Deficit)
Common stock (Predecessor)	0.5	—		(0.5)	(q)	—
Excess of capital over par value (Predecessor)	1,221.5	0.4	(g)	(1,221.9)	(q)	—
Treasury stock (Predecessor)	(38.8)	—		38.8	(q)	—
Accumulated other comprehensive loss, net of tax (Predecessor)	(119.5)	(2.2)	(h)	121.7	(q)	—
Common stock (Successor)	—	0.9	(i)	—		0.9
Excess of capital over par value (Successor)	—	58.4	(i)	—		58.4
Retained earnings (deficit)	(1,625.3)	341.9	(j)	1,283.4	(q)	—
Total stockholders’ equity (deficit)	(561.6)	399.4		221.5		59.3
Total Liabilities and Stockholders’ Equity (Deficit)	$833.2	$(18.2)		$248.6		$1,063.6

Reorganization Adjustments

(a)	The cash payments recorded on the Effective Date from implementation of the Plan include the following (in millions):

Payment of claims for interest payable on the Old Notes at the non-default rate	$15.9
Payment of professional fees	1.5
Payment of unsecured pre-petition claims	1.6
Net decrease in cash	$19.0

(b)	Represents payment in advance of the fees and expenses for the trustee and collateral agent for the New Notes issued at the Effective Date.

(c)
Represents $0.7 million of debt issuance cost incurred on the New Notes. These costs will be amortized using the straight-line method, which approximates the effective interest method, over the life of the New Notes.

(d)	Primarily represents success fees accrued upon emergence from Chapter 11 bankruptcy that have been included in Reorganization Items, Net in the Condensed Consolidated Statements of Operations.

(e)	Adjustment reflects the issuance of the $240.4 million in New Notes to holders of the Old Notes and Old Preferred Stock.

(f)
The adjustment to liabilities subject to compromise relates to the extinguishment of the Old Notes, the Old Preferred Stock and unsecured general claims. The holders of Old Notes received New Notes, cash on interest accrued at the non-default rate to the Effective Date and New Common Stock. The holders of Old Preferred Stock received New Notes and Class B Common Stock. The holders of unsecured general claims received cash outlays on the Effective Date.

(g)	Represents the cancellation of the unamortized restricted stock and restricted stock units of the Predecessor Company.

(h)
Upon the Effective Date, the Company froze benefit accruals under the supplemental executive retirement plans (“SERP”). The $2.2 million adjustment reflects the curtailment related to the freeze of the benefits under these plans.

(i)
Pursuant to the Plan, the Company issued 9 million shares of New Common Stock. This adjustment records the Successor Company’s New Common Stock and additional paid in capital of $59.3 million, which represents the fair value of the New Common Stock for financial statement reporting purposes.

(j)
As a result of the Plan, the adjustment to the accumulated deficit equaled the gain on extinguishment of debt, offset by the issuance of the Successor Company’s New Notes, New Common Stock and cash payments as follows (in millions):

Extinguishment of Predecessor claims pursuant to the Plan:
Convertible senior notes and accrued interest	$547.4
Convertible preferred stock and PIK dividends payable	113.9
Accounts payable	1.6
Total liabilities subject to compromise	$662.9

Total consideration given pursuant to the Plan:
New Notes	$(240.4)
Issuance of 95% of New Common Stock to holders of Old Notes and Old Preferred Stock	(56.4)
Cash payments for interest payable on Old Notes at the non-default rate	(15.9)
Cash payments to holders of unsecured claims	(1.6)
Total settlements on liabilities subject to compromise	$(314.3)

Gain on extinguishment of pre-petition liabilities	$348.6

Other adjustments to accumulated deficit:
Benefit accrual freeze on SERP plans	$2.2
Cancellation of restricted stock and restricted stock units	(0.4)
Deferred financing costs	0.7
Professional fees accrued at the emergence	(6.3)
Total other reorganization expenses	$(3.8)

Issuance of 5% of New Common Stock to holders of Old Common Stock	(2.9)
Total adjustment to retained deficit (earnings)	$341.9

Fresh Start Adjustments

(k)
Inventories were mainly valued using a net realizable value method which utilizes the expected selling prices to customers as a basis for valuing finished goods. An adjustment of $35.4 million was recorded to increase the book value of SWU inventories to fair value.

(l)
The adjustment reflects the elimination of deferred costs associated with deferred revenue and of the deferred revenue of $73.9 million and $94.0 million, respectively, resulting in a gain of $20.1 million recorded in Reorganization Items, Net, and the establishment of the remaining performance obligation of the Successor Company.

(m)	Reflects the tax effects of the fresh start adjustments at statutory tax rates applicable to such adjustments, net of adjustments to the valuation allowance.

(n)	The adjustment reflects the fair value of identifiable intangible assets of $123.5 million, determined as follows:
Backlog intangibles of $54.6 million were valued using the income approach, specifically the multi-period excess earnings approach based on the following significant assumptions:

•	Forecasted sales and profit margins associated with contracts in place for the period ranging from October 1, 2014 to December 31, 2022; and

•	Discount rate of 9.0%, based on the after-tax weighted-average cost of capital.

Customer relationships of $68.9 million were valued using the income approach, specifically the multi-period excess earnings approach based on the following significant assumptions:

•
Estimate of sales from existing customers representing 65% of projected non-contractual sales over the remaining economic life of the existing customers, which was comprised of a discrete forecast from October 1, 2014 to December 31, 2022 and an expectation of sales beyond 2022, in consideration of the identifiable customer base, sales experience, and forecast market demand;

•	Forecasted profit margins associated with the existing customer base for the period ranging from October 1, 2014 to December 31, 2022; and

•	Discount rate of 10.0%, based on the after-tax weighted-average cost of capital, adjusted for perceived business risk associated with this intangible asset.

(o)	The adjustment records the reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets as follows (in millions).

Enterprise value	$299.7
Add: Fair value of liabilities excluded from enterprise value	763.9
Less: Fair value of tangible assets	(802.9)
Less: Fair value of identified intangible assets	(123.5)
Reorganization value of Successor assets in excess of amounts allocated to identified tangible and intangible assets	$137.2

(p)
The adjustment reflects an aggregate increase of $94.7 million in pension and postretirement benefit obligations based on a remeasurement at the Effective Date. The remeasurement of plan obligations include revised mortality rate and discount rate assumptions. Further details are provided in Note 14.

(q)
The Predecessor Company’s accumulated deficit and accumulated other comprehensive income is eliminated in conjunction with the adoption of fresh start accounting. Also, pursuant to the Plan, the Old Common Stock and related additional paid in capital were eliminated to retained earnings as all of the Predecessor Company equity interests were cancelled. The Predecessor Company recognized a gain of $99.8 million related to the fresh start accounting adjustments as follows (in millions):

Establishment of Successor Company’s excess reorganization value	$137.2
Establishment of Successor Company’s other intangible assets	123.5
Inventory fair value adjustments	35.4
Deferred costs and deferred revenue fair value adjustments	20.1
Pension and postretirement remeasurement	(94.7)
Gain on revaluation of assets and liabilities	$221.5
Cancellation of accumulated other comprehensive income	(121.7)
Total gain on fresh start accounting adjustments	$99.8
Cancellation of Predecessor Company equity	1,183.6
Total adjustment to retained deficit (earnings)	$1,283.4

4. REORGANIZATION ITEMS, NET

The following is a summary of charges (credits) related to the Company's bankruptcy filing and reorganization (in millions).

	Predecessor
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Professional fees	$10.4	$22.3
Expense of deferred financing costs on convertible senior notes	—	1.2
Effects of Plan:
Gain on cancellation of convertible senior notes, net	(284.7)	(284.7)
Gain on cancellation of convertible preferred stock, net	(64.1)	(64.1)
Expense of unamortized restricted stock	0.4	0.4
Gain related to the freeze of SERP benefits	(2.2)	(2.2)
Fresh Start Adjustments:
Revaluation of deferred revenue, net of deferred costs	(20.1)	(20.1)
Revaluation of inventory	(35.4)	(35.4)
Valuation of intangible assets	(260.7)	(260.7)
Remeasurement of pension and postretirement benefit obligations	94.7	94.7
Elimination of Predecessor Company accumulated other comprehensive loss related to pension and postretirement benefit obligations	121.7	121.7
Reorganization items, net	$(440.0)	$(426.9)

Refer to Note 3, "Fresh Start Accounting" for additional information regarding effects of the Plan and fresh start accounting adjustments.

Cash payments for reorganization items totaled $6.6 million and $15.6 million for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, unpaid professional fees total $6.7 million.

5. TRANSITION CHARGES

Non-Production Expenses Related to Ceasing Enrichment at the Paducah Plant

The Company ceased uranium enrichment at the Paducah gaseous diffusion plant ("Paducah GDP") at the end of May 2013 and has subsequently completed repackaging and transferring its inventory to off-site licensed locations to meet future customer orders. On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased and returned to DOE. Pursuant to a June 2014 agreement with DOE, the lease will terminate with respect to the Paducah GDP on August 1, 2015. The termination of the lease with respect to the Paducah GDP does not affect the Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge program.

The Paducah GDP operated for more than 60 years. Environmental liabilities associated with plant operations by agencies of the U.S. government prior to the Company's privatization on July 28, 1998 are the responsibility of the U.S. government. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah site.

As the Company accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP, the Company has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $17.5 million and $66.7 million in the three and nine months ended September 30, 2014, and $47.7 million and $123.4 million in the three and nine months ended September 30, 2013, as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $15.6 million and $51.3 million in the three and nine months ended September 30, 2014, compared to $37.4 million and $63.8 million in the corresponding periods of 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs have been charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure;

-
Inventory charges of $1.8 million and $13.5 million in the three and nine months ended September 30, 2014, compared to $5.0 million and $15.0 million in the three and nine months ended September 30, 2013. The Company incurred charges for residual uranium in cylinders transferred to DOE and inventories that had been deployed for cascade drawdown, assay blending and repackaging. The Company determined that it was uneconomic to recover resulting residual quantities for resale. In the prior year periods, charges included a uranium inventory valuation adjustment of $5.0 million to reflect declines in uranium market price indicators.

-
Accelerated asset charges of $0.1 million and $1.9 million in the three and nine months ended September 30, 2014, compared to $5.3 million and $13.5 million in the corresponding periods of 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. Beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress were treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013, and the depreciation of property, plant and equipment at the Paducah site was completed as of June 30, 2014. Additionally, an immediate asset retirement charge of $19.3 million was incurred in the second quarter of 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP; and

-
Power contract losses of $11.8 million in the nine months ended September 30, 2013. As a result of falling prices in power markets, the Company incurred expenses as it ceased enrichment at the Paducah GDP and canceled remaining power purchases.

Special Charges Summary

A summary of special charges recorded in the year ended December 31, 2013 and the nine months ended September 30, 2014, and changes in the related balance sheet accounts, follow (in millions):

	Predecessor						Successor
	Liability Balance to Be Paid, Dec. 31, 2012	2013 Special Charges	2013 Paid	Liability Balance to Be Paid, Dec. 31, 2013	Year-to-Date 2014 Special Charges	Year-to-Date 2014 Paid	Liability Balance to Be Paid, Sep. 30, 2014
Workforce reductions, primarily severance payments	$—	$25.2	$(4.0)	$21.2	$4.5	$(13.6)	$12.1
Less: Amounts billed to DOE	—	(1.2)	na	na	(2.4)	na	na
Pension and postretirement benefit charges, non-cash	—	22.2	na	na	—	na	na
Advisory costs	0.1	11.0	(9.9)	1.2	—	(1.2)	—
	$0.1	$57.2	$(13.9)	$22.4	$2.1	$(14.8)	$12.1

na - not applicable

Special Charges for Workforce Reductions

Beginning in May 2013, the Company notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. The notifications were provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. The Company recorded a special charge in 2013 for termination benefits, consisting primarily of severance payments, of $25.2 million less $1.2 million of severance paid by the Company and invoiced to DOE.

Special charges in the three and nine months ended September 30, 2014 consist of charges for termination benefits for workforce reductions in American Centrifuge development and headquarters operations, as well as severance accrual refinements for Paducah workforce reductions occurring in 2014. Special charges for termination benefits consist of $0.3 million in the three-month period and $4.5 million in the nine-month period, less amounts paid by the Company and invoiced to DOE for its portion of Paducah employee severance of $0.2 million in the three-month period and $2.4 million in the nine-month period. Accounts receivable as of September 30, 2014 include DOE's share of severance paid by the Company. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act.

Cumulative charges for termination benefits since ceasing enrichment total $29.7 million, less $3.6 million paid by the Company and invoiced to DOE. As of September 30, 2014, workforce reductions total 705 employees at the Paducah GDP, including 503 employees in 2014, and 28 employees at American Centrifuge and headquarters. Subsequently, nearly all of the remaining Paducah employees were terminated by early November 2014 after the leased portions of the site were turned over to DOE.

The Company froze benefit accruals under its defined benefit pension plans, effective August 5, 2013, for active employees other than those who were covered by a collective bargaining agreement at the Paducah GDP. Pension benefits no longer increased for these employees to reflect changes in compensation or company service. However, these employees did not lose any benefits earned through August 4, 2013 under the pension plans and continued to accrue service credits toward vesting and qualifying for early or unreduced retirement benefits under the plans. Unamortized prior service costs related to those pension plan participants were accelerated. In addition, the Paducah workforce layoffs were expected to accelerate retirement obligations in the pension and postretirement benefit plans. Unamortized prior service costs related to affected plan participants were accelerated due to these terminations. Moreover, and in accordance with plan documents, certain affected plan participants were credited additional plan service credits based on their involuntary termination of employment. The net impact recorded in special charges for the year ended December 31, 2013 for these plans was $22.2 million.

Charges for Advisory Costs

Since late 2012, the Company had been engaged with advisors on the restructuring of its balance sheet. Special charges recorded for these advisors totaled $6.7 million in the nine months ended September 30, 2013 and $11.0 million for the year ended December 31, 2013.

The Company has incurred advisory costs related to the Bankruptcy Filing in 2014 and these charges are included in Reorganization Items, Net, as detailed in Note 4.

6. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

From June 2012 through April 2014, the Company performed work under the June 2012 cooperative agreement with DOE (the "Cooperative Agreement") for the American Centrifuge technology with cost-share funding from DOE. The objectives of the Cooperative Agreement were (1) to demonstrate the American Centrifuge technology through the construction and operation of a commercial demonstration cascade of 120 centrifuge machines and (2) sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This included activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. The Company achieved or exceeded all of the program milestones and performance indicators on or ahead of schedule and on or under budget.

The Cooperative Agreement, as amended, defined the scope, funding and technical goals for the centrifuge research, development and demonstration program. The Cooperative Agreement provided for 80% DOE and 20% Company cost sharing for work performed June 1, 2012 through April 30, 2014, up to a total government cost share of $280 million. The Cooperative Agreement expired in accordance with its terms on April 30, 2014. DOE’s cost share was recognized as other income. Total costs for work performed under the Cooperative Agreement was $352.2 million with DOE's cost share equal to $280 million (79.5%) and the Company's cost share equal to $72.2 million (20.5%).

As described in Note 19, on May 1, 2014, the Company signed an agreement with UT-Battelle, LLC ("UT-Battelle"), the management and operating contractor for Oak Ridge National Laboratory ("ORNL"), for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the "American Centrifuge Technology Demonstration and Operations Agreement", or "ACTDO Agreement"). The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by the Company under the Cooperative Agreement. Revenue and cost of sales for work that Centrus performs under the fixed-price ACTDO Agreement as a subcontractor to ORNL are reported in the contract services segment.

American Centrifuge costs incurred by Centrus that are outside of the ACTDO Agreement are included in advanced technology costs. The Company incurred $5.3 million and $12.3 million in the three and nine months ended September 30, 2014, respectively, for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

7.  RECEIVABLES

	Successor	Predecessor
($ millions)	September 30, 2014	December 31, 2013

Utility customers and other	$67.9	$129.3
DOE cost share of Cooperative Agreement funding	—	20.1
Contract services, primarily DOE	22.1	13.6
Accounts receivable	$90.0	$163.0

In addition, certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Unpaid invoices to DOE totaled approximately $75 million at September 30, 2014 and approximately $81 million at December 31, 2013 related to filed claims. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, Centrus has adjusted the overdue receivable balance for accounting purposes. The long-term receivable for fresh start accounting purposes is $19.8 million as of September 30, 2014.

Centrus believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act ("CDA"). DOE denied the Company's initial claim for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE's denial of its claims to the U.S. Court of Federal Claims. The Company has been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6 million of claims for work performed in 2003 through 2005. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE and the Company intends to pursue payment of such claims directly from the DOE subcontractors.

On August 30, 2013, the Company submitted an additional claim to DOE under the CDA for payment of $42.8 million, representing DOE's share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's decontamination and decommissioning ("D&D") contractor. On August 27, 2014, the DOE contracting officer denied the Company's claim. The Company intends to appeal the decision but there is no assurance it will be successful in its appeal. As noted in Note 19, Centrus has potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act ("ERISA") related to the Company's de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE's share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts invoiced by the Company to date.

Centrus has unapplied payments from DOE included in other long-term liabilities pending resolution of the long-term receivables from DOE described above. DOE funded a portion of the Company's contract services work through an arrangement whereby DOE transferred uranium to the Company which the Company immediately sold. The Company completed six competitive sales of uranium between the fourth quarter of 2009 and the first quarter of 2011. The net cash proceeds remaining from these uranium sales are to be applied, at the direction of DOE, (a) as revenue is recognized in the Company’s contract services segment as services are provided or (b) to existing receivables balances due from DOE in the Company’s contract services segment. The remaining payment balance included in other long-term liabilities is $19.6 million as of September 30, 2014 and $19.7 million as of December 31, 2013.

8. INVENTORIES

Centrus is a supplier of LEU for nuclear power plants. LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be used in the production of LEU under this formula is referred to as its uranium component.

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus holds SWU as the SWU component of LEU. Centrus may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Costs included in inventory include purchase costs and previous production costs associated with the Paducah GDP. As of September 30, 2014, SWU inventory costs reflect fresh start accounting adjustments of $35.4 million as described in Note 3.

Components of inventories follow (in millions):

	Successor			Predecessor
	September 30, 2014			December 31, 2013
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$412.6	$91.5	$321.1	$628.4	$200.0	$428.4
Uranium	86.3	81.6	4.7	335.4	299.7	35.7
Materials and supplies	0.5	—	0.5	3.8	—	3.8
	$499.4	$173.1	$326.3	$967.6	$499.7	$467.9

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $698 million at September 30, 2014, and $1.3 billion at December 31, 2013, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 46% decline in quantities. Utility customers provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to Centrus.

9. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	Predecessor				Successor
	December 31, 2013	Capital Expenditures (Depreciation)	Retirements	Fresh Start Adjustments	September 30, 2014
Leasehold improvements	$141.1	$—	$(138.4)	$(2.7)	$—
Machinery and equipment	164.0	—	(118.6)	(41.7)	3.7
	305.1	—	(257.0)	(44.4)	3.7
Accumulated depreciation and amortization	(297.2)	(4.0)	256.8	44.4	—
	$7.9	$(4.0)	$(0.2)	$—	$3.7

In connection with the application of fresh start accounting, the gross property, plant and equipment value is adjusted to the net carrying value, and therefore accumulated depreciation and amortization is eliminated as of the Effective Date.

During 2014, the Company entered into a commission sales agreement with a third-party auctioneer to assist in Paducah GDP asset disposals. Paducah related auctions held during the second and third quarters of 2014 as well as direct sales at Paducah and other sites of $8.9 million are included in other income less asset retirements and related sales expense. Cash proceeds totaled $8.4 million. Additional sales of assets and property are planned.

10. INTANGIBLE ASSETS

As described in Note 3, "Fresh Start Accounting", intangible assets represent the fair value adjustment to the assets and liabilities for the Company's LEU segment. The excess of the reorganization value over the fair value of identified tangible and intangible assets is reported separately on the Condensed Consolidated Balance Sheet.

		Successor
($ millions)	Weighted Average Useful Life	September 30, 2014

Amortizable intangible assets:
Backlog	(a)	$54.6
Customer relationships	15 years	68.9
Total		$123.5

Nonamortizable intangible assets:
Excess reorganizational value		$137.2

(a) The backlog intangible asset is amortized as delivery is made to the customer, reflecting the use of the asset.

Amortization is computed using the straight-line method over the estimated useful life of the respective asset, except for the backlog intangible asset which is amortized as delivery is made to the customer. Amortization expense will be presented below gross profit on the Condensed Consolidated Statement of Operations. Amortization of the intangible assets commences in the fourth quarter of 2014 and there was no expense for the Predecessor Company for the three and nine months ended September 30, 2014 and September 30, 2013.

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2014	$3.9
2015	12.9
2016	12.9
2017	10.8
2018	10.8
Thereafter	72.2
$123.5

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Successor	Predecessor
($ millions)	September 30, 2014	December 31, 2013

Trade payables (a)	$19.3	$8.7
Compensation and benefits (b)	27.6	27.3
Severance	12.1	21.2
Lease turnover costs	—	30.4
Other accrued liabilities	20.5	26.9
	$79.5	$114.5

(a) Includes success fees accrued at emergence at September 30, 2014. See Note 3.
(b) Includes current portion of remeasurement of unfunded pension benefit liability at September 30, 2014. See Note 3.

12. DEBT

8.0% PIK Toggle Notes Due 2019/2024

On the Effective Date and pursuant to the Plan, all of the Company’s Old Notes that were issued and outstanding immediately prior to the Effective Date were cancelled and the Company issued the New Notes pursuant to the Indenture. The New Notes were issued in an initial aggregate principal amount of $240.4 million. No cash was received related to the issuance. The principal amount may be increased by any payment of interest in the form of PIK payments, as elected by the Company.

The New Notes will mature on September 30, 2019. However, the Company has the right to extend the maturity date to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology. The New Notes will pay interest at a rate of 8.0% per annum. Interest will accrue from the most recent date to which interest has been paid, or if no interest has been paid, from the initial issue date. Interest will be payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company has elected to pay 3.0% per annum of interest due on the New Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. For any interest payment date from October 1, 2015 through the maturity of the New Notes, the Company has the option to pay up to 5.5% per annum of interest due on the New Notes in the form of PIK payments. The Company incurred offering expenses of $0.7 million related to the issuance of the New Notes. These costs are deferred and will be amortized on a straight-line basis, which approximates the effective interest method, over the life of the New Notes.

The New Notes are guaranteed on a limited, subordinated and conditional basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the New Notes upon the occurrence of certain termination events described in the Indenture (other than with respect to the payment of (i) any unpaid interest on the New Notes (including any unpaid interest on overdue principal and premium, if any, on the New Notes) and (ii) the principal and premium of any New Notes issued as a result of PIK payments made by the Company pursuant to the Indenture). The New Notes are not secured by a lien on any assets of the Company. Enrichment Corp.’s obligations under its guarantee are secured by a lien on Enrichment Corp.’s assets constituting collateral, including, among other things, its inventory and its accounts receivable, subject to certain exceptions.

The New Notes rank equally in right of payment with all existing and future unsubordinated indebtedness of the Company (other than the Issuer Senior Debt as defined below) and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The New Notes are subordinated in right of payment to certain indebtedness and obligations of the Company described in the Indenture (the "Issuer Senior Debt"), including (i) any indebtedness of the Company under a future credit facility, (ii) obligations of, and claims against, the Company under any equity investment (or any commitment to make an equity investment) with respect to the financing of the American Centrifuge project, (iii) obligations of, and claims against, the Company under any arrangement with DOE, export credit agencies or any other lenders or insurers with respect to the financing or government support of the American Centrifuge project and (iv) indebtedness of the Company to Enrichment Corp. under the Intercompany Note (as defined below).

The Enrichment Corp. guarantee ranks equally in right of payment with all existing and future unsubordinated indebtedness of Enrichment Corp. (other than the Designated Senior Claims as defined below) and is senior in right of payment to all existing and future subordinated indebtedness of Enrichment Corp. The Enrichment Corp. guarantee is subordinated in right of payment to certain obligations of, and claims against, Enrichment Corp. described in the Indenture (collectively, the "Designated Senior Claims"), including obligations and claims:

•	under a future credit facility;

•	held by or for the benefit of the Pension Benefit Guaranty Corporation ("PBGC") pursuant to any settlement of any actual or alleged ERISA Section 4062(e) event;

•	held by any party with respect to any equity investment (or any commitment to make an equity investment) with respect to the financing of the American Centrifuge project;

•	held by DOE, export credit agencies or any other lenders or insurers with respect to the financing or government support of the American Centrifuge project; and

•	held by the U.S. government.

The New Notes are redeemable by the Company in whole or in part, at any time, at a price equal to 100% of the principal amount (including as a result of any PIK payments) of the New Notes to be redeemed plus accrued and unpaid interest, if any, to the date of redemption. The New Notes are not subject to mandatory redemption. There is no sinking fund provided for the New Notes. Upon the occurrence of a Change of Control, as defined in the Indenture, the Company will be required to offer to repurchase all of the New Notes at 101% of the aggregate principal amount repurchased plus accrued and unpaid interest, if any.

The Indenture contains covenants customary for securities such as the New Notes covering (i) the payment of principal and interest, (ii) maintenance of an office or agency for the payment of the notes, (iii) SEC reports, (iv) stay, extension and usury laws, (v) payment of taxes, (vi) existence, (vii) maintenance of properties and (viii) maintenance of insurance. The Indenture otherwise contains no covenants that restrict the operation of the Company or its subsidiaries, or their respective businesses other than (i) limitations on Enrichment Corp.’s ability to transfer the collateral and (ii) limitations on liens that may be imposed on the assets of Enrichment Corp., which covenants are, in each case, subject to certain exceptions set forth in the Indenture.

Intercompany Financing

On the Effective Date, Centrus Energy Corp. obtained a new secured intercompany financing of $48.0 million from Enrichment Corp. (the "Intercompany Note") to provide funds necessary to make payments of $35.3 million required under the Plan, as well as $12.7 million available for working capital and other general corporate purposes. Payments required under the Plan included the repayment of borrowings under the debtor-in-possession credit facility from Enrichment Corp. (the “DIP Facility”) of $16.3 million, interest payments of $15.9 million to holders of the Old Notes, and $3.1 million in professional fees and other expenses. The Intercompany Note accrues interest at an annual rate of 10.5%, is payable on demand and is secured by substantially all of the Company’s assets.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	Successor				Predecessor
	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	—	$90.6	—	$90.6	—	$312.7	—	$312.7
Deferred compensation asset (b)	—	3.1	—	3.1	—	3.1	—	3.1

Liabilities:
Deferred compensation obligation (b)	—	2.9	—	2.9	—	3.0	—	3.0

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

Other Financial Instruments

As of September 30, 2014 and December 31, 2013, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under the commercial agreement (the "Russian Contract") with a Russian government entity known as Techsnabexport ("TENEX") approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of the Company’s New Notes and former Old Notes follow (in millions):

	Successor		Predecessor
	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
8% PIK toggle notes	$240.4	$240.4	-	-
Convertible senior notes, excluding accrued interest	-	-	$530.0	$184.1

As of September 30, 2014, Centrus estimates that the fair value of the 8% PIK toggle notes is equal to the face value resulting from the new capital structure under the Plan as negotiated with the creditors, as there are no observable publicly traded debt markets with similar terms and average maturities. Accordingly, the Company’s long-term debt is classified within Level 3 of the fair value hierarchy at emergence. No cash was received related to the issuance on September 30, 2014. The terms of the notes were negotiated based on arm's length negotiations with access to all relevant information necessary to provide knowledgeable, willing and unpressured participants to the transaction to reach a negotiated, consensual agreement on the terms of this new debt instrument. Given the access to information, management concludes that the face value of the new notes is a fair approximation of the fair value of such notes at emergence.

As of December 31, 2013, the estimated fair value of the convertible senior notes was based on the trading price as of the balance sheet date, and is classified as using Level 1 inputs in the fair value measurement.

Fresh Start Accounting

Upon the Company’s emergence from bankruptcy, Centrus applied the provisions of fresh start accounting to its financial statements, including the allocation of the reorganization value to its individual assets based on their estimated fair values. Details are provided in Note 3, "Fresh Start Accounting".

14. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Predecessor
	Defined Benefit Pension Plans				Postretirement Health and Life Benefit Plans
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Service costs	$0.6	$1.4	$1.8	$8.8	$0.4	$0.9	$1.3	$2.7
Interest costs	10.6	11.5	31.7	33.5	2.5	2.2	7.5	6.7
Expected returns on plan assets (gains)	(12.9)	(12.8)	(38.5)	(38.3)	(0.5)	(0.5)	(1.5)	(1.7)
Amortization of actuarial (gains) losses, net	0.4	2.0	1.0	14.2	—	0.6	—	2.0
Amortization of prior service costs (credits)	—	—	—	0.7	(0.1)	—	(0.3)	—
Curtailment (gains)	(2.2)	—	(2.2)	(0.7)	—	—	—	—
Net benefit costs (credits)	$(3.5)	$2.1	$(6.2)	$18.2	$2.3	$3.2	$7.0	$9.7

Centrus expects to contribute $20.4 million to the defined benefit pension plans in 2014, including $20.1 million of contributions under ERISA and $0.3 million to non-qualified plans. The Company has contributed $20.3 million in the nine months ended September 30, 2014.

There is no required contribution for the postretirement health and life benefit plans under ERISA and Centrus does not expect to contribute in 2014. Centrus receives federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

Historically, net periodic benefit costs related to continued operations are allocated to cost of sales, selling, general and administrative expense, and advanced technology costs.

The defined benefit pension plans were amended during 2013 to allow a lump sum payment option to active employees who are not covered by a collective bargaining agreement at the Paducah GDP and who are terminated as a result of participation in a reduction in force from August 5, 2013 through December 31, 2014. Any lump sum distributions in connection with this program would fully settle Centrus' long-term pension obligations related to those benefits. Total lump sum benefits paid in the nine months ended September 30, 2014 were $24.7 million. Settlement accounting, which requires immediate recognition of a portion of amounts deferred in accumulated other comprehensive income, need not be followed if the sum of the settlements for the year is less than the service cost and interest cost components of the net periodic benefit cost for the plan year, determined on a plan by plan basis. Total lump sum payments in the nine months ended September 30, 2014 fell below the minimum settlement accounting thresholds for the plans and therefore settlement accounting was not required.

In connection with Centrus' emergence from Chapter 11 bankruptcy, plan assets and benefit obligations were remeasured as of September 30, 2014. The net effect of the remeasurement was an increase of $85.5 million on the net pension liability (unfunded status) and an increase of $9.2 million in the postretirement health and life benefit plans liability. The increase in the pension and postretirement health and life benefit plans obligations are primarily a result of lower discount rates and revised mortality assumptions reflecting the Society of Actuaries’ RP-2014 and MP-2014 exposure draft mortality tables and mortality improvement scale. Discount rates for the pension plans as of September 30, 2014 are 4.44% for the Employees' Retirement Plan of Centrus Energy Corp., 4.33% for the Retirement Program Plan for Employees of United States Enrichment Corporation and 4.41% for the nonqualified supplemental executive pension plans. The discount rate for the United States Enrichment Corporation Health and

Welfare Plan as of September 30, 2014 was 4.03%. Discount rates as of December 31, 2013 were 4.87% for all of the retirement and pension plans and 4.45% for the health and welfare plan.

The Company provides executive officers additional retirement benefits pursuant to the SERPs in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Centrus froze benefit accruals under the SERPs effective September 30, 2014. Curtailment accounting was reflected related to the freeze of SERP benefits for affected plan participants, resulting in a net credit to special charges of $2.2 million in the three months ended September 30, 2014.

Historically, the Company recognized the actuarial gains and losses as a component of stockholders’ equity on an annual basis and generally amortized them into operating results over the average future service period of the active employees of these plans (or the average future lifetime of plan participants for inactive plans), to the extent the unrecognized gain or loss is outside a corridor. As a result of fresh start accounting, the amount of Predecessor accumulated other comprehensive loss, net of tax of $121.7 million has been expensed as part of Reorganization Items, Net. The Successor Company has modified its accounting policy to immediately recognize these gains and losses on a prospective basis in the statement of operations in the period in which they arise.

Refer to Note 3, "Fresh Start Accounting", for additional information regarding effects of the Plan and fresh start accounting adjustments.

15. STOCKHOLDERS' EQUITY

On September 30, 2014 and pursuant to the Plan, all interests in the Old Common Stock or other rights and the Old Preferred Stock, and any options or other rights exercisable therefor, as applicable, were cancelled, extinguished and deemed of no further force and effect. Further, the Warrants to purchase shares of Old Common Stock or Old Preferred Stock issued to Toshiba and B&W were cancelled. The Company provided written notice to the New York Stock Exchange (the "NYSE") that, pursuant to the Plan, all outstanding shares of Old Common Stock were cancelled. Accordingly, the Company requested that the NYSE suspend trading of and delist the Old Common Stock.

The Company's certificate of incorporation was amended and restated to authorize 20,000,000 shares of New Preferred Stock, 70,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

On September 30, 2014 and pursuant to the Plan, the Company issued 9,000,000 shares of New Common Stock, which included the issuance of 7,563,600 shares of Class A Common Stock and 1,436,400 shares of Class B Common Stock. The issuance of the Class A Common Stock and Class B Common Stock under the Plan was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act provided by Section 1145 of the Bankruptcy Code. The Class B Common Stock was issued to B&W and Toshiba and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock issued to former holders of the Old Notes, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements.

Additionally, the Company reserved 1,000,000 shares of Class A Common Stock under a new management incentive plan. Refer to Note 16 "Stock-Based Compensation".

The Company’s Class A Common Stock has been approved for listing on the NYSE under the symbol "LEU". The Class A Common Stock began trading on the NYSE on September 30, 2014. Continued listing of the Class A Common Stock requires compliance with the NYSE’s continued listing requirements which include, among other things, requirements to maintain a minimum market capitalization and minimum share price. Refer to Note 19, "Commitments and Contingencies - NYSE Listing Standards Notices".

The issuance of the Class A Common Stock and Class B Common Stock under the Plan was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act provided by Section 1145 of the Bankruptcy Code.

16. STOCK-BASED COMPENSATION

	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.1	$0.3	$0.6	$1.6
Stock options, performance awards and other	—	—	—	0.1
Expense included in selling, general and administrative and advanced technology costs	$0.1	$0.3	$0.6	$1.7
Total recognized tax benefit	$—	$—	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period. There was no stock-based compensation granted in the three and nine months ended September 30, 2014. As of September 30, 2014, all compensation cost had been recognized related to restricted shares and restricted stock units granted in prior years.

2014 Equity Incentive Plan

On the Effective Date, the Company adopted the 2014 Equity Incentive Plan which authorizes the issuance of up to 1,000,000 shares of Class A Common Stock to the Company’s employees, officers, directors and other individuals providing services to the Company or its affiliates pursuant to options, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock based awards, as well as cash based awards. There were no options or other stock-based awards issued as of September 30, 2014 under this plan.

17. INCOME TAXES

The income tax provision from continuing operations was $0.1 million for the three months ended September 30, 2014 and the income tax benefit was $1.0 million for the nine months ended September 30, 2014. The income tax benefit from continuing operations was $18.5 million and $57.8 million for the three and nine months ended September 30, 2013, respectively. Included in the income tax benefit was a discrete item for reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $1.0 million for the nine months ended September 30, 2014 and $0.7 million for the corresponding period in 2013. In 2013 there was an income tax benefit from continuing operations because there was income in other components of the financial statements. In 2014, after adjustment for nontaxable reorganization items, there are pretax losses from continuing operations and no other components of the financial statements. Therefore, except for discrete items, there is no income tax benefit from continuing operations.

Intraperiod tax allocation rules require that all items, including other comprehensive income and discontinued operations, be considered for purposes of determining the amount of tax benefit that results from a loss in continuing operations.  When there is a full valuation allowance against deferred tax assets and there are pretax losses from continuing operations and income in other components of the financial statements (e.g., discontinued operations and other comprehensive income), the income tax benefit from pretax losses from continuing operations is limited to the amount of income tax expense recorded on all items other than continuing operations. The income tax benefit from continuing operations consists of the income tax benefit calculated using an estimated annual effective tax rate as well as discrete items. The estimated annual effective tax rate applied to pretax losses from continuing operations for the interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date amounts for discontinued operations and other comprehensive income. The income tax expense on all items other than continuing operations is recorded based on year-to-date amounts.

A full valuation allowance against net deferred taxes was first recorded in 2011 due to cumulative losses incurred in recent years and due to substantial uncertainty to generate future taxable income that would lead to realization of the net deferred tax assets. The valuation allowance results in the Company’s inability to record tax benefits on future losses until it generates sufficient taxable income to support the elimination of the valuation allowance. However, the valuation allowance will not affect the Company’s ability to use its deferred tax assets if it generates taxable income in the future.

Deferred taxes are reported on the balance sheet as current or noncurrent based on the balance sheet classification of the related assets and liabilities to which the deferred taxes are attributable. Therefore, the deferred taxes related to the intangibles are classified as noncurrent deferred tax liabilities because the intangibles are classified as noncurrent on the balance sheet whereas the deferred taxes related to the deferred revenue are classified as a deferred tax current liability because deferred revenue is classified as a current liability. Because there is a full valuation allowance against net deferred taxes, it is anticipated that there will be no net impact to the tax provision as these deferred tax liabilities reverse over time either through amortization or recognition of the deferred revenue for tax purposes. After allocation of the valuation allowance between current and noncurrent deferred tax assets and netting deferred tax assets and liabilities, the company has a net current deferred tax liability of $26.4 million and a net noncurrent deferred tax asset of $26.4 million as of September 30, 2014.

As a result of the adoption of fresh start accounting upon emergence from bankruptcy as discussed in Note 3, the Company recorded adjustments to its deferred taxes to reflect the increase in book basis of certain intangible assets that have no basis for tax purposes and to reflect the elimination of almost all deferred revenue for book accounting purposes that continues to be deferred for tax purposes.

Upon the Company’s emergence on September 30, 2014 from Chapter 11 bankruptcy, the amount of the Company’s aggregate indebtedness was reduced. The reduction in the Company’s indebtedness will result in cancellation of debt (“COD”) income for tax purposes of approximately $340 million for the calendar year ending 2014. Because realization of such income will occur under the Bankruptcy Code, the Company will reduce federal and state net operating losses (“NOL”), tax credits, and the tax basis in property that would otherwise be available to offset taxable income starting in 2015.

On an ongoing basis, the Company monitors activity in its 5% shareholder base for substantial changes in ownership as defined under Internal Revenue Code Section 382 (“Section 382”). The Company experienced an ownership change for tax purposes (i.e., a more than 50% change in stock ownership change on the September 30, 2014 Effective Date). As a result, the use of any of the Company’s federal and state NOL carryforwards and tax credits generated prior to the ownership change (that are not reduced by the amount of the COD income) will be subject to an annual limitation of approximately $3 million. As of September 30, 2014, the federal NOLs not reduced by COD income, but subject to the annual limitation, are approximately $170 million. The federal NOLs can be carried forward for 20 years; therefore, based on the annual limitation, the maximum amount of NOLs that can be utilized in the future is approximately $60 million, subject further to the net unrealized built-in loss rules as described below. All credits of the Company are expected to be reduced by COD income. The Company continues to monitor its ownership shifts.

Section 382(l)(5) provides for an exception to the annual limitations of Section 382 for certain corporations that emerge from bankruptcy. The Company is evaluating whether or not the exception has been met. In addition, certain future requirements must be met to receive the benefits as well. The Company has the ability to elect out of the benefits of Section 382(l)(5) and apply the annual limitation. That election must be made with the filing of the Company’s calendar year 2014 federal income tax return, which is due no later than September 15, 2015. The Company will continue to monitor its tax position as well as evaluate its ability to qualify for and its desire to elect the benefits of Section 382(l)(5).

The Company is required to determine whether it had a net unrealized built-in gain (“NUBIG”) or net unrealized built-in loss (“NUBIL”) at the September 30, 2014 Effective Date. The Company believes that there was a NUBIL at the Effective Date. As a result, certain depreciation and loss deductions recognized during the five-year period beginning on the Effective Date would be subject to the same Section 382 annual limitation (as described above) if the Company does not qualify for the benefits under Section 382(l)(5) or if the Company qualifies, but elects out of that exception.

The Company files income tax returns with the U.S. government and various states and foreign jurisdictions. In the second quarter of 2014, the Internal Revenue Service ("IRS") completed the Company’s federal income tax return examination for tax years 2008 through 2011 and made no adjustments or changes to the reported tax.

18. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock. In calculating diluted net income per share, the numerator is increased by interest expense on the convertible notes and convertible preferred stock dividends, net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive securities, assuming full conversion, consisting of stock compensation awards, convertible notes, convertible preferred stock and warrants. No dilutive effect is recognized in a period in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

All outstanding shares of Old Common Stock were cancelled as of the Effective Date. As there is no consolidated statements of operations for the Successor Company for the periods ended September 30, 2014, basic and diluted net income (loss) per share computations for the three and nine months ended September 30, 2014 are based on the weighted-average number of shares of Old Common Stock (as adjusted for dilutive effects of potential common shares) outstanding during the period prior to the cancellation of the Old Common Stock on September 30, 2014.

	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Numerators:
Income (loss) from continuing operations	$418.9	$(44.3)	$340.1	$(108.9)
Income from discontinued operations	—	—	—	21.7
Net income (loss)	$418.9	$(44.3)	$340.1	$(87.2)
Interest expense on convertible notes (a)	3.0	—	9.0	—
Net income if-converted - diluted	$421.9	$(44.3)	$349.1	$(87.2)

Denominator:
Weighted average common shares	5.0	5.0	5.0	5.0
Less: Weighted average unvested restricted stock	0.1	0.1	0.1	0.1
Denominator for basic calculation	4.9	4.9	4.9	4.9

Weighted average effect of dilutive securities:
Convertible notes	1.8	1.8	1.8	1.8
Convertible preferred stock:
Equivalent common shares (b)	35.8	13.7	27.2	10.5
Less: share issuance limitation (c)	34.9	12.8	26.3	9.6
Net allowable common shares	0.9	0.9	0.9	0.9
Subtotal	2.7	2.7	2.7	2.7
Less: shares excluded in a period of a net loss or antidilution	—	2.7	—	2.7
Weighted average effect of dilutive securities	2.7	—	2.7	—
Denominator for diluted calculation	7.6	4.9	7.6	4.9

Income (loss) per share from continuing operations – basic	$85.49	$(9.04)	$69.41	$(22.22)
Income (loss) per share from continuing operations – diluted	$55.51	$(9.04)	$45.93	$(22.22)
Income per share from discontinued operations – basic and diluted	$—	$—	$—	$4.43
Net income (loss) per share – basic	$85.49	$(9.04)	$69.41	$(17.79)
Net income (loss) per share – diluted	$55.51	$(9.04)	$45.93	$(17.79)

(a)
Interest expense on Old Notes and Old Preferred Stock dividends was $5.1 million in the three months ended September 30, 2013 and $15.2 million in the nine months ended September 30, 2013. The tax rate is the statutory rate.

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

(b)
The number of equivalent shares of Old Common Stock for the Old Preferred Stock was based on the arithmetic average of the daily volume weighted average prices per share of Old Common Stock for each of the last 20 trading days, and was determined as of the beginning of the period for purposes of calculating diluted net income per share.

(c)
Prior to obtaining shareholder approval, the Company's Old Preferred Stock could not have been converted into an aggregate number of shares of Old Common Stock in excess of 19.99% of the shares of Old Common Stock outstanding on May 25, 2010 (approximately 0.9 million shares adjusted to take into account the 1-for-25 reverse stock split), in compliance with the rules of the NYSE. If a share issuance limitation were to exist at the time of share conversion or sale, any shares of Old Preferred Stock subject to the share issuance limitation would have been subject to optional or mandatory redemption for, at the Company's option, cash or SWU consideration. However, the Company’s ability to redeem may have been limited by Delaware law and the Bankruptcy Code.

Options and warrants to purchase shares of Old Common Stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share:

	Predecessor
	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Options excluded from diluted net income per share	200		1,000		200		1,000
Warrants excluded from diluted net income per share	250,000		250,000		250,000		250,000
Exercise price of excluded options	$283.25	to	$177.50	to	$283.25	to	$177.50	to
	$357.00		$357.00		$357.00		$357.00
Exercise price of excluded warrants	$187.50		$187.50		$187.50		$187.50

Net income (loss) per share information reported for the three and nine months ended September 30, 2014 is not comparative to the share information reported for the corresponding periods of 2013 as a result of the emergence from Chapter 11 bankruptcy and the application of fresh start accounting.

19. COMMITMENTS AND CONTINGENCIES

American Centrifuge

Project Funding

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU that are now at their lowest levels in more than a decade. At current market prices, Centrus does not believe that its previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, market conditions are expected to improve and Centrus continues to take steps to maintain its options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of the Company's LEU business.

From June 2012 through April 2014, the Company performed work under the Cooperative Agreement, as amended, for the research, development and demonstration of the American Centrifuge technology. The Company achieved or exceeded all of the program technical milestones and performance indicators on or ahead of schedule and on or under budget, and the Cooperative Agreement expired by its terms on April 30, 2014.

In light of the status of the American Centrifuge project, DOE instructed UT-Battelle, the management and operating contractor for ORNL, to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with the Company. On May 1, 2014, the Company signed the ACTDO Agreement with UT-Battelle for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives.

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations at the Company's Piketon, Ohio facility, testing at the K-1600 test facility in Oak Ridge, Tennessee, core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by the Company under the prior Cooperative Agreement with DOE. The reduced scope of work does not include activities related to engineering, procurement and construction of the commercial plant; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. In order to align its continued activities with the funding provided under the ACTDO Agreement, the Company commenced a limited demobilization of those activities not included in the ACTDO Agreement scope of work and began to sell or otherwise dispose of certain assets no longer required to conduct current activities including the sale of assets through an auction process.

On July 31, 2014, ORNL exercised its option to extend the period of performance for the ACTDO Agreement by an additional six months to March 31, 2015, which increased the amount of the contract from approximately $33.7 million to approximately $75.3 million. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 30, 2014 and approximately $6.9 million per month thereafter. ORNL has provided funding under the ACTDO Agreement on a monthly basis, and funds currently allotted to the agreement cover the work to be performed through November 30, 2014. The agreement also provides ORNL with one additional option to extend the agreement by six months to September 30, 2015. The option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total amount of the contract including options is approximately $117 million.

To better manage the transition to the ACTDO Agreement with ORNL, the Company provided notice effective April 25, 2014 pursuant to the Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC (“ACM”), as amended, for the automatic transfer of the ownership interests of Babcock & Wilcox Technical Services Group, Inc. (“B&W TSG”) to American Centrifuge Holdings, LLC (“ACH”) at no cost. As a result, ACM is 100% indirectly owned by the Company. On June 27, 2014, the Company, together with its direct and indirect subsidiaries ACM and ACH, signed an agreement with The Babcock & Wilcox Company and B&W TSG to resolve issues related to the expiration and termination of certain agreements in connection with (i) the limited demobilization of certain American Centrifuge project activities as a result of the reduction of the scope of work on the American Centrifuge project under the ACTDO Agreement; and (ii) the automatic, no-cost transfer of B&W TSG’s ownership interest in ACM to ACH.

Milestones under the 2002 DOE-USEC Agreement

The Company and DOE are parties to an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the Company and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. Pursuant to the Plan and with the consent of DOE, Centrus assumed the 2002 DOE-USEC Agreement subject to the parties reserving all rights under the agreement. The agreement provides that Centrus will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if Centrus fails to meet a milestone that would materially impact Centrus' ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within Centrus' control or was due to Centrus' fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking Centrus' access to DOE's U.S. centrifuge technology that Centrus requires for the success of the American Centrifuge project and requiring Centrus to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on Centrus' business.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs which would affect Centrus' ability to meet an American Centrifuge project milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The Company has notified DOE that it has not met the June 2014 milestone “Commitment to proceed with commercial operation” within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement pursuant to the Plan did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones.

Decontamination and Decommissioning

Centrus leases facilities in Piketon, Ohio from DOE for the ACP. At the conclusion of the lease, Centrus is obligated to return these leased facilities to DOE in a condition that meets U.S. Nuclear Regulatory Commission ("NRC") requirements and in the same condition as the facilities were in when they were leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the ACP, unless otherwise consented to by DOE, by the conclusion of the lease term. The liability for ACP D&D, included in other long-term liabilities, was $22.6 million as of September 30, 2014 and December 31, 2013 based on cost projections.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of September 30, 2014 and December 31, 2013, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which is fully cash collateralized by Centrus.

If construction of the ACP is resumed, the liability for ACP D&D and financial assurance requirements will increase commensurate with facility construction and operations.

NYSE Listing Standards Notices

On May 8, 2012, the Company received notice from the NYSE that the average closing price of its common stock was below the NYSE's continued listing criteria relating to minimum share price. The NYSE listing requirements require that a company's common stock trade at a minimum average closing price of $1.00 over a consecutive 30 trading-day period.  On July 1, 2013, the Company effectuated a reverse stock split in order to regain compliance with the NYSE continued listing criteria related to minimum share price. This action resulted in the Company's closing share price exceeding $1.00 per share and remaining above that level, and the condition has now been cured.

On April 30, 2013, the Company received notice from the NYSE that the decline in the Company's total market capitalization has caused it to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, the Company submitted a plan advising the NYSE of definitive action that would bring it into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted the Company's plan of compliance and the Company's common stock continued to be listed on the NYSE during an 18-month cure period ended October 30, 2014. On October 31, 2014, the NYSE notified the Company that it had regained compliance with the NYSE continued listing standards by achieving an average 30 trading-day market capitalization above $50 million. In accordance with the NYSE rules, the Company will be subject to a 12-month follow-up period to ensure that the Company does not fall below any of the NYSE continuing listing standards.

Potential ERISA Section 4062(e) Liability

The Company has been in discussions with the PBGC regarding the impact of the Company's de-lease of the Portsmouth gaseous diffusion facilities and related transition of employees performing government services work to DOE's D&D contractor on September 30, 2011.  Centrus has also been in discussions with the PBGC regarding the cessation of enrichment at the Paducah GDP and related transition of employees including reductions in force. The PBGC has informally advised Centrus of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. The Company informed the PBGC at the time that it did not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). Centrus also disputes the amount of the PBGC's preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, Centrus believes that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, Centrus has not reached a resolution with the PBGC and Centrus has no assurance that the PBGC will agree with it or will not pursue a requirement for it to accelerate funding or take other actions to provide security.

The PBGC had also previously informally advised the Company that the Paducah de-lease would be a cessation of operations when the 20% employee separation threshold is met and would also trigger liability under ERISA Section 4062(e). The 20% reduction to the active plan participants threshold was reached at Paducah in April 2014. In addition, the PBGC could take the position that a demobilization of the American Centrifuge project, either alone or taken together with the transition of the Paducah and Portsmouth GDPs, creates potential liabilities under ERISA Section 4062(e). In July 2014, the PBGC announced a moratorium, until the end of 2014, on the enforcement of ERISA Section 4062(e) cases. It is unclear what if any impact this may have with respect to the PBGC’s actions with respect to the Company. Regardless of the moratorium on enforcement actions under ERISA Section 4062(e), the PBGC has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with Centrus’ qualified defined benefit pension plans. These authorities include, but are not limited to, requiring involuntary termination of underfunded plans and seeking liens or additional funding.

Legal Matters

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, Centrus does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations, cash flows or financial condition.

20.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) ("AOCI") is pension and postretirement health and life benefit plans. Amortization of actuarial (gains) losses, net and the amortization of prior service costs (credit) are items reclassified from AOCI and included in the computation of net benefit costs as detailed in Note 14.

In the nine months ended September 30, 2013, the pension liability (unfunded status) and AOCI declined $138.3 million as a result of the freeze of the defined benefit pension plans in 2013.

As of September 30, 2014, the Predecessor Company’s accumulated deficit and accumulated other comprehensive loss are eliminated in conjunction with the adoption of fresh start accounting.

21. SEGMENT INFORMATION

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is Centrus’ primary business focus and includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment consists of contract work performed by Centrus at Portsmouth, Paducah and Oak Ridge. The contract services segment includes revenue and cost of sales for American Centrifuge work Centrus performs under the ACTDO Agreement as a subcontractor to ORNL. Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented.

	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(millions)
Revenue
LEU segment:
Separative work units	$97.4	$295.8	$347.5	$853.4
Uranium	—	3.8	—	45.3
	97.4	299.6	347.5	898.7
Contract services segment	23.3	4.2	43.0	10.3
	$120.7	$303.8	$390.5	$909.0

Segment Gross Profit (Loss)
LEU segment	$(5.9)	$(30.8)	$(21.9)	$(63.7)
Contract services segment	0.5	0.8	(0.9)	0.1
Gross profit (loss)	$(5.4)	$(30.0)	$(22.8)	$(63.6)

22. SUBSEQUENT EVENT

Effective October 17, 2014, John K. Welch stepped down as the President and Chief Executive Officer of Centrus and resigned as a member of the Board of Directors. John R. Castellano, who has served as the Chief Restructuring Officer for the Company since October 2013, now serves as the Interim President and Chief Executive Officer. The Company has begun a process to select the next President and Chief Executive Officer of the Company.

Mr. Welch will receive severance pay, primarily in the fourth quarter of 2014, pursuant to the Company's Amended and Restated Executive Severance Plan in the amount of approximately $3.5 million, which is the sum of the amount described in (i) and the amount described in (ii), reduced by the amount described in (iii):

(i)	two times the participant’s Final Eligible Compensation;

(ii)	the participant’s Prorated Performance Bonus (for the second half of 2014);

(iii)
the sum of (A) severance or similar payments made pursuant to any Federal, state or local law, including but not limited to payments under the WARN Act, and (B) any termination or severance payments under any other termination or severance plans, policies or programs of the Company that the Participant receives.

Additionally, Mr. Welch will receive $0.2 million in the first quarter of 2015 for the portion of bonus pay in 2014 that was held back in accordance with the 2013 Quarterly Incentive Plan pending the Company's successful emergence from Chapter 11 bankruptcy.

In the fourth quarter of 2014, Centrus will record a special charge of $3.3 million for the severance payment (excluding previously accrued bonus amounts) and the value of continued limited-term insurance benefits for Mr. Welch.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the condensed consolidated financial statements and related notes set forth in Part I, Item 1 of this report as well as the risks and uncertainties presented in Part II, Item 1A of this report.

Overview

Centrus Energy Corp. ("Centrus" or the "Company") supplies low enriched uranium ("LEU") for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in a growing fleet of nuclear reactors worldwide. Centrus is working to deploy the American Centrifuge technology for commercial needs and to support U.S. energy and national security.

LEU consists of two components: separative work units ("SWU") and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of the uranium-235 isotope ("U235") and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component. Utility customers typically provide uranium to Centrus as part of their enrichment contracts, and Centrus delivers LEU to these customers and charges for the SWU component.

To meet our contract requirements, we sell enriched uranium from our inventory and our supply purchases from Russia. We also expect to purchase LEU from other supply sources. Historically, we produced or acquired LEU from two principal sources. We produced LEU at the Paducah gaseous diffusion plant ("Paducah GDP") in Paducah, Kentucky that we leased from the U.S. Department of Energy ("DOE"), and purchased under a contract with Russia (the "Russian Contract") under the 20-year Megatons to Megawatts program. Under the Russian Contract, we purchased the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. We ceased enrichment at the Paducah GDP at the end of May 2013 and we transferred the Paducah site back to DOE in October 2014. Our purchases under the Megatons to Megawatts program were completed in December 2013. Commencing in June 2013, we continue to acquire Russian LEU under the terms of a 10-year commercial agreement with Russia (the "Russian Supply Agreement"). Purchase quantities under the Russian Supply Agreement will be about half the level we had purchased under the Megatons to Megawatts program unless the parties agree to adjust such purchases. We have worked with and expect to continue to work with TENEX to adjust the terms, including quantities, under the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our contract backlog, and restrictions on the sale of Russian LEU.

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

Emergence from Chapter 11 Bankruptcy

Centrus was formerly known as USEC Inc. On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code. The bankruptcy petition was filed to strengthen the Company’s balance sheet, enhance the Company’s ability to sponsor the American Centrifuge project and improve the Company’s long-term business opportunities. The bankruptcy was "pre-arranged" and included a proposed Plan of Reorganization (the "Plan") that had the overwhelming support of those holding the Company’s then-existing convertible notes and the Company's two strategic investors. On September 5, the Plan was confirmed by the United States Bankruptcy Court for the District of Delaware. The Company emerged from Chapter 11 as Centrus Energy Corp. on September 30, 2014.

Pursuant to the Plan, on the Effective Date, all shares of USEC Inc.’s common stock, $0.10 par value per share (the "Old Common Stock"), all shares of USEC Inc.’s Series B-1 12.75% convertible preferred stock, $1.00 par value per share (the "Old Preferred Stock"), and all of USEC Inc.’s 3% convertible senior notes due October 2014 (the "Old Notes") that were issued and outstanding immediately prior to the Effective Date were cancelled.

On the Effective Date and pursuant to the Plan, the Company issued 8% Paid-In-Kind ("PIK") toggle notes due 2019/2024 (the "New Notes"). The New Notes have an initial aggregate principal amount of $240.4 million; provided that, the aggregate principal amount of the New Notes may be increased after the date of issuance as a result of any payment of interest on the New Notes in the form of PIK interest.

On the Effective Date and pursuant to the Plan, the Company's Certificate of Incorporation was amended and restated to authorize 120,000,000 shares of stock in the reorganized Company, consisting of 20,000,000 shares of preferred stock, par value $1.00 per share (the "New Preferred Stock"), 70,000,000 shares of Class A common stock, $0.10 par value per share (the "Class A Common Stock") and 30,000,000 shares of Class B common stock, $0.10 par value per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "New Common Stock"). On the Effective Date and pursuant to the Plan, the Company issued 9,000,000 shares of New Common Stock.

Throughout the Chapter 11 bankruptcy proceedings, our common stock continued to trade on the New York Stock Exchange ("NYSE") and shares of the Class A Common Stock are now trading on the NYSE under the symbol "LEU".

Upon adoption of fresh start accounting on the Effective Date, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh start accounting for periods ended on or prior to September 30, 2014 are not comparable to those of the Successor Company. Fair value adjustments for the Successor Company were made that will:

•	significantly reduce the gross profit impact of deferred revenues going forward;

•	result in the amortization of sales backlog and customer relationship intangible assets that were created at emergence; and

•	result in higher cost of sales as a result of increasing inventory values at emergence.

Our View of the Business Today

Nuclear power provides approximately 11% of the world’s electricity, and given forecasts for growing electricity usage in global emerging markets, many additional nuclear reactors are expected to be built in the next decade. According to the World Nuclear Association, more than 70 reactors are under construction around the world, primarily in China, Russia and India and nearly 500 more are on order, planned or proposed. With an increasing emphasis on reducing the effects of climate change, more governments are looking to nuclear power as a sustainable and climate-friendly source of electricity. Countering this industry optimism is lack of public support in some countries for nuclear power. In the United States, low-cost natural gas is challenging the economic equation that nuclear power’s low fuel cost can offset the high capital cost for building new reactors. In addition, state and federal tax subsidies for renewable power facilities have given those competing sources an economic advantage and are challenging the economics of some operating plants. Low market prices for natural gas and subsidized renewables in the United States could slow the need for new base load nuclear power capacity and has contributed to the early retirement of five U.S. nuclear plants.

Our business is in a state of significant transition as we seek to move from the gaseous diffusion technology employed for more than 60 years to a modern, cost-effective gas centrifuge technology. Managing this transition has been made more challenging by current enrichment market conditions. Approximately 60 reactors in Japan and Germany were taken off-line and remain out of service in the regulatory and political aftermath following a March 2011 earthquake and tsunami that caused irreparable damage to four reactors in Japan. In recent months, the Japanese government process for evaluating the restart of nuclear reactors took important steps forward. Japanese utilities have requested permission to restart a total of 20 reactors. During November 2014, two reactors at the Sendai nuclear plant that had completed the safety review under the new nuclear safety standards established by Japan's Nuclear Regulatory Authority also received the required local prefecture consent for restart. The final steps in the restart review process are expected to be completed in the near term, and these reactors are expected to restart in early 2015, becoming the first Japanese reactors to restart operations under the new process.

Nevertheless, an oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. Specifically, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period.

Market conditions have affected our business plans, including our decision in May 2013 to cease enrichment at the Paducah GDP. We have since completed repackaging and transferring our inventory to off-site licensed locations to meet future customer orders. On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased and returned to DOE. Pursuant to a June 2014 agreement with DOE, the lease will terminate with respect to the Paducah GDP on August 1, 2015. The termination of the lease with respect to the Paducah GDP does not affect the Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge program.

We are seeking to manage the impacts of the Paducah transition on our existing business. It will be at least several years until we have further clarity regarding our commercialization plans for the American Centrifuge Plant ("ACP"). During this transition period we are no longer enriching uranium but will be making sales from our existing inventory, our supply purchases from Russia and future purchases from other suppliers. We expect to continue discussions with customers regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and potential timing for the financing and commercial production from the ACP.

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade. At current market prices, we do not believe that our previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current enrichment market conditions, market conditions are expected to improve in the long-term. We continue to take steps to maintain our options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of our LEU business.

From June 2012 to April 2014, we successfully demonstrated the American Centrifuge technology through centrifuge research, development and demonstration work performed under the June 2012 cooperative agreement with DOE (as amended, the "Cooperative Agreement"). The objectives of the Cooperative Agreement were to demonstrate the American Centrifuge technology through the construction and operation of a 120-machine commercial demonstration cascade and to sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This included activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. All ten milestones of the Cooperative Agreement were completed on or ahead of schedule, and DOE certified their completion. The Cooperative Agreement expired by its terms on April 30, 2014.

In light of the status of the American Centrifuge project, DOE instructed UT-Battelle, LLC ("UT-Battelle"), the management and operating contractor for Oak Ridge National Laboratory ("ORNL"), to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (i) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (ii) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with us. On May 1, 2014, the Company signed an agreement with UT-Battelle for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the "American Centrifuge Technology Demonstration and Operations Agreement", or "ACTDO Agreement").

The ACTDO Agreement is a firm, fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. On July 31, 2014, ORNL exercised its option to extend the period of performance for the ACTDO Agreement by an additional six months to March 31, 2015, which increased the amount of the contract from approximately $33.7 million to approximately $75.3 million. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 30, 2014 and approximately $6.9 million per month thereafter. ORNL has provided funding under the ACTDO Agreement on a monthly basis and funds currently allotted to the agreement cover the work to be performed through November 30, 2014. The agreement also provides ORNL with one additional option to extend the agreement by six months to September 30, 2015. The option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total amount of the contract including options is approximately $117 million.

The scope of work under the ACTDO Agreement involves three main tasks, relating to (i) the demonstration cascade, (ii) the "Pathfinder" centrifuges and (iii) the centrifuge design research and development. Tasks relating to the demonstration cascade include: (i) operation of the centrifuge demonstration cascade at Piketon, Ohio and (ii) analyzing and documenting performance data of the cascade. Tasks relating to the Pathfinder centrifuges include: (i) operation of test centrifuges at the K-1600 Test Facility in Oak Ridge, Tennessee to support the centrifuge design research and development and (ii) documenting and analyzing performance of the machines. Tasks related to the centrifuge design research and development include conducting analysis and support efforts in the areas of cascade performance, value engineering, machine reliability and molecular pump. Each task requires a monthly report summarizing key findings, results, and other analysis. Work under the ACTDO Agreement includes addressing an issue identified in February 2014, following successful completion of the 60-day commercial demonstration cascade operation test at the end of 2013. While details are classified, failure to resolve this issue would increase maintenance costs over the life of a centrifuge plant that could affect plant economics. As with other matters that we have addressed throughout the American Centrifuge technology development program, mitigating actions are being evaluated and implemented and are expected to successfully resolve the issue; however, there is no assurance that the issue will be resolved and will not impact overall plant availability, plant economics including capital required for construction, and costs of maintenance and operation.

The scope of work under the ACTDO Agreement is reduced from the scope of work that was conducted by us under the Cooperative Agreement. On a dollar basis per month, the scope of work under the ACTDO Agreement is about 60% of the scope of work performed under the Cooperative Agreement. The resulting reduced scope of work does not include activities related to engineering, procurement and construction of the commercial plant; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. We have demobilized portions of the program areas not being continued under the reduced scope. The costs associated with our limited demobilization activities are included in advanced technology costs through September 30, 2014. An estimated $11 million in additional costs are expected through the first quarter of 2015. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our current activities. These costs relate to securing classified and export controlled information and intellectual property, preparing to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transporting and consolidating selected materials and equipment that may be necessary for future deployment, and terminating supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also preserve our ability to remobilize certain project activities effectively at a future date. We worked with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization.

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

We believe strongly in the future value that the American Centrifuge technology can provide for domestic uranium enrichment. Our employees are among the world’s leading experts in centrifuge technology and we are positioned to support the national security objectives of the United States government. Nonetheless, we also must continue to effectively respond to events that occur that are outside of our control, including actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. Throughout the period when the Company operated under bankruptcy protection, all obligations to customers and vendors were met, and no external third-party financing was required upon emergence. We emerged from restructuring with a stronger balance sheet. We expect to continue to be seen as a reliable supplier to our utility customers with an improved capital structure. For a discussion of the potential risks and uncertainties facing our business, see Part II, Item 1A, Risk Factors, of this report.

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

In order to enhance our liquidity and manage our working capital in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have been working with customers regarding the timing of their orders, in particular the advancement of those orders from future months and years. Rather than selling material into the limited spot market for enrichment, the Company advanced orders in 2012, 2013 and 2014 from future periods. When customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue is recorded in an earlier than originally anticipated period. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash and profit we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement.

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

Some long-term contracts in our backlog were established with milestones related to the ACP that, if missed, would give the customer the right to terminate the remainder of the contract. We have been working with customers to renegotiate those contracts to modify or eliminate any such termination rights. We estimate that approximately 30% of our backlog remains at risk due to milestones related to ACP financing and deployment. We expect to continue to work with customers regarding the remaining contracts, but certain customers have either sought to or have indicated they expect to exercise such contract termination rights in light of current market conditions. We are also working with customers to modify contracts that may have delivery, scheduling, origin or other terms that may be inconsistent with anticipated supply sources during the transition period. However, we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog and our prospects.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years, which means that prices under contracts today exceed declining market prices. Following are TradeTech’s long-term and spot SWU price indicators, the long-term price for uranium hexafluoride (“UF6”), as calculated by Centrus using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
SWU:
Long-term price indicator ($/SWU)	$90.00	$95.00	$114.00	$114.00
Spot price indicator ($/SWU)	89.00	93.00	99.00	101.00
UF6:
Long-term price composite ($/KgU)	133.58	130.97	146.64	149.26
Spot price indicator ($/KgU)	99.00	80.75	98.65	100.00

Substantially all of our inventories of uranium available for sale have been sold in prior years, and we are no longer able to acquire uranium through underfeeding at the Paducah GDP.

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

Paducah GDP Transition

We ceased uranium enrichment at the Paducah GDP at the end of May 2013 and have subsequently completed repackaging and transferring our inventory to off-site licensed locations to meet future customer orders. On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased and returned to DOE. Pursuant to a June 2014 agreement with DOE, the lease will terminate with respect to the Paducah GDP on August 1, 2015. The termination of the lease with respect to the Paducah GDP does not affect the Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge program.

We have incurred substantial costs related to the transition that are charged directly to cost of sales. These non-production expenses have included the following:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs have been charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure.

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

-
Residual inventories. Charges were incurred for residual uranium in cylinders transferred to DOE and inventories that had been deployed for cascade drawdown, assay blending and repackaging. The Company determined that it was uneconomic to recover resulting residual quantities for resale. In addition, certain materials and supplies used in the enrichment process were expensed following the termination of enrichment; and

-	Asset retirement charges for property, plant and equipment formerly used in the enrichment process at the Paducah GDP.

Workforce Reductions

Beginning in May 2013, the Company notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. The notifications are provided under the Worker Adjustment and Retraining Notification Act ("WARN Act"), a federal statute that requires an employer to provide advance notice to its employees of potential layoffs in certain circumstances. We recorded a special charge in 2013 for termination benefits, consisting primarily of severance payments, of $25.2 million less $1.2 million of severance paid by the Company and invoiced to DOE.

Special charges in the nine months ended September 30, 2014 consist of charges for termination benefits for workforce reductions in American Centrifuge development and headquarters operations, as well as severance accrual refinements for Paducah workforce reductions occurring in 2014. Special charges for termination benefits consist of $4.5 million in the nine-month period, less amounts paid by the Company and invoiced to DOE for its portion of Paducah employee severance of $2.4 million. Accounts receivable as of September 30, 2014 include DOE's share of severance paid by the Company. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act.

Cumulative charges for termination benefits since ceasing enrichment total $29.7 million, less $3.6 million paid by the Company and invoiced to DOE. As of September 30, 2014, workforce reductions total 705 employees at the Paducah GDP, including 503 employees in 2014, and 28 employees at American Centrifuge and headquarters.

Employees

A summary of our employees by location follows.

	No. of Employees
Location	Sep. 30, 2014	Dec. 31, 2013	Dec. 31, 2012
Paducah, KY	328	852	1,133
Piketon, OH	289	329	311
Oak Ridge, TN	145	167	171
Norcross, GA	—	—	67
Bethesda, MD	72	84	88
Total Employees	834	1,432	1,770

Subsequently, nearly all of the remaining Paducah employees were terminated by early November 2014 after our leased portions of the site were turned over to DOE.

Contract Services Segment

The contract services segment consists of contract work performed by Centrus at Portsmouth, Paducah and Oak Ridge. Beginning in May 2014, the contract services segment includes revenue and cost of sales for American Centrifuge work we perform under the ACTDO Agreement as a subcontractor to ORNL. The ACTDO Agreement is a firm fixed-price agreement.

Site Services Work

Revenue from U.S. government contracts for work performed at the Paducah and Portsmouth sites is recognized in accordance with government cost accounting standards (“CAS”). Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”), or such other entity that DOE authorizes to conduct the audit. As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes arise from time to time. Issues unique to Centrus can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE. Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations. DOE historically has not approved our provisional billing rates in a timely manner. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been finalized and most remain unaudited, uncertainty exists and we have not yet recognized this additional revenue.

Contract Services Receivables

The Company formerly performed work under contract with DOE to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning ("D&D"). In September 2011, our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE's D&D contractor for the Portsmouth site. DOE historically has not approved our provisional billing rates in a timely manner.

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

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. We believe DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act ("CDA"). DOE denied our initial claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE's denial of its claims to the U.S. Court of Federal Claims. We have been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6 million of claims for work performed in 2003 through 2005. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE and we intend to pursue payment of such claims directly from the DOE subcontractors.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied our claim. We intend to appeal the decision but there is no assurance we will be successful in our appeal. This claim has a full valuation allowance in our records due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date.

We have potential pension plan funding obligations under the Employee Retirement Income Security Act ("ERISA") Section 4062(e) related to our de-lease of the Portsmouth gaseous diffusion facilities and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition.  We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. Additional details are provided in “Liquidity and Capital Resources - Defined Benefit Plan Funding.”

Portsmouth Contract Closeout Costs

The Company formerly performed work under contract with DOE to maintain and prepare the former Portsmouth GDP for D&D. In September 2011 our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE's D&D contractor for the Portsmouth site. Contract closeout related costs, as defined by applicable federal acquisition regulations and government cost accounting standards, related to the Portsmouth site transition are billed to DOE as contract closeout activities occur and are recorded as revenue as amounts are deemed probable of recovery. The actual amounts of contract closeout costs are subject to a number of factors and therefore subject to uncertainty including uncertainty concerning the amount of such costs and the amount that may be reimbursable under contracts with DOE. DOE has informally questioned the allocation of certain costs to the closeout of the cold shutdown contract and has withheld provisional payments of some costs until resolution of these issues.

Critical Accounting Estimates

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. For example, refer to “Critical Accounting Estimates” in Part II, Item 7 of our 2013 Annual Report on Form 10-K for a discussion of assumptions, estimates and judgments related to our accounting for asset valuations, asset retirement obligations and transition costs, pension and postretirement health and life benefit costs and obligations and income taxes. Changes in accounting rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly affect our results of operations and financial condition.

Upon the Company’s emergence from bankruptcy, Centrus applied the provisions of fresh start accounting to its financial statements. Centrus applied fresh start accounting as of September 30, 2014, with results of operations and cash flows in the period ending September 30, 2014 attributed to the Predecessor Company. Additional details are provided in Note 3, "Fresh Start Accounting" that describe the significant assumptions and estimates used in determining the enterprise value of the Company based on a calculation of the present value of the future cash flows of the Company based on its projections from October 1, 2014 through the year ending December 31, 2022, including a projected December 31, 2022 net asset value. The Company’s future cash flow projections included a variety of estimates and assumptions that had a significant effect on the determination of the Company’s enterprise value. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Further, our reorganization has changed the amounts and classifications of certain assets and liabilities reported in the condensed consolidated financial statements. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements on or after September 30, 2014 are not comparable with the financial statements prior to that date.

The following updates to “Critical Accounting Estimates” in Part II, Item 7 of our 2013 Annual Report on Form 10-K are noted.

Pension and Postretirement Health and Life Benefit Costs and Obligations

Upon the adoption of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company, as disclosed in the Predecessor Company’s audited financial statements for the year ended December 31, 2013, with the exception of its accounting policy for pension and postretirement benefit plans.

Historically, the Company recognized the actuarial gains and losses as a component of stockholders’ equity on an annual basis and generally amortized them into operating results over the average future service period of the active employees of these plans. On a prospective basis, the Successor Company has modified its accounting policy to immediately recognize the actuarial gains and losses in the statement of operations in the period in which they arise, and the Successor Company expects to report such actuarial gains and losses on a separate line item. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Gains or losses different than annual expectations will be measured annually and recorded in the fourth quarter.

Asset Valuations

As described in Note 3, "Fresh Start Accounting", intangible assets represent the fair value adjustment to the assets and liabilities for the Company's sales backlog and customer relationships in its LEU segment. The excess of the reorganization value over the fair value of identified tangible and intangible assets is reported separately on the Condensed Consolidated Balance Sheet.

The Successor Company’s long-term assets include amortizable and nonamortizable intangible assets resulting from fresh start accounting as a result of emergence from bankruptcy. Additional details are provided in Note 10, "Intangible Assets".

The Successor Company will evaluate the carrying value of intangible assets by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. Impairment tests are based on a comparison of estimated undiscounted future cash flows to the carrying values of long-lived assets. If impairment is indicated, the asset carrying value will be reduced to fair market value or, if fair market value is not readily available, the asset is reduced to a value determined by applying a discount rate to expected cash flows.

The Successor Company will evaluate the carrying value of the excess reorganization value by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The excess reorganization value testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. However, if the carrying value is greater than the fair value, the second step is performed. An impairment charge would be recognized for the amount that the carrying value of the excess reorganization value exceeds its fair value. The fair value of the reporting unit is estimated using the net present value of projected future cash flows.

Results of Operations – Three and Nine Months Ended September 30, 2014 and 2013

Upon emergence from Chapter 11 bankruptcy, Centrus adopted fresh start accounting which resulted in Centrus becoming a new entity for financial reporting purposes. References to "Successor" or "Successor Company" relate to the financial position of the reorganized Centrus as of September 30, 2014. References to “Predecessor” or "Predecessor Company" refer to the financial position of the Company prior to September 30, 2014 and the results of operations through September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements on or after September 30, 2014 are not comparable with the financial statements prior to that date. Refer to Note 3, "Fresh Start Accounting" of the condensed consolidated financial statements for additional information.

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

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Predecessor
	Three Months Ended September 30,
	2014	2013	Change	%
LEU segment
Revenue:
SWU revenue	$97.4	$295.8	$(198.4)	(67)%
Uranium revenue	—	3.8	(3.8)	(100)%
Total	97.4	299.6	(202.2)	(67)%
Cost of sales	103.3	330.4	227.1	69%
Gross profit (loss)	$(5.9)	$(30.8)	$24.9	81%

Contract services segment
Revenue	$23.3	$4.2	$19.1	455%
Cost of sales	22.8	3.4	(19.4)	(571)%
Gross profit (loss)	$0.5	$0.8	$(0.3)	(38)%

Total
Revenue	$120.7	$303.8	$(183.1)	(60)%
Cost of sales	126.1	333.8	207.7	62%
Gross profit (loss)	$(5.4)	$(30.0)	$24.6	82%

	Predecessor
	Nine Months Ended September 30,
	2014	2013	Change	%
LEU segment
Revenue:
SWU revenue	$347.5	$853.4	$(505.9)	(59)%
Uranium revenue	—	45.3	(45.3)	(100)%
Total	347.5	898.7	(551.2)	(61)%
Cost of sales	369.4	962.4	593.0	62%
Gross profit (loss)	$(21.9)	$(63.7)	$41.8	66%

Contract services segment
Revenue	$43.0	$10.3	$32.7	317%
Cost of sales	43.9	10.2	(33.7)	(330)%
Gross profit (loss)	$(0.9)	$0.1	$(1.0)	(1,000)%

Total
Revenue	$390.5	$909.0	$(518.5)	(57)%
Cost of sales	413.3	972.6	559.3	58%
Gross profit (loss)	$(22.8)	$(63.6)	$40.8	64%

Revenue

Revenue from the LEU segment declined $202.2 million (or 67%) in the three months and $551.2 million (or 61%) in the nine months ended September 30, 2014 compared to the corresponding periods in 2013. The volume of SWU sales declined 70% in the three-month period and 61% in the nine-month period reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2014 compared to 2013. The average price billed to customers for sales of SWU increased 6% in the three-month period and 2% in the nine-month period reflecting the particular contracts under which SWU were sold during the period.

There were no uranium sales in the three and nine months ended September 30, 2014 as substantially all of our inventories of uranium available for sale have been sold in prior years, and we are no longer able to acquire uranium through underfeeding at the Paducah GDP.

Revenue from the contract services segment increased $19.1 million (or 455%) in the three months and $32.7 million (or 317%) in the nine months ended September 30, 2014, compared to the corresponding periods in 2013, reflecting $33.7 million for American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014.

Cost of Sales

Cost of sales for the LEU segment declined $227.1 million (or 69%) in the three months and $593.0 million (or 62%) in the nine months ended September 30, 2014, compared to the corresponding periods in 2013, due to lower SWU sales volumes and lower non-production expenses. Cost of sales for SWU and uranium and non-production expenses for the three- and nine-month periods are detailed in the following tables (dollar amounts in millions):

	Predecessor
	Three Months Ended September 30,
	2014	2013	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$85.8	$282.7	$196.9	70%
Non-production expenses	17.5	47.7	30.2	63%
Total	$103.3	$330.4	$227.1	69%

	Predecessor
	Nine Months Ended September 30,
	2014	2013	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$302.7	$839.0	$536.3	64%
Non-production expenses	66.7	123.4	56.7	46%
Total	$369.4	$962.4	$593.0	62%

Cost of sales per SWU, excluding non-production expenses, increased 2% in the three months and declined 2% in the nine months ended September 30, 2014 compared to the corresponding periods in 2013. Approximately two-fifths of our sales in the nine months ended September 30, 2014 were derived from previously deferred sales, whereby customers made advance payments to be applied against future deliveries. The unit cost per SWU for these sales reflects the average inventory cost when the customer took title to the SWU. These costs were accumulated in deferred costs and were recognized by the Predecessor Company as cost of sales as the SWU was delivered.

Under our monthly moving average cost method, changes in purchase costs and historically changes in production costs have an effect on inventory costs and cost of sales over current and future periods. Purchase costs for the SWU component of LEU from Russia declined $528.8 million (or 91%) in the nine months ended September 30, 2014 compared to the corresponding period of 2013 following the conclusion of the Russian Contract in December 2013 and the commencement of lower quantities purchased under the Russian Supply Agreement in June 2013 and reflecting differences in timing of delivery.

As we accelerated the expected productive life of plant assets and ceased enrichment at the Paducah GDP in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $17.5 million and $66.7 million in the three and nine months ended September 30, 2014, and $47.7 million and $123.4 million in the three and nine months ended September 30, 2013, as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $15.6 million and $51.3 million in the three and nine months ended September 30, 2014, compared to $37.4 million and $63.8 million in the corresponding periods of 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs are now charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure;

-
Inventory charges of $1.8 million and $13.5 million in the three and nine months ended September 30, 2014, compared to $5.0 million and $15.0 million in the three and nine months ended September 30, 2013. These inventories are intended to be transferred to DOE upon final de-lease, including residual uranium in cylinders and inventories deployed for cascade drawdown, assay blending and repackaging. The Company determined that it was currently uneconomic to recover resulting residual quantities for resale.

-
Accelerated asset charges of $0.1 million in the three months and $1.9 million in the nine months ended September 30, 2014, compared to $5.3 million and $13.5 million in the corresponding periods of 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. Beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress were treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the ceasing of enrichment at the end of May 2013, and the depreciation of property, plant and equipment at the Paducah site was completed as of June 30, 2014. Additionally, an immediate asset retirement charge of $19.3 million was incurred in the second quarter of 2013 for property, plant and equipment formerly used in the enrichment process at the Paducah GDP; and

-
Power contract losses of $11.8 million in the nine months ended September 30, 2013. As a result of falling prices in power markets, the Company incurred expenses as it ceased enrichment at the Paducah GDP and canceled remaining power purchases.

Cost of sales for the contract services segment increased $19.4 million (or 571%) in the three months and $33.7 million (or 330%) in the nine months ended September 30, 2014, compared to the corresponding periods in 2013, primarily due to American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014, as well as increased absorption of fixed costs for government services contracts at the Paducah site.

Gross Profit (Loss)

Gross profit increased $24.6 million in the three months and $40.8 million in the nine months ended September 30, 2014 compared to the corresponding periods in 2013. Our margin was (4.5%) in the three months ended September 30, 2014 compared to (9.9%) in the corresponding period in 2013, and (5.8%) in the nine months ended September 30, 2014 compared to (7.0%) in the corresponding period in 2013.

Gross profit for the LEU segment increased $24.9 million in the three-month period and $41.8 million in the nine-month period primarily due to decreases in non-production expenses partially offset by lower SWU sales volume. The three- and nine-month periods benefited from higher average SWU prices and the nine-month period benefited from lower average costs per SWU, as described above.

Gross profit from the contract services segment declined $0.3 million in the three months and $1.0 million in the nine months ended September 30, 2014, compared to the corresponding periods in 2013, reflecting increased absorption of fixed costs for government services contracts at the Paducah site.

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Predecessor
	Three Months Ended September 30,
	2014	2013	Change	%
Gross profit (loss)	$(5.4)	$(30.0)	$24.6	82%
Advanced technology costs	5.3	44.5	39.2	88%
Selling, general and administrative	10.4	11.2	0.8	7%
Special charges for workforce reductions and advisory costs	0.1	3.5	3.4	97%
Other (income)	(4.8)	(35.9)	(31.1)	(87)%
Operating (loss)	(16.4)	(53.3)	36.9	69%
Interest expense	4.7	9.5	4.8	51%
Interest (income)	(0.1)	—	0.1	-
Reorganization items, net	(440.0)	—	440.0	-
Income (loss) from continuing operations before income taxes	419.0	(62.8)	481.8	767%
Provision (benefit) for income taxes	0.1	(18.5)	(18.6)	(101)%
Income (loss) from continuing operations	418.9	(44.3)	463.2	1,046%
Income from discontinued operations	—	—	—	-
Net income (loss)	$418.9	$(44.3)	$463.2	1,046%

	Predecessor
	Nine Months Ended September 30,
	2014	2013	Change	%
Gross profit (loss)	$(22.8)	$(63.6)	$40.8	64%
Advanced technology costs	56.6	150.0	93.4	62%
Selling, general and administrative	32.2	36.0	3.8	11%
Special charges for workforce reductions and advisory costs	2.1	9.6	7.5	78%
Other (income)	(39.4)	(124.2)	(84.8)	(68)%
Operating (loss)	(74.3)	(135.0)	60.7	45%
Interest expense	14.0	32.1	18.1	56%
Interest (income)	(0.5)	(0.4)	0.1	25%
Reorganization items, net	(426.9)	—	426.9	-
Income (loss) from continuing operations before income taxes	339.1	(166.7)	505.8	303%
Provision (benefit) for income taxes	(1.0)	(57.8)	(56.8)	(98)%
Income (loss) from continuing operations	340.1	(108.9)	449.0	412%
Income from discontinued operations	—	21.7	(21.7)	(100)%
Net income (loss)	$340.1	$(87.2)	$427.3	490%

Advanced Technology Costs

Advanced technology costs declined $39.2 million in the three months and $93.4 million in the nine months ended September 30, 2014, compared to the corresponding periods in 2013, reflecting a decrease in development activity under the Cooperative Agreement with DOE, which expired in accordance with its terms on April 30, 2014. Effective May 1, 2014, we continue to perform research, development and demonstration of the American Centrifuge technology under the ACTDO Agreement with UT-Battelle, as operator of ORNL, for which revenue and cost of sales are recognized in the contract services segment. We incurred $5.3 million and $12.3 million in the three and nine months ended September 30, 2014 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

Costs in the corresponding nine-month period of 2013 included construction of our American Centrifuge commercial demonstration cascade of 120 AC100 centrifuge machines and other program costs under the Cooperative Agreement. Construction of the commercial demonstration cascade was completed in April 2013.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses declined $0.8 million in the three months and $3.8 million in the nine months ended September 30, 2014, compared to the corresponding periods in 2013. In the nine-month period, compensation and benefit costs declined $2.3 million resulting from reduced staffing levels and consulting costs declined $0.8 million, compared to the corresponding period in 2013.

Special Charges for Workforce Reductions and Advisory Costs

Beginning in May 2013, the Company notified its Paducah employees of potential layoffs following the cessation of enrichment at the Paducah GDP. Special charges in the three and nine months ended September 30, 2013 included charges of $1.5 million and $3.6 million, respectively, for termination benefits consisting primarily of severance payments for the initial expected workforce reduction at the site. By the end of 2013, we believed that it was probable to incur severance costs for the remaining Paducah GDP workforce based on a full termination of activities at the site without a transfer of employees to another employer and with DOE owing a portion of this estimated amount. Additionally, special charges in the prior periods included costs for advisors on the restructuring of our balance sheet of $2.0 million in the three months and $6.7 million in the nine months ended September 30, 2013. The nine-month period of 2013 also reflected a $0.7 curtailment gain related to freezing benefit accruals under our defined benefit pension plans in 2013.

Special charges in the nine months ended September 30, 2014 consist of charges for termination benefits for workforce reductions in American Centrifuge development and headquarters operations, as well as severance accrual refinements for Paducah workforce reductions occurring in 2014. Special charges for termination benefits consist of $4.5 million in the nine-month period, less amounts paid by the Company and invoiced to DOE for its portion of Paducah employee severance of $2.4 million.

Cumulative charges for termination benefits since ceasing enrichment total $29.7 million, less $3.6 million paid by the Company and invoiced to DOE. As of September 30, 2014, workforce reductions total 705 employees at the Paducah GDP, including 503 employees in 2014, and 28 employees at American Centrifuge and headquarters.

Other (Income)

In the three and nine months ended September 30, 2014, other income included gains on sales of assets and property of $4.8 million and $5.7 million, respectively. Starting in the second quarter of 2014, several Paducah GDP related auctions and direct sales have been held as well as sales starting in the third quarter of 2014 related to ACP property no longer needed. For the nine months ended September 30, 2014, other income includes sales of $8.9 million less asset retirements and related sales expenses related to these efforts, and cash proceeds totaled $8.4 million. Additional sales of assets and property are anticipated.

DOE and the Company provided cost-sharing support for American Centrifuge activities under the Cooperative Agreement, which expired in accordance with its terms on April 30, 2014. DOE’s cost share of 80% of qualifying American Centrifuge expenditures, or $33.7 million in the nine months ended September 30, 2014, compared to $35.8 million in the three months and $124.1 million in the nine months ended September 30, 2013, was recognized as other income.

Interest Expense

Interest expense declined $4.8 million in the three months and $18.1 million in the nine months ended September 30, 2014, compared to the corresponding periods in 2013, primarily due to lower interest on our Old Preferred Stock, in the form of dividends payable-in-kind, ceased in connection with our reorganization plan under our Chapter 11 bankruptcy filing. Lower interest expense in the current period is also a result of deferred financing costs expensed as part of reorganization items (see below) rather than amortized. In addition, lower debt, and corresponding lower interest expense, resulted from the repayment of the credit facility term loan in March 2013.

Reorganization Items, Net

Beginning in the first quarter of 2014, expenses, gains and losses directly associated with our reorganization are reported as Reorganization Items, Net. The following is a summary of charges (credits) related to our bankruptcy filing and reorganization (in millions).

	Predecessor
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Professional fees	$10.4	$22.3
Expense of deferred financing costs on convertible senior notes	—	1.2
Effects of Plan:
Gain on cancellation of convertible senior notes, net	(284.7)	(284.7)
Gain on cancellation of convertible preferred stock, net	(64.1)	(64.1)
Expense of unamortized restricted stock	0.4	0.4
Gain related to the freeze of SERP benefits	(2.2)	(2.2)
Fresh Start Adjustments:
Revaluation of deferred revenue, net of deferred costs	(20.1)	(20.1)
Revaluation of inventory	(35.4)	(35.4)
Valuation of intangible assets	(260.7)	(260.7)
Remeasurement of pension and postretirement benefit obligations	94.7	94.7
Elimination of Predecessor Company accumulated other comprehensive loss related to pension and postretirement benefit obligations	121.7	121.7
Reorganization items, net	$(440.0)	$(426.9)

Refer to Note 3, "Fresh Start Accounting", of the condensed consolidated financial statements for additional information regarding effects of the Plan and fresh start accounting adjustments.

Provision (Benefit) for Income Taxes

The income tax provision from continuing operations was $0.1 million for the three months ended September 30, 2014 and the income tax benefit was $1.0 million for the nine months ended September 30, 2014. The income tax benefit from continuing operations was $18.5 million and $57.8 million for the three and nine months ended September, 2013, respectively. Included in the income tax benefit was a discrete item for reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $1.0 million for the nine months ended September 30, 2014 and $0.7 million for the corresponding period in 2013. In 2013, there was an income tax benefit from continuing operations because there was income in other components of the financial statements. In 2014, after adjustment for nontaxable Reorganization Items, there are pretax losses from continuing operations and no other components of the financial statements. Therefore, except for discrete items, there is no income tax benefit from continuing operations.

Income (Loss) from Continuing Operations

Income from continuing operations increased $463.2 million in the three months and $449.0 million in the nine months ended September 30, 2014 compared to the corresponding periods in 2013, reflecting net reorganization gains, the after-tax effects of higher gross profits due primarily to declines in non-production related expenses incurred at the Paducah GDP and higher average SWU prices, and lower interest expenses, partially offset by a decline in the income tax benefit as a result of intraperiod tax allocations.

Income from Discontinued Operations

On March 15, 2013, the Company sold its NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture, including our gain on the sale of $35.6 million, are presented under income from discontinued operations for the nine months ended September 30, 2013.

Net Income (Loss)

Net income increased $463.2 million in the three months and $427.3 million in the nine months ended September 30, 2014 compared to the corresponding periods in 2013, reflecting net reorganization gains, the after-tax effects of higher gross profits due primarily to declines in non-production related expenses incurred at the Paducah GDP and higher average SWU prices, and lower interest expenses, partially offset by a decline in the income tax benefit as a result of intraperiod tax allocations. In the nine months of the prior year, the gain on the sale of our NAC subsidiary was reported as part of discontinued operations.

2014 Outlook Update

Following the Bankruptcy Court’s confirmation of the Plan, we successfully satisfied the conditions of the Plan and emerged on the Effective Date as Centrus with a new capital structure. We emerged from bankruptcy as a stronger sponsor of the American Centrifuge project, however, the Company will continue to go through a period of transition in its core businesses. We completed the transition of the Paducah GDP back to DOE on October 21 and are continuing to take steps to appropriately reduce the size of our corporate organization. We expect to continue to execute our contract with ORNL to continue research, development and demonstration of the American Centrifuge technology through the ACTDO Agreement and largely complete the remaining demobilization of activities related to machine manufacturing and to engineering, procurement and construction of the commercial plant not included in the scope of the ACTDO Agreement.

In 2013, uranium enrichment ceased at the Paducah plant and the 20-year Megatons to Megawatts program successfully concluded. During a five-year period from 2008 to 2012, our average sales volume was approximately 11 million SWU annually. In 2013, our sales volume declined to a level that was approximately 70% of that average. In 2014, we expect our sales volume to decline to a level that is approximately 30% of that historic average with our sources of supply consisting of LEU from existing inventory, purchases from Russia under the Russian Supply Agreement and other potential supplies. We expect our sales volume going forward to be at levels consistent with our reduced sources of supply. Our cash balance at September 30 is $105.4 million, and we expect to end 2014 with a cash balance greater than $150 million.

In connection with the our emergence from Chapter 11 bankruptcy, we applied the provisions of fresh start accounting as of September 30, 2014, with results of operations and cash flows in periods ending September 30 attributed to the Predecessor Company. Fresh start accounting resulted in the selection of appropriate policies for the Successor. The significant policies disclosed in the Predecessor Company’s audited financial statements for the year ended December 31, 2013, were adopted by the Successor Company, except the Successor Company has elected an accounting policy change related to its method of recognizing gains and losses arising from its pensions and postretirement benefits for all of its plans. Historically, we recognized the actuarial gains and losses as a component of stockholders’ equity on an annual basis. We generally amortized them into operating results over the average future service period of the active employees of these plans. Going forward, we have modified our accounting policy to immediately recognize these actuarial gains and losses in the statement of operations in the period in which they arise, and the Successor Company expects to report such actuarial gains and losses on a separate line item. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Gains or losses different than annual expectations will be measured annually and recorded in the fourth quarter.

Liquidity and Capital Resources

On September 30, 2014, the Company emerged from Chapter 11 bankruptcy as Centrus Energy Corp. On the Effective Date pursuant to the Plan, the Old Common Stock, Old Preferred Stock and Old Notes of USEC Inc. were cancelled and the New Notes and New Common Stock were issued by Centrus. We believe that our strengthened balance sheet enhances our ability to sponsor the American Centrifuge project and improves our long-term business opportunities.

We ended the third quarter of 2014 with a consolidated cash balance of $105.4 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge project. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU. We have worked with customers to modify delivery schedules to provide sufficient liquidity and working capital for our operating needs. However, the timing of customer deliveries could continue to create risks to our liquidity.

Except for receipts of payments related to work performed under the ACTDO Agreement, Centrus has no revenue-generating operations, and all other revenue-generating operations are conducted at the subsidiary level. Centrus’ only source of funding of American Centrifuge activities and general corporate expenses has been funding provided under the fixed price ACTDO Agreement with ORNL and funding provided by Enrichment Corp. pursuant to the Intercompany Note entered into upon emergence from Chapter 11 bankruptcy. The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the ACTDO Agreement, American Centrifuge costs that are outside the scope of work under the ACTDO Agreement, and general corporate expenses. Although a wholly owned subsidiary of Centrus, Enrichment Corp. has a separate board of directors including independent directors (the “Enrichment Board”) and its own set of creditors.

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. However, due to the supply/demand imbalance in the nuclear fuel market, and the transition in sources of enrichment from production at the Paducah GDP and Megatons to Megawatts program, we have not added significant new SWU sales since 2012 to offset reductions in backlog resulting from deliveries. In 2014, we expect our sales volume to decline to a level that is approximately 30% of our historic average with our sources of supply consisting of LEU from existing inventory, purchases from Russia under the Russian Supply Agreement and other potential supplies. We expect our sales volume going forward to be at levels consistent with our reduced sources of supply.

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

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. On July 31, 2014, ORNL exercised its option to extend the period of performance for the ACTDO Agreement by an additional six months to March 31, 2015, which increased the amount of the contract from approximately $33.7 million to approximately $75.3 million. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 30, 2014 and approximately $6.9 million thereafter. ORNL has provided funding under the ACTDO Agreement on a monthly basis and funds currently allotted to the agreement cover the work to be performed through November 30, 2014. The agreement also provides ORNL with one additional option to extend the agreement by six months to September 30, 2015. The option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total amount of the contract including options is approximately $117 million.

The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by us under the prior Cooperative Agreement with DOE. We have demobilized portions of the program areas not being continued under the reduced scope. The costs associated with our limited demobilization activities are included in advanced technology costs through September 30, 2014. An estimated $11 million in additional costs are expected through the first quarter of 2015. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our current activities. These costs relate to securing classified and export controlled information and intellectual property, preparing to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transporting and consolidating selected materials and equipment that may be necessary for future deployment, and terminating supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also preserve our ability to remobilize certain project activities effectively at a future date. We worked with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization.

The American Centrifuge project also may be subject to further demobilization, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business. A decision to demobilize or terminate the project would result in severance costs, contractual commitments, contractual termination penalties and other related costs which would impose additional demands on our liquidity. In addition, notwithstanding our emergence from bankruptcy, we may continue to be subject to actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. Additional information is provided in our 2013 Annual Report on Form 10-K, Part I, Items 1 and 2, "Business and Properties - The American Centrifuge Plant" and Part II, Item 1A, "Risk Factors" of this report.

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

As described below under "Defined Benefit Plan Funding", we are in discussions with the Pension Benefit Guaranty Corporation ("PBGC") regarding the impact of our de-leases of the Portsmouth and Paducah GDPs and related transition of employees on our defined benefit plan funding obligations.

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Predecessor
	Nine Months Ended September 30,
	2014	2013
Net Cash (Used in) Operating Activities	$(220.3)	$(104.6)
Net Cash Provided by Investing Activities	12.3	25.7
Net Cash (Used in) Financing Activities	(0.8)	(85.6)
Net (Decrease) in Cash and Cash Equivalents	$(208.8)	$(164.5)

Operating Activities

The net operating loss of $74.3 million, net of non-cash charges including depreciation and amortization and primarily due to non-production expenses, was a use of cash flow in the nine months ended September 30, 2014. In addition, cash payments made for reorganization items of $15.6 million and interest payments of $15.9 million made to former noteholders was a use of cash flow in the period. Net reductions of the Russian Contract payables balance of $293.4 million, due to the timing of deliveries, was a significant use of cash flow in the nine months ended September 30, 2014, partially offset by the monetization of inventory purchased or produced in prior periods that provided cash flow as inventories declined $177.0 million.

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

Investing Activities

Cash proceeds from the sales of assets and property no longer needed totaled $8.4 million in the nine months ended September 30, 2014. Cash proceeds on the sale of NAC of $43.2 million were received in the nine months ended September 30, 2013. There were no capital expenditures in the nine months ended September 30, 2014 or the corresponding period in 2013.

Financing Activities

In the nine months ended September 30, 2013, payments on the credit facility term loan, including the repayment of the term loan in connection with the March 2013 credit facility amendment, totaled $83.2 million.

Working Capital (Deficit)

	Successor	Predecessor
(in millions)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$105.4	$314.2
Accounts receivable, net	90.0	163.0
Inventories, net	326.3	467.9
Convertible preferred stock	—	(113.9)
Convertible senior notes, current	—	(530.0)
Other current assets and liabilities, net	(132.3)	(463.9)
Working capital (deficit)	$389.4	$(162.7)

Defined Benefit Plan Funding

We expect to contribute $20.4 million to the defined benefit pension plans in 2014, including $20.2 million of required contributions under ERISA and $0.2 million to non-qualified plans. We have contributed $20.3 million in the nine months ended September 30, 2014. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2014. We receive federal subsidy payments for sponsoring prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

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

The PBGC has informally advised us of its preliminary view that the Portsmouth site transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan's underfunding on a termination basis, which amount differs from that computed for GAAP purposes) for the Portsmouth site transition is approximately $130 million. We informed the PBGC at the time that we did not agree that the Portsmouth de-lease and transition of employees constituted a cessation of operations that triggered liability under ERISA Section 4062(e). We also dispute the amount of the PBGC's preliminary calculation of the potential ERISA Section 4062(e) liability. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at Portsmouth. However, we have not reached a resolution with the PBGC and we have no assurance that the PBGC will agree with us or will not pursue a requirement for us to accelerate funding or take other actions to provide security.

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

In July 2014, the PBGC announced a moratorium, until the end of 2014, on the enforcement of ERISA Section 4062(e) cases. It is unclear what if any impact this may have with respect to the PBGC’s actions with respect to the Company. Regardless of the moratorium on enforcement actions under ERISA Section 4062(e), the PBGC has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with our qualified defined benefit pension plans. These authorities include, but are not limited to, requiring involuntary termination of underfunded plans and seeking liens or additional funding.

Capital Structure and Financial Resources

On September 30, 2014, the Old Common Stock, Old Preferred Stock and Old Notes of USEC Inc. were cancelled and the New Notes and New Common Stock were issued by Centrus. At September 30, 2014, our debt consisted of $240.4 million of the New Notes. The New Notes will mature on September 30, 2019. However, the Company has the right to extend the maturity date to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology. The New Notes will pay interest at a rate of 8.0% per annum. Interest will accrue from the most recent date to which interest has been paid, or if no interest has been paid, from the initial issue date. Interest will be payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company has elected to pay 3.0% per annum of interest due on the New Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. For any interest payment date from October 1, 2015 through the maturity of the New Notes, the Company has the option to pay up to 5.5% per annum of interest due on the New Notes in the form of PIK payments. The New Notes are guaranteed on a limited, subordinated and conditional basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the New Notes upon the occurrence of certain termination events (other than with respect to the unconditional interest claim). Additional terms and conditions of the New Notes are described in Note 12, "Debt", of the condensed consolidated financial statements.

Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Letters of credit of $1.6 million as of September 30, 2014 remain outstanding until their maturity.

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

On April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization had caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where a company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock continued to be listed on the NYSE during an 18-month cure period ended October 31, 2014. On October 31, 2014, the NYSE notified the Company that it had regained compliance with the NYSE continued listing standards by achieving an average 30 trading-day market capitalization above $50 million. In accordance with the NYSE rules, the Company will be subject to a 12-

month follow-up period to ensure that the Company does not fall below any of the NYSE continuing listing standards.

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, surety bonds, contractual commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2013 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2014 or December 31, 2013.

New Accounting Standards Not Yet Implemented

Reference is made to “New Accounting Standards” in Note 1 of the notes to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2014, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under the Russian Contract approximate fair value because of the short-term nature of the instruments. We have not entered into financial instruments for trading purposes. At September 30, 2014, our debt consisted of the New Notes with a balance sheet carrying value of $240.4 million. We estimate that the fair value of the toggle notes equals the carrying value based on the new capital structure resulting from the Plan of Reorganization as negotiated with the creditors.

Item 4. Controls and Procedures

Effectiveness of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Interim Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRUS ENERGY CORP.
PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

On May 30, 2013, the Company filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for three claims totaling $38.0 million.  The claims all relate to work the Company performed under contract with the U.S. Department of Energy ("DOE") during the period 2003 through 2011.  The claims for payment were denied by the DOE contracting officer under the Contract Disputes Act.  The claims include (1) a claim for $11.2 million for periods through December 31, 2009 that was denied by the DOE contracting officer by letter dated June 1, 2012, (2) a claim for $9.0 million for the year ended December 31, 2010 that was denied by the DOE contracting officer by letter dated August 15, 2012, and (3) a claim for $17.8 million for the year ended December 31, 2011 that was denied by the DOE contracting officer by letter dated August 15, 2012.  Centrus believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. Centrus and DOE have been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6 million of claims for work performed in 2003 through 2005. On July 28, 2014 the court dismissed certain claims related to damages resulting from subcontracts with DOE contractors amounting to approximately $3.8 million on a jurisdictional basis. Centrus may pursue those claims separately against the DOE contractors. Further, on August 8, 2014, the Company filed an amended complaint which provided for the dismissal of counts related to the failure of DOE to establish provisional billing rates for CY 2003 through CY 2005. On October 13, 2014, the Department of Justice filed a partial motion to dismiss seeking to dismiss for lack of jurisdiction the counts in the amended complaint relating to final indirect cost payments for CY 2003 through CY 2005. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contract Services Segment - Contract Services Receivables.”

On March 5, 2014, USEC Inc. filed a voluntary petition seeking reorganization relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court” and such case, the “Bankruptcy Case”). USEC Inc.’s subsidiaries, including Enrichment Corp., our primary operating subsidiary, were not part of the Bankruptcy Filing. On September 5, 2014, the Bankruptcy Court entered an order approving and confirming the Plan. Consummation of the Plan was subject to certain conditions set forth in the Plan. On September 30, 2014, the Effective Date, all of the conditions were satisfied or waived, and the Plan became effective and was implemented in accordance with its terms. On the Effective Date, USEC Inc.’s name was changed to Centrus Energy Corp. The Bankruptcy Case is expected to be closed later this year after completion of certain required administrative filings and payment of final claims pursuant to the Plan.

Item 1A. Risk Factors

Investors should carefully consider the risk factors below in addition to the other information in our 2013 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.

Risks Related to our Emergence from Chapter 11 Bankruptcy
The full extent to which our emergence from Chapter 11 bankruptcy will impact our business operations, reputation and relationships with our customers, employees, suppliers and regulators may not be known for some time, and there may be adverse ongoing effects associated with residual Chapter 11 bankruptcy proceedings.

Centrus recently emerged from Chapter 11 bankruptcy, which could adversely affect our business and relationships, and we continue to be subject to the risks and uncertainties associated with residual Chapter 11 bankruptcy proceedings.
It is possible that our recent emergence from Chapter 11 bankruptcy could adversely affect our business and relationships with customers, employees and suppliers, as well as with the federal government, upon which plans for the American Centrifuge project are dependent. Due to uncertainties, many risks exist, including the following:

•	key suppliers could terminate their relationship or require financial assurances or enhanced performance;

•	trade creditors could require payment in advance or cash on delivery;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities;

•	competitors may take business away from us, as our ability to attract and retain customers may be negatively impacted;

•	the operations and relationships of our wholly owned subsidiary Enrichment Corp., even though not included as a debtor in the Chapter 11 bankruptcy proceedings, may suffer; and

•	other factors as discussed elsewhere in these risk factors.

The occurrence of one or more of these events could have a material and adverse effect on our financial condition, operations and prospects. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward.
Our actual financial results after emergence from Chapter 11 bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting. Adoption of fresh start accounting and modification of our accounting policies relating to pension and postretirement benefits on a prospective basis may have a significant effect on our financial condition and future results of operations.
Upon our emergence from Chapter 11 bankruptcy, we adopted fresh start accounting in accordance with the provisions of Accounting Standards Codification Topic 852. Our consolidated financial statements also reflect all of the transactions contemplated by the Plan. Accordingly, our financial condition and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our Class A Common Stock.
As part of the adoption of fresh start accounting upon our emergence from Chapter 11 bankruptcy, fair value adjustments for the Company were made that:

•	will significantly reduce the gross profit impact of deferred revenues going forward;

•	will result in the amortization of sales backlog and customer relationship intangible assets that were created at emergence; and

•	will result in higher cost of sales as a result of increasing inventory values at emergence.

The reduction of the gross profit impact of deferred revenues going forward, the amortization of sales backlog and customer relationship intangible assets that were created at emergence, and the higher cost of sales as a result of increasing inventory values at emergence will adversely impact our results of operations in future periods.

In addition, we will evaluate the carrying value of intangible assets by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. Impairment tests are based on a comparison of estimated undiscounted future cash flows to the carrying values of long-lived assets. If impairment is indicated, the asset carrying value will be reduced to fair market value or, if fair market value is not readily available, the asset is reduced to a value determined by applying a discount rate to expected cash flows. We will also evaluate the carrying value of the excess reorganization value by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The excess reorganization value testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. However, if the carrying value is greater than the fair value, the second step is performed. An impairment charge would be recognized for the amount that the carrying value of the excess reorganization value exceeds its fair value. The fair value of the reporting unit is estimated using the net present value of projected future cash flows. In the event any of these evaluations result in an impairment, the impairment will adversely impact our results of operations and financial condition.

Historically, the Company has recognized the actuarial gains and losses as a component of stockholders’ equity on an annual basis and generally amortized them into operating results over the average future service period of the active employees of these plans. On a prospective basis, the Company has modified its accounting policy to immediately recognize these actuarial gains and losses in the statement of operations in the period in which they arise, and we expect to report such actuarial gains and losses on a separate line item. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Gains or losses different than annual expectations will be measured annually and recorded in the fourth quarter. Immediate recognition of such actuarial gains and losses in the statement of operations may cause significant fluctuations in our results of operations.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Upon our emergence from Chapter 11 bankruptcy, our Old Notes and Old Common Stock were cancelled and we issued New Notes and Class A Common Stock and Class B Common Stock. Our New Notes are not listed on any national or regional securities exchange. Shares of our Class A Common Stock are listed on the NYSE.

In the short period since the issuance of our Class A Common Stock, the price of our Class A Common Stock has been volatile and remains subject to volatility and the current market price of our Class A Common Stock may not be indicative of prices that will prevail in the future. The market price of our Class A Common Stock could be subject to wide fluctuations in response to, and the level of trading that develops with our Class A Common Stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan, our limited trading history subsequent to our emergence from Chapter 11 bankruptcy, our limited trading volume, the concentration of holdings of our Class A Common Stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part II, Item 1A of this report. The automatic conversion (with limited exceptions) of Class B Common Stock into Class A Common Stock upon the sale of Class B Common Stock could significantly adversely impact the trading price of the Class A Common Stock on the NYSE.

When issued, the New Notes represent a new issue of securities with no established trading market. The New Notes are not listed on any securities exchange. No assurance can be given that an active market will develop for the New Notes or as to the liquidity of the trading market for the New Notes. The New Notes may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations for the New Notes may not be available. In addition, the trading prices of the New Notes will depend on many factors, including prevailing interest rates, the limited trading volume of the New Notes and the other factors discussed above with respect to the Class A Common Stock.

Centrus has significant indebtedness.

Centrus emerged from Chapter 11 bankruptcy with a significant amount of indebtedness. In addition to the indebtedness under the New Notes, and despite the restructuring under the Plan, Centrus still has substantial obligations to third parties. In addition, the terms of the Indenture will not restrict Centrus, or any of its subsidiaries (including Enrichment Corp.), from incurring substantial additional indebtedness in the future.

Centrus’ substantial level of indebtedness (and other third-party obligations) could have important consequences, including:

•
the terms and conditions imposed by the documents governing its indebtedness could make it more difficult for Centrus to satisfy its obligations to its lenders and other creditors, resulting in possible defaults on and acceleration of such indebtedness or breaches of such other commitments;

•
Centrus may be more vulnerable to adverse economic conditions and have less flexibility to plan for, or react to, changes in the nuclear enrichment industry which could place Centrus at a competitive disadvantage compared to any industry competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•	Centrus may find it more difficult to obtain additional financing for future working capital, further development of the American Centrifuge Project and other general corporate requirements; and

•
Centrus will be required to dedicate a substantial portion of its cash resources to payments on the New Notes thereby reducing the availability of its cash for further development of the American Centrifuge Project and to fund its operations, capital expenditures and future business opportunities;

If Centrus incurs substantial additional indebtedness, the foregoing risks would intensify. Additional information concerning the New Notes including the terms and conditions of the New Notes are described in Note 12, "Debt", of the condensed consolidated financial statements.

Upon our emergence from Chapter 11 bankruptcy, the composition of the Board of Directors changed significantly and the Board of Directors’ ability to quickly learn our business and lead our Company will be critical to our success.
Pursuant to the Plan, the composition of the Board of Directors changed significantly. Upon emergence, the Board of Directors consisted of ten directors (now currently nine with the departure of Mr. Welch), of which five have not previously served on the Company’s Board of Directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Company’s Board of Directors and, thus, may have different views on the issues that will determine the future of the Company. Although there will be certain regulatory, contractual or other constraints on the actions of the new Board, there is no certainty that the new Board will continue to pursue, or will pursue in the same manner, our current strategic plans with respect to the American Centrifuge project or any other matter. Moreover, the new Board may elect to make changes in the current management team which could impact the direction and management of the Company.

The ability of the new directors to quickly expand their knowledge of our business plans, operations and strategies and our technologies and to obtain security clearances in a timely manner will be critical to their ability to make informed decisions about Company strategy and operations. If our Board of Directors is not sufficiently informed to make such decisions, our ability to compete effectively and profitably could be adversely affected.
The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from Chapter 11 bankruptcy.

The success of our business depends on key executives, managers, scientists, engineers and other skilled personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from Chapter 11 bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. We do not have employment agreements with our corporate executives or other key personnel, nor do we have key man life insurance policies. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity. In addition, most of the key personnel are involved in the development of the American Centrifuge technology and many of them have security clearances. The loss of these key personnel could result in delays in the deployment of the American Centrifuge project. Given the proprietary nature of centrifuge technology, we are also at risk as to its intellectual property if key employees resign to work for a competitor.

Risks Related to Our Business and Financial Condition

Centrus earns limited revenue and is dependent on intercompany support from Enrichment Corp.

Except for receipts of payments related to work performed under an agreement with UT-Battelle, LLC ("UT-Battelle"), the management and operating contractor for Oak Ridge National Laboratory ("ORNL"), for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the "American Centrifuge Technology Demonstration and Operations Agreement", or "ACTDO Agreement"), Centrus has no revenue-generating operations, and all other revenue-generating operations are conducted at the subsidiary level. Centrus’ only source of funding of American Centrifuge activities and general corporate expenses has been funding provided under the fixed price ACTDO Agreement with ORNL and funding provided by Enrichment Corp. pursuant to the secured intercompany financing (the "Intercompany Note") entered into upon emergence from Chapter 11 bankruptcy. The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the ACTDO Agreement, American Centrifuge costs that are outside the scope of work under the ACTDO Agreement, including costs of the limited demobilization and contract termination costs resulting from the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior cooperative agreement with DOE (the "Cooperative Agreement"), and general corporate expenses, including cash interest payments on the New Notes. Although a wholly owned subsidiary of Centrus, Enrichment Corp. has a separate board of directors including independent directors (the “Enrichment Board”) and its own set of creditors. Thus, the ability of Centrus to obtain funding and other support from Enrichment Corp. is dependent on a determination by the Enrichment Board that such funding is in the interest of Enrichment Corp. Although the Enrichment Board has authorized Enrichment Corp. to provide such funding and to provide a guarantee with respect to the New Notes issued under the Plan, such current and future funding and support are conditional and dependent on Enrichment Corp.’s own financial condition. The Intercompany Note is a demand note and is secured by substantially all of Centrus' assets. Enrichment Corp. may terminate the current Intercompany Note at any time which could have a material adverse effect on Centrus’ liquidity, business and prospects.

The Company has material unfunded defined benefit pension plans obligations and postretirement health and life benefit obligations. These liabilities are anticipated to require material contributions in future periods, which may divert funds from other uses and could adversely impact the Company’s liquidity.
The Company maintains pension plans, including at each of Centrus and Enrichment Corp. qualified defined benefit pension plans that are guaranteed by the Pension Benefit Guaranty Corporation ("PBGC"), a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act ("ERISA"). At September 30, 2014, the unfunded obligations for these plans were approximately $174 million (based on generally accepted accounting principles ("GAAP")). In addition, Enrichment Corp. maintains postretirement health and life benefit plans with total obligations at September 30, 2014 of approximately $212 million. These liabilities are anticipated to require material cash contributions in the future, which may divert funds from other uses and could adversely impact the Company’s liquidity depending on the timing of any required contributions or payments in relation to the Company’s sources of cash and other payment obligations. See also the Risk Factor “Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods.”
In addition the Company has been in discussion with the PBGC and its advisors regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e). On September 30, 2011, Enrichment Corp. completed the de-lease to the U.S. Department of Energy ("DOE") of the Portsmouth gaseous diffusion plant ("Portsmouth GDP") and transition of employees performing government services work to DOE’s decontamination and decommissioning contractor. Enrichment Corp. notified the PBGC of this occurrence. Pursuant to ERISA Section 4062(e), if an employer ceases operations at a facility in any location and, as a result, more than 20% of the employer’s employees who are participants in a PBGC-covered pension plan established and maintained by the employer are separated, the PBGC has the right to require the employer to place an amount in escrow or furnish a bond to the PBGC to provide protection in the event the plan terminates within five years in an underfunded state. Alternatively, the employer and the PBGC may enter into an alternative arrangement with respect to any such requirement, such as accelerated funding of the plan or the granting of a security interest. The PBGC could also elect not to require any further action by the employer. The PBGC has informally advised Enrichment Corp. of its preliminary view that the Portsmouth GDP transition is a cessation of operations that triggers liability under ERISA Section 4062(e) and that its preliminary estimate is that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis,” which amount differs from that computed for GAAP purposes) for the Portsmouth GDP transition is approximately $130 million. Enrichment Corp. informed the PBGC that it did not agree with the PBGC’s view that ERISA Section 4062(e) liability was triggered in 2011, and also disputes the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. In addition, we believe that DOE is responsible for a significant portion of any pension costs associated with the transition of employees at the Portsmouth GDP. We have engaged in discussions with the PBGC, but have not reached a resolution with the PBGC and there is no assurance that a consensual resolution will be reached.

With respect to Enrichment Corp.’s transition of the Paducah gaseous diffusion plant ("Paducah GDP"), which ceased enrichment at the end of May 2013, the PBGC informally advised Enrichment Corp. that the Paducah de-lease would be a cessation of operations when the 20% requirement is met and would also trigger liability under ERISA Section 4062(e). The 20% reduction to the active plan participants threshold was reached at Paducah in April 2014. On October 21, 2014, Enrichment Corp. de-leased and returned the remaining leased facilitates at Paducah to DOE and the remaining employees at the Paducah GDP were terminated other than a few employees that have been retained to fill positions elsewhere in the Company. The amount of any potential ERISA Section 4062(e) liability related to the transition of the Paducah GDP could be more significant than the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability in connection with the Portsmouth GDP transition of approximately $130 million. The potential amount of any ERISA Section 4062(e) liability would depend on various factors, including the amount of any underfunding under the affected defined benefit pension plan (also computed based on the plan’s underfunding on a “termination basis”), taking into account plan asset performance and changes in interest rates used to value liabilities, as well as the number of employees who are participants in the affected plan prior to any covered event and the number of such employees who leave the plan as a result of any such event.

In light of current demands on Centrus’ liquidity and depending on the timing and amount of any requirement to satisfy any such liability, Centrus might not have the cash needed to do so, which could have a material adverse effect on its liquidity and prospects.

In addition, in the event of lack of funding for the American Centrifuge project or lack of prospects for successful financing and commercialization of the American Centrifuge Plant after the completion of the ACTDO Agreement (including under any options, extensions or successor agreements thereto), the Company could demobilize all or a portion of the American Centrifuge project. The PBGC could take the position that a future decision to demobilize the American Centrifuge project, either alone or taken together with the transition of the Portsmouth GDP and Paducah GDP, could create additional potential liabilities under ERISA Section 4062(e), the amount of which would depend on the various factors described above.

In July 2014, the PBGC announced a moratorium, until the end of 2014, on the enforcement of ERISA Section 4062(e) cases. Regardless of the moratorium on enforcement actions under ERISA Section 4062(e), the PBGC has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with the Company’s qualified defined benefit pension plans. These authorities include, but are not limited to, requiring involuntary termination of underfunded plans and seeking liens or additional funding. We would also seek to defend against the assertion by the PBGC of any such authorities based on the facts and circumstances at the time. The involuntary termination by the PBGC of any of the qualified pension plans of Centrus or Enrichment Corp. would result in the termination of the limited, conditional guaranty by Enrichment Corp. of the New Notes (other than with respect to the unconditional interest claim). Most recently, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC. The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding of the qualified pension plans in the ordinary course and expects to do so, but there is no assurance that PBGC will agree with that approach. In the event that the PBGC seeks to impose any additional funding obligations or accelerated funding requirements related to such plans, in light of current demands on Centrus’ liquidity and depending on the timing and amount of any requirement to satisfy any such liability, Centrus might not have the cash needed to do so, which could have a material adverse effect on its respective liquidity and prospects.

Our failure to maintain compliance with the listing requirements of the New York Stock Exchange could result in a delisting of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock.

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

In addition, on April 30, 2013, we received notice from the NYSE that the decline in our total market capitalization had caused us to be out of compliance with another of the NYSE's continued listing standards. The NYSE listing requirements require that a company maintain an average market capitalization of not less than $50 million over a consecutive 30 trading-day period where the company's total stockholders' equity is less than $50 million. In accordance with the NYSE's rules, we submitted a plan advising the NYSE of definitive action we have taken, or are taking that would bring us into conformity with the market capitalization listing standards within 18 months of receipt of the letter. On August 1, 2013, the NYSE accepted our plan of compliance and our common stock continued to be listed on the NYSE during the 18-month cure period ended October 30, 2014. On September 30, 2014, we emerged from bankruptcy with a substantially different capital structure. In connection with our emergence from Chapter 11 bankruptcy, all shares of USEC Inc. Old Common Stock were cancelled and our Class

A Common Stock was issued pursuant to the Plan and listed on the NYSE starting on September 30, 2014. Trading of Centrus shares (NYSE: LEU) since emergence has resulted in our market capital being over $50 million. On October 31, 2014, the NYSE notified us that we had regained compliance with the NYSE continued listing standards. However, in accordance with the NYSE's Listed Company Manual, the Company will be subject to a 12-month follow-up period within which the Company will be reviewed to ensure that the Company does not once again fall below any of the NYSE's continued listing standards. If within this 12-month period the Company is again determined to be below any of the continued listing standards, the Company will be subject to further review and potential action by the NYSE, which, depending on circumstances, may include truncating the compliance procedures or beginning the initiation of NYSE trading suspension procedures. The Company will, in addition, be subject to the NYSE normal continued listing monitoring. Given the limited period of trading since our emergence from Chapter 11 bankruptcy and the substantially changed capital structure of the Company, among other factors, there is no assurance that we will continue to meet the NYSE's continued listing standards including with respect to total stockholders' equity and average market capitalization.

A delisting of our Class A Common Stock by the NYSE and the failure of our Class A Common Stock to be listed on another national exchange could have significant adverse consequences. A delisting would likely have a negative effect on the price of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock. We have no assurance that we would be eligible for listing on an alternate exchange.

The cessation of enrichment at the Paducah GDP could have a material adverse effect on the Company’s business and prospects.

We ceased enrichment at the Paducah GDP at the end of May 2013. On October 21, 2014, we completed the de-lease and return of the leased facilities at the Paducah GDP to DOE pursuant to the Framework Agreement entered into on June 17, 2014 with DOE.

Under the lease for the Paducah GDP, Centrus has no obligation for decontamination and decommissioning of the Paducah GDP. The de-lease and return of the leased facilities at the Paducah GDP was completed on October 21, 2014 and in connection with closing out the de-lease, the costs incurred in returning the Paducah GDP to DOE in accordance with the lease, including removing nuclear material and removing lessee-generated waste could be greater than anticipated, which could negatively impact our results of operations. In preparation for the return of the Paducah GDP to DOE, the Company has moved the uranium inventories held at the Paducah GDP to other licensed commercial nuclear facilities. We expect to manage this inventory under agreements with the operators of the facilities and will depend on these operators to provide essential services to the Company, including receiving, managing, protecting, and delivering these inventories as needed, and in some cases, transferring inventories into cylinders that are suitable for transportation and delivery to other processors. All services are provided at our cost and we are dependent upon the performance of these services in a timely manner. In addition, the Company may need to bear the cost and risk of further transportation of all or part of the inventory from these facilities to other facilities where it can be made available in the future to customers to whom the Company is obligated to supply the material. These costs and risks are different and potentially greater than the past costs and risks associated with inventory management at the Paducah GDP.
The cessation of enrichment at the Paducah GDP could also have significant impacts on our existing business, including:

•
There will be a transition period of at least several years until Centrus will have further clarity regarding its commercialization plans for the American Centrifuge Plant ("ACP"). During this period, the Company will no longer be enriching uranium and will only be making sales from its existing inventory, from its future purchases under the 10-year commercial supply agreement with Russia (the "Russian Supply Agreement") and from other potential supplies. The Company has an objective of minimizing the period of transition until it has a new source of domestic U.S. enrichment production. However, there is currently no definitive timeline for the American Centrifuge Plant deployment to provide this source of production and the economics of the American Centrifuge project and the Russian Supply Agreement are severely challenged as a result of current enrichment market conditions. Absent a definitive timeline for deployment of the American Centrifuge Plant, efforts to pursue the American Centrifuge project, to implement the Russian Supply Agreement or to pursue other options could be adversely affected by this lack of certainty in timing and could threaten Centrus’ overall viability.

•
The cessation of enrichment at the Paducah GDP could adversely affect the Company’s relationships with a variety of stakeholders, including customers. Customers could ask the Company to provide adequate assurances of performance under existing contracts that could adversely affect its business. Customers may also not be willing to modify existing contracts, some of which may need to be revised to permit acceptance of low enriched uranium ("LEU") from anticipated supply sources during the transition period. The cessation of enrichment at the Paducah GDP could also adversely affect the Company’s ability to enter into new contracts with customers, including its ability to contract for the output of the American Centrifuge Plant and for the material purchased under the Russian Supply Agreement.

All of these factors could have a significant adverse effect on Centrus’ results of operations and financial condition, and correspondingly on Centrus’ ability to achieve its strategic initiatives.

The long-term success of our LEU business depends on our ability to deploy competitive gas centrifuge enrichment technology.

We ceased enrichment at the Paducah GDP at the end of May 2013. The economics, timing and ability of Centrus to commercialize an advanced uranium enrichment centrifuge technology as a replacement for the Paducah GDP are uncertain. Moreover, the construction and deployment of the ACP is a large and capital-intensive undertaking that is subject to significant risks and uncertainties. If we are unable to successfully and timely finance and deploy the ACP or an alternative enrichment technology on a cost-effective basis due to the risks and uncertainties described herein or for any other reasons, our gross profit margins, cash flows, liquidity and results of operations would be materially and adversely affected and our business would likely not remain viable over the long term.

Current enrichment market conditions are severely challenging the economics of the American Centrifuge project and our ability to finance and proceed with commercialization of the project.

Centrus' plan and timing for proceeding with the financing and commercialization of the American Centrifuge project are uncertain. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, the status of the supply chain for centrifuge manufacturing and plant support systems, market demand and market prices for LEU, financing costs and other financing terms. An oversupply of nuclear fuel available for sale has increased over time as approximately 60 reactors in Japan and Germany have been taken off-line in the aftermath of the March 2011 tsunami that caused irreparable damage to four reactors in Japan. The economics of the project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for separative work units ("SWU") which are now at their lowest levels in more than a decade. At current market prices, we do not believe that our prior plans for commercialization of the American Centrifuge project are economically viable without additional government support beyond the $2 billion loan guarantee funding that we applied for from DOE. In addition, low prices for competing fuels such as natural gas and subsidized renewables in the United States could slow the deployment of new base load nuclear power capacity and has resulted in early retirement of five nuclear plants in the United States. Based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, which could continue to adversely affect market prices. If there is further delay or reduction in the number of Japanese reactor restarts, the supply/demand imbalance and its impact on market prices and therefore project economics could worsen. We have also experienced construction cost pressures including inflation due to delays in deployment of the project that are impacting the project economics. In addition, actions the Company has taken as part of the limited demobilization due to the reduction in scope of work from the Cooperative Agreement to the ACTDO Agreement or any future demobilization may also adversely impact project economics including as a result of the time and cost associated with project remobilization.

Uncertainty regarding continued funding under the ACTDO Agreement, as well as other uncertainties and risks related to implementation of that contract, could adversely impact our results of operations, our ability to commercially deploy the American Centrifuge technology, and our business.

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. On July 31, 2014, ORNL exercised its option to extend the period of performance for the ACTDO Agreement by an additional six months to March 31, 2015, which increased the total amount of the contract from approximately $33.7 million to approximately $75.3 million. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 31, 2014 and approximately $6.9 million thereafter. The agreement also provides ORNL with one additional option to extend the agreement by six months to September 30, 2015. The option is priced at approximately $41.7 million. ORNL may exercise its option by providing notice 60 days prior to the end of the term of the agreement. The total amount of the contract including options is approximately $117 million. We could incur cost overruns if the costs we incur for the work required to be performed under the ACTDO Agreement exceed the firm fixed funding provided thereunder, which cost overruns could adversely impact our results of operations.

As with the prior Cooperative Agreement, the ACTDO Agreement is incrementally funded. ORNL has provided funding under the ACTDO Agreement on a monthly basis, and funds currently allotted to the ACTDO Agreement are expected to cover the work to be performed through November 30, 2014. Funding in the current government fiscal year 2015 is being provided through a combination of carryover of prior year funds and the continuing resolution enacted in September 2014 that funds the government through December 11, 2014. Additional funding will be needed to maintain the program through government fiscal year 2015. While the Administration’s budget for government fiscal year 2015 did not include funding for the American Centrifuge technology, the House Committee on Appropriations and the Senate Appropriations Subcommittee on Energy and Water Development have included $96 million and $110 million of funding respectively in their government fiscal year 2015 appropriations bills to maintain domestic centrifuge uranium enrichment technology that can be used to continue funding of the ACTDO Agreement. Appropriations for government fiscal year 2015 will require further action from both Congress and the President which may take the form of additional continuing resolutions or an omnibus appropriations bill. While USEC expects that such continuing resolutions or appropriations bills or a combination thereof will provide sufficient funding to maintain the program through government fiscal year 2015, USEC has no assurance that such funding will be made available. Further, a lack of additional funding could limit UT-Battelle’s ability to exercise the remaining option period. If additional government funding is not provided during the term of the ACTDO Agreement, including for any option periods, or upon completion of such agreement, USEC could further demobilize or terminate the American Centrifuge project, which would result in severance costs, contractual termination penalties and other related costs that could adversely impact our results of operations, our ability to commercially deploy the American Centrifuge technology and the long-term viability of our LEU business.

Future government support and funding for the American Centrifuge program following the current contract with ORNL is uncertain, as is our continued role in a government program.

DOE instructed UT-Battelle, the management and operating contractor for ORNL, to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and that supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL and Centrus entered into the ACTDO Agreement. However, the scope of and our role in a program after completion of the current ACTDO Agreement with ORNL are uncertain, and we have no assurance that the U.S. government will continue to support the project beyond the current subcontract or beyond the current funding available for that subcontract. There is no assurance regarding what option, if any, DOE will pursue to maintain a domestic enrichment capability, regarding the timing of a DOE decision, or as to the scope, schedule, cost and funding of such option and whether Congress will support and fund such option. Despite the technical progress that has been made to confirm the technical readiness of the American Centrifuge technology for deployment, if additional funding is not in place to continue the American Centrifuge project, if Enrichment Corp. discontinues its funding of the Company, if DOE determines not to continue the program or our role in the program is discontinued, or if we determine there is no longer a viable path to commercialization of the American Centrifuge project, we could further demobilize or terminate the project. See the Risk Factor “Centrus could further demobilize or terminate the American Centrifuge project in the future, which could have a material adverse effect on its liquidity, business and prospects.”

Centrus could further demobilize or terminate the American Centrifuge project in the future, which could have a material adverse effect on its liquidity, business and prospects and could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the New Notes.

Actions Centrus may take with respect to the American Centrifuge project could have significant adverse consequences on its business. Any further demobilization or the termination of the American Centrifuge project, could raise doubt about Centrus’ long-term viability and could result in actions by third parties that could give rise to events that individually, or in the aggregate, impose significant demands on its liquidity. For example, the PBGC could take the position that a further demobilization or termination of the American Centrifuge project, either alone or taken together with actions related to the transition of the Paducah GDP to DOE, create potential liabilities under ERISA. Any additional demobilization or the termination of the American Centrifuge project could also result in actions by vendors, customers, creditors and other third parties in response to Centrus’ actions or based on their view of its financial strength and future business prospects. In addition, Centrus could incur significant costs in connection with any additional demobilization or termination of the American Centrifuge project that could put significant demands on its liquidity. Centrus currently estimates that it could incur total employee related severance and benefit costs of approximately $13 million for all American Centrifuge workers in the event of a full demobilization of the project. Depending on the length of the demobilization period, Centrus would also incur significant costs related to the execution of the demobilization in addition to the costs described above. Centrus’ actual costs could be greater than these estimates. Continued funding to Centrus from Enrichment Corp. would also be in doubt in this scenario. Such actions may have a material adverse impact on Centrus’ ability to deploy the American Centrifuge technology, on Centrus’ results of operations and liquidity, and on the long-term viability of the LEU business.

Termination of the American Centrifuge project could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the New Notes (other than with respect to the unconditional interest claim).

Actions Centrus has taken or may take in the future to reduce spending on the American Centrifuge project may have adverse consequences on the American Centrifuge project.

As a result of the reduction in DOE funding and scope of work for the American Centrifuge project under the ACTDO Agreement as compared to the scope of work under the prior Cooperative Agreement, Centrus undertook a limited demobilization of certain American Centrifuge project activities. This limited demobilization has and any further reductions in spending on the American Centrifuge project would:

•
cause Centrus to implement worker layoffs and potentially lose additional key skilled personnel, all of whom have security clearances, which could be difficult to re-hire or replace, and incur severance and other termination costs;

•
cause Centrus to need to suspend or to terminate contracts with suppliers and contractors involved in the American Centrifuge project and make it more difficult to obtain key suppliers for the American Centrifuge Plant and preserve the manufacturing infrastructure developed over the last several years; and

•
delay deployment of the American Centrifuge project and increase its overall cost, which could adversely affect the overall economics of the project and Centrus’ ability to successfully commercialize the American Centrifuge technology.

Such actions may have a material adverse impact on Centrus’ ability to deploy the American Centrifuge technology, on its liquidity, and on the long-term viability of Centrus’ LEU business.

The potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC agreement and our other agreements with DOE, or to require modifications to such agreements that are materially adverse to Centrus’ interests, may have adverse consequences on the Company.

DOE consented to the assumption by Centrus of the agreement dated June 17, 2002, as amended, between the Company and DOE (the "2002 DOE-USEC Agreement") and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and Centrus under those agreements as part of Centrus' bankruptcy process. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including the following milestones:

•	June 2014 - Commitment to proceed with commercial operation;

•	November 2014 - Secure firm financing commitment(s) for the construction of the commercial American Centrifuge Plant with an annual capacity of approximately 3.5 million SWU per year;

•	July 2017 - Begin commercial American Centrifuge Plant operations;

•	September 2018 - Commercial American Centrifuge Plant annual capacity at 1 million SWU per year; and

•	September 2020 - Commercial American Centrifuge Plant annual capacity of approximately 3.5 million SWU per year.

DOE has full remedies under the 2002 DOE-USEC Agreement if Centrus fails to meet a milestone that would materially impact its ability to begin commercial operations of the American Centrifuge Plant on schedule, and such delay was within Centrus’ control or was due to its fault or negligence or if Centrus abandons or constructively abandons the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge project.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet an American Centrifuge Plant milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The Company notified DOE that it had not met the June 2014 milestone within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones.

The parties may not be able to reach agreement on appropriate modifications to the agreements in the future and DOE may seek to exercise remedies under such agreements. Moreover, even if the parties reach agreement on modifications to such agreements, there is no assurance that such modifications will not impose material additional requirements, provide DOE with material additional rights or remedies or otherwise affect the overall economics of the American Centrifuge Plant and the ability to finance and successfully deploy the project. Any of these actions could have a material adverse impact on the Company’s business and prospects.

Centrus also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes completion of the cascade demonstration test program and national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). Centrus also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at its expense for commercial purposes (including a right to sublicense), which may be exercised only if Centrus misses any of the milestones under the 2002 DOE-USEC Agreement or if Centrus (or its affiliate or entity acting through it) is no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology. Such commercial purposes license is subject to payment of an agreed upon royalty to Centrus, which shall not exceed $665 million in the aggregate. Any of these actions could have a material adverse impact on Centrus’ business and prospects.

The continued effects on the industry of the March 11, 2011 earthquake and tsunami in Japan could materially and adversely affect our business, results of operations and prospects.

The nuclear fuel industry continues to be affected by the aftermath of the March 2011 earthquake and tsunami in Japan that irreparably damaged nuclear reactors at Fukushima. The restart of reactors in Japan has taken significantly longer than initially estimated and none of the 50 reactors in Japan is in operation today. Twenty reactors have applied for restart with regulatory authorities, but no reactor is expected to return to operational status before 2015. The Japanese Nuclear Regulatory Authority has stated that it will take a minimum of six months to review a reactor seeking to restart, after which utilities must obtain consent from local authorities to commence operations. Germany has shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, the shutdown of any reactor contributes to the excess supply in the market.

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

The effects of the March 2011 earthquake and tsunami in Japan, and other market conditions, have impacted our ability to finance and deploy the ACP, including obtaining financing in the timeframe needed and the overall economics of the project. Funding following the ACTDO Agreement, as well as the economics, financing and timing of commercial deployment, are uncertain. Our ability to finance the project could also be further adversely impacted by the potential extended duration of the current supply/demand imbalance in the market for LEU. In addition, while we have discussed with Japanese export credit agencies financing up to $1 billion of the cost of constructing the ACP, the availability of such potential funding could be adversely affected by the impacts of the events in Japan and the delay in commercial deployment. There is no assurance that the Japanese export credit agencies will not shift their priorities in the future or otherwise be unable to provide financing in the amount needed. If our ability to obtain Japanese export credit agency financing was adversely affected, this would also adversely affect the ability to obtain a DOE loan guarantee and construct the ACP.

The March 2011 events in Japan could also have a material and adverse impact on the nuclear energy industry in the long term. The impact of the events could harm the public’s perception of nuclear power and could raise public opposition to the planned future construction of nuclear plants. Some countries may delay or abandon deployment of nuclear power as a result of the events in Japan. Italy has renewed its moratorium on nuclear power and other European Union countries are reviewing their future plans for nuclear power. Countries have undertaken new safety evaluations of their plants and how well they operate in situations involving earthquakes and other natural disasters and other situations involving the loss of power. Several investment banks have exited uranium trading and spot demand has declined. The uranium market continues to be oversupplied and prices remain under downward pressure because of the continued delay of reactor restarts in Japan. Demand for nuclear fuel could be negatively affected by such actions, which could have a material adverse effect on our results of operations and prospects.

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

We are dependent on purchases of Russian LEU, existing inventory and future purchases from other suppliers to meet our obligations to customers.

With the cessation of enrichment at the Paducah GDP, we are now dependent on purchases of Russian LEU and existing inventory to meet our obligations to customers. While we plan to acquire alternative sources of supply in the market given the current oversupply, the availability, cost and terms of such alternative sources of supply are uncertain. A significant delay in, or stoppage or termination of, deliveries of LEU from Russia under the Russian Supply Agreement or a failure of the LEU to meet quality specifications set forth in such agreements, could adversely affect our ability to make deliveries to customers and would adversely affect revenues and results of operations. A delay, stoppage or termination could occur due to a number of factors, including logistical or technical problems with shipments, commercial or political disputes between the parties or their governments, or a failure or inability by either party to meet the terms of such agreements. Geopolitical events such as the events in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers. An interruption of deliveries under the Russian Supply Agreement could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Depending upon the reasons for the interruption and subject to limitations of liability and force majeure terms under sales contracts as well as the availability, cost and terms of alternative sources of supply, we could be required to compensate customers for a failure or delay in delivery. An interruption of deliveries under the Russian Supply Agreement could adversely impact our results of operations, business and prospects.

We may be unable to sell all of the commercial Russian LEU that is purchased under the Russian Supply Agreement for prices that cover our purchase costs, which could adversely affect profitability and the viability of our business; restrictions on imports or sales of Russian LEU could adversely affect the ability to sell commercial Russian LEU purchased under the Russian Supply Agreement.

We may not achieve the anticipated benefits from the Russian Supply Agreement because of current market prices for LEU and restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation. The price we are charged for the SWU component of Russian LEU under the Russian Supply Agreement is determined by a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points, but may result in prices that are not aligned with the prevailing market prices when those prices are depressed, as is currently the case. Currently, the price we pay for Russian LEU is above market prices. Further, there are floor prices applicable to the calculation of the price for such SWU. The agreement provides for reexamination of a key element of the pricing formula in later years to account for significant increases or decreases in market prices. We expect this will result in a reduction in the price we would pay in those years, but there can be no assurance that an unexpected change involving significant market price increases in the next several years will not occur that could lead to a different result. These factors may limit our ability to make new sales at prices that exceed the purchase price we pay for the Russian LEU. While the prices included in existing sales contracts in our backlog currently exceed the price we pay for Russian LEU, our ability to place Russian LEU into backlog contracts is subject to U.S. import limitations and, in some cases, the contracts’ terms.

As stated previously, the Russian Supply Agreement provides for the supply by TENEX of commercial Russian LEU to the Company over a ten-year period with deliveries beginning in 2013. Sales of Russian LEU are more challenging than sales of material produced in the United States by us. Some of our customers are unable or unwilling to accept Russian LEU. In addition, we may not achieve the anticipated benefits from the Russian Supply Agreement because of restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation. These imports (other than LEU we previously imported under the Russian Contract under the Megatons to Megawatts program) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. Under the Russian Supply Agreement, we have the right to use a portion of the import quotas to support sales in the United States of SWU purchased under the Russian Supply Agreement beginning in 2014. Prior to the expiration of the quotas at the end of 2020, we will not be able to import for consumption in the United States LEU delivered to us under the Russian Supply Agreement in excess of the portion of the quotas available to us, except for imports that are expressly excluded from the quotas (e.g., LEU for use in fabricating initial fuel cores for any U.S. nuclear reactors entering service for the first time). We may need to procure LEU from other sources or take other actions to service our U.S. customers that we are unable to supply from SWU purchased under the Russian Supply Agreement. Further, the LEU that we cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States, but the ability to sell to those utilities may be limited by policies of foreign governments or regional institutions that seek to restrict the amount of Russian LEU purchased by utilities under their jurisdiction, as well as requirements that LEU imported into the United States to be used to fabricate fuel for foreign customers must be processed and re-exported within a certain period of time. The U.S. Department of Commerce has agreed that so long as our existing Japanese customers hold imported Russian LEU from us in dedicated storage, they are not required to re-export the material under these time limits until it is withdrawn from storage, but the fact that the time limits on re-export will apply once the material is withdrawn may create uncertainty for Japanese utilities contemplating the use of such storage. As a result, they may resist taking Russian LEU from us. Further, geopolitical events such as the events taking place in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers.  Even in the absence of sanctions or other legal restrictions, customers may be unwilling to agree to purchase or amend contracts to permit delivery of the Russian LEU. Accordingly, there is no assurance that we will be successful in our efforts to sell this LEU in the United States or outside of the United States.

We have worked with and expect to continue to work with TENEX to adjust the terms, including quantities, under the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our contract backlog, and restrictions on the sale of Russian LEU.  We have no assurance that we will be successful in our efforts to make adjustments to the Russian Supply Agreement in the future.

Even if market conditions improve, we may not obtain a loan guarantee from DOE and other financing needed to build commercial capacity using the American Centrifuge technology and could demobilize or terminate the project.

We applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program in July 2008 to construct commercial capacity using the American Centrifuge technology. Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the Cooperative Agreement. DOE indicated that the application for a DOE loan guarantee would remain pending. Although we have successfully completed the Cooperative Agreement and have begun work under the ACTDO Agreement and notwithstanding that we have implemented the restructuring described in the Plan, DOE has given no assurance that a loan guarantee would be provided when market conditions improve sufficiently to support commercialization of the American Centrifuge project. We intend to continue to pursue financing for the ACP in the future, including a DOE loan guarantee; however, there is no assurance that we will be successful in obtaining a DOE loan guarantee. Factors that could affect our ability to obtain a DOE loan guarantee include:

•	the ability to address DOE’s financial concerns to DOE’s satisfaction;

•	the ability to address any additional concerns that may be raised by DOE as part of its review of our loan guarantee application in the future;

•	the ability to demonstrate to DOE that we can obtain the capital needed to complete the ACP;

•	reliance on the continued support of our strategic investor, Toshiba and obtaining access to financing from the Japanese export credit agencies;

•	the ability to reach agreement with DOE regarding the terms of a loan guarantee conditional commitment;

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

We may take actions in the future if we determine at any time that we do not see a path forward to commercializing the American Centrifuge project, including if we see increased uncertainty with respect to our prospects for obtaining a loan guarantee or other government support, or for other reasons, including as needed to preserve our liquidity. Further cuts in project spending and staffing could make it even more difficult to remobilize the project and could lead to more significant delays and increased costs and potentially make the project uneconomic. Termination of the American Centrifuge project could have a material adverse impact on our business and prospects because the long-term competitive position of our LEU business depends on the successful deployment of competitive gas centrifuge enrichment technology.

Commercial deployment of the American Centrifuge plant would require significant additional capital, and the sources and timing of obtaining such capital is uncertain and could result in changes in our anticipated ownership of or role in the project.

Our ability and the timing to proceed with the financing and commercial deployment of the American Centrifuge technology, including the availability of additional government support for deployment of a national security capacity or for commercial deployment, are uncertain. We do not currently have any funding in place for the project following completion of the ACTDO Agreement and, as discussed above, the government’s plans for continuation of the program or for proceeding with a national security capacity and the timing thereof are uncertain. We anticipate that funding will be needed for the project for the period from completion of the current or any subsequent program until the receipt of financing for commercial deployment. The amount of any such funding would depend on a number of factors including whether the government has proceeded with the deployment of a national security capacity as well as the timing of commercial deployment in light of market conditions and the length of time until financing could be obtained for a commercial plant, and is subject to uncertainty.

If we proceed with commercialization of the American Centrifuge project, we expect to need at least $4 billion of capital in order to commercially deploy the ACP based on prior estimates of cost and schedule of commercial deployment. These estimates of costs and schedule for commercial deployment would need to be revised and would depend on a number of factors, including timing and scope of commercial deployment, the government’s decisions with respect to deployment of a national security capacity and remobilization costs, but we would expect the capital needed for commercial deployment would continue to be substantial. While a portion of that capital could include cash generated by the project during startup and additional capital contributions from our operations, the majority of the capital will need to come from third parties. We have applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, and we have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on receiving a DOE loan guarantee. While we have no assurance that those capital sources would be available at the time of commercial deployment, we previously anticipated that under such a financing plan the potential remaining sources for capital could include cash generated by the project during startup, available cash flow from Enrichment Corp.’s operations and additional third-party capital. We are uncertain regarding the amount of cash flow from operations that will be available to fund the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah gaseous diffusion plant and potential requirements for cash flow to satisfy pension and postretirement benefits, cash interest payments on the Company's notes and other obligations. The amount of capital that we would be able to contribute to the project going forward would also impact our share of the ultimate ownership of the project, which would be reduced as a result of raising equity and other capital to deploy the project. We do not currently have sufficient funds available to invest in the equity of the American Centrifuge project in order to retain a meaningful economic stake in the project to the extent it is commercialized.

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

Increased costs and cost uncertainty could adversely affect our ability to finance and deploy the ACP.

There are significant carrying costs associated with the ACP project and maintaining the project infrastructure. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the prior Cooperative Agreement with DOE. The reduced scope of work does not include activities related to engineering, procurement and construction of the commercial plant; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. In order to align its continued activities with the funding provided under the ACTDO Agreement, Centrus carried out a limited demobilization of those activities not included in the ACTDO Agreement scope of work. In connection with obtaining any financing in the future for commercial deployment we would need to re-establish a number of suppliers to complete the project. We may not be able to utilize prior suppliers and the costs of using or developing new suppliers may be significantly higher than prior cost estimates. Further suppliers may not be willing to provide contracts on terms that are acceptable to us or potential lenders or at all. The cost and schedule for the project would depend on a large variety of factors, including how we ultimately deploy the project and the timing thereof, decisions by DOE and Congress on whether to extend, revise or terminate the ACTDO Agreement or a successor program and on the preferred option (if any) for maintaining a domestic enrichment capability to meet national security requirements as well as the scope, schedule, cost and funding for such option, the outcome of future discussions with suppliers, changes in commodity and other costs, and the ability to develop and implement cost saving and value engineering actions. There is no assurance that we will achieve required schedule or target costs for the project or that we will develop a viable business plan for commercial deployment that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which as described above is not supported by current enrichment market conditions without additional government support.

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

The target output for the American Centrifuge Plant is based on assumptions regarding performance and availability of centrifuge machines and related equipment and actual performance may be different than expected. Factors that can influence performance include:

•	the performance and reliability of individual centrifuge components;

•	the availability and performance of plant support systems;

•	the operable lives of individual components and the level of maintenance required to sustain overall plant availability;

•	the ability to acquire or manufacture replacement parts for centrifuges or plant support systems when needed; and

•	differences in actual commercial plant conditions from the conditions used to establish and test design criteria.

In particular, work under the ACTDO Agreement includes addressing an issue identified in February 2014, following successful completion of the 60-day commercial demonstration cascade operation test at the end of 2013. While details are classified, failure to resolve this issue would increase maintenance costs over the life of a centrifuge plant that could impact commercial plant economics. As with other matters that the Company has addressed throughout the American Centrifuge technology development program, mitigating actions are being evaluated and implemented and are expected to successfully resolve the issue; however, there is no assurance that the issue will be resolved and will not impact overall plant availability, plant economics including capital required for construction, and costs of maintenance and operation.

Failure to achieve targeted performance over the life of the American Centrifuge Plant could affect the overall economics of the American Centrifuge Plant and the ability to finance and successfully deploy the project. This could have a material adverse impact on the Company’s business and prospects.

We face risks associated with reliance on third-party suppliers. In particular, we rely on third-party suppliers for key components for the AC100 machine. There is no assurance that we will be able to re-establish suppliers for such components for the commercial deployment of the technology.

We rely on third-party suppliers to provide essential services to the Company, such as the storage and management of inventory, transportation and radiation protection. We face the risk that those third-party service providers may not perform on time, with the desired quality or at all for a variety of reasons, many of which are outside our control. Alternative third-party suppliers may not be readily available or may be more costly. As a result of such risks, we may be unable to meet our customer commitments, our costs could be higher than planned, and our relationship with customers could be negatively affected, all of which could adversely affect our results of operations and business.

Periodically, events or issues arise that may affect the performance of our suppliers.  In such circumstances, we will take appropriate steps to ensure that such issues are addressed in a manner that minimizes the impacts to the Company and our customers and that meets our high standards for ethical business conduct.  However, there can be no assurance that when such issues arise or otherwise, that the steps we are able to take will effectively address those risks and minimize potential impacts to the Company and our customers.  Unless adequately addressed, such events or issues could adversely affect our results of operations and business.

In particular, we rely on third-party suppliers for key American Centrifuge components. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that we conducted under the prior Cooperative Agreement with DOE. The reduced scope of work does not include activities related to engineering, procurement and construction of the commercial plant; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. Following the Cooperative Agreement, in order to align its continued activities with the funding provided under the ACTDO Agreement, Centrus carried out a limited demobilization of those activities not included in the ACTDO Agreement scope of work. As a result, contracts with key suppliers were terminated or suspended.

It is uncertain whether we will be able to re-establish contracts with prior suppliers when market conditions permit commercial deployment or if such suppliers will remain willing or able to provide the necessary components. There are a limited number of potential suppliers for these key components and finding alternate suppliers could be difficult, time consuming and costly. Because of this, our ability to obtain favorable contractual terms with these suppliers may be limited.

We are dependent on the continued cooperation and support of Toshiba.

Toshiba has been an important strategic partner to us in our effort to deploy the American Centrifuge project. Their support was evidenced in the investment transactions that resulted in Toshiba acquiring the Old Preferred Stock and agreeing to make additional investments conditioned upon, among other things, progress in obtaining a loan guarantee from DOE. Although the conditions were not satisfied prior to our bankruptcy petition, and thus no additional investments were made, Toshiba has continued to evidence its support and continues to maintain its investment in Centrus. If Toshiba were to withdraw its support for the American Centrifuge project, it could have a significant adverse impact on our ability to deploy the ACP and on our business and prospects. The ability to obtain Japanese ECA financing is highly dependent on the continued support by Japanese industry. If the ability to obtain Japanese ECA financing were adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the ACP.

Changes in the price for SWU or uranium could affect gross profit margins and the ability to service indebtedness and finance the American Centrifuge project

As previously discussed, the events at Fukushima and its aftermath have negatively affected the balance of supply and demand, and there is limited uncommitted demand for LEU prior to the end of the decade. This supply/demand imbalance was reflected in lower uranium and nuclear fuel prices during 2012, 2013 and 2014. These market prices for our products are at their lowest levels in more than a decade. Changes in the price for SWU and uranium are also influenced by numerous other factors, such as:

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

The price we are charged for the SWU component of Russian LEU under the Russian Supply Agreement is determined by a formula that combines a mix of price points and other pricing elements. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points, but may result in prices that are not aligned with the prevailing market prices when those prices are depressed, as is currently the case. Currently, the price we are paying for Russian LEU is above market prices. Further, there are floor prices applicable to the calculation of the price for such SWU. The agreement provides for reexamination of a key element of the pricing formula in later years to account for significant increases or decreases in market prices. We expect this will result in a reduction in the price we would pay in those years, but there can be no assurance that an unexpected change involving significant market price increases in the next several years will not occur that could lead to a different result. These factors may limit our ability to make new sales at prices that exceed the purchase price we pay for the Russian LEU. While the prices included in our existing sales contracts in our backlog currently exceed the price we pay for Russian LEU, our ability to place Russian LEU into our backlog contracts is subject to U.S. import limitations and, in some cases, the contracts' terms.

We face significant competition from three major producers who may be less cost sensitive or may be favored due to national loyalties and from emerging competitors.

We compete with three major producers of LEU, all of which are wholly or substantially owned by governments: Areva (France), Rosatom/TENEX (Russia) and Urenco (Germany, Netherlands and the United Kingdom). These competitors use centrifuge technology to enrich uranium. In addition, Urenco is currently expanding its centrifuge production capacity.

There is also the potential that any of these suppliers will further increase their expansion rates in the long term from what they have announced, or for Areva to proceed with a currently suspended planned expansion in the United States. All of these represent competition in our efforts to sell SWU, including output from the ACP. We also face competition from China and others.

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

Dependence on our largest customers could adversely affect us.

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

We are seeing increased price competition as competitors and secondary suppliers lower their prices to sell excess supply created by current market conditions. This has adversely affected our sales efforts. Because price is a significant factor in a customer’s choice of a supplier of LEU, when contracts come up for renewal, customers may reduce their purchases from us if we are not able to compete on price, resulting in the loss of new sales contracts. Historically, our ability to compete on price has been limited by the higher operating costs at the Paducah GDP than competitors who operated centrifuge facilities and are protected from competition in their home markets. Once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with the largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a commitment to purchase Russian LEU under the Russian Supply Agreement, any reduction in purchases by the customers below the level required for us to resell both our inventory and the Russian material could adversely affect revenues, cash flows and results of operations.

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

Further, geopolitical events such as the events taking place in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers.

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

The dollar amount of the sales backlog, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty.

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

For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under existing contracts, and the timing of customer purchases under those contracts, may differ from estimates. Customers may not purchase as much as we predicted, nor at the times we anticipated, as a result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the backlog. For example, revenue could be reduced by actions of the NRC or nuclear regulators in foreign countries issuing orders to delay, suspend or shut down nuclear reactor operations within their jurisdictions, or by an interruption of deliveries of Russian LEU that are needed to meet our delivery commitments to customers. Customers could also seek to modify or cancel orders in response to concerns regarding our financial strength or future business prospects. Further, financial and operational issues facing our customers could affect the backlog.

The backlog includes sales prices that are significantly above current market prices. Therefore, customers may seek to limit their obligations under existing contracts or may be unwilling to extend contracts that have termination rights. The backlog also includes contracts that may need to be revised to reflect anticipated supply sources during the transition period. Some long-term contracts in our backlog were established with milestones related to the ACP that if missed, would give the customer a right to terminate the remainder of the contract. We have been working with customers to renegotiate those contracts to modify or eliminate any such termination rights. We estimate that approximately 30% of our backlog remains at risk due to milestones related to financing or deployment of the ACP. We expect to continue to work with customers regarding the remaining contracts, however, certain customers have either sought to or have indicated they expect to exercise such contract termination rights in light of current market prices. We are also working with customers to modify contracts that may have delivery, scheduling, origin or other terms that may be inconsistent with anticipated supply sources during the transition period. We have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog. A loss of all or part of the existing backlog, or a reduction in its value, also could adversely affect our ability to secure adequate contracts to support commercialization of the American Centrifuge project and the likelihood that we will succeed in securing financing for, or deploying, the ACP and thereby adversely affect our prospects.

Unless market conditions improve or we lower price to compete with excess supply, we expect to continue to see a reduction to our sales backlog over time. Our ability to make new sales is also constrained by the uncertainty about the future prospects associated with the transition from production at the Paducah GDP to commercial production at the ACP. During the period of transition to commercialization of the ACP, we anticipate a lower level of revenue and sales, aligned with our anticipated sources of LEU. As the time frame for potential commercialization of ACP becomes longer these issues could be exacerbated.

The sources of supply to meet existing backlog will include LEU delivered under the Russian Supply Agreement, which is subject to U.S. government quotas in the U.S. market and foreign trade restrictions in other markets, and which does not fit the origin requirements of every contract in the backlog. To the extent our delivery obligations cannot be fully met with Russian LEU under the Russian Supply Agreement, we expect to rely on inventory (and, in the future, supply from the ACP). To the extent these sources are insufficient, we plan to purchase LEU with origins that are acceptable under existing contacts from other suppliers, and could also seek a relaxation of trade restrictions or an increase in quotas available to us, but the timing, cost and availability of any these options is uncertain.

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

Changes to, or termination of, any agreements with the U.S. Government, or deterioration in our relationship with the U.S. Government, could adversely affect results of operations.

We are a party to a number of agreements and arrangements with the U.S. government that are important to the business, including:

•	leases for the American Centrifuge facilities;

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and centrifuge technology; and

•	the ACTDO Agreement with UT-Battelle as operator of ORNL for DOE.

Termination or expiration of one or more of these agreements, without replacement with an equivalent agreement or arrangement that accomplishes the same objectives as the terminated or expired agreement(s), could adversely affect our results of operations. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements which could adversely affect results of operations.

We may not be successful in collecting amounts due from DOE related to U.S. Government contract work.

We previously performed services under contract with DOE at the Portsmouth GDP, which contracts expired in 2011. We may not be successful in collecting unpaid receivables from DOE for such work. Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. We believe DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act ("CDA"). DOE denied our initial claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE's denial of its claims to the U.S. Court of Federal Claims. We have been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6 million of claims for work performed in 2003 through 2005. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE and we intend to pursue payment of such claims directly from the DOE contractors.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied our claim. We intend to appeal the decision but there is no assurance we will be successful in our appeal. This claim has a full valuation allowance in our records due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date. There is no assurance that we will be successful in these claims or recover any additional amounts for these past due receivables.

Our operations are highly regulated by the NRC and DOE.

Our operations are subject to regulation by the NRC. The American Centrifuge demonstration facility in Ohio and the construction and operation of the ACP are licensed and regulated by the NRC. The license for ACP activities is held by American Centrifuge Operating, LLC.

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

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, the NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties or additional requirements and to order cessation of operations for violations of its regulations. Penalties under the NRC regulations could include substantial fines, imposition of additional requirements or withdrawal or suspension of licenses or certificates. Any penalties imposed on Centrus could adversely affect our results of operations. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements could also adversely affect our results of operations.

In addition, the American Centrifuge project development and manufacturing facilities in Oak Ridge, and certain operations at our other facilities, are subject to regulation by DOE. DOE has the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations.

Our operations require that we maintain security clearances that are overseen by the NRC and DOE in accordance with the National Industrial Security Program Operating Manual. These security clearances could be suspended or revoked if Centrus is determined by the NRC to be subject to foreign ownership, control or influence.

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

Our operations are subject to numerous federal, state and local environmental protection laws and regulations

We incur substantial costs for compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of operations at the American Centrifuge project. Unanticipated events or regulatory developments, however, could cause the amount and timing of future environmental expenditures to vary substantially from those expected.

Pursuant to numerous federal, state and local environmental laws and regulations, we are required to hold multiple permits related to the American Centrifuge project. Some permits require periodic renewal or review of their conditions, and we cannot predict whether we will be able to renew such permits or whether material changes in permit conditions will be imposed. Changes to or an inability to obtain or renew permits could increase costs or impact our ability to meet our obligations to customers and could adversely impact our results of operations and ability to finance the ACP.

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

We lease facilities from DOE at the ACP and centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified the Company against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under the DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The DOE indemnification does not apply to incidents outside the United States, including in connection with international transportation of LEU.

While DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from DOE and DOE may determine that some or all costs are not reimbursable under the indemnification.

Historically, we did not maintain any nuclear liability insurance for our operations at the Paducah site. Further, American Nuclear Insurers, the only provider of nuclear liability insurance, has declined to provide nuclear liability insurance to the ACP due to past and present DOE operations on the site. In addition, the Price-Anderson Act indemnification does not cover loss or damage to property located on the leased facilities due to a nuclear incident.

In our contracts, we seek to protect ourselves from liability, but there is no assurance that such contractual limitations on liability will be effective in all cases. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods

Earnings may be positively or negatively impacted by the amount of expense we record for employee benefit plans. This is particularly true with expense for the pension and postretirement benefit plans. Generally accepted accounting principles in the United States require a company to calculate expense for these plans using actuarial valuations. These valuations are based on assumptions relating to financial markets and other economic conditions. Changes in key economic indicators can result in changes in the assumptions used. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets and healthcare cost trend rates. The rate of return on pension assets and changes in interest rates affect funding requirements for defined benefit pension plans. The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount required to contribute to pension plans can have an adverse effect on our cash flows.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our results of operations and financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. For example, refer to "Critical Accounting Estimates" in Part II, Item 7 of our 2013 Annual Report on Form 10-K for a discussion of assumptions, estimates and judgments related to our accounting for asset valuations, asset retirement obligations and transition costs, pension and postretirement health and life benefit costs and obligations and income taxes. In addition, refer to "Critical Accounting Estimates" in Part I, Item 2 of this report for updates. Changes in accounting rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly affect our results of operations and financial condition.

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

Our certificate of incorporation gives us certain rights with respect to equity securities held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange New Common Stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.

Our certificate of incorporation gives us certain rights with respect to shares of our New Common Stock held (beneficially or of record) by foreign persons. Foreign persons are defined in our certificate of incorporation to include, among others, an individual who is not a U.S. citizen, an entity that is organized under the laws of a non-U.S. jurisdiction and an entity that is controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions.

The occurrence of any one or more of the following events is a “foreign ownership review event” and triggers the board of directors’ right to take various actions under our certificate of incorporation: (1) the beneficial ownership by a foreign person of (a) 5% or more of the issued and outstanding shares of any class of our equity securities, (b) 5% or more in voting power of the issued and outstanding shares of all classes of our equity securities, or (c) less than 5% of the issued and outstanding shares of any class of our equity securities or less than 5% of the voting power of the issued and outstanding shares of all classes of our equity securities, if such foreign person is entitled to control the appointment and tenure of any of our management positions or any director; (2) the beneficial ownership of any shares of any class of our equity securities by or for the account of a foreign uranium enrichment provider or a foreign competitor (defined in our certificate of incorporation as a “Contravening Person”); or (3) any ownership of, or exercise of rights with respect to, shares of any class of our equity securities or other exercise or attempt to exercise control of us that is inconsistent with, or in violation of, any regulatory restrictions, or that could jeopardize the continued operations of our facilities (defined in our certificate of incorporation as an “Adverse Regulatory Occurrence”).  These rights include requesting information from holders (or proposed holders) of our securities, refusing to permit the transfer of securities by such holders, suspending or limiting voting rights of such holders, redeeming or exchanging shares of our stock owned by such holders on terms set forth in our certificate of incorporation, and taking other actions that we deem necessary or appropriate to ensure compliance with the foreign ownership restrictions.

The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons or Contravening Persons are as follows:

•
Redemption price or exchange value:  Generally the redemption price or exchange value for any shares of our New Common Stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons or Contravening Persons and our Board in good faith determines that such person knew or should have known that its ownership would constitute a foreign ownership review event (other than shares for which our Board determined at the time of the person’s purchase that the ownership of, or exercise of rights with respect to, such shares did not at such time constitute an Adverse Regulatory Occurrence), the redemption price or exchange value is required to be the lesser of fair market value and the person’s purchase price for the shares redeemed or exchanged

•	Form of payment: Cash, securities or a combination, valued by our Board in good faith

•
Notice:  At least 30 days written notice of redemption is required; however, if we have deposited the cash or securities for the redemption or exchange in trust for the benefit of the relevant holders, we may redeem shares held by such holders on the same day that we provide notice.

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

Anti-takeover provisions in Delaware law and in our charter, bylaws and in the indenture governing our New Notes could delay or prevent an acquisition of us.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. Our certificate of incorporation, or charter, establishes restrictions on foreign ownership of our securities. Other provisions of our charter and bylaws may make it more difficult for a third-party to acquire control of us without the consent of our board of directors. These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares. In addition, the Indenture governing our New Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the New Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Third Quarter 2014 Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	—	—	—	—
August 1 - August 31	65	$4.55	—	—
September 1 - September 30	—	—	—	—
Total	65	$4.55	—	—

(1)
These purchases were not made pursuant to a publicly announced repurchase plan or program. Represents 65 shares of Old Common Stock surrendered to Centrus to pay withholding taxes on shares of restricted stock under the Company’s prior equity incentive plan.

On September 30, 2014, pursuant to the Company's Plan of Reorganization, all interests in USEC Inc. Old Common Stock were cancelled and shares of New Common Stock in Centrus were issued.

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

Centrus Energy Corp.

Date:	November 14, 2014	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Plan of Reorganization of USEC Inc. dated July 11, 2014 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 5, 2014).
3.1
Amended and Restated Certificate of Incorporation of Centrus Energy Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-A, filed with the SEC on September 30, 2014).

3.2	Second Amended and Restated Bylaws of Centrus Energy Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 8-A, filed with the SEC on September 30, 2014).
4.1
Indenture by and among Centrus Energy Corp., as Issuer, United States Enrichment Corporation, as Note Guarantor and Delaware Trust Company, as Trustee and Collateral Agent, dated as of September 30, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).

4.2
Pledge and Security Agreement by and among Delaware Trust Company, as Collateral Agent, and United States Enrichment Corporation dated as of September 30, 2014 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).

4.3
Note Subordination Agreement by and among United States Enrichment Corporation and Delaware Trust Company, as Trustee, dated as of September 30, 2014 (incorporated by reference to Exhibit 4.3of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).

10.1
Modification 4 dated July 11, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.2
Amendment No. 003 dated July 23, 2014 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX, (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.3
Modification 5 dated July 31, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.4
Modification 6 dated August 1, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.5
Modification 7 dated August 18, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.6
Amendment No. 004 dated September 10, 2014 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (Commission file number 1-14287). (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2). (a)

10.7
Modification 8 dated September 26, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.8
Change-Of-Name Agreement between Centrus Energy Corp. and UT-Battelle, dated September 30, 2014 with regard to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.9	Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).
10.10	Centrus Energy Corp. 2014 Post-Restructuring Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).
10.11	Amended and Restated Centrus Energy Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).
31.1	Certification of the Interim Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Interim CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)
101	Condensed consolidated financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2014, furnished in interactive data file (XBRL) format.

(a)	Filed herewith.

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.