Form 10-K
period 2014-12-31
CENTRUS ENERGY CORP
filed 2015-03-16
CIK 1065059

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

Two Democracy Center, 6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200

USEC Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.10 per share	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2014, was $14.4 million. As of March 15, 2015, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2015 annual meeting of shareholders to be filed subsequent to the date hereof are incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, "anticipates", "intends", "plans", "believes", "will", "should", "could" or "may" and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to our recent emergence from Chapter 11 bankruptcy, our new capital structure and the adoption of fresh start accounting; risks related to our significant long-term liabilities including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks related to the limited trading markets in our securities and risks relating to our ability to maintain the listing of our common stock on the NYSE MKT LLC; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); risks related to the ongoing transition of our business, including the impact of our ceasing enrichment at and the de-lease and return to the U.S. Department of Energy (“DOE”) of the Paducah gaseous diffusion plant and uncertainty regarding our ability to commercially deploy the American Centrifuge project; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with a Russian government entity known as Techsnabexport (“TENEX”) and limitations on our ability to import the Russian LEU we buy under the Russian Supply Agreement into the United States and other countries; uncertainty regarding funding for the American Centrifuge project and the potential for a demobilization or termination of the American Centrifuge project if additional government funding is not provided following completion of the current agreement with UT-Battelle, LLC ("UT-Battelle"), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”) for continued research, development and demonstration of the American Centrifuge technology (the “ACTDO Agreement”); risks related to our ability to perform the work required under the ACTDO Agreement at a cost that does not exceed the firm fixed funding provided thereunder; uncertainty regarding the timing and structure of the U.S. government program for maintaining a domestic enrichment capability to meet national security requirements and our role in such a program; the impact of actions we have taken (including as a result of the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior agreement signed with DOE in June 2012 (the "Cooperative Agreement")) or might take in the future to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees and impacts to cost, schedule and the ability to remobilize for commercial deployment of the American Centrifuge Plant; the impact of nuclear fuel market conditions and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty regarding our ability to achieve targeted performance over the life of the American Centrifuge Plant which could affect the overall economics of the American Centrifuge Plant; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and/or other financing, including intercompany funding from Enrichment Corp., for the American Centrifuge project or additional government support for the project and the timing and terms thereof; the decline in our backlog and risks relating to the remaining backlog including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, the delay and uncertainty in deployment of the American Centrifuge technology and/or as a result of changes that may be required to such contracts due to our cessation of enrichment at Paducah; the dependency of government funding or other government support for the American Centrifuge project on Congressional appropriations or on actions by DOE or Congress; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of our role as a subcontractor to UT-Battelle or as a result of the need to raise additional capital to finance the project in the future; the potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC agreement, or to require modifications to such agreement that are materially adverse to Centrus Energy Corp.’s interests; changes in U.S. government priorities and the availability of government funding or support, including loan guarantees; risks related to our ability to manage our liquidity without a credit facility; risks related to our ability to sell the LEU we procure under our purchase obligations under the Russian Supply Agreement including risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of TENEX to perform under the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; risks associated with our reliance on third-party suppliers to provide essential services to us; the decrease or elimination of duties charged on imports of foreign-produced LEU; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by United States Enrichment Corporation under the Contracts Dispute Act; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission.

For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Item 1A, Risk Factors, and the other sections of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this annual report on Form 10-K except as required by law.

PART I

Items 1 and 2. Business and Properties

Overview

Centrus Energy Corp. ("Centrus" or the "Company") supplies low enriched uranium ("LEU") for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in a growing fleet of nuclear reactors worldwide. Centrus is also working to deploy the American Centrifuge technology for commercial purposes and to support U.S. energy and national security.

LEU consists of two components: separative work units ("SWU") and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of the uranium-235 isotope ("U235") and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts, and in exchange Centrus delivers LEU to these customers and charges for the SWU component.

We provide LEU from our inventory and our supply purchases in order to meet our sales contract requirements. Historically, we produced or acquired LEU from two principal sources. We produced LEU at the Paducah gaseous diffusion plant ("Paducah GDP") in Paducah, Kentucky that we leased from the U.S. Department of Energy ("DOE"), and acquired LEU under a contract with Russia (the "Russian Contract") under the 20-year Megatons to Megawatts program. Under the Megatons to Megawatts program, we purchased the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

We ceased enrichment at the Paducah GDP at the end of May 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities. We will control the disposition of that material and will continue to manage deliveries of LEU to fuel fabricators in order to facilitate sales to utilities for consumption in their reactors. We transferred the Paducah GDP site back to DOE in October 2014. Our goal is to resume commercial production in the future by deploying advanced enrichment technology in the American Centrifuge Plant ("ACP") in Piketon, Ohio, and we are currently operating a cascade of centrifuges to enrich uranium in a closed loop demonstrating that the centrifuges we built can produce commercial LEU (see American Centrifuge below).

Our purchases under the Megatons to Megawatts program were completed in December 2013. Commencing in June 2013, we continue to acquire Russian LEU under the terms of a 10-year commercial agreement with Russia (the "Russian Supply Agreement"). Quantities under the Russian Supply Agreement will be approximately one-half the level we had purchased under the Megatons to Megawatts program unless the parties agree to adjust such purchases. We have worked with, and expect to continue to work with, the Russian government entity Joint Stock Company "TENEX" ("TENEX") to adjust the terms, including quantities, under the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our contract backlog, and restrictions on the sale of Russian LEU.

In March 2011, an earthquake and tsunami caused irreparable damage to four reactors in Fukushima, Japan that subsequently led to all Japanese nuclear reactors being temporarily shut down. Approximately 60 reactors in Japan and Germany were taken off-line and remain out of service. Supply and demand dynamics for nuclear fuel were affected and prices for enriched uranium have declined significantly since 2011. Steps are being taken to restart reactors in Japan beginning in 2015 but the market for nuclear fuel is expected to remain oversupplied for the remainder of this decade.

The cessation of domestic enrichment, the successful conclusion of the Megatons to Megawatts program and the effect of out-of-service Japanese reactors on nuclear fuel market conditions have resulted in our business being in a state of significant transition in recent years. Centrus will continue that transition during 2015 and beyond. We expect to deliver significantly less SWU to customers than the approximately 8 million SWU we delivered in 2013.  During 2014, we delivered approximately 3 million SWU and we expect to deliver approximately 2 million SWU in 2015.

Centrus was formerly known as USEC Inc. Refer below to Emergence from Chapter 11 Bankruptcy. Centrus Energy Corp. is organized under Delaware law. Centrus Energy Corp.’s subsidiary, United States Enrichment Corporation ("Enrichment Corp.") is the successor of a U.S. government corporation that was privatized on July 28, 1998, when the company completed an initial public offering of common stock of USEC Inc. In connection with the privatization, the U.S. government transferred all of its interest in the business of the government corporation to Enrichment Corp., with the exception of certain liabilities from prior operations of the U.S. government. However, our business continues to be highly dependent on the U.S. government. References to "Centrus", the "Company", or "we" include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus unless the context otherwise indicates.

In September 2008, we created four wholly owned subsidiaries to carry out future commercial activities related to the American Centrifuge project. We anticipate that these subsidiaries will own the ACP and equipment, provide operations and maintenance services, manufacture centrifuge machines and conduct ongoing centrifuge research and development. This corporate structure will separate ownership and control of centrifuge technology from ownership of the enrichment plant and also establish a separate operations subsidiary. This structure is designed to facilitate debt financing and potential third-party equity investment, while also facilitating any future plant expansion. Additional details are provided below under American Centrifuge.

For a discussion of the potential risks and uncertainties facing our business, see Item 1A, Risk Factors.

Emergence from Chapter 11 Bankruptcy

On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The bankruptcy petition was filed to strengthen the Company’s balance sheet, enhance the Company’s ability to sponsor the American Centrifuge project and improve the Company’s long-term business opportunities. The bankruptcy was "pre-arranged" and included a proposed Plan of Reorganization (the "Plan of Reorganization") that had the overwhelming support of those holding the Company’s then-existing convertible notes and the Company's two strategic investors holding the shares of USEC Inc.’s Series B-1 12.75% convertible preferred stock (the "Old Preferred Stock"). On September 5, 2014, the Plan of Reorganization was confirmed by the United States Bankruptcy Court for the District of Delaware. The Company emerged from Chapter 11 as Centrus Energy Corp. on September 30, 2014 (the "Effective Date").

Pursuant to the Plan of Reorganization, on the Effective Date, all shares of USEC Inc.’s common stock (the "Old Common Stock"), all shares of the Old Preferred Stock, and all of USEC Inc.’s 3% convertible senior notes due October 2014 (the "Old Notes") that were issued and outstanding immediately prior to the Effective Date were cancelled.

On the Effective Date and pursuant to the Plan of Reorganization, the Company issued 8% Paid-In-Kind ("PIK") toggle notes due 2019/2024 (the "New Notes"). The New Notes will mature in 2019; provided that, the maturity shall be extended to 2024 upon the occurrence of certain conditions set forth in the Indenture governing the New Notes entered into by the Company, Enrichment Corp., as guarantor and Delaware Trust Company, as trustee and collateral agent (the "Indenture"). The New Notes have an initial aggregate principal amount of $240.4 million; provided that, the aggregate principal amount of the New Notes will be increased after the date of issuance as a result of any payment of interest on the New Notes in the form of PIK interest. The New Notes are guaranteed and secured on a subordinated and limited basis by Enrichment Corp.

On the Effective Date and pursuant to the Plan of Reorganization, the Company's Certificate of Incorporation was amended and restated to authorize 120,000,000 shares of stock in the reorganized Company, consisting of 20,000,000 shares of preferred stock, par value $1.00 per share (the "New Preferred Stock"), 70,000,000 shares of Class A common stock, $0.10 par value per share (the "Class A Common Stock") and 30,000,000 shares of Class B common stock, $0.10 par value per share (the "Class B Common Stock" and, together with the Class A Common Stock, the "New Common Stock"). On the Effective Date and pursuant to the Plan of Reorganization, the Company issued 9,000,000 shares of New Common Stock. The issuance of the Class A Common Stock and Class B Common Stock under the Plan of Reorganization was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 1145 of the Bankruptcy Code.

No cash was raised from the issuance of the New Notes or New Common Stock.

Throughout the Chapter 11 bankruptcy proceedings, our common stock continued to trade on the New York Stock Exchange ("NYSE"). Upon emergence, our shares of Class A Common Stock began trading under the symbol "LEU". As announced on March 11, 2015, our shares of the Class A Common Stock began trading on the NYSE MKT LLC ("NYSE MKT") effective March 16, 2015.

In accordance with Accounting Standards Codification Topic 852, Reorganizations, Centrus adopted fresh start accounting upon emergence from Chapter 11 bankruptcy. The recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values on the Effective Date. These fair value adjustments:

•	significantly reduce the gross profit impact of deferred revenues going forward;

•	result in the amortization of sales backlog and customer relationship intangible assets that were created at emergence; and

•	result in higher cost of sales as a result of increasing inventory values at emergence.

Upon the adoption of fresh start accounting, Centrus became a new entity for financial reporting purposes. References to "Successor" or "Successor Company" relate to the financial position of the reorganized Centrus as of and subsequent to September 30, 2014 and results of operations for the three months ended December 31, 2014. References to "Predecessor" or "Predecessor Company" refer to the financial position of the Company prior to September 30, 2014 and the results of operations through September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after September 30, 2014 are not comparable with the financial statements prior to that date. Refer to Part IV, Item 15, for the Company's consolidated financial statements.

Non-GAAP Financial Measures

We have two reportable segments measured and presented through the gross profit line of our statement of operations: the LEU segment with two components, SWU and uranium, and the contract services segment. In addition to the presentation in the consolidated financial statements of the Company’s results of operations and cash flows for the three months ended December 31, 2014 and the nine months ended September 30, 2014, management believes it is useful to present certain combined results for the full year 2014 as supplementary information in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of

Operations. In such cases, the combined results for 2014 provide for a more useful, normalized comparison to the results of the Predecessor Company for 2013. Combined 2014 results for the consolidated statements of cash flows and for the elements of the consolidated statements of operations that are not categorized by segment are considered non-GAAP. When evaluating results of operations below gross profit, management views the year ended December 31, 2014 as a single, whole measurement period instead of a pair of distinct periods which must be divided and reported separately according to GAAP. Consequently, the Company is presenting the operating results of the Predecessor and Successor on a combined basis for the year ended December 31, 2014. This combined presentation is a non-GAAP summation of the Predecessor’s pre-reorganization results of operations for the period from January 1, 2014 through September 30, 2014 and the Successor’s results of operations for the period from October 1, 2014 through December 31, 2014. Management believes that the combined presentation provides additional information that enables meaningful comparison of the Company’s financial performance during uniform periods. The non-GAAP combined results for 2014 are presented in addition to the GAAP results for the three months ended December 31, 2014 and the nine months ended September 30, 2014.

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

Two technologies have been used commercially to enrich uranium for nuclear power plants: gaseous diffusion and gas centrifuge. Until the end of May 2013, we used the older gaseous diffusion technology at the Paducah GDP. We are working to transition to gas centrifuge technology at the ACP in Piketon, Ohio.

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
Nuclear Power Plant - The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate approximately 19% of U.S. electricity and 11% of the world’s electricity.

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

Products and Services

Low Enriched Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of natural uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 28% of revenue from our LEU segment in 2014. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. Uranium sales constituted less than 1% of the revenue from our LEU segment in 2014.

Contract Services

As described below under American Centrifuge, we signed an agreement on May 1, 2014 with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory ("ORNL"), for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. Revenue and cost of sales for work that we perform under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle are reported in the contract services segment.

The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Portsmouth site related to facilities we continue to lease for the ACP and formerly at the Paducah GDP. Revenue from our contract services segment formerly included revenue generated by our subsidiary NAC International Inc. ("NAC"). On March 15, 2013, we sold NAC to a subsidiary of Hitachi Zosen Corporation. Revenue and other operating results for NAC are retroactively segregated from continuing operations and are reported as discontinued operations.

Revenue by Geographic Area, Major Customers and Segment Information

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2014), follows (in millions):

	Successor	Predecessor		Predecessor
	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	2014 Combined	2013
United States	$109.1	$280.3	$389.4	$1,024.4
Foreign:
Japan	14.4	74.8	89.2	105.6
Other	0.1	35.4	35.5	177.5
	14.5	110.2	124.7	283.1
Total revenue	$123.6	$390.5	$514.1	$1,307.5

In 2014, our 10 largest customers represented 95% of total revenue and our three largest customers represented 62% of total revenue. Revenue from the Tennessee Valley Authority, Entergy Corporation and the U.S. government represented approximately 31%, 18% and 13%, respectively, of total revenue in 2014. Revenue from Energy Northwest represented approximately 20% of total revenue in 2013. No other customer represented more than 10% of total revenue in 2014 or 2013. Revenue by segment follows (in millions):

	Successor	Predecessor		Predecessor
	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	2014 Combined	2013
LEU segment revenue	$101.8	$347.5	$449.3	$1,294.1
Contract services segment revenue	21.8	43.0	64.8	13.4
Total revenue	$123.6	$390.5	$514.1	$1,307.5

Reference is made to segment information reported in Note 22 to the consolidated financial statements.

SWU and Uranium Backlog

Backlog is the estimated aggregate dollar amount of future SWU and uranium sales that we have under existing contracts with customers. Most of our contracts provide for fixed purchases of SWU during a given year. Our estimate of backlog is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that may prove to be inaccurate. Backlog is also based on our estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Our backlog includes contracts with sales prices that are significantly above current market prices. Therefore, customers may seek to limit their obligations under existing contracts.

Supply and demand in the nuclear fuel market was dramatically affected by the temporary shutdown of all reactors in Japan following the events at Fukushima in 2011. The market continues to be oversupplied with nuclear fuel, and prices for our products have fallen to their lowest points in more than a decade. Due to the current supply/demand imbalance in the nuclear fuel market, the sharp decrease in market prices, uncertainty about the future prospects for commercial production at the ACP and the end to domestic production at the Paducah GDP, we have not replenished our sales backlog in recent years. As of December 31, 2014, our backlog of sales was $2.7 billion compared to $3.3 billion at December 31, 2013. During the current transition period to future ACP production, we expect a lower level of revenues and sales, aligned with our anticipated sources of

LEU from existing inventory, purchases of Russian LEU and other sources. We anticipate SWU and uranium revenue from the sales backlog in a range of $350 million to $375 million during 2015.

In addition, the backlog is subject to various risks. The backlog includes sales prices that are significantly above current market prices. Therefore, customers may seek to limit their obligations under existing contracts or may be unwilling to continue contracts that have termination rights. Some long-term contracts in our backlog were established with milestones related to the ACP that permit termination with respect to portions of the contract under limited circumstances that vary across the contracts. While we have waived, eliminated or renegotiated those termination rights where possible, we estimate that approximately 40% of our backlog remains at various levels of risk due to milestones related to ACP deployment. Some of these customers have indicated they expect to exercise their contract termination rights, and where one customer purported to exercise its right to terminate, we are disputing that action. We are also working with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources during the transition period. However, we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog and our prospects.
Paducah GDP Transition

Over the past decade, we had taken steps to improve operations at the Paducah GDP and the facility had been running at peak efficiency in recent years. These efforts, however, could not overcome the inherent costs and price volatility of substantial amounts of electricity required by the gaseous diffusion technology. Our competitors have all shifted to lower-cost centrifuge enrichment operations. We ceased uranium enrichment at the Paducah GDP at the end of May 2013 and subsequently repackaged and transferred our inventory to various licensed locations to meet future customer orders. On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased and returned to DOE. Pursuant to a June 2014 agreement with DOE, the lease will terminate with respect to the Paducah GDP on August 1, 2015.

The Company's prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. Wastes from our prior operations at the Paducah GDP were shipped to off-site treatment and disposal facilities. Centrus has accrued $1.0 million as of December 31, 2014 for the processing of remaining quantities at these facilities.

The Paducah GDP was operated by agencies of the U.S. government for approximately 40 years prior to USEC's privatization in 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plant. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for the decontamination and decommissioning of the Paducah GDP site.

For a discussion of transition costs related to the site turnover, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cost of Sales.

Uranium

Uranium is a naturally occurring element and is mined from deposits located in Canada, Australia and other countries. According to the World Nuclear Association, there are adequate measured resources of uranium to fuel nuclear power at current usage rates for about 90 years. While in some cases customers buy both the SWU and uranium components of LEU from us, utility customers typically provide uranium to us as part of their enrichment contracts. At December 31, 2014, we held uranium at licensed locations to which title was held by customers and suppliers with a value of $0.6 billion based on published price indicators. The uranium is fungible and commingled with our uranium inventory. Title to uranium provided by customers generally remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium.

Russian Supply

In 2013, we completed our purchases from Russia under the 20-year Megatons to Megawatts program, under which we were the U.S. government’s exclusive executive agent in connection with a government-to-government nonproliferation agreement between the United States and the Russian Federation. Under the agreement, we were designated by the U.S. government to order LEU derived from dismantled Soviet nuclear weapons. We purchased from Russia a total of 92 million SWU contained in LEU derived from 500 metric tons of highly enriched uranium, the equivalent of about 20,000 nuclear warheads. Purchases under the Megatons to Megawatts program constituted approximately one-half of our supply mix historically.

We began purchases in 2013 under the Russian Supply Agreement with TENEX. Unlike the Megatons to Megawatts program, the quantities supplied under the 10-year Russian Supply Agreement will come from Russia’s commercial enrichment activities rather than from downblending of excess Russian weapons material. Under the terms of the agreement, the supply of LEU to us will increase until it reaches a level that includes a quantity of SWU equal to approximately one-half the level previously supplied by TENEX to us under the Megatons to Megawatts program. We and TENEX also may mutually agree to increase the purchases and sales of SWU by certain optional quantities of SWU up to an amount equal to the amount we formerly purchased each year under the Megatons to Megawatts program. Deliveries under the Russian Supply Agreement are expected to continue through 2022. The pricing terms for SWU under the agreement are based on a mix of market-related price points and other factors.

Under the Russian Supply Agreement, we purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The LEU that we obtain from TENEX under the Russian Supply Agreement is subject to quotas and other restrictions applicable to commercial Russian LEU that did not apply to LEU supplied to us under the Megatons to Megawatts program. These quotas and restrictions could adversely affect our ability to sell the commercial Russian LEU that we purchase under the Russian Supply Agreement. These quotas limit the amount of Russian LEU that can be sold directly into the United States. The total quota available to TENEX is equal to approximately 20% of the U.S. demand, or about 3 million SWU per year, from 2014 through 2020, with additional quantities of Russian LEU to be imported for use in the initial fueling of new U.S. reactors exempt from the quotas. The Russian Supply Agreement only gives us the right to use a portion of this quota, which is less than the amount of Russian LEU that we are obligated to purchase. We can ask TENEX for additional quota, which they can give us in their discretion. We expect most of the Russian LEU that we purchase during the term of the Russian Supply Agreement will need to be delivered to customers who will use it in foreign reactors.

The Russian LEU that we deliver to foreign customers can be delivered either at fabrication facilities in the United States or in foreign countries. There is a separate quota that applies to deliveries of Russian LEU to foreign customers at U.S. fabrication facilities that requires that the LEU be processed and re-exported within a certain period of time. At our request, the Commerce Department approved our proposal that Japanese customers with existing contracts with Enrichment Corp. be allowed to physically store Russian LEU in the United States pending the restart of nuclear reactors in Japan. Under this approval, Japanese customers who wish to store Russian LEU in the United States pending restart of their reactors can do so under conditions intended to protect the U.S. market while the material is in storage. This material would not have to be re-exported within a specific time period until it is withdrawn from storage.

The amount of LEU we must purchase from TENEX under the Russian Supply Agreement exceeds our current backlog of contracts with customers. Due to quotas and other limitations, not all of our delivery obligations under our existing contracts can be met with Russian LEU. Unless we can secure additional quota or changes to the existing limitations on the import of Russian LEU, we will procure LEU from other sources to add to our existing inventory in order to supply customers. Further, geopolitical events such as the developments in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers. Even in the absence of sanctions or other legal restrictions, customers may be unwilling to agree to purchase or amend contracts to permit delivery of the Russian LEU. In light of the excess supply of LEU in the market, we expect that we can obtain supplies of non-Russian LEU in cases where Russian LEU cannot be delivered. We have worked with and expect to continue to work with TENEX to adjust the terms, including quantities, under the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our contract backlog, and restrictions on the sale of Russian LEU.

American Centrifuge

We are working to deploy the American Centrifuge technology, a highly efficient uranium enrichment gas centrifuge technology. The American Centrifuge technology is a disciplined evolution of classified U.S. centrifuge technology originally developed by DOE and successfully demonstrated during the 1980s. DOE invested more than $3 billion over 10 years to develop the centrifuge technology, built approximately 1,500 machines and accumulated more than 10 million machine hours of run time. We have invested over $2.6 billion on the American Centrifuge project and have improved the DOE technology through advanced materials, updated electronics and design enhancements based on highly advanced computer modeling capabilities. The American Centrifuge technology requires 95% less electricity to produce LEU on a per SWU unit basis than gaseous diffusion technology previously used at the Paducah GDP. Our goal is to resume commercial production in the future by deploying this technology in the ACP in Piketon, Ohio. This new facility would provide us with a long-term competitive source of uranium enrichment. As the only domestic enrichment facility using U.S. technology, we believe the ACP will be critical to the long-term energy security and national security interests of the United States.

There will be a transition period of at least several years until we have further clarity regarding our commercialization plans for the ACP. The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade. Under current market conditions, we do not believe that our previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current nuclear fuel market conditions, market conditions are expected to improve in the long term. We are working to maintain a path to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of our LEU business.

From June 2012 to April 2014, we successfully demonstrated the American Centrifuge technology through centrifuge research, development and demonstration work performed under the June 2012 cooperative agreement with DOE (as amended, the "Cooperative Agreement"). The objectives of the Cooperative Agreement were to demonstrate the American Centrifuge technology through the construction and operation of a 120-machine commercial demonstration cascade and to sustain the domestic U.S. centrifuge technical and industrial base for national security purposes and potential commercialization of the American Centrifuge technology. This included activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. All ten milestones of the Cooperative Agreement were completed on or ahead of schedule and on or under budget, and DOE certified their completion. The Cooperative Agreement expired by its terms on April 30, 2014.

In light of the strategic value of the American Centrifuge technology, DOE instructed UT-Battelle, LLC ("UT-Battelle"), the management and operating contractor for Oak Ridge National Laboratory ("ORNL"), to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and supports national security purposes. This task includes, among other goals: (i) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (ii) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with us. On May 1, 2014, the Company signed a firm fixed-price agreement with UT-Battelle for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the "American Centrifuge Technology Demonstration and Operations Agreement", or "ACTDO Agreement").

In July 2014 and again in January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. The two extensions have increased the total price to approximately $117 million for the period from May 1, 2014 to September 30, 2015. A bipartisan consensus in Congress and the Administration recognized the importance of maintaining the American Centrifuge technology for national and energy security purposes and funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President.

The ACTDO Agreement is incrementally funded and provides for payments on a monthly basis at a rate of approximately $6.7 million per month through September 30, 2014 and approximately $6.9 million per month thereafter.

The scope of work under the ACTDO Agreement involves three main tasks, relating to (i) the demonstration cascade, (ii) the "Pathfinder" centrifuges and (iii) the centrifuge design research and development. Tasks relating to the demonstration cascade include: (i) operating the centrifuge demonstration cascade at Piketon, Ohio to enrich uranium in a closed loop to demonstrate that the centrifuges can produce commercial LEU and (ii) analyzing and documenting performance data of the cascade. Tasks relating to the Pathfinder centrifuges include: (i) operating test centrifuges at the K-1600 Test Facility in Oak Ridge, Tennessee to support the centrifuge design research and development and (ii) documenting and analyzing performance of the machines. Tasks related to the centrifuge design research and development include conducting analysis and support efforts in the areas of cascade performance, value engineering, machine reliability and molecular pump. Each task requires a monthly report summarizing key findings, results, and other analysis. Work under the ACTDO Agreement includes addressing an issue identified in February 2014 following successful completion of the 60-day commercial demonstration cascade operation test at the end of 2013. While details are classified, failure to resolve this issue would increase maintenance costs over the life of a centrifuge plant that could affect plant economics. Working with technical experts, the issue is well understood and actions to resolve the issue are being evaluated and implemented.

The scope of work under the ACTDO Agreement is reduced from the scope of work that was conducted by us under the Cooperative Agreement. The scope of work does not include activities related to engineering, procurement and construction of the commercial plant; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. We incurred $17 million in 2014 to demobilize portions of the program areas not being continued under the reduced scope. The costs associated with our limited demobilization activities are included in advanced technology costs. In 2015, we expect to incur an estimated $6 million in additional demobilization costs, primarily in the first quarter of 2015. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our current activities. These costs relate to securing classified and export controlled information and intellectual property, preparing to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transporting and consolidating selected materials and equipment that may be necessary for future deployment, and terminating supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also preserve our ability to effectively remobilize certain project activities at a future date. We worked with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that we expect that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization.

To better manage the transition to the ACTDO Agreement with ORNL, we provided notice in April 2014 pursuant to the Limited Liability Company Agreement of American Centrifuge Manufacturing, LLC ("ACM"), as amended, for the automatic transfer of the membership interests of Babcock & Wilcox Technical Services Group, Inc. ("B&W TSG") to American Centrifuge Holdings, LLC ("ACH"), a wholly owned subsidiary of the Company, at no cost. As a result, ACM is now 100% indirectly owned by the Company. On June 27, 2014, the Company, together with its direct and indirect subsidiaries ACM and ACH, signed an agreement with The Babcock & Wilcox Company and B&W TSG to resolve issues related to the expiration and termination of certain agreements in connection with (i) the limited demobilization of certain American Centrifuge project activities as a result of the reduction of the scope of work on the American Centrifuge project under the ACTDO Agreement; and (ii) the automatic, no-cost transfer of B&W TSG’s ownership interest in ACM to ACH.

To more effectively perform the ACTDO Agreement, we transferred the contract to our 100% indirectly owned subsidiary American Centrifuge Operating, LLC effective January 1, 2015. Centrus Energy Corp. remains liable as guarantor for performance of all transferred obligations under the contract.

Background

We began construction on the ACP in May 2007 after being issued a construction and operating license by the U.S. Nuclear Regulatory Commission ("NRC") in April 2007. Most of the buildings required for the commercial plant were constructed in Piketon during the 1980s by DOE. These existing structures include a centrifuge assembly building, a uranium feed and withdrawal building, and two enrichment production buildings with space for approximately 11,500 centrifuges.

Construction of the physical plant includes various systems such as electric, telecommunications, HVAC and water distribution. Other plant infrastructure that must be completed include the piping that enables UF6 gas to flow throughout the enrichment production facility, process systems to support the centrifuge machines and cascades, a distributed control system to monitor and control the enrichment processing equipment, and facilities to feed natural uranium into the process system and withdraw enriched uranium product. We demobilized most construction activities in August 2009 due to project funding uncertainty. In 2012, we resumed construction in one process building to replace legacy systems with new plant systems and infrastructure required for the commercial demonstration cascade under the Cooperative Agreement. Additional progress on plant design activities related to the uranium feed and withdrawal facility was made under the Cooperative Agreement, however, all design and construction activities related to the commercial plant were suspended in the first quarter of 2014.

As part of the original plan to raise the capital required to construct the ACP, in July 2008, we applied for a $2 billion loan guarantee for the project under the DOE Loan Guarantee Program. We have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on our receiving a DOE loan guarantee. However, instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the cooperative cost-sharing research, development and demonstration program, deferring our efforts to raise capital for and to commercialize the ACP until sometime in the future. Accordingly, construction activities on the ACP are not expected to be remobilized until financing for the commercial deployment of the project is in place or the U.S. government commits funding for national security capacity. We have a limited amount of capital that we will be able to contribute to the project going forward.  This will affect our share of the ultimate ownership of the project, which may be reduced as a result of raising equity and other capital to commercially deploy the project.

On June 12, 2012, we entered into a contract with DOE to transfer to DOE title to some existing centrifuge machines and equipment and the machines and equipment produced or acquired under the Cooperative Agreement. Upon closing on the financing for the construction of the ACP, DOE will make the transferred property available for no additional fee as leased personal property under the lease agreement between DOE and the Company for the facilities at Piketon, Ohio for the ACP. Title to the transferred property will transfer to the lessee under and in accordance with the terms of the lease agreement. If we abandon the centrifuge technology and return the premises leased under the DOE lease agreement, prior to installing 1 million SWU capacity, then DOE will keep the transferred property and would be responsible for its disposal.

Milestones under the 2002 DOE-USEC Agreement

The Company and DOE are parties to an agreement dated June 17, 2002, as amended (the "2002 DOE-USEC Agreement"), pursuant to which the Company and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. Pursuant to the Plan of Reorganization and with the consent of DOE, Centrus assumed the 2002 DOE-USEC Agreement subject to the parties reserving all rights under the agreement. The 2002 DOE-USEC Agreement provides that we will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

The 2002 DOE-USEC Agreement provides DOE with specific remedies if we fail to meet a milestone that would materially impact our ability to begin commercial operations of the ACP on schedule and such delay was within our control or was due to our fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE's U.S. centrifuge technology that we require for the success of the American Centrifuge project and requiring us to transfer certain of our rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on our business.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs which would affect Centrus' ability to meet an American Centrifuge project milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. We notified DOE that we have not met the June 2014 milestone “Commitment to proceed with commercial operation” within the time period currently provided due to events beyond our control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the June 2002 Agreement continued to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled. We anticipate that the parties will address the milestones and other matters under the 2002 DOE-USEC Agreement at an appropriate time.
As part of the 2012 amendment to the 2002 DOE-USEC Agreement, we granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or an affiliate or entity acting through us) are no longer willing or able to proceed with, or have determined to abandon or have constructively abandoned, the commercial deployment of the centrifuge technology. Such a commercial purposes license is subject to payment of an agreed upon royalty to us, which shall not exceed $665 million in the aggregate.

NRC Operating Licenses

Our operations in Piketon related to the American Centrifuge are subject to regulation by the NRC. The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, NRC regulations, and conditions of licenses or orders. The NRC has the authority to impose civil penalties for certain violations of its regulations.

Our operations require that we maintain security clearances that are overseen by the NRC and DOE. These security clearances could be suspended or revoked if we are determined by the NRC to be subject to foreign ownership, control or influence. In addition, statute and NRC regulations prohibit the NRC from issuing any license or certificate of compliance for the ACP if it determines that we are owned, controlled or dominated by an alien, a foreign corporation, or a foreign government.

In April 2007, the NRC issued a license to the Company to construct and operate the ACP in Piketon. The license is for a term of 30 years and includes authorization to enrich uranium to a U235 assay of up to 10%. Our license is based on a plant designed with an initial annual production capacity of 3.8 million SWU. We also have a license from the NRC to operate a demonstration cascade of centrifuge machines in Piketon. In May 2011, we submitted to the NRC a request to extend our operating license for the demonstration cascade, which was scheduled to expire on August 23, 2011. In July 2011, the NRC concluded that our application was complete, but deferred conducting a review of our application. We continue to operate the demonstration cascade under the ACTDO Agreement and, under applicable law, our license will not expire pending NRC's review of a complete application. Effective February 8, 2013, the licenses for the demonstration cascade and the ACP were transferred to American Centrifuge Operating, LLC, our 100% indirectly owned subsidiary.

American Centrifuge Plant Lease

We lease the facilities in Piketon for the ACP from DOE. The process buildings encompass more than 14 acres under roof. The current lease term is through June 2019. We have the option to extend the lease term for additional five-year terms up to 2043 provided we certify that we 1) have an NRC license that is effective at the time of renewal; 2) are meeting our obligations under the 2002 DOE-USEC Agreement related to the demonstration and deployment of advanced enrichment technology; 3) do not intend to abandon and remain committed to the commercial deployment of advanced enrichment technology; and 4) DOE has not made a determination that we have constructively or formally abandoned the advanced enrichment technology project. Thereafter, we also have the right to extend the lease for up to an additional 20 years, through 2063, if we agree to demolish the existing buildings leased to us after the lease term expires and subject to certain other conditions. Rent is based on the cost of lease administration and regulatory oversight in Piketon and is approximately $2 million per year, including estimates for additional charges by DOE for its subcontractors that may be allocated to the ACP. We may terminate the lease upon three years’ notice. DOE may terminate for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement or if there is an uncured production shortfall. The lease provides DOE with the right to terminate upon notice and applicable cure period in the event we fail to produce an average of 1 million SWU per year measured over a rolling two year performance period commencing with the two year period starting in April 2011. We are not currently producing at the 1 million SWU per year average. In the event DOE issues a notice under the lease, we would have 180 days to cure or to begin to cure if more than 180 days are reasonably required to cure. Additional details are provided in Item 1A, Risk Factors, The potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC Agreement and our other agreements with DOE, or to require modifications to such agreements that are materially adverse to Centrus’ interests, may have adverse consequences on the Company.

Decontamination and Decommissioning

Pursuant to contract, DOE has obtained title to certain equipment used in the research, development and demonstration of the American Centrifuge technology. Other than equipment transferred to DOE (collectively “DOE Transferred Property”), we own all capital improvements at the ACP and, unless otherwise consented to by DOE, must remove them by the conclusion of the lease term. At the conclusion of the lease, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). In the event we return the facilities in Piketon, Ohio prior to completing installation of 1 million SWU of capacity, DOE retains title to and responsibility for disposition of the DOE Transferred Property. Our liability for ACP D&D was $22.6 million as of December 31, 2014 based on cost projections.

We are required to provide financial assurance to the NRC and DOE for D&D costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of December 31, 2014, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which we have fully cash collateralized. If construction of the ACP is resumed, the liability for ACP D&D and financial assurance requirements will increase commensurate with facility construction and operations.

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by us at the ACP and any other facility using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. The license may be terminated by DOE in the event DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

Occupational Safety and Health

Our operations are subject to regulations of the Occupational Safety and Health Administration governing worker health and safety. We maintain a comprehensive worker safety program that establishes high standards for worker safety, directly involves our employees and monitors key performance indicators in the workplace environment.

Competition and Foreign Trade

Centrus has three major competitors in the highly competitive global uranium enrichment industry:

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two German utilities;

•	a multinational consortium controlled by Areva, a company approximately 87% owned by the French government; and

•	the Russian government’s State Atomic Energy Corporation (“Rosatom”), which sells LEU through TENEX, a Russian government-owned entity.

Urenco and Areva own a joint venture called the Enrichment Technology Company (“ETC”) that develops and manufactures centrifuge machines for both owners. All of our competitors currently use gas centrifuge technology.

We estimate that the enrichment industry market is currently about 50 million SWU per year. Prior to ceasing enrichment at the Paducah GDP, we sold approximately 10 to 12 million SWU per year, of which approximately 5.5 million SWU per year was obtained by us under the Megatons to Megawatts program. We delivered approximately 8 million SWU in 2013 and approximately 3 million SWU in 2014. Global LEU suppliers compete primarily in terms of price and secondarily on reliability of supply and customer service.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 17.6 million SWU per year at the end of 2013. Urenco’s announced plans call for total capacity of 18 million SWU per year by the end of 2015.

Areva’s gas centrifuge enrichment plant in France began commercial operations in 2011 and reached installed capacity of 5.4 million SWU per year at the end of 2013. Areva expects full capacity of 7.5 million SWU per year by 2016. In October 2011, the NRC issued an operating license to Areva for the Eagle Rock plant near Idaho Falls, Idaho. Areva’s original plan called for initial production in 2014 but in December 2011, Areva suspended plans for the Eagle Rock plant as part of an announced strategic overhaul to reduce Areva’s overall debt. Furthermore, under a new strategic plan, Areva has suspended any planned capacity expansions for its domestic gas centrifuge plant beyond 7.5 million SWU.

Areva and Urenco’s European centrifuge enrichment facilities, as well as their plants in operation or proposed in the United States, use or will use centrifuge machines manufactured in Europe by ETC.

The production capacity for Rosatom/TENEX is estimated by the World Nuclear Association (“WNA”) to be approximately 27 million SWU per year. WNA estimates Russian capacity by 2020 is likely to be in the range of 30-35 million SWU.  Imports of LEU and other uranium products produced in the Russian Federation are subject to the restrictions described below under Limitations on Imports of LEU from Russia.

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

In addition, GE Hitachi Global Laser Enrichment (“GLE”) has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology. USEC funded research and development of the Silex technology for several years but terminated the arrangement in April 2003 to focus on the American Centrifuge technology. The NRC issued GLE a license in September 2012 for a proposed plant in Wilmington, North Carolina capable of producing up to 6 million SWU per year. More recently GLE has expressed an interest in deploying enrichment capacity at the site of the Paducah GDP but did not file a license application with the NRC in 2014 as GLE had previously announced. In recent quarters, sponsors of the GLE consortium have written off their investment in the project.

LEU may also be produced by downblending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. In the past, we have been a primary supplier of downblended highly enriched uranium made available by the U.S. and Russian governments. Given the current oversupplied nuclear fuel market, any additional LEU from downblended highly enriched uranium released into the market would have a significant negative effect on prices for LEU.

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

Limitations on Imports of LEU from Russia

Imports into the United States of LEU and other uranium products produced in the Russian Federation (including LEU imported under the Russian Supply Agreement but not the LEU we imported through the end of 2013 under the Megatons to Megawatts program) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. The September 2008 legislation provides that it supersedes the Russian Suspension Agreement in cases where they conflict.

The September 2008 legislation imposes annual quotas on imports of Russian LEU through 2020. From 2008-2011, the quotas only permitted a small amount of LEU to be imported. The quotas increased moderately in 2012 and 2013, and then from 2014-2020 are set at an amount equal to approximately 20% of projected annual U.S. consumption of LEU. These statutory import quotas are substantially similar to the export quotas established under the Russian Suspension Agreement discussed below. However, the legislation also includes the possibility of expanded quotas of up to an additional 5% of the domestic market annually beginning in 2014 if the Russian Federation continues to downblend highly enriched uranium after the completion of the Megatons to Megawatts program. As with the Russian Suspension Agreement, the legislation also permits unlimited imports of Russian LEU for use in initial cores for any new U.S. nuclear reactor.

As amended in February 2008, the Russian Suspension Agreement, which suspended an antidumping investigation on uranium imports from Russia, permits the Russian government to sell a stockpile of LEU containing approximately 400,000 SWU located in the United States, and establishes annual export quotas for the sale of Russian uranium products to U.S. utilities substantially similar to those in the September 2008 legislation. It also permits unlimited exports to the United States of Russian LEU for use in initial cores for any U.S. nuclear reactors entering service for the first time. In 2021, the suspended investigation (and the Russian Suspension Agreement) will be terminated and the export quotas will no longer apply.

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

Employees

A summary of our employees by location follows:

	No. of Employees at December 31,
Location	2014	2013
Piketon, OH	282	329
Oak Ridge, TN	145	167
Bethesda, MD	61	84
Paducah, KY	19	852
Total Employees	507	1,432

For information regarding the Paducah GDP transition and related workforce reductions, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2014, there are 82 employees represented by the United Steelworkers ("USW"), including 71 employees at the ACP facility in Piketon. A majority of eligible workers at the ACP facility voted in February 2013 to be represented by the USW and there is currently no collective bargaining agreement in place. We are engaged in bargaining with the USW on the terms of a collective bargaining agreement. There are also 11 employees represented by the USW who are not active at work and who are currently receiving disability payments.

Available Information

Our Internet website is www.centrusenergy.com. We make available on our website, or upon request, without charge, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Risks Related to our Emergence from Chapter 11 Bankruptcy
The full extent to which our emergence from Chapter 11 bankruptcy will impact our business operations, reputation and relationships with our customers, employees, suppliers and regulators are uncertain.

Centrus recently emerged from Chapter 11 bankruptcy, which could adversely affect our business and relationships.
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
Our financial results after emergence from Chapter 11 bankruptcy are not comparable to our historical financial information as a result of the implementation of the Plan of Reorganization and the transactions contemplated thereby and our adoption of fresh start accounting. Adoption of fresh start accounting and modification of our accounting policies relating to pension and postretirement benefits beginning in the fourth quarter of 2014 may have a significant effect on our financial condition and future results of operations.
Upon our emergence from Chapter 11 bankruptcy, we adopted fresh start accounting in accordance with the provisions of Accounting Standards Codification Topic 852. Our consolidated financial statements also reflect all of the transactions contemplated by the Plan of Reorganization. Accordingly, our financial condition and results of operations are not comparable to the financial condition or results of operations reflected in the Company’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our Class A Common Stock.
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

In addition, we will evaluate the carrying value of intangible assets by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. If impairment is indicated, the asset carrying value will be reduced to fair market value or, if fair market value is not readily available, the asset is reduced to a value determined by applying a discount rate to expected cash flows. Additionally, the carrying value of the excess reorganization value will be evaluated by performing an impairment test on an annual basis. The excess reorganization value testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. However, if the carrying value is greater than the fair value, the second step is performed. An impairment charge would be recognized for the amount that the carrying value of the excess reorganization value exceeds its fair value. The fair value of the reporting unit is estimated using the net present value of projected future cash flows. In the event any of these evaluations result in an impairment, the impairment will adversely impact our results of operations and financial condition.

Assets and obligations related to our retiree benefit plans are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. Historically, we recognized these actuarial gains and losses as a component of stockholders’ equity and generally amortized them into operating results over the average future service period of the active employees of these plans or the average future lifetime of plan participants for inactive plans. Upon the adoption of fresh start accounting and as a result of ceasing enrichment activities and the various plan changes, we adopted an accounting policy to immediately recognize actuarial gains and losses in the statement of operations beginning in the fourth quarter of 2014. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Immediate recognition of such actuarial gains and losses in the statement of operations may cause significant fluctuations in our results of operations.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Upon our emergence from Chapter 11 bankruptcy, our Old Notes and Old Common Stock were cancelled and we issued New Notes and Class A Common Stock and Class B Common Stock. Our New Notes are not listed on any national or regional securities exchange. Shares of our Class A Common Stock are listed on the NYSE MKT.

In the short period since the issuance of our Class A Common Stock, the price of our Class A Common Stock has been volatile and remains subject to volatility and the current market price of our Class A Common Stock may not be indicative of prices that will prevail in the future. The market price of our Class A Common Stock could be subject to wide fluctuations in response to, and the level of trading that develops with our Class A Common Stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the Plan of Reorganization, our limited trading history subsequent to our emergence from Chapter 11 bankruptcy, our limited trading volume, the concentration of holdings of our Class A Common Stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results. The automatic conversion (with limited exceptions) of Class B Common Stock into Class A Common Stock upon the sale of Class B Common Stock could significantly adversely impact the trading price of the Class A Common Stock on the NYSE MKT.

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

Centrus has significant long-term liabilities.

While the restructuring under the Plan of Reorganization significantly reduced the amount of and extended the maturity of our debt, we emerged from Chapter 11 bankruptcy with significant long-term liabilities. In addition to the indebtedness under the New Notes, we still have substantial pension and postretirement health and life benefit obligations and other long-term liabilities. In addition, the terms of the Indenture will not restrict Centrus, or any of its subsidiaries (including Enrichment Corp.), from incurring substantial additional indebtedness in the future.

Our significant long-term liabilities (and other third-party financial obligations) could have important consequences, including:

•
the terms and conditions imposed by the documents governing our indebtedness could make it more difficult for us to satisfy our obligations to lenders and other creditors, resulting in possible defaults on and acceleration of such indebtedness or breaches of such other commitments;

•
we may be more vulnerable to adverse economic conditions and have less flexibility to plan for, or react to, changes in the nuclear enrichment industry which could place us at a competitive disadvantage compared to any industry competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•	we may find it more difficult to obtain additional financing for future working capital, further development of the American Centrifuge project and other general corporate requirements; and

•
we will be required to dedicate a substantial portion of our cash resources to payments on the New Notes thereby reducing the availability of our cash for further development of the American Centrifuge project and to fund our operations, capital expenditures and future business opportunities;

If we incur substantial additional indebtedness, the foregoing risks would intensify. Additional information concerning the New Notes including the terms and conditions of the New Notes are described in Note 13, Debt, of the consolidated financial statements.

Following our emergence from Chapter 11 bankruptcy, the composition of the Board of Directors changed significantly and the Board of Directors’ ability to quickly learn our business and lead our Company will be critical to our success.
Pursuant to the Plan of Reorganization, the composition of the Board of Directors changed significantly. Six of the ten current directors have not previously served on the Company’s Board of Directors. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Company’s Board of Directors and, thus, may have different views on the issues that will determine the future of the Company. Although there will be certain regulatory, contractual or other constraints on the actions of the new Board, there is no certainty that the new Board will continue to pursue, or will pursue in the same manner, our current strategic plans with respect to the American Centrifuge project or any other matter. Moreover, the new Board may elect to make changes in the current management team which could impact the direction and management of the Company.

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

The success of our business depends on key executives, managers, scientists, engineers and other skilled personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from Chapter 11 bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. We do not have employment agreements with our corporate executives or other key personnel, nor do we have key man life insurance policies. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity. In addition, most of the key personnel are involved in the development of the American Centrifuge technology and all of them have security clearances. The loss of these key personnel could result in delays in the deployment of the American Centrifuge project. Given the proprietary nature of centrifuge technology, we are also at risk as to its intellectual property if key employees resign to work for a competitor.

Risks Related to Our Business and Financial Condition

The continued effects on the industry of the March 11, 2011 earthquake and tsunami in Japan could materially and adversely affect our business, results of operations and prospects.

Approximately 60 reactors in Japan and Germany were taken off-line and remain out of service in the regulatory and political aftermath following the March 2011 earthquake and tsunami that caused irreparable damage to four reactors in Fukushima, Japan. In recent months, the Japanese government process for evaluating the restart of nuclear reactors took important steps forward. Japanese utilities have requested permission to restart a total of 20 reactors. Four reactors have completed the safety review under the new nuclear safety standards established by Japan's Nuclear Regulatory Authority. One or more of these reactors is expected to restart in 2015. Germany has shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, the shutdown of any reactor contributes to the excess supply in the market.

The events at Fukushima and its aftermath have negatively affected the balance of supply and demand. This impact could continue to grow depending on the length and severity of delays or cancellations of deliveries. Prior to the events in Japan, Japanese demand was approximately 6 million SWU annually. The longer that this demand is reduced or absent from the market, the greater the cumulative impact on the market. Market prices for our products are at their lowest levels in more than a decade and this trend could continue or worsen. Suppliers whose deliveries are cancelled or delayed due to shutdown reactors or delays in reactor refuelings have excess supply available to sell in the market. This has adversely affected our success in selling LEU. Decreases in SWU prices have also adversely affected our ability to finance and deploy the ACP. The events have created significant uncertainty and our business, cash flow, results of operations and prospects have been and in the future could be materially and adversely affected.

We have long been a leading supplier of LEU to Japan and TEPCO, owner of the Fukushima plant, has historically been one of our largest customers. Sales to Japanese utility customers in 2014 were $89.2 million. A portion of these contracts are requirements contracts and therefore sales to Japanese utility customers with such contracts could be delayed or ultimately canceled depending on how quickly their reactors return to service. If deliveries under contracts included in our backlog are significantly delayed, modified or canceled, because purchases are tied to requirements or because customers seek to limit their obligations under existing contracts, our revenues and earnings may be materially and adversely impacted, with a corresponding impact on our financial condition and prospects.

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

The March 2011 events in Japan could also have a material and adverse impact on the nuclear energy industry in the long term. The impact of the events have harmed the public’s perception of nuclear power and have raised public opposition to the planned future construction of nuclear plants. Some countries have delayed or abandoned deployment of nuclear power as a result of the events in Japan. Italy has renewed its moratorium on nuclear power and other European Union countries are reviewing their future plans for nuclear power. Countries have undertaken new safety evaluations of their plants and how well they operate in situations involving earthquakes and other natural disasters and other situations involving the loss of power. Several investment banks have exited uranium trading and spot demand has declined. The uranium market continues to be oversupplied and prices remain under downward pressure because of the continued delay of reactor restarts in Japan. Demand for nuclear fuel has been and in the future could be negatively affected by such actions, which could have a material adverse effect on our results of operations and prospects.

Increased public opposition to nuclear power could lead to political opposition and could slow the pace of global licensing and construction of new or planned nuclear power facilities or negatively impact existing facilities’ efforts to extend their operating licenses. The events could also result in additional permitting requirements and burdensome regulations that increase costs or have other negative impacts and could raise concerns regarding potential risks associated with certain reactor designs or nuclear power production. Since the events at Fukushima, the staff of the NRC has issued requirements for design-basis enhancements to improve U.S. nuclear safety. This could adversely affect the economic viability of the facilities of our customers. The events in Japan have also raised concerns regarding how to deal with spent fuel, which could result in additional burdensome regulations or costs to the nuclear industry which could potentially impact demand for LEU. These events could adversely affect our business, results of operations and prospects.

The cessation of enrichment at the Paducah GDP could have a material adverse effect on the Company’s business and prospects.

We ceased enrichment at the Paducah GDP at the end of May 2013. On October 21, 2014, we completed the de-lease and return of the leased facilities at the Paducah GDP to DOE.

The Company has moved the uranium inventories previously held at the Paducah GDP to other licensed commercial nuclear facilities. We expect to manage this inventory under agreements with the operators of the facilities and will depend on these operators to provide essential services to the Company, including receiving, managing, protecting, and delivering these inventories as needed, and in some cases, transferring inventories into cylinders that are suitable for transportation and delivery to other processors. All services are provided at our cost and we are dependent upon the performance of these services in a timely manner. In addition, we may need to bear the cost and risk of further transportation of all or part of the inventory from these facilities to other facilities where it can be made available in the future to customers to whom we are obligated to supply the material. These costs and risks are different and potentially greater than the past costs and risks associated with inventory management at the Paducah GDP.

The cessation of enrichment at the Paducah GDP could also have significant impacts on our existing business, including:

•
There will be a transition period of at least several years until Centrus will have further clarity regarding its commercialization plans for the ACP. During this period, the Company will be making sales from its existing inventory and supply purchases. The Company has an objective of minimizing the period of transition until it has a new source of domestic U.S. enrichment production. However, there is currently no definitive timeline for the ACP deployment to provide this source of production and the economics of the American Centrifuge project are severely challenged as a result of current nuclear fuel market conditions. Absent a definitive timeline for deployment of the ACP, efforts to pursue the American Centrifuge project and our long-term LEU business could be adversely affected by this lack of certainty in timing and could threaten our overall viability.

•
The cessation of enrichment at the Paducah GDP could adversely affect our relationships with a variety of stakeholders, including customers. Customers could ask us to provide adequate assurances of performance under existing contracts that could adversely affect our business. Customers may also not be willing to modify existing contracts, some of which may need to be revised to permit acceptance of LEU from anticipated supply sources during the transition period. The cessation of enrichment at the Paducah GDP could also adversely affect our ability to enter into new contracts with customers, including our ability to contract for the output of the ACP and for the material purchased under the Russian Supply Agreement.

All of these factors could have a significant adverse effect on our results of operations and financial condition, and correspondingly on our ability to achieve our strategic initiatives.

We are dependent on existing inventory, purchases of Russian LEU and purchases from other suppliers to meet our obligations to customers.

With the cessation of enrichment at the Paducah GDP, we are now dependent on existing inventory, purchases of Russian LEU and purchases from other suppliers to meet our obligations to customers. We are acquiring alternative sources of supply in the market given the current oversupply. The availability, cost and terms of additional alternative sources of supply are subject to variables that are difficult to predict. A significant delay in, or stoppage or termination of, deliveries of LEU from Russia under the Russian Supply Agreement could adversely affect our ability to make deliveries to customers and would adversely affect revenues and results of operations. A delay, stoppage or termination could occur due to a number of factors, including logistical problems with shipments, commercial or political disputes between the parties or their governments, imposition of sanctions in response to geopolitical events or a failure or inability by either party to meet the terms of such agreements. An interruption of deliveries under the Russian Supply Agreement could adversely impact our results of operations, business and prospects.

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

As stated previously, the Russian Supply Agreement provides for the supply by TENEX of commercial Russian LEU to the Company over a ten-year period with deliveries beginning in 2013. Sales of Russian LEU are more challenging than sales of non-Russian material. Some of our customers are unable or unwilling to accept Russian LEU. In addition, we may not achieve the anticipated benefits from the Russian Supply Agreement because of restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation. These imports (other than LEU we previously imported under the Russian Contract under the Megatons to Megawatts program) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. Under the Russian Supply Agreement, we have the right to use a portion of the import quotas to support sales in the United States of SWU purchased under the Russian Supply Agreement beginning in 2014, and can ask TENEX for additional quota, which they can give us in their discretion. Prior to the expiration of the quotas at the end of 2020, we will not be able to import for consumption in the United States LEU delivered to us under the Russian Supply Agreement in excess of the portion of the quotas available to us, except for imports that are expressly excluded from the quotas (e.g., LEU for use in fabricating initial fuel cores for any U.S. nuclear reactors entering service for the first time). We expect to procure LEU from other sources or take other actions to service our customers that we are unable to supply from LEU purchased under the Russian Supply Agreement.

Further, the Russian LEU that we cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States, but the ability to sell to those utilities may be limited by policies of foreign governments or regional institutions that seek to restrict the amount of Russian LEU purchased by utilities under their jurisdiction, as well as requirements that Russian LEU imported into the United States to be used to fabricate fuel for foreign customers must be processed and re-exported within a certain period of time. To facilitate the ability of our Japanese customers to take Russian LEU pending the restart of their reactors, the U.S. Department of Commerce has agreed that so long as our existing Japanese customers hold imported Russian LEU from us in physical storage, they are not required to re-export the material under these time limits until it is withdrawn from storage, but the fact that the time limits on re-export will apply once the material is withdrawn may create uncertainty for Japanese utilities contemplating the use of such storage. As a result, they may resist taking Russian LEU from us. Further, geopolitical events such as the developments in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers. An interruption of deliveries under the Russian Supply Agreement could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. In the event of an interruption of deliveries under the Russian Supply Agreement, we would take action to mitigate any adverse impacts on our customers and to fulfill our delivery commitments including delivery from existing inventory and the purchase of alternative supplies. Even in the absence of sanctions or other legal restrictions, customers may be unwilling to agree to purchase or amend contracts to permit delivery of the Russian LEU. Accordingly, while we expect to secure supplies of non-Russian LEU in the currently oversupplied market in order to meet our contract obligations, there is no assurance that we will be successful in our efforts to sell Russian LEU in or outside of the United States.

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

We ceased enrichment at the Paducah GDP at the end of May 2013. The economics, timing and ability of Centrus to commercialize an advanced uranium enrichment centrifuge technology as a replacement for the Paducah GDP are uncertain. Moreover, the construction and deployment of the ACP is a large and capital-intensive undertaking that is subject to significant risks and uncertainties. If we are unable to successfully finance and deploy the ACP or an alternative enrichment technology on a cost-effective basis due to the risks and uncertainties described herein or for any other reasons, the long term viability of our LEU business would be threatened.

Current nuclear fuel market conditions are severely challenging the economics of the American Centrifuge project and our ability to finance and proceed with commercialization of the project.

Our plan and timing for proceeding with the financing and commercialization of the American Centrifuge project are uncertain. Factors that can affect this plan and the economics of the project include key variables related to project cost, schedule, the status of the supply chain for centrifuge manufacturing and plant support systems, market demand and market prices for LEU, financing costs and other financing terms. An oversupply of nuclear fuel available for sale has increased over time as approximately 60 reactors in Japan and Germany have been taken off-line in the aftermath of the March 2011 tsunami that caused irreparable damage to four reactors in Japan. The economics of the project are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU which are now at their lowest levels in more than a decade. Under current market conditions, we do not believe that our prior plans for commercialization of the American Centrifuge project are economically viable without additional government support beyond the $2 billion loan guarantee funding that we applied for from DOE. In addition, low prices for competing fuels such as natural gas and subsidized renewables in the United States could slow the deployment of new base load nuclear power capacity and have resulted in early retirement of five nuclear plants in the United States over the past two years. Based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, which could continue to adversely affect market prices. If there is further delay or reduction in the number of Japanese reactor restarts, the supply/demand imbalance and market prices could worsen. We have also experienced construction cost pressures, including inflation, due to delays in deployment of the project that are impacting the project economics. In addition, actions the Company has taken as part of the limited demobilization due to the reduction in scope of work from the Cooperative Agreement to the ACTDO Agreement or any future demobilization may also adversely impact project economics including as a result of the time and cost associated with project remobilization.

Uncertainties and risks related to implementation of the ACTDO Agreement and American Centrifuge costs that are outside the scope of work under the ACTDO Agreement could adversely impact our results of operations.

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. On January 23, 2015, ORNL exercised its second option to extend the period of performance for the ACTDO Agreement by an additional six months to September 30, 2015, which increased the total amount of the contract from approximately $75.3 million to approximately $117 million. The agreement is incrementally funded and provides for payments of approximately $6.9 million per month through September 30, 2015. We could incur cost overruns if the costs we incur for the work required to be performed under the ACTDO Agreement exceed the firm fixed funding provided thereunder. Such cost overruns or increases in costs for American Centrifuge activities that are outside the scope of work under the ACTDO Agreement could adversely impact our results of operations.

Funding for the ACTDO agreement has been appropriated for government fiscal year 2015. ORNL has provided funding incrementally under the ACTDO Agreement on a monthly basis, and funds currently allotted to the ACTDO Agreement are expected to cover the work to be performed through April 30, 2015.

Uncertainties and risks related to future government support and funding for the American Centrifuge program following the current contract with ORNL and related to our continued role in a government program could adversely impact our ability to commercially deploy the American Centrifuge technology and our business.

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

The Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President. Further, there is no assurance regarding what option, if any, DOE will pursue to maintain a domestic enrichment capability, regarding the timing of a DOE decision, or as to the scope, schedule, cost and funding of such option and whether Congress will support and fund such option. Despite the technical progress that has been made to confirm the technical readiness of the American Centrifuge technology for deployment, if additional funding is not in place to continue the American Centrifuge project, if Enrichment Corp. discontinues its funding of the Company, if DOE determines not to continue the program or our role in the program is discontinued, or if we determine there is no longer a viable path to commercialization of the American Centrifuge project, we could further demobilize or terminate the project. See the Risk Factor, Centrus could further demobilize or terminate the American Centrifuge project in the future, which could have a material adverse effect on its liquidity, business and prospects and could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the New Notes.

The Company has material unfunded defined benefit pension plans obligations and postretirement health and life benefit obligations. These liabilities are anticipated to require material contributions in future periods, which may divert funds from other uses and could adversely impact the Company’s liquidity.

Centrus and Enrichment Corp. maintain qualified defined benefit pension plans that are guaranteed by the Pension Benefit Guaranty Corporation ("PBGC"), a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act ("ERISA"). Centrus also maintains non-qualified defined benefit pension plans for certain executive officers. In addition, Enrichment Corp. maintains postretirement health and life benefit plans. These plans are anticipated to require material cash contributions in the future, which may divert funds from other uses and could adversely impact the Company’s liquidity depending on the timing of any required contributions or payments in relation to the Company’s sources of cash and other payment obligations. See also the Risk Factor, Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods.

In addition the Company has been in discussion with the PBGC and its advisors regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e). On September 30, 2011, Enrichment Corp. completed the de-lease to the DOE of the former Portsmouth GDP and transition of employees performing government services work to DOE’s decontamination and decommissioning contractor. Enrichment Corp. notified the PBGC of this occurrence at that time.

Further, at the end of May 2013, Enrichment Corp. ceased enrichment at the Paducah GDP and on October 21, 2014 completed the de-lease and return of the Paducah GDP to DOE. In connection with the de-lease and return of the Paducah GDP to DOE, the remaining employees at the Paducah GDP were terminated other than a few employees that have been retained to continue operations related to servicing customers, implementation of the Russian contract and to fill positions elsewhere in the Company.

After receiving the Company’s notification of the transition of employees at the Portsmouth GDP in 2011, the PBGC staff at that time informally advised Enrichment Corp. of its preliminary view that the Portsmouth GDP transition was a cessation of operations that triggered liability under ERISA Section 4062(e) and that its preliminary estimate was that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis,” which amount differs from that computed for GAAP purposes) for the Portsmouth GDP transition was approximately $130 million. At that time, Enrichment Corp. informed the PBGC that it did not agree with the PBGC staff’s view that ERISA Section 4062(e) liability was triggered in 2011, and also disputed the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. At the end of May 2013, the PBGC staff also informally advised Enrichment Corp. that the Paducah de-lease would be a cessation of operations under section 4062(e) when more than 20% of the Enrichment Corp.’s employees who are participants in a PBGC-covered pension plan were separated. The 20% reduction to the active plan participant threshold was reached at Paducah in April 2014.

Subsequently, on December 16, 2014, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The CFCAA changes the criteria for triggering liability under section 4062(e); provides certain exemptions from the applicability of section 4062(e) to certain events; permits companies to satisfy the liability by making payments into the pension over seven years, but cease once the pension reaches a 90% funding level as calculated under the method provided in the CFCAA; subject to an exception not applicable here, prohibits the PBGC from taking any enforcement, administrative or other action under section 4062(e) that is inconsistent with the amendments made by the CFCAA based on events that occurred before the date of enactment (December 16, 2014); and permits companies to elect to satisfy any liability under section 4062(e) as provided in the CFCAA for an event that had occurred prior to date of enactment as if such cessation had occurred on such date of enactment. While the PBGC has not issued any guidance or rules regarding the implementation of the changes to section 4062(e), we believe that in the event the PBGC were to determine that a cessation of operations had occurred under section 4062(e) as a result of the Portsmouth GDP transition or the Paducah GDP transition (events that occurred before enactment of the CFCAA), the Company could elect to satisfy any section 4062(e) liability under the provisions of the CFCAA. As of January 1, 2014, (the first plan year for which payments would otherwise be required) the Enrichment Corp. pension plan was over 90% funded under the method used in the CFCAA. Consequently the Company believes that any such liability would be fully satisfied under the method provided in the CFCAA.

The PBGC, however, has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with the Company’s qualified defined benefit pension plans. These authorities include, but are not limited to, initiating involuntary termination of underfunded plans and seeking liens or additional funding. We would seek to defend against the assertion by the PBGC of any such authorities based on the facts and circumstances at the time. The involuntary termination by the PBGC of any of the qualified pension plans of Centrus or Enrichment Corp. would result in the termination of the limited, conditional guaranty by Enrichment Corp. of the New Notes (other than with respect to the unconditional interest claim).

We have been engaged in discussions with the PBGC since the Portsmouth GDP transition. In 2014, prior to enactment of the CFCAA, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC. The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding of the qualified pension plans in the ordinary course and expects to do so, but there is no assurance that the PBGC will agree with that approach. In the event that the PBGC initiates involuntary termination actions or seeks liens or additional funding related to such plans, in light of current demands on our liquidity and depending on the timing and amount of any obligations that may arise from such PBGC actions, we might not have the cash needed to address such actions, which could have a material adverse effect on our liquidity and prospects.

In addition, in the event of lack of funding for the American Centrifuge project or lack of prospects for successful financing and commercialization of the American Centrifuge Plant after the completion of the ACTDO Agreement (including under any options, extensions or successor agreements thereto), the Company could demobilize all or a portion of the American Centrifuge project. The PBGC could take the position that a future decision to demobilize the American Centrifuge project, either alone or taken together with the transition of the Portsmouth GDP and Paducah GDP, could create additional potential liabilities under ERISA Section 4062(e) or other provisions under ERISA with respect to either the Enrichment Corp. or the Centrus pension plans, the amount of which would depend on the various factors described above.

Centrus could further demobilize or terminate the American Centrifuge project in the future, which could have a material adverse effect on its liquidity, business and prospects and could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the New Notes.

Actions Centrus may take with respect to the American Centrifuge project could have significant adverse consequences on its business. Any further demobilization or the termination of the American Centrifuge project could raise doubt about Centrus’ long-term viability and could result in actions by third parties that could give rise to events that individually, or in the aggregate, impose significant demands on its liquidity. For example, in light of a further demobilization or termination of the American Centrifuge project, either alone or taken together with prior actions related to the transition of the Paducah GDP to DOE, the PBGC could determine to utilize authorities under ERISA that could create, increase or accelerate liabilities under ERISA. Any additional demobilization or the termination of the American Centrifuge project could also result in actions by vendors, customers, creditors and other third parties in response to Centrus’ actions or based on their view of its financial strength and future business prospects. In addition, Centrus could incur significant costs in connection with any additional demobilization or termination of the American Centrifuge project that could put significant demands on its liquidity. Centrus currently estimates that it could incur total employee related severance and benefit costs of approximately $13 million for all American Centrifuge workers in the event of a full demobilization of the project. Depending on the length of the demobilization period, Centrus would also incur significant costs related to the execution of the demobilization in addition to the costs described above. Our actual costs could be greater than these estimates. Continued funding to Centrus from Enrichment Corp. would also be in doubt in this scenario. Such actions may have a material adverse impact on Centrus’ ability to deploy the American Centrifuge technology, on Centrus’ results of operations and liquidity, and on the long-term viability of the LEU business.

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

•
cause Centrus to need to suspend or to terminate contracts with suppliers and contractors involved in the American Centrifuge project and make it more difficult to obtain key suppliers for the ACP and preserve the manufacturing infrastructure developed over the last several years; and

•
delay deployment of the American Centrifuge project and increase its overall cost, which could adversely affect the overall economics of the project and Centrus’ ability to successfully commercialize the American Centrifuge technology.

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

DOE consented to the assumption by Centrus of the 2002 DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and Centrus under those agreements as part of Centrus' Chapter 11 bankruptcy process. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

DOE has specific remedies under the 2002 DOE-USEC Agreement if Centrus fails to meet a milestone that would materially impact its ability to begin commercial operations of the American Centrifuge Plant on schedule, and such delay was within Centrus’ control or was due to its fault or negligence or if Centrus abandons or constructively abandons the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge project.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet an American Centrifuge Plant milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The Company notified DOE that it had not met the June 2014 milestone within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the June 2002 Agreement continued to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

We anticipate that the parties will address the milestones and other matters under the 2002 DOE-USEC Agreement at an appropriate time. However, the parties may not be able to reach agreement on appropriate modifications to the agreements in the future and DOE may seek to exercise remedies under such agreements. Moreover, even if the parties reach agreement on modifications to such agreements, there is no assurance that such modifications will not impose material additional requirements, provide DOE with material additional rights or remedies or otherwise affect the overall economics of the American Centrifuge Plant and the ability to finance and successfully deploy the project. Any of these actions could have a material adverse impact on the Company’s business and prospects.

Centrus also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). Centrus also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at its expense for commercial purposes (including a right to sublicense), which may be exercised only if Centrus misses any of the milestones under the 2002 DOE-USEC Agreement or if Centrus (or its affiliate or entity acting through it) is no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology. Such a commercial purposes license is subject to payment of an agreed upon royalty to Centrus, which shall not exceed $665 million in the aggregate. Any of these actions could have a material adverse impact on Centrus’ business and prospects.

Even if market conditions improve, we may not obtain a loan guarantee from DOE and other financing needed to build commercial capacity using the American Centrifuge technology and could demobilize or terminate the project.

In July 2008, we applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program, which was established by the Energy Policy Act of 2005, to construct commercial capacity using the American Centrifuge technology. Instead of moving forward with a conditional commitment for a loan guarantee, in the fall of 2011, DOE proposed the cooperative cost-sharing research, development and demonstration program under the Cooperative Agreement. DOE indicated that the application for a DOE loan guarantee would remain pending. Although we successfully completed the Cooperative Agreement and have been working under the ACTDO Agreement and notwithstanding that we have implemented the restructuring described in the Plan of Reorganization, DOE has given no assurance that a loan guarantee would be provided when market conditions improve sufficiently to support commercialization of the American Centrifuge project. We intend to continue to pursue financing for the ACP in the future, including a DOE loan guarantee; however, there is no assurance that we will be successful in obtaining a DOE loan guarantee. Factors that could affect our ability to obtain a DOE loan guarantee include:

•	the ability to address DOE’s financial concerns to DOE’s satisfaction;

•	the ability to address any additional concerns that may be raised by DOE as part of its review of our loan guarantee application in the future;

•	the ability to demonstrate to DOE that we can obtain the capital needed to complete the ACP;

•	reliance on the continued support of our strategic investor, Toshiba, and obtaining access to financing from the Japanese export credit agencies;

•	the ability to reach agreement with DOE regarding the terms of a loan guarantee conditional commitment;

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

Commercial deployment of the American Centrifuge Plant would require significant additional capital, and the sources and timing of obtaining such capital are uncertain and could result in changes in our anticipated ownership of or role in the project.

Our ability and the timing to proceed with the financing and commercial deployment of the American Centrifuge technology, including the availability of additional government support for deployment of a national security capacity or for commercial deployment, are uncertain. We do not currently have any funding in place for the project following completion of the ACTDO Agreement and, as discussed above, the government’s plans for continuation of the program or for proceeding with a national security capacity and the timing thereof are uncertain. We anticipate that funding will be needed for the project for the period from completion of the current or any subsequent program until the receipt of financing for commercial deployment. The amount of any such funding would depend on a number of factors including whether the government has proceeded with the deployment of a national security capacity as well as the timing of commercial deployment in light of market conditions and the length of time until financing could be obtained for a commercial plant.

If we proceed with commercialization of the American Centrifuge project, we expect to need at least $4 billion of capital in order to commercially deploy the ACP based on prior estimates of cost and schedule of commercial deployment. These estimates of costs and schedule for commercial deployment would need to be revised and would depend on a number of factors, including timing and scope of commercial deployment, the government’s decisions with respect to deployment of a national security capacity and remobilization costs, but we expect that the capital needed for commercial deployment would continue to be substantial. The majority of the capital will need to come from third parties. We have applied for a $2 billion loan guarantee under the DOE Loan Guarantee Program and we have also had discussions with Japanese export credit agencies regarding financing up to $1 billion of the cost of completing the ACP, with such potential financing predicated on receiving a DOE loan guarantee. While we have no assurance that those capital sources would be available at the time of commercial deployment, we previously anticipated that under such a financing plan the potential remaining sources for capital could include cash generated by the project during startup, available cash flow from Enrichment Corp.’s operations and additional third-party capital. We are uncertain regarding the amount of cash flow from operations that will be available to fund the project in light of the delays in deployment of the project, reduced cash flow from operations as a result of ceasing enrichment at the Paducah GDP and potential requirements for cash flow to satisfy pension and postretirement benefits, cash interest payments on the Company's notes and other obligations. We have a limited amount of capital that we will be able to contribute to the project going forward.  This will affect our share of the ultimate ownership of the project, which may be reduced as a result of raising equity and other capital to commercially deploy the project.

In order to successfully raise the necessary capital, we would need to demonstrate a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which is not supported by current nuclear fuel market conditions without additional government support. We could also take actions to restructure the American Centrifuge project that could result in changes in our anticipated ownership of or role in the project.

Increased costs and cost uncertainty could adversely affect our ability to finance and deploy the ACP.

There are significant carrying costs associated with the ACP project and maintaining the project infrastructure. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by USEC under the prior Cooperative Agreement with DOE. The reduced scope of work does not include activities related to engineering, procurement and construction of the commercial plant; work related to the manufacturing of new centrifuge machines; or design, testing, and procurement of specialty uranium handling equipment necessary to support the uranium enrichment process. In order to align its continued activities with the funding provided under the ACTDO Agreement, Centrus carried out a limited demobilization of those activities not included in the ACTDO Agreement scope of work. In connection with obtaining any financing in the future for commercial deployment we would need to re-establish a number of suppliers to complete the project. We may not be able to utilize prior suppliers and the costs of using or developing new suppliers may be significantly higher than prior cost estimates. Further, suppliers may not be willing to provide contracts on terms that are acceptable to us or potential lenders or at all. The cost and schedule for the project would depend on a large variety of factors, including how we ultimately deploy the project and the timing thereof, decisions by DOE and Congress on whether to extend, revise or terminate the ACTDO Agreement or a successor program and on the preferred option (if any) for maintaining a domestic enrichment capability to meet national security requirements as well as the scope, schedule, cost and funding for such option, the outcome of future discussions with suppliers, changes in commodity and other costs, and the ability to develop and implement cost saving and value engineering actions. There is no assurance that we will achieve required schedule or target costs for the project or that we will develop a viable business plan for commercial deployment that supports loan repayment and provides potential investors with an attractive return on investment based on the project's risk profile, which as described above is not supported by current nuclear fuel market conditions without additional government support.

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

In particular, work under the ACTDO Agreement includes addressing an issue identified in February 2014, following successful completion of the 60-day commercial demonstration cascade operation test at the end of 2013. While details are classified, failure to resolve this issue would increase maintenance costs over the life of a centrifuge plant that could impact commercial plant economics. As with other matters that the Company has addressed throughout the American Centrifuge technology development program, mitigating actions are being evaluated and implemented and are expected to successfully resolve the issue; however, there is no assurance that the issue will be resolved and will not impact overall plant availability and economics, including capital required for construction, and costs of maintenance and operation.

Failure to achieve targeted performance over the life of the American Centrifuge Plant could affect the overall economics of the American Centrifuge Plant and the ability to finance and successfully deploy the project. This could have a material adverse impact on the Company’s business and prospects.

We face risks associated with reliance on third-party suppliers to meet customer commitments as well as for key components for our American Centrifuge program. There is no assurance that we will be able to obtain replacement suppliers or re-establish suppliers for such components for the commercial deployment of the technology.

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

Toshiba has been an important strategic partner to us in our effort to deploy the American Centrifuge project. Its support was evidenced in the investment transactions that resulted in Toshiba acquiring the Old Preferred Stock and agreeing to make additional investments conditioned upon, among other things, progress in obtaining a loan guarantee from DOE. Although the conditions were not satisfied prior to our Chapter 11 bankruptcy petition, and thus no additional investments were made, Toshiba has continued to evidence its support and continues to maintain its investment in Centrus. If Toshiba were to withdraw its support for the American Centrifuge project, it could have a significant adverse impact on our ability to deploy the ACP and on our business and prospects. The ability to obtain Japanese export credit agency financing is highly dependent on the continued support by Japanese industry. If the ability to obtain Japanese export credit agency financing were adversely affected, this would also adversely affect our ability to obtain a DOE loan guarantee and complete the ACP.

Changes in the price for SWU or uranium could affect gross profit margins and the ability to service indebtedness and finance the American Centrifuge project.

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

LEU may be produced by downblending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. In the past, we have been a primary supplier of downblended highly enriched uranium made available by the U.S. and Russian governments. Given the current oversupplied nuclear fuel market, any additional LEU from downblended highly enriched uranium released into the market would have a significant negative effect on prices for LEU.

The long-term nature of SWU sales contracts delays the impact of any material change in market prices and may prolong any adverse impact of low market prices on gross profit margins. For example, even if prices increase and new higher-priced contracts are secured, the contractual obligations under contracts signed prior to the increase are to deliver LEU and uranium at the lower prices. A decrease in the price for SWU could also affect our future ability to service our indebtedness and finance the American Centrifuge project.

Low market prices for LEU may adversely affect our ability to achieve the anticipated benefits from the Russian Supply Agreement. See also the Risk Factor, We may be unable to sell all of the commercial Russian LEU that is purchased under the Russian Supply Agreement for prices that cover our purchase costs, which could adversely affect profitability and the viability of our business; restrictions on imports or sales of Russian LEU could adversely affect the ability to sell commercial Russian LEU purchased under the Russian Supply Agreement.

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

In 2014, our 10 largest customers represented 95% of total revenue and our three largest customers represented 62% of total revenue. A reduction in purchases from our largest customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business and results of operations.

We are seeing increased price competition as competitors and secondary suppliers lower their prices to sell excess supply created by current market conditions. This has adversely affected our sales efforts. Because price is a significant factor in a customer’s choice of a supplier of LEU, when contracts come up for renewal, customers may reduce their purchases from us if we are not able to compete on price, resulting in the loss of new sales contracts. Historically, our ability to compete on price has been limited by the higher operating costs at the Paducah GDP than competitors who operated centrifuge facilities and are protected from competition in their home markets. Once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with the largest customers, our ability to raise prices in order to respond to increases in costs or other developments may be limited. In addition, because we have a commitment to acquire Russian LEU under the Russian Supply Agreement, any reduction in purchases by the customers below the level required for us to resell both our inventory and the Russian material could adversely affect revenues, cash flows and results of operations.

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

Further, geopolitical events such as the developments in Ukraine, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers.

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

Backlog is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. There is no assurance that the revenues projected in the backlog will be realized, or, if realized, will result in profits. Most of our contracts provide for fixed purchases of SWU during a given year. Our estimate of backlog is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that may prove to be inaccurate. Backlog is also based on estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable, particularly in light of general uncertainty in the nuclear market and the economy generally. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. These forecasts may not be accurate, and therefore estimates of future prices could be overstated. Any inaccuracy in estimates of future prices would add to the imprecision of the backlog estimate.

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

The backlog includes sales prices that are significantly above current market prices. Therefore, customers may seek to limit their obligations under existing contracts or may be unwilling to continue contracts that have termination rights. The backlog also includes contracts that may need to be revised to reflect anticipated supply sources during the transition period. Some long-term contracts in our backlog were established with milestones related to the ACP that permit termination with respect to portions of the contract under limited circumstances that vary across the contracts. While we have waived, eliminated or renegotiated those termination rights where possible, we estimate that approximately 40% of our backlog remains at various levels of risk due to milestones related to deployment of the ACP. Some of these customers have indicated they expect to exercise such contract termination rights, and where one customer purported to exercise its right to terminate, we are disputing that action. We are also working with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources during the transition period. We have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog. A loss of all or part of the existing backlog, or a reduction in its value, also could adversely affect our ability to secure adequate contracts to support commercialization of the American Centrifuge project and the likelihood that we will succeed in securing financing for, or deploying, the ACP and thereby adversely affect our prospects.

Unless market conditions improve or we lower price to compete with excess supply, we expect to continue to see a reduction to our sales backlog over time. Our ability to make new sales is also constrained by the uncertainty about the future prospects associated with the transition from production at the Paducah GDP to commercial production at the ACP. During the period of transition to commercialization of the ACP, we anticipate a lower level of revenue and sales, aligned with our anticipated sources of LEU. As the time frame for potential commercialization of the ACP becomes longer, these issues could be exacerbated.

The sources of supply to meet existing backlog will include LEU delivered under the Russian Supply Agreement, which is subject to U.S. government quotas in the U.S. market and foreign trade restrictions in other markets, and which does not fit the origin requirements of a few contracts in the backlog. To the extent our delivery obligations cannot be fully met with Russian LEU under the Russian Supply Agreement, we expect to rely on inventory and purchases from suppliers of non-Russian LEU (and, in the future, supply from the ACP). Our inventories and the LEU we plan to purchase will have origins that are acceptable under existing contracts with our customers. We could also seek a relaxation of trade restrictions or an increase in quotas available to us, but the timing, cost and availability of any these options is uncertain.

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

We previously performed services under contract with DOE and its contractors at the Portsmouth GDP and the Paducah GDP. We may not be successful in collecting unpaid receivables from DOE for such work. Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. We believe DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act ("CDA"). DOE denied our initial claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE's denial of its claims to the U.S. Court of Federal Claims. We have been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6 million of claims for work performed in 2003 through 2005. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE and we intend to pursue payment of such claims directly from the DOE contractors.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied our claim. As a result, we filed a complaint with the U.S. Court of Federal Claims in January 2015 but there is no assurance we will be successful in our appeal. This claim has a full valuation allowance in our records due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date. Further, on February 5, 2015, we filed claims with DOE for payment under the CDA for approximately $1.6 million related to services performed in 2013. We believe that DOE improperly reduced its payment by applying a duplicative credit that had previously been applied to a 2011 invoice. We also filed a complaint in the U.S. Court of Federal Claims since the DOE action relates to the pending litigation and to preserve the Company’s rights. There is no assurance that we will be successful in these claims or recover any additional amounts for these past due receivables.

Our operations are highly regulated by the NRC and DOE.

Our operations are subject to regulation by the NRC. The centrifuge demonstration cascade in Ohio and the construction and operation of the ACP are licensed and regulated by the NRC. The license for ACP activities is held by American Centrifuge Operating, LLC.

The NRC could refuse to renew our licenses if it determines that: (1) we are foreign owned, controlled or dominated; (2) the issuance of a renewed license would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of a renewed license would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed license is otherwise not consistent with applicable laws or regulations in effect at the time of renewal.

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, the NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties or additional requirements and to order cessation of operations for violations of its regulations. Penalties under the NRC regulations could include substantial fines, imposition of additional requirements or withdrawal or suspension of licenses or certificates. Any penalties imposed on Centrus could adversely affect our results of operations and liquidity. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements could also adversely affect our results of operations.

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

Failures or security breaches of information technology systems could have an adverse effect on our business.

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

We incur costs for compliance with environmental laws and regulations, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated as a result of operations at the American Centrifuge project. Unanticipated events or regulatory developments could cause the amount and timing of future environmental expenditures to vary substantially from those expected.

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

Historically, we did not maintain any nuclear liability insurance for our operations at the Paducah GDP site. Further, American Nuclear Insurers, the only provider of nuclear liability insurance, has declined to provide nuclear liability insurance to the ACP due to past and present DOE operations on the site. In addition, the Price-Anderson Act indemnification does not cover loss or damage to property located on the leased facilities due to a nuclear incident.

In our contracts, we seek to protect ourselves from liability, but there is no assurance that such contractual limitations on liability will be effective in all cases. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods.

Earnings may be positively or negatively impacted by the amount of expense we record for employee benefit plans. This is particularly true with expense for the pension and postretirement benefit plans. GAAP require a company to calculate expense for these plans using actuarial valuations. These valuations are based on assumptions relating to financial markets and other economic conditions. Changes in key economic indicators can result in changes in the assumptions used. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets and healthcare cost trend rates. The rate of return on pension assets and changes in interest rates affect funding requirements for defined benefit pension plans. The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount required to contribute to pension plans can have an adverse effect on our cash flows.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our results of operations and financial condition.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. Refer to Critical Accounting Estimates in Part II, Item 7 of this report for a discussion of assumptions, estimates and judgments related to our accounting for asset valuations, American Centrifuge decontamination and decommissioning obligations, pension and postretirement health and life benefit costs and obligations and income taxes. Changes in accounting rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly affect our results of operations and financial condition.

Our revenues and operating results may fluctuate significantly from quarter to quarter and year to year, which could have an adverse effect on our cash flows.

Revenue is recognized at the time LEU or uranium is delivered under the terms of customer contracts. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average approximately $15 to $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.

Centrus is dependent on intercompany support from Enrichment Corp.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level. Centrus performs work under the ACTDO Agreement with UT-Battelle for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. Centrus’ principal source of funding of American Centrifuge activities is provided under the fixed-price ACTDO Agreement and funding provided by Enrichment Corp. to Centrus and its wholly owned subsidiary, American Centrifuge Operating, LLC (“ACO”), pursuant to two secured intercompany financing notes (the "Intercompany Notes"). The Intercompany Notes are demand notes and are secured by substantially all of the assets of Centrus and ACO, respectively. The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the ACTDO Agreement, American Centrifuge costs that are outside the scope of work under the ACTDO Agreement, including costs of the limited demobilization and contract termination costs resulting from the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior Cooperative Agreement with DOE, and general corporate expenses, including cash interest payments on the New Notes. As a wholly owned subsidiary of Centrus, Enrichment Corp. has its own set of creditors and a separate board of directors, including independent directors (the “Enrichment Board”), who are elected by Centrus.  The Enrichment Board has authorized Enrichment Corp. to provide such funding and to provide a guarantee with respect to the New Notes issued under the Plan of Reorganization. Such current and future funding and support are conditional and dependent on Enrichment Corp.’s own financial condition and a determination by the Enrichment Board that such funding is in the interest of Enrichment Corp.

Our failure to maintain compliance with the listing requirements of the NYSE MKT could result in a delisting of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock.

As announced on March 11, 2015, at the request of the Company, the NYSE transferred the listing of Centrus common stock that trades under the ticker “LEU” to the NYSE’s MKT trading platform. The NYSE MKT’s continued listing standards are more aligned with our new capital structure, trading volume and share price since emerging from bankruptcy. On March 16, 2015, LEU began trading on the NYSE MKT. Given the limited period of trading since our emergence from Chapter 11 bankruptcy and the substantially changed capital structure of the Company, among other factors, there is no assurance that we will continue to meet the NYSE MKT's continued listing standards, including with respect to our overall financial condition and results of operations. A delisting of our Class A Common Stock by the NYSE MKT and the failure of our Class A Common Stock to be listed on another national exchange could have significant adverse consequences. A delisting would likely have a negative effect on the price of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock.

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

The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons or Contravening Persons are as follows:

•
Redemption price or exchange value:  Generally, the redemption price or exchange value for any shares of our New Common Stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons or Contravening Persons and our Board in good faith determines that such person knew or should have known that its ownership would constitute a foreign ownership review event (other than shares for which our Board determined at the time of the person’s purchase that the ownership of, or exercise of rights with respect to, such shares did not at such time constitute an Adverse Regulatory Occurrence), the redemption price or exchange value is required to be the lesser of fair market value and the person’s purchase price for the shares redeemed or exchanged.

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

Item 1B. Unresolved Staff Comments

None.

Item 3. Legal Proceedings

On May 30, 2013, the Company filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for three claims totaling $38.0 million.  The claims all relate to work the Company performed under contract with the DOE during the period 2003 through 2011.  The claims for payment were denied by the DOE contracting officer under the Contract Disputes Act.  The claims include (1) a claim for $11.2 million for periods through December 31, 2009 that was denied by the DOE contracting officer by letter dated June 1, 2012, (2) a claim for $9.0 million for the year ended December 31, 2010 that was denied by the DOE contracting officer by letter dated August 15, 2012, and (3) a claim for $17.8 million for the year ended December 31, 2011 that was denied by the DOE contracting officer by letter dated August 15, 2012.  Centrus believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. Centrus and DOE have been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6 million of claims for work performed in 2003 through 2005. On July 28, 2014 the court dismissed certain claims related to damages resulting from subcontracts with DOE contractors amounting to approximately $3.8 million on a jurisdictional basis. Centrus may pursue those claims separately against the DOE contractors. Further, on August 8, 2014, the Company filed an amended complaint which provided for the dismissal of counts related to the failure of DOE to establish provisional billing rates for CY 2003 through CY 2005. On October 13, 2014, the Department of Justice filed a partial motion to dismiss for lack of jurisdiction the counts in the amended complaint relating to final indirect cost payments for CY 2003 through CY 2005. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contract Services Segment - Site Services Work and Related Receivables.

On August 30, 2013, the Company submitted an additional claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE's share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's decontamination and decommissioning ("D&D") contractor. On August 27, 2014, the DOE contracting officer denied the Company's claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. As noted in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Defined Benefit Plan Funding, Centrus has potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act ("ERISA") related to the Company's de-lease of the former Portsmouth GDP and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE's share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection.

Further, on February 5, 2015 the Company filed claims with DOE for payment under the Contract Disputes Act for approximately $1.6 million related to services performed in 2013. The Company believes that DOE improperly reduced its payment by applying a duplicative credit that had previously been applied to a 2011 invoice. The Company also filed a complaint in the U.S. Court of Federal Claims since the DOE action relates to the pending litigation and to preserve the Company’s rights.

On March 5, 2014, USEC Inc. filed a voluntary petition seeking reorganization relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. USEC Inc.’s subsidiaries, including Enrichment Corp., our primary operating subsidiary, were not part of the Bankruptcy Filing. On September 5, 2014, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. Consummation of the Plan of Reorganization was subject to certain conditions set forth in the Plan of Reorganization. On September 30, 2014, the Effective Date, all of the conditions were satisfied or waived, and the Plan of Reorganization became effective and was implemented in accordance with its terms. On the Effective Date, USEC Inc.’s name was changed to Centrus Energy Corp. The Bankruptcy Case was closed on December 9, 2014 after completion of certain required administrative filings and payment of final claims pursuant to the Plan of Reorganization.

On December 31, 2014, our subsidiary, Enrichment Corp., submitted a demand for binding arbitration to Entergy Services, Inc. and Entergy Nuclear Fuels Company to resolve a dispute regarding their alleged repudiation of two sales contracts with Enrichment Corp. and claiming that such repudiation will cause Enrichment Corp. to suffer approximately $165 million in damages. The arbitration will be administered by the American Arbitration Association, and a sole arbitrator will hear the parties’ dispute. Arbitration proceedings are confidential and, as a general matter, the rulings are not subject to appeal.

Centrus is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers of the Registrant

Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 16, 2015 follow:

Name	Age	Position
John R. Castellano	48	Interim President and Chief Executive Officer
Daniel B. Poneman	59	Chief Strategic Officer
John C. Barpoulis	50	Senior Vice President and Chief Financial Officer
Peter B. Saba	53	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Philip G. Sewell	68	Senior Vice President and Chief Development Officer
Robert Van Namen	53	Senior Vice President and Chief Operating Officer
Marian K. Davis	56	Vice President and Chief Audit Executive
John M.A. Donelson	50	Vice President, Marketing, Sales and Power
Stephen S. Greene	57	Vice President, Finance and Treasurer
J. Tracy Mey	54	Vice President and Chief Accounting Officer
Steven R. Penrod	58	Vice President, American Centrifuge
Richard V. Rowland	66	Vice President, Human Resources

John R. Castellano has been Interim President and Chief Executive Officer since October 2014 and was Chief Restructuring Officer from October 2013 to October 2014. He serves as Managing Director at AlixPartners, LLC. He has been with AlixPartners since 1998, serving in interim management roles and in an advisory capacity to his clients.

Daniel B. Poneman has been Chief Strategic Officer since March 6, 2015 and will become President and Chief Executive Officer effective on or before April 1, 2015. From May 2009 through October 2014, Mr. Poneman was Deputy Secretary of Energy, in which capacity he also served as Chief Operating Officer of the Department of Energy.  Mr. Poneman was a principal of The Scowcroft Group from 2001 to 2009. He previously served in the U.S. government as Special Assistant to the President and Senior Director for Nonproliferation and Export Controls at the National Security Council.

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

Marian K. Davis has been Vice President and Chief Audit Executive since July 2011. Prior to joining the Company, Ms. Davis was Senior Vice President, Corporate Internal Audit for Sunrise Senior Living, Inc. from November 2003 to May 2010.

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

Steven R. Penrod has been Vice President, American Centrifuge since August 2014 and was Vice President, Enrichment Operations from February 2010 to August 2014 and was General Manager of the Paducah Gaseous Diffusion Plant since 2005.

Richard V. Rowland has been Vice President, Human Resources since April 2012 and was previously Corporate Director of Human Resources from March 1997 to April 2012.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of common stock outstanding prior to emergence were canceled on September 30, 2014 and 100 million shares of New Common Stock were authorized. On September 30, 2014, the Company issued 9,000,000 shares of New Common Stock, which included the issuance of 7,563,600 shares of Class A Common Stock and 1,436,400 shares of Class B Common Stock. The Class B Common Stock was issued to Babcock & Wilcox Investment Company ("B&W") and Toshiba America Nuclear Energy Corporation ("Toshiba") and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock issued to former holders of the Old Notes, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company reserved 1,000,000 shares of Class A Common Stock under a new management incentive plan.

The Class A Common Stock began trading on the NYSE under the symbol "LEU" on September 30, 2014. High and low sales prices per share follow.

	2014
	High	Low
September 30	$12.00	$9.40
Fourth Quarter ended December 31	$10.21	$3.91

As of March 16, 2015, there were 7,563,600 shares of Class A Common Stock outstanding. As of March 5, 2015, there were approximately 1,050 holders of record and approximately 12,500 non-objecting beneficial owners of the Company's Class A common stock.

As announced on March 11, 2015, at the request of the Company, the NYSE transferred the listing of Centrus common stock that trades under the ticker "LEU" to the NYSE’s MKT trading platform. The NYSE MKT’s continued listing standards are more aligned with our new capital structure, trading volume and share price since emerging from bankruptcy. On March 16, 2015, LEU began trading on the NYSE MKT.

No cash dividends were paid in 2013 or 2014, and we have no intention to pay cash dividends in the foreseeable future.

Fourth Quarter 2014 Issuer Purchases of Equity Securities

None.

Matters Affecting our Foreign Stockholders

In order to aid in our compliance with certain regulatory requirements affecting us, which are described in Part I, Items 1 and 2, Business and Properties - American Centrifuge - NRC Operating Licenses, our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Foreign persons are defined in our certificate of incorporation to include, among others, an individual who is not a U.S. citizen, an entity that is organized under the laws of a non-U.S. jurisdiction and an entity that is controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions.

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

For additional information regarding the foreign ownership restrictions set forth in our certificate of incorporation, please refer to Risk Factors - Our certificate of incorporation gives us certain rights with respect to equity securities held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.

Item 6. Selected Financial Data

Selected financial data should be read in conjunction with the consolidated financial statements and related notes and management's discussion and analysis of financial condition and results of operations. Selected financial data have been derived from audited consolidated financial statements (in millions, except per share data).

	Successor	Predecessor
	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	Years Ended December 31,
			2013	2012		2011		2010
Revenue:
Separative work units	$101.0	$347.5	$1,222.9	$1,821.8		$1,330.9		$1,521.4
Uranium	0.8	—	71.2	26.0		131.8		236.1
Contract services	21.8	43.0	13.4	14.3		138.1		238.4
Total Revenue	123.6	390.5	1,307.5	1,862.1		1,600.8		1,995.9
Cost of Sales:
Separative work units and uranium	119.6	369.4	1,388.8	1,718.5		1,391.1		1,623.2
Contract services	22.5	43.9	13.6	14.2		134.3		219.8
Total Cost of Sales	142.1	413.3	1,402.4	1,732.7		1,525.4		1,843.0
Gross profit (loss)	(18.5)	(22.8)	(94.9)	129.4		75.4		152.9
Advanced technology costs	4.7	56.6	186.1	1,313.2	(1)	271.6	(1)	107.8
Selling, general and administrative	10.2	32.2	46.8	50.3		56.4		55.0
Amortization of intangible assets (2)	4.3	—	—	—		—		—
Special charges for workforce reductions and advisory costs	2.1	2.1	57.2	12.3		—		—
Other (income) (3)	(1.3)	(39.4)	(154.3)	(92.1)		(3.7)		(44.4)
Operating income (loss)	(38.5)	(74.3)	(230.7)	(1,154.3)		(248.9)		34.5
Preferred stock issuance costs	—	—	—	—		—		6.6
Interest expense	4.9	14.0	40.1	50.4		11.6		0.6
Interest (income)	(0.2)	(0.5)	(0.7)	(1.9)		(0.5)		(0.4)
Reorganization items, net	1.5	(426.9)	—	—		—		—
Income (loss) from continuing operations before income taxes	(44.7)	339.1	(270.1)	(1,202.8)		(260.0)		27.7
Provision (benefit) for income taxes	(2.4)	(1.0)	(86.5)	(1.0)		231.8		19.6
Income (loss) from continuing operations	(42.3)	340.1	(183.6)	(1,201.8)		(491.8)		8.1
Income (loss) from discontinued operations (4)	—	—	24.7	1.2		0.7		(0.6)
Net income (loss)	$(42.3)	$340.1	$(158.9)	$(1,200.6)		$(491.1)		$7.5
Income (loss) from continuing operations per share -
Basic	$(4.70)	$69.41	$(37.47)	$(245.26)		$(102.46)		$1.80
Diluted	$(4.70)	$69.41	$(37.47)	$(245.26)		$(102.46)		$1.21
Net income (loss) per share -
Basic	$(4.70)	$45.93	$(32.43)	$(245.02)		$(102.31)		$1.67
Diluted	$(4.70)	$45.93	$(32.43)	$(245.02)		$(102.31)		$1.12

	Successor	Predecessor
	December 31,	December 31,
	2014	2013	2012		2011		2010

Balance Sheet Data
Cash and cash equivalents	$218.8	$314.2	$292.9		$37.6		$151.0
Inventories	462.2	967.6	1,593.2		1,752.0		1,522.5
Property, plant and equipment, net	3.5	7.9	51.0	(1)	1,187.1	(1)	1,231.4
Total assets	1,183.7	1,705.5	2,266.4		3,549.3		3,848.2
Term loan, current	—	—	83.2		85.0		—
Long-term debt, current	—	530.0	—		—		—
Convertible preferred stock, current	—	113.9	100.5		88.6		—
Long-term debt, non-current	240.4	—	530.0		530.0		660.0
Convertible preferred stock, non-current	—	—	—		—		78.2
Other long-term liabilities	445.3	369.0	594.5		691.0		527.7
Stockholders’ equity (deficit)	21.6	(458.2)	(472.9)		752.4		1,313.8

(1)
In 2012, we expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. Although we continue to maintain a path to commercial deployment of the ACP, we do not expect to recover the full amount of this prior capital investment. This expense of previously capitalized costs does not affect any future capital investment in the ACP.  We would anticipate that capitalization of amounts related to the ACP could resume if and when commercial plant deployment resumes.

In 2011, we expensed $146.6 million of previously capitalized construction work in progress related to damaged centrifuge machines, earlier machines that were determined to no longer be compatible with the commercial plant design for the ACP, and previously capitalized amounts related to prepayments made to a supplier for the American Centrifuge project.

(2)	Amortization commenced in the fourth quarter of 2014 for the intangible assets resulting from the Company's emergence from bankruptcy and adoption of fresh start accounting.

(3)	Other income consists primarily of pro-rata cost sharing support from DOE for partial funding of American Centrifuge project activities through April 2014.

(4)
On March 15, 2013, we sold our NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under income from discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Centrus Energy Corp. ("Centrus" or the "Company") supplies low enriched uranium ("LEU") for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in a growing fleet of nuclear reactors worldwide. Centrus is also working to deploy the American Centrifuge technology for commercial purposes and to support U.S. energy and national security.

LEU consists of two components: separative work units ("SWU") and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of the uranium-235 isotope ("U235") and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts, and in exchange Centrus delivers LEU to these customers and charges for the SWU component.

We provide LEU from our inventory and our supply purchases in order to meet our sales contract requirements. Historically, we produced or acquired LEU from two principal sources. We produced LEU at the Paducah gaseous diffusion plant ("Paducah GDP") in Paducah, Kentucky that we leased from the U.S. Department of Energy ("DOE"), and acquired LEU under a contract with Russia (the "Russian Contract") under the 20-year Megatons to Megawatts program. Under the Megatons to Megawatts program, we purchased the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants.

We ceased enrichment at the Paducah GDP at the end of May 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities. We will control the disposition of that material and will continue to manage deliveries of LEU to fuel fabricators in order to facilitate sales to utilities for consumption in their reactors. We transferred the Paducah GDP site back to DOE in October 2014. Our goal is to resume commercial production in the future by deploying advanced enrichment technology in the American Centrifuge Plant ("ACP") in Piketon, Ohio, and we are currently operating a cascade of centrifuges to enrich uranium in a closed loop demonstrating that the centrifuges we built can produce commercial LEU.

Our purchases under the Megatons to Megawatts program were completed in December 2013. Commencing in June 2013, we continue to acquire Russian LEU under the terms of a 10-year commercial agreement with Russia (the "Russian Supply Agreement"). Quantities under the Russian Supply Agreement will be approximately one-half the level we had purchased under the Megatons to Megawatts program unless the parties agree to adjust such purchases. We have worked with, and expect to continue to work with, the Russian government entity Joint Stock Company "TENEX" ("TENEX") to adjust the terms, including quantities, under the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our contract backlog, and restrictions on the sale of Russian LEU.

In March 2011, an earthquake and tsunami caused irreparable damage to four reactors in Fukushima, Japan that subsequently led to all Japanese nuclear reactors being temporarily shut down. Approximately 60 reactors in Japan and Germany were taken off-line and remain out of service. Supply and demand dynamics for nuclear fuel were affected and prices for enriched uranium have declined significantly since 2011. Steps are being taken to restart reactors in Japan beginning in 2015 but the market for nuclear fuel is expected to remain oversupplied for the remainder of this decade.

The cessation of domestic enrichment, the successful conclusion of the Megatons to Megawatts program and the effect of out-of-service Japanese reactors on nuclear fuel market conditions have resulted in our business being in a state of significant transition in recent years. Centrus will continue that transition during 2015 and beyond. We expect to deliver significantly less SWU to customers than the approximately 8 million SWU we delivered in 2013.  During 2014, we delivered approximately 3 million SWU and we expect to deliver approximately 2 million SWU in 2015.

We continue our efforts to deploy a modern, domestic gas centrifuge technology that we believe will outperform the technology used by our foreign government-controlled competitors. It will be several years until we have further clarity regarding our commercialization plans for the ACP. During this transition period we will be making sales from our existing inventory, our supply purchases from Russia and purchases from other suppliers. We expect to continue discussions with customers regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and potential timing for the financing and commercial production from the ACP.

Centrus was formerly known as USEC Inc. Refer below to Emergence from Chapter 11 Bankruptcy. Centrus Energy Corp. is organized under Delaware law. Centrus Energy Corp.’s subsidiary, United States Enrichment Corporation ("Enrichment Corp.") is the successor of a U.S. government corporation that was privatized on July 28, 1998, when the company completed an initial public offering of common stock of USEC Inc. In connection with the privatization, the U.S. government transferred all of its interest in the business of the government corporation to Enrichment Corp., with the exception of certain liabilities from prior operations of the U.S. government. However, our business continues to be highly dependent on the U.S. government.

Subsequent Event

On March 5, 2015, the Company announced the appointment of Daniel B. Poneman as President and Chief Executive Officer and as a director of the Company, effective on or before April 1, 2015.  In the interim, Mr. Poneman will serve as Chief Strategic Officer of the Company commencing on March 6, 2015 and continuing through March 31, 2015. Effective on the date that Mr. Poneman becomes President and Chief Executive Officer, John R. Castellano will no longer serve as Interim President and Chief Executive Officer of the Company.  A copy of the Company’s Form 8-K providing further information regarding Mr. Poneman’s appointment was filed with the Securities and Exchange Commission on March 11, 2015.

Emergence from Chapter 11 Bankruptcy

On March 5, 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). The bankruptcy petition was filed to strengthen the Company’s balance sheet, enhance the Company’s ability to sponsor the American Centrifuge project and improve the Company’s long-term business opportunities. The bankruptcy was "pre-arranged" and included a proposed Plan of Reorganization (the "Plan of Reorganization") that had the overwhelming support of those holding the Company’s then-existing convertible notes and the Company's two strategic investors holding the shares of USEC Inc.’s Series B-1 12.75% convertible preferred stock (the "Old Preferred Stock"). On September 5, 2014, the Plan of Reorganization was confirmed by the United States Bankruptcy Court for the District of Delaware. The Company emerged from Chapter 11 as Centrus Energy Corp. on September 30, 2014 (the "Effective Date").

Pursuant to the Plan of Reorganization, on the Effective Date, all shares of USEC Inc.’s common stock (the "Old Common Stock"), all shares of the Old Preferred Stock, and all of USEC Inc.’s 3% convertible senior notes due October 2014 (the "Old Notes") that were issued and outstanding immediately prior to the Effective Date were cancelled.

On the Effective Date and pursuant to the Plan of Reorganization, the Company issued 8% Paid-In-Kind ("PIK") toggle notes due 2019/2024 (the "New Notes"). The New Notes will mature in 2019; provided that, the maturity shall be extended to 2024 upon the occurrence of certain conditions set forth in the Indenture governing the New Notes entered into by the Company, Enrichment Corp., as guarantor and Delaware Trust Company, as trustee and collateral agent (the "Indenture"). The New Notes have an initial aggregate principal amount of $240.4 million; provided that, the aggregate principal amount of the New Notes will be increased after the date of issuance as a result of any payment of interest on the New Notes in the form of PIK interest. The New Notes are guaranteed and secured on a subordinated and limited basis by Enrichment Corp.

On the Effective Date and pursuant to the Plan of Reorganization, the Company's Certificate of Incorporation was amended and restated to authorize 120,000,000 shares of stock in the reorganized Company, consisting of 20,000,000 shares of preferred stock, par value $1.00 per share (the "New Preferred Stock"), 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “New Common Stock”). On the Effective Date and pursuant to the Plan of Reorganization, the Company issued 9,000,000 shares of New Common Stock. The issuance of the Class A Common Stock and Class B Common Stock under the Plan of Reorganization was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 1145 of the Bankruptcy Code.

No cash was raised from the issuance of the New Notes or New Common Stock.

Throughout the Chapter 11 bankruptcy proceedings, our common stock continued to trade on the New York Stock Exchange ("NYSE"). Upon emergence, our shares of Class A Common Stock began trading under the symbol "LEU". As announced on March 11, 2015, our shares of the Class A Common Stock began trading on the NYSE MKT LLC ("NYSE MKT") effective March 16, 2015.

In accordance with Accounting Standards Codification Topic 852, Reorganizations, Centrus adopted fresh start accounting upon emergence from Chapter 11 bankruptcy. The recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values on the Effective Date. These fair value adjustments:

•	significantly reduce the gross profit impact of deferred revenues going forward;

•	result in the amortization of sales backlog and customer relationship intangible assets that were created at emergence; and

•	result in higher cost of sales as a result of increasing inventory values at emergence.

Our View of the Business Today

Nuclear power is an important non-carbon source of base load electricity for much of the industrialized world. Nuclear power provides approximately 11% of the world’s electricity, an amount that has declined modestly in recent years due to the temporary shutdown of reactors in Japan and the overall increase in electric generation from all sources. In the United States, nuclear reactors generate 19% of electricity and operated at a capacity factor of 91.9% in 2014, a record level and significantly above the less than 60% capacity factor seen during most of the 1980s. Worldwide, the approximately 435 reactors produced more than 2.3 trillion kilowatt-hours of electricity. Forecasts by various governments and the United Nations show further growth in electric power consumption in global emerging markets and many additional nuclear reactors are expected to be built in the next decade. According to the World Nuclear Association, more than 70 reactors are under construction around the world, primarily in China, Russia and India and nearly 500 more are on order, planned or proposed. Many governments are focused on reducing the effects of climate change and nuclear power is seen as a sustainable and climate-friendly source of electricity.

Countering this industry optimism are the challenges of declining prices for competing fuels, a lack of public support in some countries for nuclear power, and the high capital cost of building new reactors. In the United States, low-cost natural gas has eroded the long-term economic advantage of nuclear fuel. In addition, state and federal tax subsidies for renewable power facilities have given those competing sources an economic advantage and are challenging the economics of some operating plants. Low market prices for natural gas and subsidized renewables in the United States could slow the need for new base load nuclear power capacity and have contributed to the early retirement of five U.S. nuclear plants over the past two years. These factors and the events at Fukushima and its aftermath have negatively affected the balance of supply and demand. An oversupply of nuclear fuel available for sale has increased over time and has resulted in significant downward pressure on market prices for LEU. Specifically, based on current market conditions, we see limited uncommitted demand for LEU relative to supply prior to the end of the decade, and therefore fewer opportunities to make additional sales for delivery during that period.

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade. Under current market conditions, we do not believe that our previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current nuclear fuel market conditions, market conditions are expected to improve in the long term. We also believe that the American Centrifuge technology can play a critical role in meeting our national and energy security needs and achieving our nation's non-proliferation objectives. We are working to maintain a path to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of our LEU business.

Our demonstration of the technical capabilities of the American Centrifuge technology continues to be successful. During a period from 2012 to 2014, we completed and met all of the objectives of the June 2012 cooperative agreement with DOE (as amended, the "Cooperative Agreement"). As part of this agreement, we built a commercial demonstration cascade with American Centrifuge machines in Piketon, Ohio, and conducted activities to reduce the technical risks and improve the future prospects of deployment of the American Centrifuge technology. All objectives and milestones of the Cooperative Agreement were completed on or ahead of schedule and on or under budget, and DOE certified their completion. The Cooperative Agreement expired by its terms on April 30, 2014.

In light of the strategic value of the American Centrifuge technology, DOE instructed UT-Battelle, LLC ("UT-Battelle"), the management and operating contractor for Oak Ridge National Laboratory ("ORNL"), to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and supports national security purposes. On May 1, 2014, the Company signed a firm fixed-price agreement with UT-Battelle for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the "American Centrifuge Technology Demonstration and Operations Agreement", or "ACTDO Agreement"). In July 2014 and again in January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. A bipartisan consensus in Congress and the Administration recognized the importance of maintaining the American Centrifuge technology for national and energy security purposes and funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President.

Additional information about the American Centrifuge project is discussed in Part I, Items 1 and 2, Business and Properties - American Centrifuge.

We believe strongly in the future value that the American Centrifuge technology can provide for domestic uranium enrichment. Our employees are among the world’s leading experts in centrifuge technology and we are positioned to support the national security objectives of the United States government. Nonetheless, we also must continue to effectively respond to events that occur that are outside of our control, including actions that may be taken by vendors, customers, creditors and other third parties in response to our decisions or based on their view of our financial strength and future business prospects. Throughout the period when the Company operated under bankruptcy protection, all obligations to customers and vendors were met, and no external third-party financing was required upon emergence. We emerged from the restructuring with a stronger balance sheet. We expect to continue to be seen as a reliable supplier to our utility customers with an improved capital structure. For a discussion of the potential risks and uncertainties facing our business, see Part I, Item 1A, Risk Factors, of this report.

Business Segments

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment.

LEU Segment

Revenue from Sales of SWU and Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of natural uranium.

The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 28% of revenue from our LEU segment in 2014. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. Uranium sales constituted less than 1% of the revenue from our LEU segment in 2014.

Our revenues, operating results and cash flows can fluctuate significantly from quarter to quarter and year to year. Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average approximately $15 to $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations.

In order to manage our working capital and enhance our liquidity in light of anticipated sales and inventory levels and to respond to customer-driven changes, we have worked with customers regarding the timing of their orders, in particular the advancement of those orders from future months and years. Rather than selling material into the limited spot market for enrichment, the Company advanced orders in 2012, 2013 and 2014 from future periods. When customers agree to advance orders without delivery, a sale is recorded as deferred revenue. Alternatively, if customers agree to advance orders and delivery, revenue is recorded in an earlier than originally anticipated period. The advancement of orders has the effect of accelerating our receipt of cash from such advanced sales, although the amount of cash and profit we receive from such sales may be reduced as a result of the terms mutually agreed with customers in connection with advancement.

As of December 31, 2014, our backlog of sales was $2.7 billion compared to $3.3 billion at December 31, 2013. We have not added significant new sales to our backlog since 2012 due to the supply/demand imbalance in the nuclear fuel market, and the transition in our sources of enrichment from production at the Paducah GDP and the Megatons to Megawatts program. Our opportunities to make new sales have also been moderated by the uncertainty about the future prospects for commercial production at the ACP. Over the foreseeable future, we expect a lower level of revenues and sales compared to recent years, as we sell from existing inventory, quantities purchased from Russia under the Russian Supply Agreement and other sources. Our sales backlog includes contracts that may need to be revised to reflect anticipated supply sources during our transition. Some long-term contracts in our backlog were established with milestones related to the ACP that permit termination with respect to portions of the contract under limited circumstances that vary across the contracts. While we have waived, eliminated or renegotiated those termination rights where possible, we estimate that approximately 40% of our backlog remains at various levels of risk due to milestones related to ACP deployment. Some of these customers have indicated they expect to exercise such contract termination rights, and where one customer purported to exercise its right to terminate, we are disputing that action. We are also working with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources during the transition period. However, we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our backlog and our prospects.

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

	December 31,
	2014	2013	2012	2011	2010
SWU:
Long-term price indicator ($/SWU)	$90.00	$114.00	$135.00	$148.00	$158.00
Spot price indicator ($/SWU)	88.00	99.00	120.00	140.00	155.00
UF6:
Long-term price composite ($/KgU)	146.64	146.64	165.68	176.13	190.07
Spot price indicator ($/KgU)	100.50	98.65	123.50	143.25	173.00

Substantially all of our inventories of uranium available for sale have been sold in prior years, and we are no longer able to acquire uranium through underfeeding at the Paducah GDP.

In a number of sales transactions, title to uranium or LEU is transferred to the customer and we receive payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require us to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU. In such cases, recognition of revenue does not occur at the time title to uranium or LEU transfers to the customer but instead is deferred until LEU to which the customer has title is physically delivered.

Cost of Sales for SWU and Uranium

Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold and delivered during the period and unit inventory costs. Unit inventory costs are determined using the monthly moving average cost method. Changes in purchase costs and, historically, changes in production costs, have an effect on inventory costs and cost of sales over current and future periods.

SWU costs for the Successor Company are based on Russian SWU purchase costs and the inventory cost basis as of the Effective Date. SWU inventory costs were increased by $35.4 million as of the Effective Date to reflect fresh start accounting adjustments. Prior to the cessation of enrichment at the Paducah GDP, SWU costs for the Predecessor Company included production costs. We historically produced approximately one-half of our SWU supply. Production costs consisted principally of electric power, labor and benefits, materials, depreciation and amortization, and maintenance and repairs.

Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were included in production costs have been charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure to DOE in October 2014. Additionally, cost of sales has included accelerated asset depreciation charges and immediate asset retirement charges as described below under Results of Operations - Cost of Sales.

We have historically purchased approximately one-half of our SWU supply under the Russian Contract that concluded in December 2013. Prices under the contract were determined using a discount from an index of published price points, including both long-term and spot prices, as well as other pricing elements. The pricing methodology included a multi-year retrospective view of market-based price points. Prices under the 10-year Russian Supply Agreement that commenced in June 2013 are determined based on a mix of market-related price points and other factors.

Workforce Reductions

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013 of 1,081 employees, including 1,036 employees at the Paducah GDP and 45 employees at American Centrifuge and headquarters. Special charges in 2013 included termination benefits of $25.2 million less $1.2 million of severance paid by the Company and invoiced to DOE for its share of Paducah employee severance. Special charges in 2014 included termination benefits of $8.2 million less $4.0 million of severance paid by the Company and invoiced to DOE. DOE’s liability for its share of severance paid is pursuant to the USEC Privatization Act. Accounts receivable as of December 31, 2014 include $4.9 million due from DOE for its share.

Contract Services Segment

American Centrifuge

Beginning in May 2014, the contract services segment includes revenue and cost of sales for American Centrifuge work we perform under the ACTDO Agreement as a subcontractor to UT-Battelle. The ACTDO Agreement is a firm, fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The total price is approximately $117 million for the period from May 1, 2014 to September 30, 2015. The agreement is incrementally funded and provides for payments of approximately $6.7 million per month through September 30, 2014 and approximately $6.9 million per month thereafter. Spending levels are consistent with the fixed funding levels. Centrus records an unbilled receivable and revenue based on the progress towards the achievement of monthly deliverables. Monthly reports and invoices affirming the achievement of monthly deliverables are submitted shortly following each month. The achievement of monthly deliverables has resulted in revenue consistent with the funding levels.

Site Services Work and Related Receivables

We formerly performed work under contract with DOE and its contractors to maintain and prepare the former Portsmouth GDP for decontamination and decommissioning ("D&D"). In September 2011, our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE's D&D contractor for the Portsmouth site. Additionally, we provided limited services to DOE and its contractors at the Paducah GDP until the leased portions of the Paducah GDP were returned to DOE on October 21, 2014.

Revenue from U.S. government contracts for work performed at the Portsmouth and Paducah sites is recognized in accordance with government cost accounting standards (“CAS”). Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs and are subject to audit by the Defense Contract Audit Agency (“DCAA”), or such other entity that DOE authorizes to conduct the audit. As a part of performing contract work for DOE, certain contractual issues, scope of work uncertainties, and various disputes arise from time to time. Issues unique to Centrus can arise as a result of our history of being privatized from the U.S. government and our lease and other contracts with DOE. Payment for our contract work performed for DOE is subject to DOE funding availability and Congressional appropriations.

DOE historically has not approved our provisional billing rates in a timely manner. DOE has approved provisional billing rates for 2004, 2006, 2010 and 2013 based on preliminary budgeted estimates even though updated provisional rates had been submitted based on more current information. In addition, we have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and calendar years 2003 through 2013. DOE and its audit contractors historically have not completed their audits of our Incurred Cost Submissions in a timely manner. In December 2013, DOE provided its position regarding establishing Final Indirect Cost Rates for the six months ended December 31, 2002 and calendar years 2003 through 2005 based in part on audits completed for those years. In June 2014, DOE provided the results of the audit of the 2006 Incurred Cost Submission and in January 2015, DOE provided its position regarding establishing Final Indirect Cost Rates for 2006. DOE’s contractor is in the final stages of its audit of 2007 and has begun its audit of 2008.

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

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied our claim. As a result, Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015 but there is no assurance we will be successful in our appeal. This claim has a full valuation allowance in our records due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date.

Further, on February 5, 2015 the Company filed claims with DOE for payment under the CDA for approximately $1.6 million related to services performed in 2013. The Company believes that DOE improperly reduced its payment by applying a duplicative credit that had previously been applied to a 2011 invoice. The Company also filed a complaint in the U.S. Court of Federal Claims since the DOE action relates to the pending litigation and to preserve the Company’s rights.

We have potential pension plan funding obligations under the Employee Retirement Income Security Act ("ERISA") Section 4062(e) related to our de-lease of the former Portsmouth GDP and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition.  We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. Additional details are provided in Liquidity and Capital Resources - Defined Benefit Plan Funding.

Advanced Technology Costs

Historically, our costs related to the development and deployment of the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology were charged to expense as incurred and costs relating to the construction and deployment of the ACP were capitalized.

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

From June 2012 through April 2014, the Company performed work under the Cooperative Agreement with DOE for the American Centrifuge technology with cost-share funding from DOE. The Cooperative Agreement expired in accordance with its terms on April 30, 2014. Total costs for work performed under the Cooperative Agreement was $352.2 million with DOE's cost share equal to $280 million (79.5%) and the Company's cost share equal to $72.2 million (20.5%). DOE’s cost share was recognized as other income.

Since May 2014, the Company has been performing continued cascade operations and continued core American Centrifuge research and technology activities and the furnishing of related reports to ORNL under the ACTDO Agreement. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by the Company under the Cooperative Agreement. Revenue and cost of sales for work that we perform under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle are reported in the contract services segment.

American Centrifuge costs incurred by Centrus that are outside of the ACTDO Agreement are included in advanced technology costs. The Company incurred $12.3 million in the nine months ended September 30, 2014 and $4.7 million in the three months ended December 31, 2014, for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

Liabilities related to the American Centrifuge project remain on the balance sheet, including accrued D&D obligations of $22.6 million and accrued costs of $1.6 million as of December 31, 2014.

2015 Outlook

Centrus will continue its transition during 2015 and we expect to deliver significantly less SWU to customers than the approximately 8 million SWU delivered in 2013.  During 2014, we delivered approximately 3 million SWU and we expect to deliver approximately 2 million SWU in 2015. We will also continue to execute our contract with ORNL to conduct research, development and demonstration of the American Centrifuge technology under the terms of the ACTDO Agreement.

Specifically, we anticipate SWU and uranium revenue in 2015 in a range of $350 million to $375 million and total revenue in a range of $425 million to $450 million. We expect to end 2015 with a cash and cash equivalents balance in a range of $175 to $200 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional short-term sales;

•	Timing of customer orders and related SWU deliveries;

•	Payment of disputed DOE contract service costs;

•	Funding of the ACTDO Agreement or a successor agreement beyond its current contract expiration date of September 30, 2015; and

•	The cost of any American Centrifuge demobilization or additional costs related to the overall transition of Centrus.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 2 to our consolidated financial statements, which were prepared in accordance with generally accepted accounting principles. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. Critical accounting estimates are those that require management to make assumptions about matters that are uncertain at the time the estimate is made and for which different estimates, often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but are inherently uncertain and unpredictable, could have a material impact on our operating results and financial condition. It is also possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We are also subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as the healthcare environment, legislation and regulation. Additionally, changes in accounting rules or their interpretation could significantly affect our results of operations and financial condition.

In accordance with Accounting Standards Codification Topic 852, Reorganizations, we adopted fresh start accounting upon emergence from Chapter 11 bankruptcy. The recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values on the Effective Date. Additional details are provided in Note 4, Fresh Start Accounting, that describe the significant assumptions and estimates used in determining the enterprise value of the Company based on a calculation of the present value of the future cash flows of the Company based on its projections from October 1, 2014 through the year ending December 31, 2022, including a projected December 31, 2022 net asset value. The Company’s future cash flow projections included a variety of estimates and assumptions that had a significant effect on the determination of the Company’s enterprise value. While we considered such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control and, therefore, may not be realized. Further, our reorganization has changed the amounts and classifications of certain assets and liabilities reported in the consolidated financial statements. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after September 30, 2014 are not comparable with the financial statements prior to that date.

The sensitivity analyses used below are not intended to provide a reader with our predictions of the variability of the estimates used. Rather, the sensitivities used are included to allow the reader to understand a general cause and effect of changes in estimates.

We have identified the following to be our critical accounting estimates:

Asset Valuations

The accounting for SWU and uranium inventories includes estimates and judgments. SWU and uranium inventory costs are determined using the monthly moving average cost method. Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published price indicators at the balance sheet date. As a result of declines in uranium market price indicators, inventory valuation adjustments of $15.2 million were recorded in 2013. SWU inventory costs were increased by $35.4 million as of the Effective Date to reflect fresh start accounting adjustments.

As described in Note 4, Fresh Start Accounting, intangible assets represent the fair value adjustment to the assets and liabilities for the Company's LEU segment. Amortizable intangible assets were recorded related to the Company's sales backlog and customer relationships. The excess of the reorganization value over the fair value of identified tangible and intangible assets is reported separately on the consolidated balance sheet.

Our long-term assets include amortizable and nonamortizable intangible assets resulting from fresh start accounting as a result of emergence from bankruptcy. Additional details are provided in Note 11, Intangible Assets.

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

We will evaluate the carrying value of the excess reorganization value by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The excess reorganization value testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. However, if the carrying value is greater than the fair value, the second step is performed. An impairment charge would be recognized for the amount that the carrying value of the excess reorganization value exceeds its fair value. The fair value of the reporting unit is estimated using the net present value of projected future cash flows.

American Centrifuge Decontamination and Decommissioning Obligations

We lease facilities in Piketon, Ohio from DOE for the ACP. At the conclusion of the lease, we are obligated to return these leased facilities to DOE in a condition that meets U.S. Nuclear Regulatory Commission ("NRC") requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). We must remove all Company-owned capital improvements at the ACP, unless otherwise consented to by DOE, by the conclusion of the lease term.

The liability for ACP D&D, included in other long-term liabilities, was $22.6 million as of December 31, 2014 and December 31, 2013 based on cost projections of the contingent liability. The ACP D&D obligation is estimated to be in the range of $17.9 million to $29.4 million based on the scope of work needed, the level of third-party support needed, and contingencies assumed. We are required to provide financial assurance to the NRC and DOE for D&D costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of December 31, 2014 and December 31, 2013, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized. The long-term liability of $22.6 million reasonably represents the contingent liability based on the supported range of estimated outcomes. If construction of the ACP is resumed, the liability for ACP D&D will increase commensurate with facility construction and operations.

Pension and Postretirement Health and Life Benefit Costs and Obligations

We provide retirement benefits to certain employees and retirees under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates.

Assets and obligations related to our retiree benefit plans are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. Historically, we recognized these actuarial gains and losses as a component of stockholders’ equity and generally amortized them into operating results over the average future service period of the active employees of these plans or the average future lifetime of plan participants for inactive plans. Upon the adoption of fresh start accounting and as a result of ceasing enrichment activities and the various plan changes described below, we adopted an accounting policy to immediately recognize actuarial gains and losses in the statement of operations beginning in the fourth quarter of 2014. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Immediate recognition of such actuarial gains and losses in the statement of operations may cause significant fluctuations in our results of operations.

In connection with Centrus' emergence from Chapter 11 bankruptcy, plan assets and benefit obligations were remeasured as of September 30, 2014. The net effect of the remeasurement was an increase of $85.4 million on the net pension liability (unfunded status) and an increase of $9.2 million in the postretirement health and life benefit plans liability. The increase in the pension and postretirement health and life benefit plans obligations are primarily a result of lower discount rates since December 31, 2013 and revised mortality assumptions reflecting the Society of Actuaries’ RP-2014 and MP-2014 exposure draft mortality tables and mortality improvement scale adopted at the Effective Date of September 30, 2014.

We have recognized $11.6 million in the three months ended December 31, 2014 as net periodic benefit cost in the consolidated statement of operations, consisting of $11.1 million of cost of sales included in the LEU segment and $0.5 million included in selling, general and administrative expenses. Of this amount, $10.4 million reflects the immediate recognition of net actuarial losses based on the year-end remeasurement of assets and benefit obligations, and reflects lower discount rates since September 30, 2014, other changes in assumptions and a higher investment experience than assumed in the three-month period.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:

•
The expected return on benefit plan assets was approximately 6.8% for 2013 and 7.0% for 2014 and 2015. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $3.7 million. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2015 would be $0 since the actual return on assets would effectively be reflected at December 31, 2015 under our mark-to-market accounting methodology.

Prior to September 30, 2014, the differences between the actual return on plan assets and expected return on plan assets were accumulated in net actuarial gains and losses, which was recognized in accumulated other comprehensive income. The gains and losses were recognized as an increase or decrease to future years' benefit costs over a number of years based on the employees’ average expected future service lives or average expected future lifetime, as applicable, provided such amounts exceeded certain thresholds which were based upon the obligation or the value of plan assets, as provided by accounting standards.

•
Discount rates of approximately 4.1% were used at December 31, 2014 to calculate the net present value of benefit obligations. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $54.8 million and postretirement health and life benefit obligations by $11.1 million, and the resulting changes in the valuations would decrease the service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $2.8 million and $0.8 million, respectively.

In prior years, a decrease in the weighted average discount rate would decrease our accumulated Net Actuarial (Losses), which were recognized as benefit costs over a number of years based on the employees’ average expected future service lives or average future lifetime, as applicable. This decrease would have been recognized in other comprehensive income.

•
The healthcare costs trend rates are 8.0% projected in 2015 reducing to a final trend rate of 5.0% by 2021. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A one-percentage point increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $5.9 million and would increase the service cost and interest cost components of annual benefit costs by about $0.1 million.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE has denied our claim and Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015. There is no assurance we will be successful in our appeal, and we have not recognized revenue or a receivable due to uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date. In addition, as discussed under Liquidity and Capital Resources - Defined Benefit Plan Funding below, we have been in discussions with the Pension Benefit Guaranty Corporation ("PBGC") and its advisors regarding the status of our qualified pension plans, including with respect to potential liability under ERISA section 4062(e) in connection with the Portsmouth GDP transition and the Paducah GDP transition.

On December 16, 2014, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2015 (the "CFCAA"), which made major changes to ERISA section 4062(e). While the PBGC has not issued any guidance or rules regarding the implementation of the changes to section 4062(e), we believe that in the event the PBGC were to determine that a cessation of operations had occurred under section 4062(e) as a result of the Portsmouth GDP transition or the Paducah GDP transition (events that occurred before enactment of the CFCAA), the Company could elect to satisfy any section 4062(e) liability under the provisions of the CFCAA. As of January 1, 2014, (the first plan year for which payments would otherwise be required) the Enrichment Corp. pension plan was over 90% funded under the method used in the CFCAA. Consequently the Company believes that any such liability would be fully satisfied under the method provided in the CFCAA. Refer to Liquidity and Capital Resources - Defined Benefit Plan Funding for additional details.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. At December 31, 2014, the liability for unrecognized tax benefits, included in other long-term liabilities, was $1.3 million and accrued interest and penalties totaled $0.3 million.

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

Our inability to overcome the strong negative objective evidence of a cumulative loss in recent years with sufficient objective positive evidence of future taxable income to realize our deferred tax assets required us to record a valuation allowance. To determine the amount of the valuation allowance, all sources of taxable income, including tax planning strategies, were analyzed. We determined that it is more likely than not that our net deferred tax assets will not be realized in the immediate future. A full valuation allowance was first recorded in the fourth quarter of 2011 for the net deferred tax asset created by the expensing of previously capitalized costs related to a number of earlier centrifuge machines used in the demonstration cascade test program, as well as all other previously recorded net deferred tax assets, including state deferred taxes. At December 31, 2014, the valuation allowance against net deferred taxes was $659.6 million.

The valuation allowance results in our inability to record tax benefits on future losses until we generate sufficient taxable income to support the elimination of the valuation allowance. However, the valuation allowance will not affect the Company’s ability to use its deferred tax assets if it generates taxable income in the future. In connection with the bankruptcy plan, tax attributes, such as net operating losses, tax credits, and tax basis in property have been reduced.  When tax attributes are reduced, deferred taxes related to the tax attributes and the corresponding valuation allowance are adjusted. Management will reassess the realization of the deferred tax assets each reporting period; to the extent that the financial results improve and the deferred tax assets become realizable, we will reduce the valuation allowance accordingly.

Centrus experienced an ownership change as defined under Internal Revenue Code Section 382 (i.e., a more than 50% change in stock ownership change on the Effective Date of September 30, 2014). Because the ownership change occurred on the Effective Date, Centrus is subject to the rules either under Internal Revenue Code Section 382(l)(5) or 382(l)(6) as explained below.

Under Internal Revenue Code Section 382(l)(6), the use of any federal and state net operating loss carryforwards and tax credits generated prior to the ownership change (that are not reduced by attribute reduction as mentioned above) are subject to an annual limitation of approximately $2.9 million for federal purposes and a pre-apportioned $2.9 million for state purposes. Centrus has an unrealized built-in loss as of the Effective Date that limits certain depreciation and loss deductions recognized during the five-year period following the Effective Date that would also be subject to the annual limitation.

Internal Revenue Code Section 382(l)(5) provides that no annual limitation would apply for certain corporations that emerge from bankruptcy that qualify as of the emergence Effective Date and do not experience a second ownership change during the two-year period immediately following the Effective Date. As of December 31, 2014, Centrus believes the requirements under Internal Revenue Code Section 382(l)(5) have been met and has prepared its financial statements assuming there will be no annual limitation. If another ownership change occurs during the two-year period immediately following the Effective Date, the annual limitation will be zero starting at the date of the second ownership change. A second ownership change would result in no federal and state net operating loss carryforwards and no built-in loss deductions recognized during the five-year period following the ownership change. If a taxpayer emerging from bankruptcy qualifies under Internal Revenue Code Section 382(l)(5), Internal Revenue Code Section 382(l)(5)(G) provides that such a taxpayer can elect out of the provisions of Internal Revenue Code Section 382(l)(5) by filing such election with the taxpayer’s tax return for the year of the ownership change. Centrus would need to file the election with the calendar year 2014 federal income tax return that is due no later than September 15, 2015. However, at this time, Centrus does not intend to file this election. If an election is made, the provisions of Internal Revenue Code Section 382(l)(6) would apply. Centrus will continue to monitor its ownership shifts as well as its tax position relative to Internal Revenue Code Section 382(l)(5).

Results of Operations

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes revenue and cost of sales for American Centrifuge work we perform under the ACTDO Agreement as a subcontractor to UT-Battelle. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Portsmouth site related to facilities we continue to lease for the ACP and formerly at the Paducah GDP.  There were no intersegment sales in the periods presented.

Upon emergence from Chapter 11 bankruptcy, Centrus adopted fresh start accounting which resulted in Centrus becoming a new entity for financial reporting purposes. References to "Successor" or "Successor Company" relate to the financial position of the reorganized Centrus as of and subsequent to September 30, 2014 and results of operations for the three months ended December 31, 2014. References to "Predecessor" or "Predecessor Company" refer to the financial position of the Company prior to September 30, 2014 and the results of operations through September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after September 30, 2014 are not comparable with the financial statements prior to that date. Refer to Part IV, Item 15, for our consolidated financial statements.

Non-GAAP Financial Measures

In addition to the presentation in the consolidated financial statements of our results of operations and cash flows for the three months ended December 31, 2014 and the nine months ended September 30, 2014, management believes it is useful to present certain combined results for the full year 2014 as supplementary information below. In such cases, the combined results for 2014 provide for a more useful, normalized comparison to the results of the Predecessor Company for 2013. Combined 2014 results for the consolidated statements of cash flows and for the elements of the consolidated statements of operations that are not categorized by segment are considered non-GAAP. When evaluating results of operations below gross profit, management views the year ended December 31, 2014 as a single, whole measurement period instead of a pair of distinct periods which must be divided and reported separately according to GAAP. Consequently, the Company is presenting the operating results of the Predecessor and Successor on a combined basis for the year ended December 31, 2014. This combined presentation is a non-GAAP summation of the Predecessor’s pre-reorganization results of operations for the period from January 1, 2014 through September 30, 2014 and the Successor’s results of operations for the period from October 1, 2014 through December 31, 2014. Management believes that the combined presentation provides additional information that enables meaningful comparison of the Company’s financial performance during uniform periods. The non-GAAP combined results for 2014 are presented in addition to the GAAP results for the three months ended December 31, 2014 and the nine months ended September 30, 2014.

The following table presents elements of the accompanying consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Successor	Predecessor		Predecessor
	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014	2013	Change	%
LEU segment
Revenue:
SWU revenue	$101.0	$347.5	$448.5	$1,222.9	$(774.4)	(63)%
Uranium revenue	0.8	—	0.8	71.2	(70.4)	(99)%
Total	101.8	347.5	449.3	1,294.1	(844.8)	(65)%
Cost of sales	119.6	369.4	489.0	1,388.8	899.8	65%
Gross profit (loss)	$(17.8)	$(21.9)	$(39.7)	$(94.7)	$55.0	(58)%

Contract services segment
Revenue	$21.8	$43.0	$64.8	$13.4	$51.4	384%
Cost of sales	22.5	43.9	66.4	13.6	(52.8)	(388)%
Gross profit (loss)	$(0.7)	$(0.9)	$(1.6)	$(0.2)	$(1.4)	(700)%

Total
Revenue	$123.6	$390.5	$514.1	$1,307.5	$(793.4)	(61)%
Cost of sales	142.1	413.3	555.4	1,402.4	847.0	60%
Gross profit (loss)	$(18.5)	$(22.8)	$(41.3)	$(94.9)	$53.6	56%

Revenue

Revenue from the LEU segment declined $844.8 million (or 65%) in 2014 compared to 2013. The volume of SWU sales declined 65% reflecting the expected decline in SWU deliveries following the cessation of enrichment at the Paducah GDP at the end of May 2013, reduced purchases of Russian SWU for sale and the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 2% reflecting the particular contracts under which SWU were sold during the periods.

There were minimal uranium sales in 2014 as substantially all of our inventories of uranium available for sale have been sold in prior years, and we are no longer able to acquire uranium through underfeeding at the Paducah GDP.

Revenue from the contract services segment increased $51.4 million (or 384%) in 2014 compared to 2013, reflecting $54.5 million for American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014, partially offset a decline in contract services work performed at the Paducah GDP for DOE and DOE contractors.

Cost of Sales

Cost of sales for the LEU segment declined $899.8 million (or 65%) in 2014 compared to 2013 due to lower sales volumes and lower non-production expenses. Cost of sales for SWU and uranium and non-production expenses are detailed in the following table (dollar amounts in millions):

	Successor	Predecessor		Predecessor
	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014	2013	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$102.0	$302.7	$404.7	$1,194.6	$789.9	66%
Non-production expenses	17.6	66.7	84.3	194.2	109.9	57%
Total	$119.6	$369.4	$489.0	$1,388.8	$899.8	65%

Cost of sales per SWU, excluding non-production expenses, was 1% higher in 2014 compared to 2013, primarily due to the increase to book value of SWU inventories recorded as part of the application of fresh start accounting. Under our monthly moving average cost method, changes in purchase costs have an effect on inventory costs and cost of sales over current and future periods. Purchase costs for the SWU component of LEU from Russia declined $591.9 million (or 78%) in 2014 compared to 2013 following the conclusion of the Russian Contract in December 2013 and the commencement of lower quantities purchased under the Russian Supply Agreement in June 2013 and reflecting differences in timing of delivery.

As we accelerated the expected productive life of plant assets and ceased enrichment at the Paducah GDP in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $84.3 million in 2014 and $194.2 million in 2013 as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $68.5 million in 2014, compared to $103.0 million in 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs were charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure to DOE in October 2014;

-
Inventory charges of $13.9 million in 2014 and $40.2 million in 2013. We incurred charges for residual uranium in cylinders transferred to DOE and inventories that had been deployed for cascade drawdown, assay blending and repackaging. We determined that it was uneconomic to recover resulting residual quantities for resale. In 2013, charges included uranium inventory valuation adjustments of $15.2 million to reflect declines in uranium market price indicators. Inventories of SWU and uranium are valued at lower of cost or market;

-
Accelerated asset charges of $1.9 million in 2014 and $39.2 million in 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress were treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the cessation of enrichment at the end of May 2013, and the depreciation of property, plant and equipment at the Paducah GDP was completed as of June 30, 2014. In 2013, charges included an immediate asset retirement charge of $19.8 million for property, plant and equipment formerly used in the enrichment process at the Paducah GDP; and

-	Power contract losses of $11.8 million in 2013. As a result of falling prices in power markets, we incurred expenses as we ceased enrichment at the Paducah GDP and canceled remaining power purchases.

Cost of sales for the contract services segment increased $52.8 million (or 388%) in 2014 compared to 2013 primarily due to American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014, as well as increased absorption of fixed costs for government services contracts at the Paducah GDP.

Gross Profit (Loss)

Gross loss decreased $53.6 million from $94.9 million in 2013 to $41.3 million in 2014. Our margin was (8.0%) in 2014 compared to (7.3%) in 2013. Gross loss for the LEU segment decreased $55.0 million in 2014 compared to 2013 primarily due to decreases in non-production expenses partially offset by lower SWU and uranium sales volume. Gross profit from the contract services segment declined $1.4 million in 2014 compared to 2013 reflecting increased absorption of fixed costs for government services contracts at the Paducah GDP.

The following tables present elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Successor	Predecessor	Non-GAAP	Predecessor
	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014	2013	Change	%
Gross profit (loss)	$(18.5)	$(22.8)	$(41.3)	$(94.9)	$53.6	56%
Advanced technology costs	4.7	56.6	61.3	186.1	124.8	67%
Selling, general and administrative	10.2	32.2	42.4	46.8	4.4	9%
Amortization of intangible assets	4.3	—	4.3	—	(4.3)	—%
Special charges for workforce reductions and advisory costs	2.1	2.1	4.2	57.2	53.0	93%
Other (income)	(1.3)	(39.4)	(40.7)	(154.3)	(113.6)	(74)%
Operating (loss)	(38.5)	(74.3)	(112.8)	(230.7)	117.9	51%
Interest expense	4.9	14.0	18.9	40.1	21.2	53%
Interest (income)	(0.2)	(0.5)	(0.7)	(0.7)	—	—%
Reorganization items, net	1.5	(426.9)	(425.4)	—	425.4	—%
Income (loss) from continuing operations before income taxes	(44.7)	339.1	294.4	(270.1)	564.5	209%
Provision (benefit) for income taxes	(2.4)	(1.0)	(3.4)	(86.5)	(83.1)	(96)%
Income (loss) from continuing operations	(42.3)	340.1	297.8	(183.6)	481.4	262%
Income from discontinued operations	—	—	—	24.7	(24.7)	(100)%
Net income (loss)	$(42.3)	$340.1	$297.8	$(158.9)	$456.7	287%

Advanced Technology Costs

Advanced technology costs declined $124.8 million in 2014 compared to 2013 reflecting a decrease in development activity under the Cooperative Agreement with DOE, which expired in accordance with its terms on April 30, 2014. Effective May 1, 2014, we continue to perform research, development and demonstration of the American Centrifuge technology under the ACTDO Agreement with UT-Battelle, as operator of ORNL, for which revenue and cost of sales are recognized in the contract services segment. We incurred $17.0 million in 2014 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses declined $4.4 million in 2014 compared to 2013 reflecting a $4.6 million decline in compensation and benefit costs resulting primarily from reduced staffing levels and reductions in incentive compensation.

Amortization of Intangible Assets

Amortization commenced in the fourth quarter of 2014 for the intangible assets resulting from the Company's emergence from bankruptcy and adoption of fresh start accounting.

Special Charges for Workforce Reductions and Advisory Costs

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013 of 1,081 employees, consisting of 1,036 employees at the Paducah GDP and 45 employees at American Centrifuge and headquarters. Special charges in 2014 consisted of termination benefits of $8.2 million less $4.0 million of severance paid by the Company and invoiced to DOE. Special charges in 2013 included termination benefits of $25.2 million less $1.2 million of severance paid by the Company and invoiced to DOE for its share of Paducah employee severance. Special charges in 2013 also included costs of $11.0 million for advisors on the restructuring of our balance sheet.

We froze benefit accruals under our defined benefit pension plans, effective August 5, 2013, for active employees who are not covered by a collective bargaining agreement at the Paducah GDP. Unamortized prior service costs related to those pension plan participants were accelerated. In addition, layoffs of the remaining Paducah workforce accelerated retirement obligations in the GDP pension plan and GDP postretirement health and life benefit plans. Unamortized prior service costs related to affected plan participants were accelerated due to these terminations. Moreover, and in accordance with plan documents, certain affected plan participants were credited additional plan service credits based on their involuntary termination of employment. The net impact recorded in special charges for the year ended December 31, 2013 for these plans is $22.2 million.

Other (Income)

In 2014, other income included net gains on sales of assets and property of $7.0 million. Starting in the second quarter of 2014, several Paducah GDP related auctions and direct sales were held as well as sales starting in the third quarter of 2014 related to ACP property no longer needed. In 2014, sales of assets and property totaled $10.7 million less asset retirements and related sales expenses related to these efforts of $3.7 million, and cash proceeds totaled $10.5 million. Additional sales of assets and property are anticipated.

DOE and the Company provided cost-sharing support for American Centrifuge activities under the Cooperative Agreement, which expired in accordance with its terms on April 30, 2014. DOE’s cost share of qualifying American Centrifuge expenditures, or $33.7 million in 2014 compared to $154.3 million in 2013, was recognized as other income.

Interest Expense

Interest expense declined $21.2 million in 2014 compared to 2013 primarily due to lower interest on our Old Preferred Stock, in the form of dividends payable-in-kind, which ceased in connection with our reorganization plan under our Chapter 11 bankruptcy filing. Lower interest expense in the current period is also a result of deferred financing costs expensed as part of reorganization items (see below) rather than amortized. In addition, lower debt, and corresponding lower interest expense, resulted from the repayment of the credit facility term loan in March 2013.

Reorganization Items, Net

Beginning in the first quarter of 2014, expenses, gains and losses directly associated with our reorganization are reported as Reorganization Items, Net. The following is a summary of charges (credits) related to our bankruptcy filing and reorganization (in millions):

	Successor	Predecessor	Non-GAAP
	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014
Professional fees	$1.5	$22.3	$23.8
Expense of deferred financing costs on convertible senior notes	—	1.2	1.2
Effects of Plan of Reorganization:
Gain on cancellation of convertible senior notes, net	—	(284.7)	(284.7)
Gain on cancellation of convertible preferred stock, net	—	(64.1)	(64.1)
Expense of unamortized restricted stock	—	0.4	0.4
Gain related to the freeze of SERP benefits	—	(2.2)	(2.2)
Fresh Start Adjustments:
Revaluation of deferred revenue, net of deferred costs	—	(20.1)	(20.1)
Revaluation of inventory	—	(35.4)	(35.4)
Valuation of intangible assets	—	(260.7)	(260.7)
Remeasurement of pension and postretirement benefit obligations	—	94.7	94.7
Elimination of Predecessor Company accumulated other comprehensive loss related to pension and postretirement benefit obligations	—	121.7	121.7
Reorganization items, net	$1.5	$(426.9)	$(425.4)

Refer to Note 4, Fresh Start Accounting, of the consolidated financial statements for additional information regarding effects of the Plan of Reorganization and fresh start accounting adjustments.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $3.4 million in 2014, with an effective income tax rate of (1)%. The benefit for income taxes was $86.5 million in 2013, with an effective income tax rate of (32)%. The benefit of $3.4 million for the year ended December 31, 2014 includes the recognition of offsetting income tax expense of $2.4 million recorded in other comprehensive income and $1.0 million for reversals of previously accrued amounts associated with liabilities for unrecognized benefits. The benefit of $86.5 million for the year ended December 31, 2013 is due to the recognition of offsetting income tax expense of $86.0 million recorded in other comprehensive income and discontinued operations in accordance with intraperiod tax allocation rules. The 2014 income from continuing operations before income taxes of $294.4 million compared to a loss from continuing operations before income taxes of $270.1 million in 2013 also impacted the difference in the effective income tax rates.

Income (Loss) from Continuing Operations

Income from continuing operations increased $481.4 million in 2014 compared to 2013, reflecting net reorganization gains, the after-tax effects of higher gross profits due primarily to declines in non-production related expenses incurred at the Paducah GDP, and lower interest expenses, partially offset by a decline in the income tax benefit as a result of intraperiod tax allocations.

Income from Discontinued Operations

On March 15, 2013, we sold our NAC subsidiary to a subsidiary of Hitachi Zosen Corporation. Results of NAC operations through the date of divestiture are presented under income from discontinued operations. Results for 2013 include our gain of $35.6 million, representing the cash proceeds from the sale less the net carrying amount of NAC assets and liabilities of $5.5 million and transaction costs of $2.1 million.

Net Income (Loss)

Net income increased $456.7 million in 2014 to $297.8 million compared to a net loss of $158.9 million in 2013, reflecting net reorganization gains, the after-tax effects of higher gross profits due primarily to declines in non-production related expenses incurred at the Paducah GDP, and lower interest expenses, partially offset by a decline in the income tax benefit as a result of intraperiod tax allocations. In 2013, the gain on the sale of our NAC subsidiary was reported as part of discontinued operations.

Liquidity and Capital Resources

On September 30, 2014, the Company emerged from Chapter 11 bankruptcy as Centrus Energy Corp. On the Effective Date pursuant to the Plan of Reorganization, the Old Common Stock, Old Preferred Stock and Old Notes of USEC Inc. were cancelled and the New Notes and New Common Stock were issued by Centrus. We believe that our strengthened balance sheet enhances our ability to sponsor the American Centrifuge project and improves our long-term business opportunities.

We ended 2014 with a consolidated cash balance of $218.8 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the work performed under the ACTDO Agreement. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU. We have worked with customers to modify delivery schedules to provide sufficient liquidity and working capital for our operating needs.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level.  Centrus’ principal source of funding for American Centrifuge activities is provided under the fixed-price ACTDO Agreement with ORNL and funding provided by Enrichment Corp to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the "Intercompany Notes"). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the ACTDO Agreement, American Centrifuge costs that are outside the scope of work under the ACTDO Agreement, including costs of the limited demobilization and contract termination costs resulting from the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior Cooperative Agreement, and general corporate expenses, including cash interest payments on the New Notes. Capital expenditures are expected to be insignificant for at least the next 12 months.

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. However, due to the current supply/demand imbalance in the nuclear fuel market, the sharp decrease in market prices, uncertainty about the future prospects for commercial production at the ACP and the end to domestic production at the Paducah GDP, we have not replenished our sales backlog in recent years.

The ACTDO Agreement is a firm, fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. In July 2014 and again in January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. The two extensions have increased the total price to approximately $117 million for the period from May 1, 2014 to September 30, 2015. A bipartisan consensus in Congress and the Administration recognized the importance of maintaining the American Centrifuge technology for national and energy security purposes and funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President.

The ACTDO Agreement is incrementally funded and provides for payments on a monthly basis at a rate of approximately $6.7 million per month through September 30, 2014 and approximately $6.9 million per month thereafter.

The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by us under the prior Cooperative Agreement with DOE. We have demobilized portions of the program areas not being continued under the reduced scope. We incurred $17 million in 2014 to demobilize portions of the program areas not being continued under the reduced scope. The costs associated with our limited demobilization activities are included in advanced technology costs. In 2015, we expect to incur an estimated $6 million in additional demobilization costs, primarily in the first quarter of 2015. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our current activities. These costs relate to securing classified and export controlled information and intellectual property, preparing to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transporting and consolidating selected materials and equipment that may be necessary for future deployment, and terminating supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also to preserve our ability to remobilize certain project activities effectively at a future date. We worked with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization.

Notwithstanding the limited demobilization costs described above, substantially all of our American Centrifuge project costs are supported by the ACTDO Agreement. Spending levels and scope are expected to remain in line with the ACTDO Agreement and any subsequent agreements until an investment opportunity to commercialize the ACP is viable. In the event that funding by the U.S. government is discontinued, the American Centrifuge project may be subject to further demobilization, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity, on the long-term viability of our LEU business. A decision to further demobilize or terminate the project would result in severance costs, contractual commitments, and other related costs which would impose additional demands on our liquidity. In addition, notwithstanding our emergence from bankruptcy, we continue to be subject to actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity. Additional information is provided in Part I, Items 1 and 2, Business and Properties - American Centrifuge and Part I, Item 1A, Risk Factors.

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

As described below under Defined Benefit Plan Funding, we are in discussions with the PBGC regarding the impact of our de-leases of the Portsmouth and Paducah GDPs and related transition of employees on our defined benefit plan funding obligations.

The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Successor	Predecessor	Non-GAAP	Predecessor
	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014	2013
Net Cash Provided by (Used in) Operating Activities	$110.2	$(220.3)	$(110.1)	$81.2
Net Cash Provided by Investing Activities	3.2	12.3	15.5	25.7
Net Cash (Used in) Financing Activities	—	(0.8)	(0.8)	(85.6)
Net Increase (Decrease) in Cash and Cash Equivalents	$113.4	$(208.8)	$(95.4)	$21.3

Operating Activities

During 2014, net cash flow used in operating activities was $110.1 million on a combined basis. The combined operating loss of $112.8 million, net of non-cash charges including depreciation and amortization and primarily due to non-production expenses, was a use of cash flow in 2014. In addition, cash payments made for reorganization items of $23.8 million and interest payments of $15.9 million made to former noteholders was a use of cash flow in the period. Net reductions of the Russian Supply Agreement payables balance of $200.6 million, due to the timing of deliveries, was a significant use of cash flow in 2014, offset by the monetization of inventory purchased or produced in prior periods that provided cash flow as inventories declined $200.0 million.

During 2013, net cash flow provided by operating activities was $81.2 million. Positive cash flows in 2013 resulted from a decline in our net inventory balances of $160.1 million and an increase in the payables balance to our Russian suppliers, due to the timing of deliveries, of $130.9 million. The loss from continuing operations before income taxes of $270.1 million in 2013, net of non-cash charges including depreciation, amortization and asset retirements, was a use of cash flow. The loss includes expenses that no longer contribute to inventory production following the cessation of enrichment at the Paducah GDP and American Centrifuge project costs which have been expensed as part of our operating activities since the start of the fourth quarter of 2011.

Investing Activities

Cash proceeds from the sales of assets and property no longer needed totaled $10.5 million in 2014. Cash proceeds on the sale of NAC of $43.2 million were received in 2013. Cash collateral deposits increased a net $17.5 million during 2013. Our level of cash collateral supporting financial assurance and our ability to secure additional financial assurance are subject to a surety bond provider’s view of our creditworthiness. Our surety bonds related to D&D and waste disposition have been fully cash collateralized beginning in the third quarter of 2013. There were no capital expenditures in 2014 or 2013.

Financing Activities

Payments on the credit facility term loan, including the repayment of the term loan in connection with the March 2013 credit facility amendment, totaled $83.2 million in 2013.

Working Capital (Deficit)

	Successor	Predecessor
($ millions)	December 31, 2014	December 31, 2013

Cash and cash equivalents	$218.8	$314.2
Accounts receivable, net	58.9	163.0
Inventories, net	303.3	467.9
Convertible preferred stock	—	(113.9)
Convertible senior notes, current	—	(530.0)
Other current assets and liabilities, net	(215.0)	(463.9)
Working capital (deficit)	$366.0	$(162.7)

Defined Benefit Plan Funding

We expect to contribute $9.7 million to the non-qualified defined benefit pension plans in 2015. We do not expect there to be a required contribution for the qualified defined benefit pension plans in 2015 and therefore we do not expect to contribute in 2015. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2015.

In addition, we have been in discussion with the PBGC and its advisors regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e). On September 30, 2011, Enrichment Corp. completed the de-lease to DOE of the Portsmouth GDP and transition of employees performing government services work to DOE’s D&D contractor. Enrichment Corp. notified the PBGC of this occurrence at that time.

Further, at the end of May 2013, Enrichment Corp. ceased enrichment at the Paducah GDP and on October 21, 2014, completed the de-lease and return of the facility to DOE. In connection with the de-lease and return of the Paducah GDP to DOE, the remaining employees at the Paducah GDP were terminated other than a few employees that have been retained to continue operations related to servicing customers, implementation of the Russian Supply Agreement and to fill positions elsewhere in the Company.

After receiving the Company’s notification of the transition of employees at the Portsmouth GDP in 2011, the PBGC staff at that time informally advised Enrichment Corp. of its preliminary view that the Portsmouth GDP transition was a cessation of operations that triggered liability under ERISA Section 4062(e) and that its preliminary estimate was that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis,” which amount differs from that computed for GAAP purposes) for the Portsmouth GDP transition was approximately $130 million. At that time, Enrichment Corp. informed the PBGC that it did not agree with the PBGC staff’s view that ERISA Section 4062(e) liability was triggered in 2011, and also disputed the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. At the end of May 2013, the PBGC staff also informally advised Enrichment Corp. that the Paducah de-lease would be a cessation of operations under section 4062(e) when more than 20% of the Enrichment Corp.’s employees who are participants in a PBGC-covered pension plan were separated. The 20% reduction to the active plan participant threshold was reached at Paducah in April 2014.

Subsequently, on December 16, 2014, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The CFCAA changes the criteria for triggering liability under section 4062(e); provides certain exemptions from the applicability of section 4062(e) to certain events; permits companies to satisfy the liability by making payments into the pension over seven years, but cease once the pension reaches a 90% funding level as calculated under the method provided in the CFCAA; subject to an exception not applicable here, prohibits the PBGC from taking any enforcement, administrative or other action under section 4062(e) that is inconsistent with the amendments made by the CFCAA based on events that occurred before the date of enactment (December 16, 2014); and permits companies to elect to satisfy any liability under section 4062(e) as provided in the CFCAA for an event that had occurred prior to date of enactment as if such cessation had occurred on such date of enactment. While the PBGC has not issued any guidance or rules regarding the implementation of the changes to section 4062(e), we believe that in the event the PBGC were to determine that a cessation of operations had occurred under section 4062(e) as a result of the Portsmouth GDP transition or the Paducah GDP transition (events that occurred before enactment of the CFCAA), the Company could elect to satisfy any section 4062(e) liability under the provisions of the CFCAA. As of January 1, 2014, (the first plan year for which payments would otherwise be required) the Enrichment Corp. pension plan was over 90% funded under the method used in the CFCAA. Consequently the Company believes that any such liability would be fully satisfied under the method provided in the CFCAA.

The PBGC, however, has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with the Company’s qualified defined benefit pension plans. These authorities include, but are not limited to, initiating involuntary termination of underfunded plans and seeking liens or additional funding. We would seek to defend against the assertion by the PBGC of any such authorities based on the facts and circumstances at the time. The involuntary termination by the PBGC of any of the qualified pension plans of Centrus or Enrichment Corp. would result in the termination of the limited, conditional guaranty by Enrichment Corp. of the New Notes (other than with respect to the unconditional interest claim).

We have been engaged in discussions with the PBGC since the Portsmouth GDP transition. In 2014, prior to enactment of the CFCAA, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC.  The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding of the qualified pension plans in the ordinary course and expects to do so, but there is no assurance that the PBGC will agree with that approach.

Capital Structure and Financial Resources

On September 30, 2014, the Old Common Stock, Old Preferred Stock and Old Notes of USEC Inc. were cancelled and the New Notes and New Common Stock were issued by Centrus. At December 31, 2014, our debt consisted of $240.4 million of the New Notes. The New Notes will mature on September 30, 2019. However, the maturity date shall be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology and delivery of a maturity date extension notice. The New Notes will pay interest at a rate of 8.0% per annum. Interest will accrue from the most recent date to which interest has been paid, or if no interest has been paid, from the initial issue date. Interest will be payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company has elected to pay 3.0% per annum of interest due on the New Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. For any interest payment date from October 1, 2015 through the maturity of the New Notes, the Company has the option to pay up to 5.5% per annum of interest due on the New Notes in the form of PIK payments. The New Notes are guaranteed on a limited, subordinated and conditional basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the New Notes upon the occurrence of certain termination events (other than with respect to the unconditional interest claim). Additional terms and conditions of the New Notes are described in Note 13 of the consolidated financial statements.

Our $110.0 million credit facility matured on September 30, 2013 and was not renewed or replaced. Letters of credit of $1.6 million as of December 31, 2014 remain outstanding until their maturity.

Transfer to NYSE MKT

As announced on March 11, 2015, at the request of the Company, the NYSE transferred the listing of our common stock that trades under the ticker "LEU" to the NYSE’s MKT trading platform. The NYSE MKT’s continued listing standards are more aligned with our new capital structure, trading volume and share price since emerging from bankruptcy. On March 16, 2015, LEU began trading on the NYSE MKT. We do not expect any material difference in the trading liquidity of our common stock as a result of the transfer of the listing to the NYSE MKT.

Financial Assurance

The NRC requires that we guarantee the disposition of our wastes with financial assurance. We also provide financial assurance for the ultimate D&D of the American Centrifuge facilities to meet NRC and DOE requirements. The amount of financial assurance needed for D&D of the ACP is dependent on construction progress and decommissioning cost projections.

Our level of cash collateral supporting financial assurance and our ability to secure additional financial assurance are subject to a surety bond provider’s view of our creditworthiness. Issuers of the surety bonds have the ability, under certain circumstances, to request additional collateral or to cancel the surety bond, which would adversely affect our liquidity.

Surety bonds for the D&D of the American Centrifuge facilities and for the disposition of wastes are fully collateralized by interest earning cash deposits included in other long-term assets.

A summary of financial assurance and related cash collateral follows (in millions):

	Successor	Predecessor
	December 31, 2014	December 31, 2013

Decontamination and decommissioning of American Centrifuge	$29.4	$29.4
Waste disposition	5.4	10.4
Other financial assurance	6.3	5.7
Total financial assurance requirements	$41.1	$45.5

Letters of credit	$1.6	$1.6
Surety bonds	39.5	43.9
Total financial assurance instruments	$41.1	$45.5

Cash collateral deposit for surety bonds	$34.8	$39.8

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by us at the ACP and any other facility using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million.

Commitments under SWU Purchase Agreement

Our SWU purchases under the Megatons to Megawatts program were completed in December 2013. Commencing in June 2013, we continue to acquire Russian LEU under the terms of the Russian Supply Agreement. Quantities under the Russian Supply Agreement will be about half the level we had purchased under the Megatons to Megawatts program unless the parties agree to adjust such purchases. The LEU that we obtain from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU. Deliveries under the supply agreement are expected to continue through 2022.  We purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors.

Off-Balance Sheet Arrangements

Other than the letters of credit issued under the credit facility, the surety bonds, the DOE technology license and our commitments under the Russian Supply Agreement, there were no material off-balance sheet arrangements, obligations, or other relationships at December 31, 2014 or 2013.

Environmental Matters

The Company's prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. Wastes from our prior operations at the Paducah GDP were shipped to off-site treatment and disposal facilities. Centrus has accrued $1.0 million as of December 31, 2014 for the processing of remaining quantities at these facilities. Operating costs relating to compliance with environmental laws and regulations, including the handling, treatment and disposal of wastes amounted to $9.1 million in 2014 and $12.9 million in 2013.

The Paducah GDP was operated by agencies of the U.S. government for approximately 40 years prior USEC's privatization in 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plant. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for the decontamination and decommissioning of the Paducah GDP site.

We continue to incur costs for compliance with environmental laws and regulations as a result of operations at the American Centrifuge project, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated. Unanticipated events or regulatory developments could cause the level of expenditures to maintain compliance to vary substantially from planned spending under the fixed-price ACTDO Agreement.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 2 of the consolidated financial statements for information on new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2014, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At December 31, 2014, our debt consisted of the PIK toggle notes with a balance sheet carrying value of $240.4 million. The estimated fair value of the toggle notes was $121.2 million based on the trading price at the end of December 2014.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Centrus maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Centrus in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As of the end of the period covered by this report, Centrus carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the Interim Chief Executive Officer and the Chief Financial Officer concluded that disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Centrus’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) and for an assessment of the effectiveness of internal control over financial reporting. Centrus’ internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of Centrus’ internal control over financial reporting as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (updated 2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Centrus’ internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this annual report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, Governance Information, Section 16(a) Beneficial Ownership Reporting Compliance, and Board and Committee Membership in the Company's Proxy Statement for the 2015 annual meeting of stockholders (the "2015 Proxy Statement") is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Executive Compensation, and Compensation of Directors in the 2015 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2015 Proxy Statement is incorporated herein by reference.

The following table gives information about the Company’s common stock that may be issued under the 2014 Equity Incentive Plan as of December 31, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	115,836	$5.62	884,164
Equity compensation plans not approved by security holders	—	—	—
Total	115,836		884,164

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2015 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2015 Proxy Statement is incorporated herein by reference.

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

Centrus Energy Corp.

March 16, 2015	/s/ John R. Castellano
John R. Castellano
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John R. Castellano	Interim President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
John R. Castellano

/s/ John C. Barpoulis	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2015
John C. Barpoulis

/s/ J. Tracy Mey	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2015
J. Tracy Mey

/s/ Mikel H. Williams	Chairman of the Board and Director	March 16, 2015
Mikel H. Williams

/s/ Theodore J. Dalheim, Jr.	Director	March 16, 2015
Theodore J. Dalheim, Jr.

/s/ Michael Diament	Director	March 16, 2015
Michael Diament

/s/ Osbert Hood	Director	March 16, 2015
Osbert Hood

/s/ W. Thomas Jagodinski	Director	March 16, 2015
W. Thomas Jagodinski

/s/ Patricia J. Jamieson	Director	March 16, 2015
Patricia J. Jamieson

/s/ Suleman E. Lunat	Director	March 16, 2015
Suleman E. Lunat

/s/ William J. Madia	Director	March 16, 2015
William J. Madia

/s/ Michael P. Morrell	Director	March 16, 2015
Michael P. Morrell

/s/ Hiroshi Sakamoto	Director	March 16, 2015
Hiroshi Sakamoto

CENTRUS ENERGY CORP.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Centrus Energy Corp.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2014 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for the three months ended December 31, 2014 present fairly, in all material respects, the financial position of Centrus Energy Corp. and its subsidiaries (Successor) at December 31, 2014 and the results of their operations and their cash flows for the three months ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the United States Bankruptcy Court for the district of Delaware confirmed the Company's Plan of Reorganization on September 5, 2014. Confirmation of the Plan of Reorganization resulted in the discharge of all claims against the Company that arose before March 5, 2014 and substantially alters rights and interests of equity security holders as provided for in the Plan of Reorganization. The Plan of Reorganization was substantially consummated on September 30, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of September 30, 2014.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 16, 2015

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Centrus Energy Corp.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for the nine months ended September 30, 2014 and for the year ended December 31, 2013 present fairly, in all material respects, the financial position of Centrus Energy Corp. (formerly known as USEC Inc.) and its subsidiaries (Predecessor) at December 31, 2013 and the results of their operations and their cash flows for the nine months ended September 30, 2014, and for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company filed a petition on March 5, 2014 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was substantially consummated on September 30, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 16, 2015

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	Successor	Predecessor
	December 31, 2014	December 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$218.8	$314.2
Accounts receivable, net	58.9	163.0
Inventories	462.2	967.6
Deferred costs associated with deferred revenue	82.9	165.5
Other current assets	19.6	21.7
Total current assets	842.4	1,632.0
Property, plant and equipment, net	3.5	7.9
Deferred taxes	26.0	—
Deposits for surety bonds	34.8	39.8
Intangible assets	119.2	—
Excess reorganization value	137.2	—
Other long-term assets	20.6	25.8
Total Assets	$1,183.7	$1,705.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$50.5	$114.5
Payables under SWU purchase agreements	140.1	340.7
Deferred taxes	26.0	—
Inventories owed to customers and suppliers	158.9	499.7
Deferred revenue	100.9	195.9
Convertible senior notes (Predecessor)	—	530.0
Convertible preferred stock (Predecessor), 85,900 shares issued	—	113.9
Total current liabilities	476.4	1,794.7
Long-term debt	240.4	—
Postretirement health and life benefit obligations	211.4	195.0
Pension benefit liabilities	179.3	121.2
Other long-term liabilities	54.6	52.8
Total liabilities	1,162.1	2,163.7
Commitments and contingencies (Note 20)
Stockholders’ Equity (Deficit)
Preferred stock (Predecessor), par value $1.00 per share, 25,000,000 shares authorized, no shares recorded as stockholders’ equity at December 31, 2013	—	—
Common stock (Predecessor), par value $0.10 per share, 25,000,000 shares authorized, 5,211,000 shares issued at December 31, 2013	—	0.5
Preferred stock (Successor), par value $1.00 per share, 20,000,000 shares authorized, none issued at December 31, 2014	—	—
Common stock (Successor), par value $0.10 per share, 100,000,000 shares authorized, 9,000,000 shares issued at December 31, 2014	0.9	—
Excess of capital over par value	58.6	1,216.4
Retained earnings (deficit)	(42.3)	(1,520.7)
Treasury stock, no shares at December 31, 2014 and 226,000 shares at December 31, 2013	—	(34.3)
Accumulated other comprehensive income (loss), net of tax	4.4	(120.1)
Total stockholders’ equity (deficit)	21.6	(458.2)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,183.7	$1,705.5

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Revenue:
Separative work units	$101.0	$347.5	$1,222.9
Uranium	0.8	—	71.2
Contract services	21.8	43.0	13.4
Total Revenue	123.6	390.5	1,307.5
Cost of Sales:
Separative work units and uranium	119.6	369.4	1,388.8
Contract services	22.5	43.9	13.6
Total Cost of Sales	142.1	413.3	1,402.4
Gross profit (loss)	(18.5)	(22.8)	(94.9)
Advanced technology costs	4.7	56.6	186.1
Selling, general and administrative	10.2	32.2	46.8
Amortization of intangible assets	4.3	—	—
Special charges for workforce reductions and advisory costs	2.1	2.1	57.2
Other (income)	(1.3)	(39.4)	(154.3)
Operating (loss)	(38.5)	(74.3)	(230.7)
Interest expense	4.9	14.0	40.1
Interest (income)	(0.2)	(0.5)	(0.7)
Reorganization items, net	1.5	(426.9)	—
Income (loss) from continuing operations before income taxes	(44.7)	339.1	(270.1)
Provision (benefit) for income taxes	(2.4)	(1.0)	(86.5)
Income (loss) from continuing operations	(42.3)	340.1	(183.6)
Income from discontinued operations	—	—	24.7
Net income (loss)	$(42.3)	$340.1	$(158.9)

Income (loss) per share (Note 18)
Basic income (loss) per share:
Income (loss) from continuing operations	$(4.70)	$69.41	$(37.47)
Net income (loss)	$(4.70)	$69.41	$(32.43)
Weighted-average number of shares outstanding	9.0	4.9	4.9
Diluted income (loss) per share:
Income (loss) from continuing operations	$(4.70)	$45.93	$(37.47)
Net income (loss)	$(4.70)	$45.93	$(32.43)
Weighted-average number of shares outstanding	9.0	7.6	4.9

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Net income (loss)	$(42.3)	$340.1	$(158.9)
Other comprehensive income (loss), before tax (Note 21):
Prior service credit arising during the period	6.8	—	27.8
Curtailment (gain) recognized in net income	—	(2.2)	—
Amortization of actuarial (gains) losses, net	—	0.9	55.3
Amortization of prior service costs (credits)	—	(0.3)	(24.1)
Gain arising during the period included in other comprehensive income	—	—	187.8
Other comprehensive income (loss), before tax	6.8	(1.6)	246.8
Income tax expense related to items of other comprehensive income	(2.4)	—	(75.0)
Other comprehensive income (loss), net of tax	4.4	(1.6)	171.8
Elimination of Predecessor Company accumulated other comprehensive loss	—	121.7	—
Comprehensive income (loss)	$(37.9)	$460.2	$12.9

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Cash Flows from Operating Activities
Net income (loss)	$(42.3)	$340.1	$(158.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4.5	4.2	27.6
Immediate recognition of net actuarial loss	10.4	—	—
Non-cash reorganization items	—	(449.2)	—
Transfers and retirements of machinery and equipment	—	—	19.8
Convertible preferred stock dividends payable-in-kind	—	—	13.4
Gain on sales of assets and subsidiary	(1.3)	(5.7)	(35.6)
Inventory valuation adjustments	—	—	15.2
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	31.0	79.0	(28.2)
Inventories, net – decrease	23.0	177.0	160.1
Payables under SWU purchase agreements – increase (decrease)	92.8	(293.4)	130.9
Deferred revenue, net of deferred costs – increase (decrease)	17.3	(9.7)	20.9
Accounts payable and other liabilities – (decrease)	(26.5)	(58.9)	(82.5)
Accrued depleted uranium disposition – increase (decrease)	—	(0.6)	0.4
Other, net	1.3	(3.1)	(1.9)
Net Cash Provided by (Used in) Operating Activities	110.2	(220.3)	81.2

Cash Flows Provided by Investing Activities
Deposits for surety bonds - net (increase) decrease	1.1	3.9	(17.5)
Proceeds from sales of assets and subsidiary	2.1	8.4	43.2
Net Cash Provided by Investing Activities	3.2	12.3	25.7

Cash Flows Used in Financing Activities
Repayment of credit facility term loan	—	—	(83.2)
Payments for deferred financing costs	—	(0.7)	(2.2)
Common stock issued (purchased), net	—	(0.1)	(0.2)
Net Cash (Used in) Financing Activities	—	(0.8)	(85.6)
Net Increase (Decrease)	113.4	(208.8)	21.3
Cash and Cash Equivalents at Beginning of Period	105.4	314.2	292.9
Cash and Cash Equivalents at End of Period	$218.8	$105.4	$314.2

Supplemental Cash Flow Information:
Interest paid	$—	$15.9	$20.7
Income taxes paid, net of refunds	—	—	0.4

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012 (Predecessor)	$0.5	$1,213.3	$(1,361.8)	$(33.0)	$(291.9)	$(472.9)
Other comprehensive income, net of tax (Note 21)	—	—	—	—	171.8	171.8
Restricted and other common stock issued, net of amortization	—	3.1	—	(1.3)	—	1.8
Net (loss)	—	—	(158.9)	—	—	(158.9)
Balance at December 31, 2013 (Predecessor)	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)

Balance at December 31, 2013 (Predecessor)	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)
Other comprehensive income, net of tax (Note 21)	—	—	—	—	(1.6)	(1.6)
Restricted and other common stock issued, net of amortization	—	1.1	—	(0.1)	—	1.0
Surrender of restricted stock	—	4.4	—	(4.4)	—	—
Net income	—	—	340.1	—	—	340.1
Elimination of Predecessor Company equity	(0.5)	(1,221.9)	1,180.6	38.8	121.7	118.7
Issuance of Successor Company common stock and excess of capital over par value	0.9	58.4	—	—	—	59.3
Balance at September 30, 2014 (Predecessor)	$0.9	$58.4	$—	$—	$—	$59.3

Balance at September 30, 2014 (Successor)	$0.9	$58.4	$—	$—	$—	$59.3
Other comprehensive income, net of tax (Note 21)	—	—	—	—	4.4	4.4
Restricted stock units and stock options issued, net of amortization	—	0.2	—	—	—	0.2
Net (loss)	—	—	(42.3)	—	—	(42.3)
Balance at December 31, 2014 (Successor)	$0.9	$58.6	$(42.3)	$—	$4.4	$21.6

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Nature of Operations

On March 5, 2014, USEC Inc. filed a voluntary petition for relief (the "Bankruptcy Filing") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Filing was "pre-arranged" and included the filing of a proposed Plan of Reorganization (the "Plan of Reorganization") supported by certain holders of the claims and interests impaired under the Plan of Reorganization. On August 18, 2014, the Company announced that the Plan of Reorganization was accepted by more than 99% in both value and number of votes cast of holders of its convertible notes and that both holders of the Company’s preferred equity voted in favor of the Plan of Reorganization. On September 5, 2014, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On September 30, 2014 (the "Effective Date"), the Company satisfied the conditions of the Plan of Reorganization and the Plan of Reorganization became effective. On the Effective Date, USEC Inc.’s name was changed to Centrus Energy Corp. ("Centrus" or the "Company").

In accordance with Accounting Standards Codification Topic 852, Reorganizations, Centrus adopted fresh start accounting upon emergence from Chapter 11 bankruptcy resulting in Centrus becoming a new entity for financial reporting purposes. References to "Successor" or "Successor Company" relate to the financial position of the reorganized Centrus as of and subsequent to September 30, 2014 and results of operations for the three months ended December 31, 2014. References to "Predecessor" or "Predecessor Company" refer to the financial position of the Company prior to September 30, 2014 and the results of operations through September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after September 30, 2014 are not comparable with the financial statements prior to that date. Refer to Note 4, Fresh Start Accounting, for additional information.

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

Centrus is a supplier of low enriched uranium ("LEU") for nuclear power plants. The benefits of the balance sheet restructuring provide stability and continuity for Centrus’ LEU commercial operations, conducted primarily through its wholly owned subsidiary United States Enrichment Corporation ("Enrichment Corp."). Moving forward, Centrus expects to continue Enrichment Corp.'s operations by selling its current inventory quantities, as well as commercial LEU purchased from Russia and from other suppliers, to customers under contract and through new commercial sales.

With the successful conclusion of the balance sheet restructuring, Centrus has substantially reduced its leverage and extended maturity payments for at least five years. Centrus expects to comply with the covenants contained in the indenture governing its new debt. Having successfully implemented the Plan of Reorganization and emerged from bankruptcy on the Effective Date, Centrus anticipates having adequate liquidity for at least the next 12 months. As a result of these factors, management believes there is no longer substantial doubt regarding the Company’s ability to continue as a going concern.

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization Items, Net, in the accompanying consolidated statement of operations.

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

Basis of Presentation

The consolidated financial statements include the accounts of Centrus Energy Corp., its principal subsidiary Enrichment Corp., and its other subsidiaries. Financial results for NAC through the date of divestiture of March 15, 2013 are reported as discontinued operations. All material intercompany transactions are eliminated. Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

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

Centrus ceased uranium enrichment at the Paducah gaseous diffusion plant (the "Paducah GDP") at the end of May 2013 and has subsequently completed repackaging and transferring its inventory to off-site licensed locations to meet future customer orders. Included in cost of sales are certain inventory charges related to the Paducah GDP transition that are categorized as non-production expenses, as detailed in Note 6, Transition Charges.

SWU and uranium inventory costs are determined using the monthly moving average cost method. SWU costs for the Successor Company are based on Russian SWU purchase costs and the inventory cost basis as of the Effective Date. SWU inventory costs were increased by $35.4 million as of the Effective Date to reflect fresh start accounting adjustments as described in Note 4, Fresh Start Accounting.

Centrus acquires Russian LEU under the terms of a 10-year commercial agreement with Russia (the "Russian Supply Agreement"). Deliveries under the supply agreement are expected to continue through 2022. The cost of the SWU component of LEU acquired from Russia is recorded at the purchase cost plus related shipping costs.

Inventories of SWU and uranium are valued at the lower of cost or market. Market is based on the terms of long-term contracts with customers, and, for uranium not under contract, market is based primarily on published price indicators at the balance sheet date.

Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between Centrus and domestic fabricators, fabricators order quantities of LEU from Centrus based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, Centrus satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. Centrus’ balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from Centrus and the fabricator's needs for working stock of LEU. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from Centrus than Centrus is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy Centrus’ customer order obligations on Centrus' behalf. In such cases, the transfer of title of LEU from Centrus to the customer results in quantities of SWU and uranium owed by Centrus to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future deliveries of LEU to fabricators are made.

Deferred Taxes

Centrus follows the asset and liability approach to account for deferred taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences of temporary differences between the balance sheet carrying amounts of assets and liabilities and their respective tax bases. Deferred taxes are based on income tax rates in effect for the years in which temporary differences are expected to reverse. The effect on deferred taxes of a change in income tax rates is recognized in income when the change in rates is enacted in the law. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets may not be realized.

Property, Plant and Equipment

Leasehold improvements and machinery and equipment are recorded at acquisition cost and depreciated on a straight line basis over the useful life of the assets.

Advanced Technology Costs

Historically, costs relating to the development and deployment of the American Centrifuge technology were either charged to expense or capitalized based on the nature of the activities and estimates and judgments involving the completion of project milestones. Costs relating to the demonstration of American Centrifuge technology were charged to expense as incurred and costs relating to the construction and deployment of the American Centrifuge Plant ("ACP") were capitalized.

Beginning with the fourth quarter of 2011, all project costs incurred have been expensed, including interest expense that previously would have been capitalized. As of December 31, 2012, the Company expensed $1.1 billion of previously capitalized costs related to the American Centrifuge project. Although the Company continued to make progress in the deployment of the ACP, the expense of previously capitalized costs was based on its assessment of its ability to recover the full amount of this prior capital investment.  This expense of previously capitalized costs does not affect any future capital investment in the ACP. The Company would anticipate that capitalization of amounts related to the ACP would resume if and when commercial plant deployment resumes.

Refer to Note 7, Advanced Technology Costs and Other Income, and Note 20, Commitments and Contingencies, for further details regarding the American Centrifuge project.

Intangible Assets

Centrus has amortizable and nonamortizable intangible assets resulting from fresh start accounting as a result of emergence from Chapter 11 bankruptcy. Centrus will evaluate the carrying value of the intangible assets by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss.

The amortizable intangible assets relate to backlog and customer relationships. The backlog intangible asset is amortized as backlog is reduced, principally as result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years.

Centrus evaluates the carrying value of the nonamortizable excess reorganization value by performing an impairment test on an annual basis as of November 30 or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The excess reorganization value testing utilizes a two-step process, where the carrying value of the reporting unit is compared to its fair value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. However, if the carrying value is greater than the fair value, the second step is performed. An impairment charge would be recognized for the amount that the carrying value of the excess reorganization value exceeds its fair value. The fair value of the reporting unit is estimated using the net present value of projected future cash flows.

Centrus performed a qualitative assessment in the fourth quarter of 2014. The qualitative assessment determines whether it is “more likely than not” (that is, likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, including goodwill. If we determine that it is not “more likely than not” that the fair value of a reporting unit is less than its carrying amount, then the first and second step of the goodwill impairment test (quantitative assessment) are not necessary. The qualitative assessment results did not require Centrus to perform a quantitative assessment for 2014.

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

Pursuant to accounting standards, Centrus’ paid-in-kind toggle notes are recorded at face value and the fair value is disclosed. The estimated fair value of the paid-in-kind toggle notes is based on the trading price at the balance sheet date. Financing costs are deferred and amortized over the life of the instrument.

The balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

Concentrations of Credit Risk

Credit risk could result from the possibility of a customer failing to perform or pay according to the terms of a contract. Extension of credit is based on an evaluation of each customer's financial condition. Centrus regularly monitors credit risk exposure and takes steps to mitigate the likelihood of such exposure resulting in a loss.

SWU and Uranium Revenue

Revenue is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. Revenue is recognized at the time LEU or uranium is delivered under the terms of contracts with domestic and international electric utility customers. Most customers take title and delivery of LEU at fuel fabricators. Centrus ships LEU to nuclear fuel fabricators for scheduled or anticipated orders from utility customers. Based on customer orders, Centrus arranges for the transfer of title of LEU from Centrus to the customer for the specified quantity of LEU at the fuel fabricator. Revenue is recognized when delivery of LEU to the customer occurs at the fuel fabricator.

In a number of sales transactions, title to uranium or LEU is transferred to the customer and Centrus receives payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require Centrus to hold the uranium to which the customer has title, or because the customer encounters brief delays in taking delivery of LEU from Centrus. In such cases, recognition of revenue and related cost of sales does not occur at the time title to uranium or LEU transfers to the customer but instead are deferred until LEU to which the customer has title is physically delivered.

Contract Services Revenue

Beginning in May 2014, the contract services segment includes revenue and cost of sales for American Centrifuge work Centrus performs under an agreement with UT-Battelle, LLC ("UT-Battelle"), the management and operating contractor for Oak Ridge National Laboratory ("ORNL"), for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the "American Centrifuge Technology Demonstration and Operations Agreement", or "ACTDO Agreement"). The ACTDO Agreement is a firm, fixed-price contract and project spending levels are consistent with the fixed funding levels. Centrus records an unbilled receivable and revenue based on the progress towards the achievement of monthly deliverables. Monthly reports and invoices affirming the achievement of monthly deliverables are submitted shortly following each month. The achievement of monthly deliverables has resulted in revenue consistent with the monthly funding levels.

The contract services segment also includes limited services provided by Centrus to the U.S. Department of Energy ("DOE") and its contractors at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant and formerly at the Paducah GDP. Contract services revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. Revenue is recognized as work is performed and as fees are earned. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs determined in accordance with government cost accounting standards. Amounts representing contract change orders or final billing rates based on incurred costs are accrued and included in revenue when they can be reliably estimated and realization is probable. Allowable costs are subject to audit by the Defense Contract Audit Agency ("DCAA"), or such other entity that DOE authorizes to conduct the audit. The final settlement of amounts submitted by Centrus for reimbursement is subject to Federal Acquisition Regulations requiring the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Revenue resulting from final billing rates is recognized upon completion of the government audits and notice by DOE authorizing final billing. DOE historically has not approved Centrus’ provisional billing rates and has not completed audits of Centrus' incurred cost submissions and authorized final payments in a timely manner. Additional details are provided in Note 8. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been finalized with DOE, uncertainty exists and Centrus has not yet recognized this additional revenue.

Pension and Postretirement Health and Life Benefit Plans

The Company provides retirement benefits to certain employees and retirees under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. Historically, the Company recognized these actuarial gains and losses as a component of stockholders’ equity and generally amortized them into operating results over the average future service period of the active employees of these plans or the average future lifetime of plan participants for inactive plans. Upon the adoption of fresh start accounting and as a result of ceasing enrichment activities and the various plan changes described below, the Successor Company adopted an accounting policy to immediately recognize actuarial gains and losses in the statement of operations beginning in the fourth quarter of 2014. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results.

Stock-Based Compensation

Centrus has a stock-based compensation plan which authorizes the issuance of common stock to the Company’s employees, officers, directors and other individuals providing services to the Company or its affiliates pursuant to options, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock based awards. Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the consolidated financial statements. Significant estimates and judgments include, but are not limited to, asset valuations, American Centrifuge decontamination and decommissioning obligations, pension and postretirement health and life benefit costs and obligations, the tax bases of assets and liabilities, the future recoverability of deferred tax assets, and determination of the valuation allowance for deferred tax assets. Actual results may differ from such estimates, and estimates may change if the underlying conditions or assumptions change.

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

In April 2014, the FASB issued amendments to guidance for reporting discontinued operations and disposals of components of an entity. The amended guidance changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The amendments also expand the disclosure requirements for discontinued operations and add new disclosures for individually significant dispositions that do not qualify as discontinued operations. The amendments are effective prospectively beginning in the first quarter of 2015 (early adoption is permitted only for disposals that have not been previously reported). The implementation of the amended guidance is not expected to have a material impact on Centrus' consolidated financial statements.

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

In August 2014, the FASB issued guidance requiring management to assess an entity’s ability to continue as a going concern, and to provide related disclosures in certain circumstances. The new standard is effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The implementation of the new standard is not expected to have a material impact on Centrus' consolidated financial statements.

3. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS

Pursuant to the Plan of Reorganization, on the Effective Date, all shares of USEC Inc.’s common stock, $0.10 par value per share (the "Old Common Stock"), all shares of USEC Inc.’s Series B-1 12.75% convertible preferred stock, $1.00 par value per share (the "Old Preferred Stock"), and all of USEC Inc.’s 3% convertible senior notes due October 2014 (the "Old Notes") that were issued and outstanding immediately prior to the Effective Date were cancelled.

On the Effective Date and pursuant to the Plan of Reorganization, the Company issued 8% Paid-In-Kind ("PIK") toggle notes due 2019/2024 (the "New Notes"). The New Notes will mature in 2019; provided that, the maturity shall be extended to 2024 upon the occurrence of certain conditions set forth in the Indenture governing the New Notes entered into by the Company, Enrichment Corp., as guarantor and Delaware Trust Company, as trustee and collateral agent (the "Indenture"). The New Notes have an initial aggregate principal amount of $240.4 million; provided that, the aggregate principal amount of the New Notes may be increased after the date of issuance as a result of any payment of interest on the New Notes in the form of PIK interest. The New Notes are guaranteed and secured on a subordinated and limited basis by Enrichment Corp. Additional details are provided in Note 13, Debt.

On the Effective Date and pursuant to the Plan of Reorganization, the Company's Certificate of Incorporation was amended and restated to authorize 120,000,000 shares of stock in the reorganized Company, consisting of 20,000,000 shares of preferred stock, par value $1.00 per share (the "New Preferred Stock"), 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “New Common Stock”). On the Effective Date and pursuant to the Plan of Reorganization, the Company issued 9,000,000 shares of New Common Stock. Additional details are provided in Note 19, Stockholders' Equity. The issuance of the Class A Common Stock and Class B Common Stock under the Plan of Reorganization was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act of 1933, as amended (the "Securities Act") provided by Section 1145 of the Bankruptcy Code.

No cash was raised from the issuance of the New Notes or New Common Stock.

The material terms of the Plan of Reorganization included, among other things, that upon the Effective Date:

•	The holders of the Old Notes received, on a pro rata basis, in exchange for claims on account of their $530 million in outstanding principal amount of the Old Notes:

◦	79.04% of the New Common Stock, subject to dilution on account of a new management incentive plan;

◦	cash for interest payable on the Old Notes accrued from October 1, 2013, the date of the last semi-annual interest payment, to the Effective Date, totaling $15.9 million; and

◦	$200 million in principal amount of New Notes.

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

•
B&W and Toshiba have agreed to enter into good faith negotiations to each invest $20.19 million (for an aggregate investment of $40.38 million) of equity in the American Centrifuge project in the future, upon mutually agreed upon terms and conditions, but in any event contingent upon the funding for the ACP of not less than $1.5 billion of debt supported by the U.S. Department of Energy ("DOE") loan guarantee program or other government support or funding in such amount.

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

•
On the Effective Date, Centrus Energy Corp. entered into a new secured note (the "Centrus Intercompany Note") with initial financing of $48.0 million to provide funds necessary to make payments of $35.3 million required under the Plan of Reorganization, as well as $12.7 million available for working capital and other general corporate purposes of the Company. Payments required under the Plan of Reorganization included the repayment of borrowings under the former debtor-in-possession credit facility from Enrichment Corp. (the “DIP Facility”) of $16.3 million, interest payments of $15.9 million to former holders of the Old Notes, as described above, and $3.1 million in professional fees and other expenses. Subsequently, but subject to future draws and repayments, the Centrus Intercompany Note was satisfied in full in the fourth quarter of 2014 as a result of the assignment of certain sales contracts from Centrus to Enrichment Corp.

4. FRESH START ACCOUNTING

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

Upon the application of fresh start accounting, Centrus allocated the reorganization value to its individual assets based on their estimated fair values. Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities, and the excess of reorganization value over the fair value of identified tangible and intangible assets is reported separately on the consolidated balance sheet.

Centrus, with the assistance of external valuation specialists, estimated the enterprise value of the Company upon emergence from Chapter 11 bankruptcy to be in a range of $294 million to $306 million. Based on the estimates and assumptions used in determining the enterprise value, as further discussed below, Centrus estimated the enterprise value to be $299.7 million as of September 30, 2014. Enterprise value is defined as the total invested capital which includes cash and cash equivalents. The estimate is based on a calculation of the present value of the future cash flows of the Company based on its projections from October 1, 2014 through the year ending December 31, 2022, including a projected December 31, 2022 net asset value. The Company’s future cash flow projections included a variety of estimates and assumptions that had a significant effect on the determination of the Company’s enterprise value. While the Company considered such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. The assumptions used in the calculations for the discounted cash flow analysis included the following: forecasted revenue, costs and free cash flows through 2022, and a discount rate of 9.0% that considered various factors, including bonds yields, risk premiums and tax rates to determine a weighted-average cost of capital. For purposes of the enterprise valuation, no terminal value was used. Rather, the present value of the net asset value at December 31, 2022 was determined using the discount rate of 10.0%.

The four-column condensed consolidated balance sheet provided below applies the effects of the Plan of Reorganization and fresh start accounting to the carrying values and classifications of assets or liabilities as of September 30, 2014. Upon adoption of fresh start accounting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh start accounting for periods ended on or prior to September 30, 2014 are not comparable to those of the Successor Company.

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

Upon the adoption of fresh start accounting, the Successor Company adopted the significant accounting policies of the Predecessor Company, with the exception of its accounting policy for pension and postretirement benefit plans. Assets and obligations related to the retirement benefit plans are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. Historically, the Company recognized these actuarial gains and losses as a component of stockholders’ equity and generally amortized them into operating results over the average future service period of the active employees of these plans or the average future lifetime of plan participants for inactive plans. Upon the adoption of fresh start accounting and as a result of ceasing enrichment activities and the various plan changes, the Successor Company adopted an accounting policy to immediately recognize actuarial gains and losses in the statement of operations beginning in the fourth quarter of 2014. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results.

The adjustments set forth in the following condensed consolidated balance sheet at September 30, 2014 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column "Reorganization Adjustments") as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column "Fresh Start Adjustments").

(in millions)	Predecessor Company, September 30, 2014	Reorganization Adjustments		Fresh Start Adjustments		Successor Company, September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$124.4	$(19.0)	(a)	$—		$105.4
Accounts receivable	90.0	—		—		90.0
Inventories	464.0	—		35.4	(k)	499.4
Deferred costs associated with deferred revenue	73.9	—		(73.9)	(l)	—
Other current assets	21.5	0.1	(b)	—		21.6
Total current assets	773.8	(18.9)		(38.5)		716.4
Property, plant and equipment	3.7	—		—		3.7
Deferred taxes	—	—		26.4	(m)	26.4
Deposits for surety bonds	35.9	—		—		35.9
Intangible assets	—	—		123.5	(n)	123.5
Excess reorganization value	—	—		137.2	(o)	137.2
Other long-term assets	19.8	0.7	(c)	—		20.5
Total Assets	$833.2	$(18.2)		$248.6		$1,063.6

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$67.3	$4.9	(d)	$7.3	(p)	$79.5
Payables under SWU purchase agreements	47.3	—		—		47.3
Deferred taxes	—	—		26.4	(m)	26.4
Inventories owed to customers and suppliers	173.1	—		—		173.1
Deferred revenue	94.7	—		(94.0)	(l)	0.7
Total current liabilities	382.4	4.9		(60.3)		327.0
Long-term debt	—	240.4	(e)	—		240.4
Postretirement health and life benefit obligations	202.4	—		9.2	(p)	211.6
Pension benefit liabilities	95.9	—		78.2	(p)	174.1
Other long-term liabilities	51.2	—		—		51.2
Total liabilities not subject to compromise	731.9	245.3		27.1		1,004.3
Liabilities subject to compromise
Convertible senior notes and accrued interest	547.4	(547.4)	(f)	—		—
Convertible preferred stock and PIK dividends payable	113.9	(113.9)	(f)	—		—
Accounts payable	1.6	(1.6)	(f)	—		—
Total liabilities subject to compromise	662.9	(662.9)		—		—
Total liabilities	1,394.8	(417.6)		27.1		1,004.3
Stockholders’ Equity (Deficit)
Common stock (Predecessor)	0.5	—		(0.5)	(q)	—
Excess of capital over par value (Predecessor)	1,221.5	0.4	(g)	(1,221.9)	(q)	—
Treasury stock (Predecessor)	(38.8)	—		38.8	(q)	—
Accumulated other comprehensive loss, net of tax (Predecessor)	(119.5)	(2.2)	(h)	121.7	(q)	—
Common stock (Successor)	—	0.9	(i)	—		0.9
Excess of capital over par value (Successor)	—	58.4	(i)	—		58.4
Retained earnings (deficit)	(1,625.3)	341.9	(j)	1,283.4	(q)	—
Total stockholders’ equity (deficit)	(561.6)	399.4		221.5		59.3
Total Liabilities and Stockholders’ Equity (Deficit)	$833.2	$(18.2)		$248.6		$1,063.6

Reorganization Adjustments

(a)	The cash payments recorded on the Effective Date from implementation of the Plan of Reorganization include the following (in millions):

Payment of claims for interest payable on the Old Notes at the non-default rate	$15.9
Payment of professional fees	1.5
Payment of unsecured pre-petition claims	1.6
Net decrease in cash	$19.0

(b)	Represents payment in advance of the fees and expenses for the trustee and collateral agent for the New Notes issued at the Effective Date.

(c)
Represents $0.7 million of debt issuance cost incurred on the New Notes. These costs will be amortized using the straight-line method, which approximates the effective interest method, over the life of the New Notes.

(d)	Primarily represents success fees accrued upon emergence from Chapter 11 bankruptcy that have been included in Reorganization Items, Net in the consolidated statements of operations.

(e)	Adjustment reflects the issuance of the $240.4 million in New Notes to holders of the Old Notes and Old Preferred Stock.

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

(i)
Pursuant to the Plan of Reorganization, the Company issued 9 million shares of New Common Stock. This adjustment records the Successor Company’s New Common Stock and additional paid in capital of $59.3 million, which represents the fair value of the New Common Stock for financial statement reporting purposes.

(j)
As a result of the Plan of Reorganization, the adjustment to the accumulated deficit equaled the gain on extinguishment of debt, offset by the issuance of the Successor Company’s New Notes, New Common Stock and cash payments as follows (in millions):

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

(p)
The adjustment reflects an aggregate increase of $94.7 million in pension and postretirement benefit obligations based on a remeasurement at the Effective Date. The remeasurement of plan obligations include revised mortality rate and discount rate assumptions. Further details are provided in Note 15.

(q)
The Predecessor Company’s accumulated deficit and accumulated other comprehensive income is eliminated in conjunction with the adoption of fresh start accounting. Also, pursuant to the Plan of Reorganization, the Old Common Stock and related additional paid in capital were eliminated to retained earnings as all of the Predecessor Company equity interests were cancelled. The Predecessor Company recognized a gain of $99.8 million related to the fresh start accounting adjustments as follows (in millions):

Establishment of Successor Company’s excess reorganization value	$137.2
Establishment of Successor Company’s other intangible assets	123.5
Inventory fair value adjustments	35.4
Deferred costs and deferred revenue fair value adjustments	20.1
Pension and postretirement remeasurement	(94.7)
Gain on revaluation of assets and liabilities	$221.5
Cancellation of accumulated other comprehensive income	(121.7)
Total gain on fresh start accounting adjustments	$99.8
Cancellation of Predecessor Company equity	1,183.6
Total adjustment to retained deficit (earnings)	$1,283.4

5. REORGANIZATION ITEMS, NET

The following is a summary of charges (credits) related to the Company's bankruptcy filing and reorganization (in millions).

	Successor	Predecessor
	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014
Professional fees	$1.5	$22.3
Expense of deferred financing costs on convertible senior notes	—	1.2
Effects of Plan:
Gain on cancellation of convertible senior notes, net	—	(284.7)
Gain on cancellation of convertible preferred stock, net	—	(64.1)
Expense of unamortized restricted stock	—	0.4
Gain related to the freeze of SERP benefits	—	(2.2)
Fresh Start Adjustments:
Revaluation of deferred revenue, net of deferred costs	—	(20.1)
Revaluation of inventory	—	(35.4)
Valuation of intangible assets	—	(260.7)
Remeasurement of pension and postretirement benefit obligations	—	94.7
Elimination of Predecessor Company accumulated other comprehensive loss related to pension and postretirement benefit obligations	—	121.7
Reorganization items, net	$1.5	$(426.9)

Refer to Note 4, Fresh Start Accounting, for additional information regarding effects of the Plan of Reorganization and fresh start accounting adjustments.

Cash payments for reorganization items totaled $8.2 million in the three months ended December 31, 2014 and $15.6 million in the nine months ended September 30, 2014. As of December 31, 2014 and September 30, 2014, unpaid professional fees totaled zero and $6.7 million, respectively.

6. TRANSITION CHARGES

Non-Production Expenses Related to Ceasing Enrichment at the Paducah Plant

The Company ceased uranium enrichment at the Paducah GDP at the end of May 2013 and has subsequently completed repackaging and transferring its inventory to off-site licensed locations to meet future customer orders. On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased and returned to DOE. Pursuant to a June 2014 agreement with DOE, the lease will terminate with respect to the Paducah GDP on August 1, 2015. The termination of the lease with respect to the Paducah GDP does not affect the Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge program. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah GDP site.

As the Company accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP, the Company has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $17.6 million in the three months ended December 31, 2014, $66.7 million in the nine months ended September 30, 2014 and $194.2 million in 2013, as follows:

-
Site expenses, including lease turnover activities and Paducah and Portsmouth retiree benefit costs, of $17.2 million in the three months ended December 31, 2014, $51.3 million in the nine months ended September 30, 2014, and $103.0 million in 2013. Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were capitalized as production costs have been charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure to DOE in October 2014;

-
Inventory charges of $0.4 million in the three months ended December 31, 2014, $13.5 million in the nine months ended September 30, 2014, and $40.2 million in 2013. The Company incurred charges for residual uranium in cylinders transferred to DOE and inventories that had been deployed for cascade drawdown, assay blending and repackaging. The Company determined that it was uneconomic to recover resulting residual quantities for resale. In 2013, charges included uranium inventory valuation adjustments of $15.2 million to reflect declines in uranium market price indicators. Inventories of SWU and uranium are valued at lower of cost or market;

-
Accelerated asset charges of $1.9 million in the nine months ended September 30, 2014 and $39.2 million in 2013. Beginning in the fourth quarter of 2012, the expected productive life of property, plant and equipment at the Paducah GDP was reduced from the lease term ending June 2016 to an accelerated basis ending December 2014. In addition, beginning in the third quarter of 2012, costs that would have been previously treated as construction work in progress were treated similar to maintenance and repair costs because of the shorter expected productive life of the Paducah GDP. The expected productive life of the Paducah GDP was further reduced following the cessation of enrichment at the end of May 2013, and the depreciation of property, plant and equipment at the Paducah GDP was completed as of June 30, 2014. In 2013, charges included an immediate asset retirement charge of $19.8 million for property, plant and equipment formerly used in the enrichment process at the Paducah GDP; and

-
Power contract losses of $11.8 million in 2013. As a result of falling prices in power markets, the Company incurred expenses as it ceased enrichment at the Paducah GDP and canceled remaining power purchases.

Special Charges Summary

A summary of special charges and changes in the related balance sheet accounts, follows (in millions):

	Predecessor						Successor
	Liability Balance to Be Paid, Dec. 31, 2012	2013		Liability Balance to Be Paid, Dec. 31, 2013	Nine Months Ending Sep. 30, 2014		Liability Balance to Be Paid, Sep. 30, 2014
		Special Charges	2013 Paid		Special Charges	Paid
Workforce reductions, primarily severance payments	$—	$25.2	$(4.0)	$21.2	$4.5	$(13.6)	$12.1
Less: Amounts billed to DOE	*	(1.2)	*	*	(2.4)	*	*
Pension and postretirement benefit charges, non-cash	*	22.2	*	*	—	*	*
Advisory costs	0.1	11.0	(9.9)	1.2	—	(1.2)	—
	$0.1	$57.2	$(13.9)	$22.4	$2.1	$(14.8)	$12.1

	Successor
	Liability Balance to Be Paid, Sep. 30, 2014	Three Months Ending Dec. 31, 2014		Liability Balance to Be Paid, Dec. 31, 2014
		Special Charges	Paid
Workforce reductions, primarily severance payments	$12.1	$3.7	$(13.4)	$2.4
Less: Amounts billed to DOE	*	(1.6)	*	*
	$12.1	$2.1	$(13.4)	$2.4

* - not applicable

Special Charges for Workforce Reductions

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013 of 1,081 employees, including 1,036 employees at the Paducah GDP and 45 employees at American Centrifuge and headquarters. DOE’s liability for its share of Paducah employee severance paid by the Company is pursuant to the USEC Privatization Act. Accounts receivable as of December 31, 2014 include $4.9 million due from DOE for its share.

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

Charges for Advisory Costs

Since late 2012, the Company had been engaged with advisors on the restructuring of its balance sheet. Special charges recorded for these advisors totaled $11.0 million in 2013.

The Company has incurred advisory costs related to the Bankruptcy Filing in 2014 and these charges are included in Reorganization Items, Net, as detailed in Note 5.

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

As described in Note 20, on May 1, 2014, the Company signed the ACTDO Agreement with UT-Battelle, the management and operating contractor for ORNL, for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by the Company under the Cooperative Agreement. Revenue and cost of sales for work that Centrus performs under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle are reported in the contract services segment.

American Centrifuge costs incurred by Centrus that are outside of the ACTDO Agreement are included in advanced technology costs. The Company incurred $12.3 million in the nine months ended September 30, 2014 and $4.7 million in the three months ended December 31, 2014, for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

8.  RECEIVABLES

	Successor	Predecessor
($ millions)	December 31, 2014	December 31, 2013

Utility customers and other	$36.3	$129.3
DOE cost share of Cooperative Agreement funding	—	20.1
Contract services, primarily DOE	22.6	13.6
Accounts receivable, net	$58.9	$163.0

Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $0.6 million as of December 31, 2014 and $4.0 million as of December 31, 2013.

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Unpaid invoices to DOE totaled approximately $75 million at December 31, 2014 and approximately $81 million at December 31, 2013 related to filed claims. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $19.9 million as of December 31, 2014 and $25.8 million as of December 31, 2013.

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

On August 30, 2013, the Company submitted an additional claim to DOE under the CDA for payment of $42.8 million, representing DOE's share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's decontamination and decommissioning ("D&D") contractor. On August 27, 2014, the DOE contracting officer denied the Company's claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. As noted in Note 20, Centrus has potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act ("ERISA") related to the Company's de-lease of the former Portsmouth GDP and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE's share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts invoiced by the Company to date.

Further, on February 5, 2015, the Company filed claims with DOE for payment under the CDA for approximately $1.6 million related to services performed in 2013. The Company believes that DOE improperly reduced its payment by applying a duplicative credit that had previously been applied to a 2011 invoice. The Company also filed a complaint in the U.S. Court of Federal Claims since the DOE action relates to the pending litigation and to preserve the Company’s rights.

Centrus has unapplied payments from DOE to be applied, at the direction of DOE, (a) as revenue is recognized in the Company’s contract services segment as services are provided or (b) to existing receivables balances due from DOE in the Company’s contract services segment. The payments balance of $19.6 million as of December 31, 2014 and $19.7 million as of December 31, 2013 is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

9. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus holds SWU as the SWU component of LEU. Centrus may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors.

Components of inventories follow (in millions):

	Successor			Predecessor
	December 31, 2014			December 31, 2013
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$330.6	$76.6	$254.0	$628.4	$200.0	$428.4
Uranium	131.4	82.3	49.1	335.4	299.7	35.7
Materials and supplies	0.2	—	0.2	3.8	—	3.8
	$462.2	$158.9	$303.3	$967.6	$499.7	$467.9

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $0.6 billion at December 31, 2014, and $1.3 billion at December 31, 2013, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 52% decline in quantities. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to Centrus.

10. PROPERTY, PLANT AND EQUIPMENT

	Successor	Predecessor
($ millions)	December 31, 2014	December 31, 2013

Property, plant and equipment, gross	$3.7	$305.1
Accumulated depreciation	(0.2)	(297.2)
Property, plant and equipment, net	$3.5	$7.9

The Company ceased uranium enrichment at the Paducah GDP at the end of May 2013 and all of the leased portions of the Paducah GDP were de-leased and returned to DOE in October 2014. In the nine months ended September 30, 2014, the Company retired property, plant and equipment having a gross value of $257.0 million and a book value of $0.2 million net of accumulated depreciation. In connection with the application of fresh start accounting, the gross property, plant and equipment value of $48.1 million as of September 30, 2014 was adjusted to the net carrying value of $3.7 million, and therefore accumulated depreciation and amortization of $44.4 million was eliminated as of September 30, 2014. Depreciation expense is $0.2 million for the three months ended December 31, 2014, $4.0 million for the nine months ended September 30, 2014 and $23.3 million for the year ended December 31, 2013.

In 2014, the Company arranged for several auctions and direct sales of assets and property related to the Paducah GDP and American Centrifuge project that were no longer needed. Other (Income) includes net gains on sales of assets and property as follows (in millions):

	Successor	Predecessor
	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014
Sales of assets and property	$1.8	$8.9
Less: asset retirements and related sales expenses	0.5	3.2
Net gains on sales of assets and property	$1.3	$5.7

Cash proceeds received	$2.1	$8.4

Additional sales of assets and property are anticipated.

11. INTANGIBLE ASSETS

As described in Note 4, Fresh Start Accounting, intangible assets represent the fair value adjustment to the assets and liabilities for the Company's LEU segment. The amortizable intangible assets relate to backlog and customer relationships. The excess of the reorganization value over the fair value of identified tangible and intangible assets is reported separately on the consolidated balance sheet.

The backlog intangible asset is amortized as backlog valued at emergence is reduced, principally as result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the consolidated statement of operations. Amortization of the intangible assets commenced in the fourth quarter of 2014.

	Successor
($ millions)	September 30, 2014	Accumulated Amortization	December 31, 2014

Amortizable intangible assets:
Backlog	$54.6	$(3.2)	$51.4
Customer relationships	68.9	(1.1)	67.8
Total	$123.5	$(4.3)	$119.2

Nonamortizable intangible assets:
Excess reorganizational value	$137.2		$137.2

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2015	$12.6
2016	12.4
2017	10.4
2018	9.7
2019	9.6
Thereafter	64.5
$119.2

12. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	Successor	Predecessor
($ millions)	December 31, 2014	December 31, 2013

Trade payables	$10.4	$8.7
Compensation and benefits	22.4	27.3
Severance	2.4	21.2
Lease turnover costs	—	30.4
Other accrued liabilities	15.3	26.9
	$50.5	$114.5

13. DEBT

8.0% PIK Toggle Notes Due 2019/2024

On the Effective Date and pursuant to the Plan of Reorganization, all of the Company’s Old Notes that were issued and outstanding immediately prior to the Effective Date were cancelled and the Company issued the New Notes pursuant to the Indenture. The New Notes were issued in an initial aggregate principal amount of $240.4 million. No cash was received related to the issuance. The principal amount may be increased by any payment of interest in the form of PIK payments, as elected by the Company.

The New Notes will mature on September 30, 2019. However, the maturity date shall be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology and delivery of a maturity date extension notice. The New Notes will pay interest at a rate of 8.0% per annum. Interest will accrue from the most recent date to which interest has been paid, or if no interest has been paid, from the initial issue date. Interest will be payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company has elected to pay 3.0% per annum of interest due on the New Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, total interest payable at December 31, 2014 is $4.8 million of which $3.0 million is included in accounts payable and accrued liabilities and $1.8 million is included in other long-term liabilities. For any interest payment date from October 1, 2015 through the maturity of the New Notes, the Company has the option to pay up to 5.5% per annum of interest due on the New Notes in the form of PIK payments.

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

The New Notes rank equally in right of payment with all existing and future unsubordinated indebtedness of the Company (other than the Issuer Senior Debt as defined below) and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The New Notes are subordinated in right of payment to certain indebtedness and obligations of the Company described in the Indenture (the "Issuer Senior Debt"), including (i) any indebtedness of the Company under a future credit facility, (ii) obligations of, and claims against, the Company under any equity investment (or any commitment to make an equity investment) with respect to the financing of the American Centrifuge project, (iii) obligations of, and claims against, the Company under any arrangement with DOE, export credit agencies or any other lenders or insurers with respect to the financing or government support of the American Centrifuge project and (iv) indebtedness of the Company to Enrichment Corp. under the Centrus Intercompany Note.

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

Deferred Financing Costs

Financing costs are deferred and amortized over the life of the instrument. A summary of deferred financing costs for the two years ended December 31, 2014 follows (in millions):

	Predecessor						Successor
	Dec. 31, 2012	Additions/ (Reclasses)	Reductions	Dec. 31, 2013	Additions	Reductions	Sep. 30, 2014
Other current assets:
Bank credit facilities	$3.0	$2.2	$(5.2)	$—	$—	$—	$—
Convertible notes	—	1.8	(0.2)	1.6	—	(1.6)	—
Other long-term assets:
Convertible notes	3.6	(1.8)	(1.8)	—	—	—	—
PIK toggle notes	—	—	—	—	0.7	—	0.7
Total	$6.6	$2.2	$(7.2)	$1.6	$0.7	$(1.6)	$0.7

	Successor
	Sep. 30, 2014	Additions	Reductions	Dec. 31, 2014
Other long-term assets:
PIK toggle notes	0.7	—	—	0.7
Total	$0.7	$—	$—	$0.7

The Company incurred offering expenses of $0.7 million related to the issuance of the New Notes. These costs are deferred and will be amortized on a straight-line basis, which approximates the effective interest method, over the life of the New Notes. Amortization in the three months ended December 31, 2014 was less than $0.1 million.

14. FAIR VALUE MEASUREMENTS

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value

	Fair Value Measurements (in millions)
	Successor				Predecessor
	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	—	$212.2	—	$212.2	—	$312.7	—	$312.7
Deferred compensation asset (b)	—	3.2	—	3.2	—	3.1	—	3.1

Liabilities:
Deferred compensation obligation (b)	—	3.0	—	3.0	—	3.0	—	3.0

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

There have been no transfers between Levels 1, 2 or 3 during the periods presented.

Other Financial Instruments

As of December 31, 2014 and 2013, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The balance sheet carrying amounts and estimated fair values of the Company's New Notes and former Old Notes follow (in millions):

	Successor		Predecessor
	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
8% PIK toggle notes	$240.4	$121.2	$—	$—
Convertible senior notes, excluding accrued interest	—	—	530.0	184.1

The estimated fair values of the 8% PIK toggle notes and the convertible senior notes was based on trading prices at the end of December of 2014 and 2013, respectively, and are classified as using Level 1 inputs in the fair value measurement.

Fresh Start Accounting

Upon the Company’s emergence from bankruptcy, Centrus applied the provisions of fresh start accounting to its financial statements, including the allocation of the reorganization value to its individual assets based on their estimated fair values. Details are provided in Note 4, Fresh Start Accounting.

15. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 5,800 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,000 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to the SERPs and the pension restoration plan, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008 and who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or the postretirement health and life benefit plan.

Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. Historically, the Company recognized these actuarial gains and losses as a component of stockholders’ equity and generally amortized them into operating results over the average future service period of the active employees of these plans or the average future lifetime of plan participants for inactive plans. Upon the adoption of fresh start accounting and as a result of ceasing enrichment activities and the various plan changes described below, the Successor Company adopted an accounting policy to immediately recognize actuarial gains and losses in the statement of operations beginning in the fourth quarter of 2014. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. As noted below, the impacts of plan amendments continue to be deferred as a component of stockholders’ equity and are recognized as net periodic benefit costs or credits in the statement of operations over time.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Successor	Predecessor		Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Changes in Benefit Obligations:
Obligations at beginning of period	$965.1	$907.4	$1,099.0	$240.4	$231.9	$248.8
Actuarial (gains) losses, net	18.7	96.0	(121.0)	4.3	8.3	(25.2)
Service costs	2.0	1.8	9.9	0.2	1.3	3.6
Interest costs	10.2	31.7	45.0	2.3	7.5	9.0
Benefits paid	(15.0)	(44.3)	(58.2)	(2.8)	(8.7)	(12.2)
Lump sum benefits paid	(17.9)	(24.7)	(47.2)	—	—	—
Less federal subsidy on benefits paid	—	—	—	0.1	0.1	0.5
Administrative expenses paid	(1.7)	N/A	N/A	N/A	N/A	N/A
Plan amendments	—	—	—	(6.8)	—	(27.8)
Curtailments	—	(2.8)	(20.1)	—	—	24.6
Special termination benefits	—	—	—	—	—	10.6
Obligations at end of period	961.4	965.1	907.4	237.7	240.4	231.9
Changes in Plan Assets:
Fair value of plan assets at beginning of period	781.5	784.0	774.8	28.7	36.9	41.6
Actual return on plan assets	25.5	46.2	92.7	0.7	0.5	6.9
Company contributions	—	20.3	21.9	(0.3)	—	0.6
Benefits paid	(15.0)	(44.3)	(58.2)	(2.8)	(8.7)	(12.2)
Lump sum benefits paid	(17.9)	(24.7)	(47.2)	—	—	—
Administrative expenses paid	(1.7)	N/A	N/A	N/A	N/A	N/A
Fair value of plan assets at end of period	772.4	781.5	784.0	26.3	28.7	36.9
(Unfunded) status at end of period	(189.0)	(183.6)	(123.4)	(211.4)	(211.7)	(195.0)

Amounts recognized in assets and liabilities:
Current liabilities	$(9.7)	$(9.5)	$(2.2)	—	—	—
Noncurrent liabilities	(179.3)	(174.1)	(121.2)	(211.4)	(211.7)	(195.0)
	$(189.0)	$(183.6)	$(123.4)	$(211.4)	$(211.7)	$(195.0)
Amounts recognized in accumulated other comprehensive income (loss), pre-tax:
Net actuarial loss	$—	$202.4	$115.3	$—	$22.0	$12.8
Prior service cost (credit)	—	—	0.2	(6.8)	(1.8)	(2.1)
	$—	$202.4	$115.5	$(6.8)	$20.2	$10.7

Assumptions used to determine benefit obligations at end of period:
Discount rate	4.1%	4.3%	4.9%	3.8%	4.0%	4.5%
Compensation increases	n/a	n/a	2.0%	2.0%	2.0%	2.0%

The net overfunded or underfunded status of the plans are recognized as either assets or liabilities in the balance sheet. The current liability reflects expected contributions for benefit payments for the SERPs and the pension restoration plan in the following year.

The discount rates above, rounded to the nearest 0.1%, are the estimated rates at which the benefit obligations could be effectively settled on the measurement date and are based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans.

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment. Historically, the Company developed the expected return assumption net of administrative expenses. The Successor Company modified its calculation methodology to develop the expected return assumption as gross of administrative expenses.

A curtailment occurs when an employer eliminates accrual of pension benefits for some or all future services of a significant number of employees covered by the pension plan. When a curtailment occurs, plan assets and benefit obligations are remeasured.

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. As noted below, the retirement benefit under the pension plans is fixed and no longer increases to reflect changes in compensation. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $961.4 million at December 31, 2014. At December 31, 2013, projected compensation increases for employees covered by a collective bargaining agreement and for certain executive benefits were included in the actuarial assumptions resulting in the projected benefit obligation of $907.4 million compared to the accumulated benefit obligation of $906.0 million. At December 31, 2014, none of Centrus' plans had fair value of plan assets in excess of accumulated benefit obligations.

Predecessor Plan Changes and Workforce Reductions

Effective August 5, 2013, accrued benefits for active employees that were not covered by a collective bargaining agreement at the Paducah GDP have been frozen under the defined benefit pension plans, including the non-qualified pension restoration plan. The retirement benefit is fixed and will no longer increase for these employees to reflect changes in compensation or company service. However, these employees will not lose any benefits earned through August 4, 2013 under the pension plans and continue to accrue service credits toward vesting and qualifying for early or unreduced retirement benefits under the plans. Unamortized prior service costs related to those pension plan participants were accelerated and a plan re-measurement was conducted at June 30, 2013. The result was a curtailment gain of $0.7 million recorded in the second quarter of 2013 to special charges. Obligations for plans affected by the benefit freeze decreased by $32.7 million in total.

As of December 31, 2013, the Company anticipated layoffs of the remaining Paducah workforce in 2014 resulting in accelerated retirement obligations in the GDP pension plan and GDP postretirement health and life benefit plan. Unamortized prior service costs related to affected plan participants were accelerated due to these terminations. Moreover, and in accordance with plan documents, certain affected plan participants were credited additional plan service credits towards qualifying for early or unreduced retirement based on their involuntary termination of employment. The net impact recorded in special charges at December 31, 2013 for the two plans was $22.9 million, and obligations for both plans increased in total by $47.9 million.

The defined benefit pension plans were amended during 2013 to allow a lump sum payment option to active employees who are not covered by a collective bargaining agreement at the Paducah GDP and who were terminated as a result of participation in a reduction in force from August 5, 2013 through December 31, 2014. The qualified defined benefit pension plans were further amended to allow a one-time voluntary election for a lump sum payment in December 2013 to certain former employees with deferred vested pension benefits. Any lump sum distributions in connection with these programs fully settled Centrus' long-term pension obligations related to those benefits. Lump sum benefits paid were $17.9 million in the three months ended December 31, 2014 and $24.7 million in the nine months ended September 30, 2014. Settlement accounting, which requires immediate recognition of a portion of amounts deferred in accumulated other comprehensive income, need not be followed if the sum of the settlements for the year is less than the service cost and interest cost components of the net periodic benefit cost for the plan year, determined on a plan by plan basis. Total lump sum payments fell below the minimum settlement accounting thresholds for the plans and therefore settlement accounting was not required.

Emergence from Chapter 11 Bankruptcy

In connection with Centrus' emergence from Chapter 11 bankruptcy, plan assets and benefit obligations were remeasured as of September 30, 2014. The net effect of the remeasurement was an increase of $85.4 million on the net pension liability (unfunded status) and an increase of $9.2 million in the postretirement health and life benefit plans liability. The increase in the pension and postretirement health and life benefit plans obligations are primarily a result of lower discount rates and revised mortality assumptions reflecting the Society of Actuaries’ RP-2014 and MP-2014 exposure draft mortality tables and mortality improvement scale. The final mortality tables are substantially the same as the exposure draft tables and were used for the December 31, 2014 measurement date.

Historically, the Company recognized the actuarial gains and losses as a component of stockholders’ equity on an annual basis and generally amortized them into operating results over the average future service period of the active employees of these plans (or the average future lifetime of plan participants for inactive plans), to the extent the unrecognized gain or loss is outside a corridor. As a result of fresh start accounting, the amount of Predecessor accumulated other comprehensive loss, net of tax of $121.7 million has been expensed as part of Reorganization Items, Net. The Successor Company has adopted an accounting policy to immediately recognize these gains and losses in the statement of operations in the period in which they arise.

Upon the Effective Date, the Company froze benefit accruals under the SERPs. The $2.2 million net credit to Reorganization Items, Net in the nine months ended September 30, 2014 reflects the curtailment related to the freeze of the benefits under these plans.

Successor Company Events

The Successor Company has recognized $11.6 million in the three months ended December 31, 2014 as net periodic benefit cost in the consolidated statement of operations, consisting of $11.1 million of cost of sales included in the LEU segment and $0.5 million included in selling, general and administrative expenses. Of this amount, $10.4 million reflects the immediate recognition of net actuarial losses based on the year-end remeasurement of assets and benefit obligations, and reflects lower discount rates since September 30, 2014, other changes in assumptions and a higher investment experience than assumed in the three-month period.

A post-65 Medicare Exchange was implemented by Centrus at December 31, 2014 for those previously covered by a collective bargaining agreement at the Paducah GDP facility. The transition to the post-65 Medicare Exchange was reflected as a plan amendment that reduced plan obligations by $6.8 million. This reduction in obligation is recognized in other comprehensive income as a prior service credit. The estimated prior service credit for the postretirement health and life benefit plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit cost during 2015 is $0.3 million.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income (Loss) (in millions)

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Successor	Predecessor		Successor	Predecessor
	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	Year Ended Dec. 31, 2013	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	Year Ended Dec. 31, 2013
Net Periodic Benefit Costs
Service costs	$2.0	$1.8	$9.9	$0.2	$1.3	$3.6
Interest costs	10.2	31.7	45.0	2.3	7.5	9.0
Expected return on plan assets (gains)	(13.1)	(38.5)	(51.1)	(0.4)	(1.5)	(2.3)
Amortization of prior service costs (credits), net		—	0.7	—	(0.3)	—
Amortization of actuarial (gains) losses, net	6.4	1.0	16.2	4.0		2.7
Curtailment loss (gain)	—	(2.2)	12.6	—	—	(1.0)
Special termination loss	—	—	—	—	—	10.6
Net periodic benefit costs	$5.5	$(6.2)	$33.3	$6.1	$7.0	$22.6

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net valuation (gain) loss	$6.4	$85.4	$(182.7)	$4.0	$9.2	$(5.1)
Net prior service cost (credit)	—	—	—	(6.8)	—	(27.8)
Amortization of actuarial gains (losses), net	(6.4)	1.5	(28.0)	(4.0)	—	(27.3)
Amortization of prior service (costs) credits	—	(0.2)	(1.5)	—	0.3	25.6
Total (gain) loss recognized in other comprehensive income (loss), pre-tax	$—	$86.7	$(212.2)	$(6.8)	$9.5	$(34.6)
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$5.5	$80.5	$(178.9)	$(0.7)	$16.5	$12.0

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Successor	Predecessor		Successor	Predecessor
	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	Year Ended Dec. 31, 2013	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	Year Ended Dec. 31, 2013
Assumptions used to determine net periodic benefit costs:
Discount rate	4.1%	4.3%	4.9%	4.0%	4.0%	4.5%
Expected return on plan assets	7.0%	6.8%	6.8%	5.8%	6.8%	6.8%
Compensation increases	n/a	n/a	4.0%	2.0%	2.0%	4.0%

Net periodic benefit costs include service and interest costs of providing pension benefits that are accrued over the years employees render service. Prior service costs or credits are amortized over the employees’ average remaining years of service from age 40 until the date of full benefit eligibility or the average expected future lifetime of all plan participants, as applicable. Participants in the postretirement health and life benefit plan are generally eligible for benefits at retirement after age 50 with 10 years of continuous credited service at the time of retirement.

Net periodic benefit costs are allocated to cost of sales for the LEU segment and to selling, general and administrative expense. Prior to cessation of enrichment at the Paducah GDP, net periodic benefit costs were allocated to SWU inventory costs rather than as a direct charge to cost of sales.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	Successor	Predecessor
	December 31, 2014	September 30, 2014	December 31, 2013
Healthcare cost trend rate for the following year	8%	7.5%	7.5%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2021	2019	2019

A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs of the Successor Company, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$5.9	$(5.5)
Net periodic benefit costs (service and interest cost components only)	$0.1	$(0.1)

Benefit Plan Assets

Independent advisors manage investment assets of Centrus' defined benefit pension plans and postretirement health and life benefit plans. Centrus has the fiduciary responsibility for reviewing performance of the various investment advisors. The investment policy of the plans is to maximize portfolio returns within reasonable and prudent levels of risk in order to meet projected liabilities and maintain sufficient cash to make timely payments of all participant benefits. Risk is reduced by diversifying plan assets in a broad mix of asset classes and by following a strategic asset allocation approach. Asset classes and target weights are adjusted periodically to optimize the long-term portfolio risk/return tradeoff, to provide liquidity for benefit payments, and to align portfolio risk with the underlying obligations. The investment policy of the plans prohibits the use of leverage, direct investments in tangible assets, or any investment prohibited by applicable laws or regulations.

The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	December 31,
	2014	2013	2015 Target
Defined Benefit Pension Plans:
Equity securities	48%	54%	40	-	60%
Debt securities	52	46	40	-	60
	100%	100%
Postretirement Health and Life Benefit Plans:
Equity securities	65%	69%	55	-	75%
Debt securities	35	31	25	-	45
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2014 and December 31, 2013 categorized by the fair value hierarchy levels described in Note 14, Fair Value Measurements, (in millions):

	Defined Benefit Pension Plans
	Level 1		Level 2		Level 3		Total
	2014	2013	2014	2013	2014	2013	2014	2013
U.S. government securities	$—	$—	$81.5	$74.2	$—	$—	$81.5	$74.2
Collective trust - money market funds	—	—	10.6	19.4	—	—	10.6	19.4
Collective trust - bond funds	—	—	51.8	48.1	—	—	51.8	48.1
Collective trust - equity funds	—	—	366.7	423.1	—	—	366.7	423.1
Corporate debt	—	—	249.6	208.5	—	—	249.6	208.5
Municipal bonds	—	—	8.1	7.0	—	—	8.1	7.0
Fair value of investments by hierarchy level	$—	$—	$768.3	$780.3	$—	$—	$768.3	$780.3
Accrued interest receivable							4.0	4.0
Unsettled transactions							0.1	(0.3)
Plan assets							$772.4	$784.0

	Postretirement Health and Life Benefit Plans
	Level 1		Level 2		Level 3		Total
	2014	2013	2014	2013	2014	2013	2014	2013
Money market funds	$—	$—	$0.8	$0.9	$—	$—	$0.8	$0.9
Bond mutual funds	8.5	10.4	—	—	—	—	8.5	10.4
Equity mutual funds	17.0	25.6	—	—	—	—	17.0	25.6
Fair value of investments by hierarchy level	$25.5	$36.0	$0.8	$0.9	$—	$—	$26.3	$36.9

Level 1 assets consist of bond and equity mutual funds that have a publicly available NAV.

Level 2 assets include investments in U.S. government agency securities, corporate and municipal debt and mortgage and asset backed securities that are valued based on estimated prices using observable, market-based inputs. Bond and equity funds in collective trusts are valued based on the NAVs provided by administrators of the funds. A collective trust fund is an investment vehicle with a NAV quoted in a private market. The NAV for each fund is based on the underlying assets owned by the fund, less any expenses accrued against the fund, divided by the number of fund shares outstanding. Investments in these funds are classified within Level 2 of the valuation hierarchy because the NAV’s unit price is not quoted in an active market; however, the unit price is based on underlying investments which are traded in an active market. Investments in money market funds are classified within Level 2 of the valuation hierarchy because the publicly reported NAV of one dollar does not necessarily reflect the fair value of the underlying securities.

Level 3 assets include investments in corporate debt securities that are valued based on estimated prices that include unobservable inputs such as extrapolated data, indicative quotes and proprietary models of third-party pricing sources. The defined benefit pension plans held Level 3 assets during 2013 as summarized in the table below (in millions):

Year Ended December 31, 2013
Beginning balance	$0.6
Transfer out to Level 2	(0.6)
Transfer in from Level 2	—
New purchases	—
Ending balance	$—

Benefit Plan Cash Flows

Centrus expects to contribute $9.7 million to the non-qualified defined benefit pension plans in 2015. The Company does not expect there to be a required contribution for the qualified defined benefit pension plans in 2015 and therefore does not expect to contribute in 2015. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”) and the Company does not expect to contribute in 2015.

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans
2015	$92.9	$18.6
2016	58.6	22.1
2017	56.9	23.9
2018	56.0	23.0
2019	53.4	21.7
2020 to 2024	253.6	84.0

Other Plans

Centrus sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants, and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $0.9 million in the three months ended December 31, 2014, $4.1 million in the nine months ended September 30, 2014 and $6.3 million in 2013.

16. STOCK-BASED COMPENSATION

On the Effective Date of the emergence from Chapter 11 bankruptcy, the Company adopted the 2014 Equity Incentive Plan which authorizes the issuance of up to 1,000,000 shares of Class A Common Stock to the Company’s employees, officers, directors and other individuals providing services to the Company or its affiliates pursuant to options, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock based awards, as well as cash based awards. On November 21, 2014, Centrus issued stock options to officers and restricted stock units to non-employee, independent directors in accordance with the term of the 2014 Equity Incentive Plan.

A summary of stock-based compensation costs related to the 2014 Equity Incentive Plan and expired plans follows (in millions):

	Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.1	$0.6	$1.9
Stock options, performance awards and other	0.1	—	0.1
Expense included primarily in selling, general and administrative expense	$0.2	$0.6	$2.0

Total recognized tax benefit	$—	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

As of December 31, 2014, there was $0.3 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $0.1 million relates to restricted stock units and $0.2 million relates to stock options. That cost is expected to be recognized over a weighted-average period of two years.

Of the 1.0 million shares of common stock authorized for issuance under the 2014 equity incentive plan, there were approximately 884,164 shares available for future awards under the plans at December 31, 2014 (excluding outstanding awards which terminate or are cancelled without being exercised), all of which are available for grants of stock options, restricted stock or restricted stock units, performance awards and other stock-based awards if authorized by the Compensation, Nominating and Governance Committee of the Board of Directors.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, which is either immediate recognition if the employee is eligible to retire, or on a straight-line basis until the earlier of either the date of retirement eligibility or the end of the vesting period.

Restricted Stock Units and Restricted Stock

The fair value of restricted stock and restricted stock units is determined based on the closing price of Centrus’ Class A Common Stock on the grant date. Compensation cost for restricted stock and restricted stock units is amortized to expense on a straight-line basis over the vesting period.

There were no restricted stock issuances in the three-month ended December 31, 2014 and nine-month ended September 30, 2014. Sale of shares of restricted stock is restricted prior to the date of vesting. Unvested shares of restricted stock outstanding immediately prior to the Effective Date were cancelled pursuant to the Plan of Reorganization.

A summary of restricted shares activity in 2014 follows (shares in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Restricted Shares at December 31, 2013 (predecessor)	63	$23.53
Granted	—	—
Vested	(33)	23.53
Forfeited/Surrendered	(30)	23.53
Restricted Shares at September 30, 2014 (predecessor)	—	$—

Non-employee, independent directors are granted restricted stock units as part of their compensation for serving on the Board of Directors which may only be settled in Centrus Class A Common Stock. The restricted stock units vest over one year, however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. Settlement of restricted stock units granted to non-employee, independent directors is made in shares of Centrus Class A Common Stock only upon the director’s retirement or other end of service.

There were 23,336 shares of restricted stock units issued on November 21, 2014 which will vest on April 30, 2015. All restricted stock units settleable for Old Common Stock were either surrendered or cancelled prior to or on the Effective Date of the Plan of Reorganization.

Stock Options

The intrinsic value of an option, if any, represents the excess of the fair value of the common stock over the exercise price. The fair value of stock option awards is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including Centrus’ estimates of stock price volatility, employee stock option exercise behaviors, future dividend payments, and risk-free interest rates.

The expected term of options granted is the estimated period of time from the beginning of the vesting period to the date of expected exercise or other settlement, based on historical exercises and post-vesting terminations. Centrus has estimated the expected term using the simplified method described in SEC Staff Accounting Bulletin No. 107/110, Share-Based Payment, due to the lack of historical exercise and post-vesting termination information available for the Successor Company. Future stock price volatility is estimated based on historical volatility for the recent period equal to the expected term of the options. Centrus has estimated volatility based on the Predecessor’s Company’s highest reported historical volatility. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and therefore an expected dividend yield of zero is used in the option valuation model. Historical data are used to estimate pre-vesting option forfeitures at the time of grant. Estimates for option forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. Compensation expense is recognized for stock option awards that are expected to vest.

Assumptions used to value option grants in the three months ended December 31, 2014 follow. There were no option grants in the nine months ended September 30, 2014, or in 2013.

Successor
Three Months Ended December 31, 2014

Risk-free interest rate	1.89%
Expected volatility	75%
Expected option life (years)	6
Weighted-average grant date fair value	$3.72
Options granted	92,500

Stock options vest or become exercisable in equal annual installments over a three year period and expire 10 years from the date of grant. A summary of stock option activity in 2014 follows:

	Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)

Outstanding at December 31, 2013 (predecessor)	1	$289.15
Granted	—	—
Exercised	—	—
Forfeited or expired	(1)	289.15
Outstanding at September 30, 2014 (predecessor)	—	—	—	—
Exercisable at September 30, 2014 (predecessor)	—	—	—	—

Outstanding at September 30, 2014 (successor)	—	—
Granted	93	$5.62
Exercised	—	—
Forfeited or expired	—	—
Outstanding at December 31, 2014 (successor)	93	$5.62	—	—
Exercisable at December 31, 2014 (successor)	—	—	—	—

Stock options outstanding and options exercisable at December 31, 2014, follow:

Stock Exercise Price	Options Outstanding (thousands)	Weighted Average Remaining Contractual Life in Years	Options Exercisable (thousands)

$5.62	93	9.9	-

17. INCOME TAXES

Provision (Benefit)

The provision (benefit) for income taxes from continuing operations is as follows (in millions):

	Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Current:
Federal	$—	$—	$—
State and local	—	(1.0)	(1.8)
Foreign	—	—	—
	—	(1.0)	(1.8)
Deferred:
Federal	(2.4)	—	(83.0)
State and local	—	—	(1.7)
Foreign	—	—	—
	(2.4)	—	(84.7)
	$(2.4)	$(1.0)	$(86.5)

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	Successor	Predecessor
	December 31, 2014	December 31, 2013
Deferred tax assets:
Plant lease turnover and other exit costs	$0.9	$17.4
Employee benefits costs	148.5	119.7
Inventory	6.6	10.1
Property, plant and equipment	450.2	508.8
Waste disposition	1.3	2.9
Net operating loss and credit carryforwards	76.7	89.2
Accrued expenses	5.4	4.7
Other	14.6	12.3
	$704.2	$765.1
Valuation allowance	(659.6)	(763.5)
Deferred tax assets, net of valuation allowance	$44.6	$1.6

Deferred tax liabilities:
Intangible assets	42.0	—
Prepaid expenses	2.6	1.6
Deferred tax liabilities	$44.6	$1.6
	$—	$—

The valuation allowance reduces the net deferred tax assets to their net realizable value. There is a full valuation allowance against net deferred taxes due to annual losses since 2011 and substantial uncertainty to generate future taxable income that would lead to realization of the net deferred tax assets. The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. During 2014, the valuation allowance decreased by $103.9 million, primarily as a result of attribute reduction, including net operating losses, related to emergence from Chapter 11 bankruptcy and the associated fresh start accounting.

Deferred taxes are reported on the balance sheet as current or noncurrent based on the balance sheet classification of the related assets and liabilities to which the deferred taxes are attributable. Therefore, the deferred taxes related to the intangibles assets are classified as noncurrent deferred tax liabilities because the intangibles are classified as noncurrent on the balance sheet, whereas the deferred taxes related to the deferred revenue are classified as a deferred tax current liability because deferred revenue is classified as a current liability. Because there is a full valuation allowance against net deferred taxes, it is anticipated that there will be no net impact to the tax provision as these deferred tax liabilities reverse over time either through amortization or recognition of the deferred revenue for tax purposes. After allocation of the valuation allowance between current and noncurrent deferred tax assets and netting deferred tax assets and liabilities, the company has a net current deferred tax liability of $26.0 million and a net noncurrent deferred tax asset of $26.0 million as of December 31, 2014.

Centrus has federal net operating losses of $217.1 million that currently expire through 2034. The federal net operating losses as well as other tax attributes consisting primarily of tax basis in property of approximately $18.1 million have been reduced as a result of Centrus’ cancellation of debt income of approximately $340 million as prescribed by Internal Revenue Code Section 108. The amount of tax carryforwards and tax basis in property that would otherwise be available to offset income starting in 2015 are subject to adjustment based upon the finalization of attribute reduction after the filing of Centrus’ 2014 federal income tax return in September 2015. Centrus also has state net operating losses of $17.3 million that currently expire in 2034. The deferred tax assets for state net operating losses and state unrealized built-in loss deductions have been reduced as a result of Centrus’ ownership change and cancellation of debt income.

Centrus experienced an ownership change as defined under Internal Revenue Code Section 382 (i.e., a more than 50% change in stock ownership change on the Effective Date of September 30, 2014). Because the ownership change occurred on the Effective Date, Centrus is subject to the rules either under Internal Revenue Code Section 382(l)(5) or 382(l)(6) as explained below.

Under Internal Revenue Code Section 382(l)(6), the use of any federal and state net operating loss carryforwards and tax credits generated prior to the ownership change (that are not reduced by attribute reduction as mentioned above) are subject to an annual limitation of approximately $2.9 million for federal purposes and a pre-apportioned $2.9 million for state purposes. Centrus has an unrealized built-in loss as of the Effective Date that limits certain depreciation and loss deductions recognized during the five-year period following the Effective Date that would also be subject to the annual limitation.

Internal Revenue Code Section 382(l)(5) provides that no annual limitation would apply for certain corporations that emerge from bankruptcy that qualify as of the emergence Effective Date and do not experience a second ownership change during the two-year period immediately following the Effective Date. As of December 31, 2014, Centrus believes the requirements under Internal Revenue Code Section 382(l)(5) have been met and has prepared its financial statements assuming there will be no annual limitation. If another ownership change occurs during the two-year period immediately following the Effective Date, the annual limitation will be zero starting at the date of the second ownership change. Therefore, a second ownership change would result in no federal and state net operating loss carryforwards and no built-in loss deductions recognized during the five-year period following the ownership change. If a taxpayer emerging from bankruptcy qualifies under Internal Revenue Code Section 382(l)(5), Internal Revenue Code Section 382(l)(5)(G) provides that such a taxpayer can elect out of the provisions of Internal Revenue Code Section 382(l)(5) by filing such election with the taxpayer’s tax return for the year of the ownership change. Centrus would need to file the election with the calendar year 2014 federal income tax return that is due no later than September 15, 2015. However, at this time, Centrus does not intend to file this election. If an election is made, the provisions of Internal Revenue Code Section 382(l)(6) would apply. Centrus will continue to monitor its ownership shifts as well as its tax position relative to Internal Revenue Code Section 382(l)(5).

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	1	—	2
Basis allocated to exempt income	17	—	—
Excess reorganization value	—	(14)	—
Other nondeductible expenses	(4)	—	(1)
Preferred stock issuance costs and dividends paid-in-kind	—	—	(2)
Valuation allowance against deferred tax assets	(39)	(23)	3
Restructuring costs	—	2	(1)
State rate changes and tax attributes	(5)	—	(4)
	5%	—%	32%

The effective tax rate for the three months ended December 31, 2014 includes an adjustment to the valuation allowance against net deferred tax assets of $17.3 million or 39%, the effective tax rate for the nine months ended September 30, 2014 includes an adjustment to the valuation allowance of $77.4 million or 23% and the 2013 effective tax rate includes an adjustment to the valuation allowance of $9.1 million or 3%. The effective tax rate for the three months ended December 31, 2014 also includes a benefit for additional tax basis of $22.2 million or 17% written off related to retirements at the Paducah plant for depreciation previously allocated to exempt income under the extraterritorial income exclusion.

The 2013 effective tax rate includes the impact of quarterly dividends on the Old Preferred Stock that were issued or accrued in additional shares of preferred stock (paid-in-kind). The preferred stock investment is considered equity for income tax purposes. The paid-in-kind dividends are permanent differences that are not deductible for tax purposes and are included in the effective tax rate calculation.

Intraperiod Tax Allocation

Intraperiod tax allocation rules require that all items, including other comprehensive income and discontinued operations, be considered for purposes of determining the amount of tax benefit that results from a loss in continuing operations. As a result, an income tax benefit of $2.4 million was recorded in continuing operations for the three months ended December 31, 2014, with an offsetting income tax expense of $2.4 million recorded in other comprehensive income. An income tax benefit of $86.5 million was recorded in continuing operations for the year ended December 31, 2013, with offsets of income tax expense of $75.0 million recorded in other comprehensive income and $11.0 million recorded in discontinued operations.

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in other long-term liabilities, was $1.3 million at December 31, 2014 and $2.3 million at December 31, 2013. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the tax provision (state tax, net of federal benefit) decreased $0.7 million during the nine months ended September 30, 2014 and $0.4 million during 2013. The liability for unrecognized tax benefits in the table below relates to state tax unrecognized tax benefits. Centrus believes that the liability for unrecognized tax benefits will be reduced by $0.3 million in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Balance at beginning of the period	$1.3	$2.3	$3.0
Reductions to tax positions of prior years	—	(1.0)	(0.7)
Balance at end of the period	$1.3	$1.3	$2.3

Centrus and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS started an examination of Centrus’ 2008 through 2011 federal income tax returns during 2012 that was completed in the second quarter of 2014 with no adjustment to the reported tax. As of December 31, 2014, the federal statute of limitations is closed with respect to all tax years through 2010.  As of December 31, 2014, the Kentucky statute of limitations for calendar tax years 2010 forward had not yet expired.

Centrus recognizes accrued interest related to uncertain tax positions as a component of interest expense. Reversals of previously accrued income tax related interest is typically offset to interest expense, but if the amount is significant, it is reclassified to interest income in the consolidated statement of operations. Centrus recognizes the increase or decrease of accrued penalties for income taxes as a component of selling, general and administrative expense in the consolidated statement of operations.

The impact of accrued interest and penalties in the consolidated statement of operations was an increase to expenses of less than $0.1 million for the three months ended December 31, 2014 and a reduction to expenses of $0.3 million for the nine months ended September 30, 2014, and $0.2 million in 2013.  Accrued interest and penalties, included as a component of accounts payable and accrued liabilities, totaled $0.3 million as of December 31, 2014 and $0.6 million as of December 31, 2013.

18. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock. In calculating diluted net income per share, the numerator is increased by interest expense on convertible notes and convertible preferred stock dividends, net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive securities, assuming full conversion, consisting of stock compensation awards, convertible notes, convertible preferred stock and warrants. No dilutive effect is recognized in a period in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

Net income (loss) per share information reported for the three months ended December 31, 2014 and nine months ended September 30, 2014 is not comparative to the share information reported for 2013 as a result of the emergence from Chapter 11 bankruptcy and the application of fresh start accounting.

All outstanding shares of Old Common Stock were cancelled as of the Effective Date. As there is no consolidated statements of operations for the Successor Company for the nine month period ended September 30, 2014, basic and diluted net income (loss) per share computations for the nine-month period are based on the weighted-average number of shares of Old Common Stock (as adjusted for dilutive effects of potential common shares) outstanding during the period prior to the cancellation of the Old Common Stock on September 30, 2014. Additionally, on the Effective Date, all shares of the Old Preferred Stock and all of the Old Notes that were issued and outstanding immediately prior to the Effective Date were cancelled.

On the Effective Date, the Company adopted the 2014 Equity Incentive Plan which authorizes the issuance of up to 1,000,000 shares of Class A Common Stock to the Company’s employees, officers, directors and other individuals providing services to the Company or its affiliates pursuant to options, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock based awards, as well as cash based awards. On November 21, 2014, Centrus issued stock options to officers and restricted stock units to the Board of Directors in accordance with the terms of the 2014 Equity Incentive Plan.

On July 1, 2013, the Predecessor Company effectuated a reverse stock split of 1-for-25 shares in order to regain compliance with the New York Stock Exchange ("NYSE") continued listing criteria related to minimum share price. Net income (loss) per share was adjusted for all predecessor periods presented to reflect the change in the number of shares.

	Successor	Predecessor
(In millions, except per share amounts)	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2013

Numerators:
Income (loss) from continuing operations	$(42.3)	$340.1	$(183.6)
Income from discontinued operations	—	—	24.7
Net income (loss)	$(42.3)	$340.1	$(158.9)
Interest expense on convertible notes (a)	—	9.0	—
Net income (loss) if converted - diluted	$(42.3)	$349.1	$(158.9)

Denominator:
Weighted average common shares	9.0	5.0	5.0
Less: Weighted average unvested restricted stock	—	0.1	0.1
Denominator for basic calculation	9.0	4.9	4.9

Weighted average effect of dilutive securities:
Stock compensation awards (d)	—	—	—
Convertible notes	—	1.8	1.8
Convertible preferred stock:
Equivalent common shares (b)	—	27.2	10.3
Less: share issuance limitation (c)	—	26.3	9.4
Net allowable common shares	—	0.9	0.9
Subtotal	—	2.7	2.7
Less: shares excluded in a period of a net loss or antidilution	—	—	2.7
Weighted average effect of dilutive securities	—	2.7	—
Denominator for diluted calculation	9.0	7.6	4.9

Basic income (loss) per share:
Income (loss) from continuing operations	$(4.70)	$69.41	$(37.47)
Income from discontinued operations	$—	$—	$5.04
Net income (loss)	$(4.70)	$69.41	$(32.43)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(4.70)	$45.93	$(37.47)
Income from discontinued operations	$—	$—	$5.04
Net income (loss)	$(4.70)	$45.93	$(32.43)

(a)	Interest expense on Old Notes and Old Preferred Stock dividends, net of tax, was $20.3 million in 2013. The tax rate is the statutory rate.

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

(d)
Less than 0.1 million shares of common stock equivalents related to the 2014 Equity Incentive Plan were excluded from the calculation due to the anti-dilutive effect on periods in which a net loss has occurred.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income (loss) per share:

	Successor	Predecessor
	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
Options excluded from diluted net income per share	—	200		1,000
Warrants excluded from diluted net income per share	N/A	250,000		250,000
Exercise price of excluded options	$—	$283.25	to	$177.50	to
		$357.00		$357.00
Exercise price of excluded warrants	N/A	$187.50		$187.50

In January 2013, the Compensation Committee of the Board of Directors approved the surrender and cancellation of unexercised stock options held by employees. The remaining options outstanding prior to the Effective Date were held by non-employee directors. Prior to the Effective Date, B&W and Toshiba held warrants to purchase up to 250,000 shares of Old Common Stock. Such options and warrants were cancelled pursuant to the Plan of Reorganization on the Effective Date.

19. STOCKHOLDERS' EQUITY

On September 30, 2014 and pursuant to the Plan of Reorganization, all interests in the Old Common Stock or other rights and the Old Preferred Stock, and any options or other rights exercisable therefor, as applicable, were cancelled, extinguished and deemed of no further force and effect. Further, the Warrants to purchase shares of Old Common Stock or Old Preferred Stock issued to Toshiba and B&W were cancelled. The Company provided written notice to the NYSE that, pursuant to the Plan of Reorganization, all outstanding shares of Old Common Stock were cancelled. Accordingly, the Company requested that the NYSE suspend trading of and delist the Old Common Stock.

The Company's certificate of incorporation was amended and restated to authorize 20,000,000 shares of New Preferred Stock, 70,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock.

On September 30, 2014 and pursuant to the Plan of Reorganization, the Company issued 9,000,000 shares of New Common Stock, which included the issuance of 7,563,600 shares of Class A Common Stock and 1,436,400 shares of Class B Common Stock. The issuance of the Class A Common Stock and Class B Common Stock under the Plan of Reorganization was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act provided by Section 1145 of the Bankruptcy Code. The Class B Common Stock was issued to B&W and Toshiba and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock issued to former holders of the Old Notes, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements.

Additionally, the Company reserved 1,000,000 shares of Class A Common Stock under a new management incentive plan. Refer to Note 16, Stock-Based Compensation.

The Class A Common Stock began trading on the NYSE on September 30, 2014. As announced on March 11, 2015, at the request of the Company, the NYSE transferred the listing of Centrus common stock that trades under the symbol "LEU" to the NYSE’s MKT trading platform. The NYSE MKT’s continued listing standards are more aligned with the Company's new capital structure, trading volume and share price since emerging from bankruptcy. On March 16, 2015, LEU began trading on the NYSE MKT.

20. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreement

The Company signed an agreement with the Russian government entity Joint Stock Company "TENEX" ("TENEX") in 2011 for the 10-year supply of Russian LEU. Under the terms of the agreement, the supply of LEU to the Company began in 2013. Beginning in 2015, TENEX and Centrus may mutually agree to increase the purchases and sales of SWU by certain optional quantities of SWU. The LEU that Centrus obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU. Deliveries under the supply agreement are expected to continue through 2022.  Centrus purchases the SWU component of the LEU and delivers natural uranium to TENEX for the LEU’s uranium component. The pricing terms for SWU under the contract are based on a mix of market-related price points and other factors.

American Centrifuge

Project Funding

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU that are now at their lowest levels in more than a decade. Under current market conditions, Centrus does not believe that its previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current nuclear fuel market conditions, market conditions are expected to improve and Centrus continues to take steps to maintain its options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of the Company's LEU business.

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

In light of the strategic value of the American Centrifuge technology, DOE instructed UT-Battelle, the management and operating contractor for ORNL, to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with the Company. On May 1, 2014, the Company signed the ACTDO Agreement with UT-Battelle for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives.

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

In July 2014 and again in January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. The two extensions have increased the total price to approximately $117 million for the period from May 1, 2014 to September 30, 2015. A bipartisan consensus in Congress and the Administration recognized the importance of maintaining the American Centrifuge technology for national and energy security purposes and funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President.

The ACTDO Agreement is incrementally funded and provides for payments on a monthly basis at a rate of approximately $6.7 million per month through September 30, 2014 and approximately $6.9 million per month thereafter.

Milestones under the 2002 DOE-USEC Agreement

The Company and DOE are parties to an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the Company and DOE made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. Pursuant to the Plan of Reorganization and with the consent of DOE, Centrus assumed the 2002 DOE-USEC Agreement subject to the parties reserving all rights under the agreement. The agreement provides that Centrus will develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

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

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs which would affect Centrus' ability to meet an American Centrifuge project milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. Centrus has notified DOE that it has not met the June 2014 milestone “Commitment to proceed with commercial operation” within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the June 2002 Agreement continued to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Decontamination and Decommissioning

Centrus leases facilities in Piketon, Ohio from DOE for the ACP. At the conclusion of the lease, Centrus is obligated to return these leased facilities to DOE in a condition that meets U.S. Nuclear Regulatory Commission ("NRC") requirements and in the same condition as the facilities were in when they were leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the ACP, unless otherwise consented to by DOE, by the conclusion of the lease term. The liability for ACP D&D, included in other long-term liabilities, was $22.6 million as of December 31, 2014 and December 31, 2013 based on cost projections.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of December 31, 2014 and December 31, 2013, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which is fully cash collateralized by Centrus.

If construction of the ACP is resumed, the liability for ACP D&D and financial assurance requirements will increase commensurate with facility construction and operations.

Waste Disposition

The Company's prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. Wastes from our prior operations at the Paducah GDP have been shipped to off-site treatment and disposal facilities. Liabilities accrued for the treatment and disposal of wastes generated by the Company's operations at the Paducah GDP, included in accounts payable and accrued liabilities, amounted to $1.0 million at December 31, 2014 and $1.8 million at December 31, 2013.

The Company ceased uranium enrichment at the Portsmouth GDP in 2001. During subsequent years, the Company maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, the Company completed the transition of Portsmouth site facilities to DOE. As part of the transition, at the Company’s request, the NRC terminated the Company’s certificate of compliance for the Portsmouth site. In connection with the return of facilities, DOE agreed to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. The Company agreed to pay DOE its cost of disposing of such wastes. The accrued disposal obligation, included in accounts payable and accrued liabilities, is $2.6 million at December 31, 2014 and $5.5 million at December 31, 2013.

The USEC Privatization Act and our lease with DOE provide that DOE remains responsible for the decontamination and decommissioning of the Paducah and Portsmouth sites.

Potential ERISA Section 4062(e) Liability

The Company has been in discussion with the PBGC and its advisors regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e). On September 30, 2011, Enrichment Corp. completed the de-lease to DOE of the Portsmouth GDP and transition of employees performing government services work to DOE’s D&D contractor. Enrichment Corp. notified the PBGC of this occurrence at that time.

Further, at the end of May 2013, Enrichment Corp. ceased enrichment at the Paducah GDP and on October 21, 2014, completed the de-lease and return of the facility to DOE. In connection with the de-lease and return of the Paducah GDP to DOE, most of the remaining employees at the Paducah GDP were terminated.

After receiving the Company’s notification of the transition of employees at the Portsmouth GDP in 2011, the PBGC staff at that time informally advised Enrichment Corp. of its preliminary view that the Portsmouth GDP transition was a cessation of operations that triggered liability under ERISA Section 4062(e) and that its preliminary estimate was that the ERISA Section 4062(e) liability (computed taking into account the plan’s underfunding on a “termination basis,” which amount differs from that computed for GAAP purposes) for the Portsmouth GDP transition was approximately $130 million. At that time, Enrichment Corp. informed the PBGC that it did not agree with the PBGC staff’s view that ERISA Section 4062(e) liability was triggered in 2011, and also disputed the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. At the end of May 2013, the PBGC staff also informally advised Enrichment Corp. that the Paducah de-lease would be a cessation of operations under section 4062(e) when more than 20% of the Enrichment Corp.’s employees who are participants in a PBGC-covered pension plan were separated. The 20% reduction to the active plan participant threshold was reached at Paducah in April 2014.

Subsequently, on December 16, 2014, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The CFCAA changes the criteria for triggering liability under section 4062(e); provides certain exemptions from the applicability of section 4062(e) to certain events; permits companies to satisfy the liability by making payments into the pension over seven years, but cease once the pension reaches a 90% funding level as calculated under the method provided in the CFCAA; subject to an exception not applicable here, prohibits the PBGC from taking any enforcement, administrative or other action under section 4062(e) that is inconsistent with the amendments made by the CFCAA based on events that occurred before the date of enactment (December 16, 2014); and permits companies to elect to satisfy any liability under section 4062(e) as provided in the CFCAA for an event that had occurred prior to date of enactment as if such cessation had occurred on such date of enactment. While the PBGC has not issued any guidance or rules regarding the implementation of the changes to section 4062(e), we believe that in the event the PBGC were to determine that a cessation of operations had occurred under section 4062(e) as a result of the Portsmouth GDP transition or the Paducah GDP transition (events that occurred before enactment of the CFCAA), the Company could elect to satisfy any section 4062(e) liability under the provisions of the CFCAA. As of January 1, 2014, (the first plan year for which payments would otherwise be required) the Enrichment Corp. pension plan was over 90% funded under the method used in the CFCAA. Consequently the Company believes that any such liability would be fully satisfied under the method provided in the CFCAA.

The PBGC, however, has other authorities under ERISA that it may consider to address the Portsmouth and Paducah GDP transitions or otherwise in connection with the Company’s qualified defined benefit pension plans. These authorities include, but are not limited to, initiating involuntary termination of underfunded plans and seeking liens or additional funding. The Company would seek to defend against the assertion by the PBGC of any such authorities based on the facts and circumstances at the time. The involuntary termination by the PBGC of any of the qualified pension plans of Centrus or Enrichment Corp. would result in the termination of the limited, conditional guaranty by Enrichment Corp. of the New Notes (other than with respect to the unconditional interest claim).

The Company has been engaged in discussions with the PBGC since the Portsmouth GDP transition. In 2014, prior to enactment of the CFCAA, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC.  The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding of the qualified pension plans in the ordinary course and expects to do so, but there is no assurance that the PBGC will agree with that approach.

Legal Matters

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, Centrus does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

Lease Commitments

Operating costs incurred under the operating leases with DOE for the Paducah, Piketon, and Oak Ridge facilities, and leases for office space and equipment amounted to $7.0 million in 2014 and $7.1 million in 2013. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2015	$4.7
2016	3.6
2017	1.9
2018	1.9
2019	1.9
Thereafter	43.9
$57.9

On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased and returned to DOE. Pursuant to a June 2014 agreement with DOE, the lease will terminate with respect to the Paducah GDP on August 1, 2015.

Centrus has a lease with DOE for centrifuge testing facilities in Oak Ridge through January 2016. Centrus leases facilities in Piketon for the American Centrifuge Plant from DOE. The current five-year lease term is through June 2019. Centrus has the option to extend the lease term for additional five-year terms ending in 2043. Thereafter, Centrus has the right to extend the American Centrifuge Plant lease for up to an additional 20 years, through 2063, if it agrees to demolish the existing buildings leased to Centrus after the lease term expires and subject to certain other conditions. Centrus may terminate the American Centrifuge Plant lease upon three years’ notice. DOE may terminate the lease for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

Centrus has office space and equipment leases for its corporate headquarters in Bethesda, Maryland through November 2016.

DOE Technology License

The Company has a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of the Company’s annual revenues from sales of the SWU component of LEU produced by the Company at the American Centrifuge Plant and any other facility using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. The license may be terminated by DOE in the event DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

21.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) relates to activity in the accounting for pension and postretirement health and life benefit plans as detailed in Note 15, Pension and Postretirement Health and Life Benefits.

As of December 31, 2014, the Successor Company recognized $4.4 million of other comprehensive gain, net of tax, related to a postretirement health and life benefit plan amendment.

22. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue (Japan in 2014), follows (in millions):

	Successor	Predecessor		Predecessor
	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	2014 Combined	2013
United States	$109.1	$280.3	$389.4	$1,024.4
Foreign:
Japan	14.4	74.8	89.2	105.6
Other	0.1	35.4	35.5	177.5
	14.5	110.2	124.7	283.1
Total revenue	$123.6	$390.5	$514.1	$1,307.5

In 2014, our 10 largest customers represented 95% of total revenue and our three largest customers represented 62% of total revenue. Revenue from the Tennessee Valley Authority, Entergy Corporation and the U.S. government represented approximately 31%, 18% and 13%, respectively, of total revenue in 2014. Revenue from Energy Northwest represented approximately 20% of total revenue in 2013. No other customer represented more than 10% of total revenue in 2014 or 2013.

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes revenue and cost of sales for work that Centrus performs under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant and formerly at the Paducah GDP. The contract services segment formerly included nuclear energy services and technologies provided by NAC International Inc. Refer to Note 23, Discontinued Operations, regarding the sale of NAC in March 2013 and results of operations for NAC. Gross profit is Centrus' measure for segment reporting. There were no intersegment sales in the periods presented.

	Successor	Predecessor		Predecessor
	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	2014 Combined	2013
Revenue
LEU segment:
Separative work units	$101.0	$347.5	$448.5	$1,222.9
Uranium	0.8	—	0.8	71.2
	101.8	347.5	449.3	1,294.1
Contract services segment	21.8	43.0	64.8	13.4
Revenue	$123.6	$390.5	$514.1	$1,307.5

Segment Gross Profit (Loss)
LEU segment	$(17.8)	$(21.9)	$(39.7)	$(94.7)
Contract services segment	(0.7)	(0.9)	(1.6)	(0.2)
Gross profit (loss)	$(18.5)	$(22.8)	$(41.3)	$(94.9)

	Successor	Predecessor
(in millions)	December 31, 2014	December 31, 2013

Assets
LEU segment	$1,141.2	$1,646.0
Contract services segment	42.5	59.5
	$1,183.7	$1,705.5

Centrus' long-term or long-lived assets include property, plant and equipment and other assets reported on the balance sheet at December 31, 2014, all of which were located in the United States.

23. DISCONTINUED OPERATIONS

On January 23, 2013, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Hitz Holdings U.S.A. Inc. (“Hitz”), a subsidiary of Hitachi Zosen Corporation. Pursuant to the Stock Purchase Agreement, on March 15, 2013, Hitz acquired all of the outstanding shares of the Company’s wholly owned subsidiary NAC International, Inc. (“NAC”).  NAC was acquired by the Company in 2004 and provides transportation and storage systems for spent nuclear fuel and provides nuclear and energy consulting services. The Company recorded a gain on the sale of $35.6 million in the first quarter of 2013, representing the final sale proceeds of $43.2 million less the net carrying amount of NAC assets and liabilities of $5.5 million (including goodwill of $6.8 million) and transaction costs of $2.1 million.

The following financial information related to NAC is segregated from continuing operations and reported as discontinued operations (in millions). Results for 2013 reported in discontinued operations are through the date of divestiture of March 15, 2013.

Predecessor
Year Ended December 31, 2013
Revenue	$13.7
Cost of sales	11.8
Gross profit	1.9
Advanced technology costs	—
Selling, general and administrative	1.8
Operating income	0.1
Gain on sale of subsidiary	35.6
Income before income taxes	35.7
Provision for income taxes	11.0
Net income from discontinued operations	$24.7

24. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Predecessor			Successor
2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenue	$148.6	$121.2	$120.7	$123.6
Cost of sales	169.5	117.7	126.1	142.1
Gross profit (loss)	(20.9)	3.5	(5.4)	(18.5)
Advanced technology costs	33.3	18.0	5.3	4.7
Selling, general and administrative	11.7	10.1	10.4	10.2
Amortization of intangible assets (Note 11)	—	—	—	4.3
Special charges for workforce reductions and advisory costs	(0.5)	2.5	0.1	2.1
Other (income) (a)	(26.2)	(8.4)	(4.8)	(1.3)
Operating (loss)	(39.2)	(18.7)	(16.4)	(38.5)
Interest expense	4.6	4.7	4.7	4.9
Interest (income)	(0.4)	—	(0.1)	(0.2)
Reorganization items, net (Note 5)	8.4	4.7	(440.0)	1.5
Provision (benefit) for income taxes	(1.0)	(0.1)	0.1	(2.4)
Net income (loss)	$(50.8)	$(28.0)	$418.9	$(42.3)

Net income (loss) per share - basic	$(10.37)	$(5.71)	$85.49	$(4.70)
Net income (loss) per share - diluted	$(10.37)	$(5.71)	$55.51	$(4.70)

	Predecessor
2013	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenue	$320.4	$284.8	$303.8	$398.5
Cost of sales	307.1	331.7	333.8	429.8
Gross profit (loss)	13.3	(46.9)	(30.0)	(31.3)
Advanced technology costs	59.3	46.2	44.5	36.1
Selling, general and administrative	12.9	11.9	11.2	10.8
Special charges for workforce reductions and advisory costs	2.4	3.7	3.5	47.6
Other (income) (a)	(47.6)	(40.7)	(35.9)	(30.1)
Operating (loss)	(13.7)	(68.0)	(53.3)	(95.7)
Interest expense	13.3	9.3	9.5	8.0
Interest (income)	(0.3)	(0.1)	—	(0.3)
Provision (benefit) for income taxes	(3.0)	(36.3)	(18.5)	(28.7)
(Loss) from continuing operations	$(23.7)	$(40.9)	(44.3)	(74.7)
Income from discontinued operations	21.7	—	—	3.0
Net (loss)	$(2.0)	$(40.9)	$(44.3)	$(71.7)

(Loss) from continuing operations per share - basic and diluted	$(4.84)	$(8.35)	$(9.04)	$(15.24)
Net (loss) per share - basic and diluted	$(0.41)	$(8.35)	$(9.04)	$(14.63)

(a)
Other (income) through April 2014 included pro-rata cost sharing support from DOE for partial funding of American Centrifuge activities. See American Centrifuge - Project Funding in Note 20, Commitments and Contingencies.

The calculation of net income (loss) per share on a dilutive basis is provided in Note 18, Net Income (Loss) Per Share. No dilutive effect is recognized in periods in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

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

4.3
Note Subordination Agreement by and among United States Enrichment Corporation and Delaware Trust Company, as Trustee, dated as of September 30, 2014 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).

10.1
Lease Agreement between the United States Department of Energy (“DOE”) and United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 29, 1998).

10.2
Supplemental Agreement No. 1 to the Lease Agreement between DOE and United States Enrichment Corporation, dated as of December 7, 2006 (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 27, 2007). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.3
Contract between United States Enrichment Corporation, Executive Agent of the United States of America, and AO Techsnabexport, Executive Agent of the Ministry of Atomic Energy, Executive Agent of the Russian Federation, dated January 14, 1994, as amended (“Russian Contract”) (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 29, 1998).

10.4
Amendment No. 011, dated June 1998, to Russian Contract (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 24, 2006).

10.5
Amendment No. 012, dated March 4, 1999, to Russian Contract (incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999, filed with the SEC on September 10, 1999).

10.6
Amendment No. 013, dated November 11, 1999, to Russian Contract (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 24, 2006).

10.7
Amendment No. 014, dated October 27, 2000, to Russian Contract (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 24, 2006).

10.8
Amendment No. 015, dated January 18, 2001, to Russian Contract (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 24, 2006).

10.9
Amendment No. 017, dated December 5, 2007, to Russian Contract (incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 26, 2008). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.10
Amendment No. 018, dated January 13, 2009, to Russian Contract) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.11
Amendment No. 019 dated February 13, 2009 to the Russian Contract (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 7, 2009). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.12
Amendment No. 020, dated June 5, 2012, to the Russian Contract (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, filed with the SEC on December 11, 2012). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.13
Memorandum of Agreement entered into as of April 18, 1997, between the United States, acting by and through the United States Department of State and DOE, and United States Enrichment Corporation for United States Enrichment Corporation to serve as the United States Government’s Executive Agent under the Agreement between the United States and the Russian Federation concerning the disposal of highly enriched uranium extracted from nuclear weapons (incorporated by reference to Exhibit 10.25 of the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 21, 1998).

10.14
Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 29, 1998).

10.15
Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (“TVA Power Contract”) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 4, 2010).

10.16
Supplement No. 1 dated March 2, 2006 to TVA Power Contract (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012).

10.17
Supplement No. 2 dated March 2, 2006 to TVA Power Contract (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012).

10.18
Amendatory Agreement (Supplement No. 3) dated April 3, 2006 to TVA Power Contract (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012).

10.19
Amendatory Agreement (Supplement No. 4) dated June 1, 2007 to Power Contract between Tennessee Valley Authority and United States Enrichment Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 2, 2007). ( (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.20
Supplement No. 5 dated June 2, 2008 to TVA Power Contract (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, filed with the SEC on August 6, 2008). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.21
Amendatory Agreement (Supplement No. 6) dated October 1, 2009 to TVA Power Contract (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 3, 2009).

10.22
Supplement No. 7 dated January 14, 2011 to TVA Power Contract (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 4, 2011). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.23
Amendatory Agreement (Supplement No. 8) dated March 21, 2012, to the Power Contract (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 2, 2012).

10.24
Amendatory Agreement (Supplement No. 9) dated May 15, 2012 to the Power Contract (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, filed with the SEC on December 11, 2012). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.25
Confirmation Letter dated May 15, 2012 between United States Enrichment Corporation and the Tennessee Valley Authority (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, filed with the SEC on December 11, 2012). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.26
Amendatory Agreement (Supplement No. 10) dated May 20, 2013, to the Power Contract between Tennessee Valley Authority and United States Enrichment Corporation, dated July 11, 2000 (the “TVA Power Contract”) (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 6, 2013). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.27
Supplement No. 11 dated May 30, 2013 to the TVA Power Contract (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 6, 2013).

10.28
Agreement, dated June 17, 2002, between DOE and USEC Inc. (“2002 DOE-USEC Agreement”) (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2002).

10.29
Modification 1 to 2002 DOE-USEC Agreement, dated August 20, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 24, 2006).

10.30	Modification No. 2 dated January 12, 2009, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2009).

10.31	Modification No. 3 dated January 28, 2010, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2010).

10.32	Modification No. 4 dated February 11, 2011, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2011).

10.33
Modification No. 5 dated June 12, 2012, to the Agreement dated June 17, 2002, between DOE and USEC Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012).

10.34
License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 27, 2007).

10.35
Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and Joint Stock Company “Techsnabexport” (“TENEX”) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 4, 2011). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.36
Amendment No. 001 dated April 22, 2013 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 6, 2013). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.37
Amendment No. 002 dated July 29, 2013 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 5, 2013). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.38
Amendment No. 003 dated July 23, 2014 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 14, 2014). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.39
Amendment No. 004 dated September 10, 2014 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 14, 2014). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.40
Cooperative Agreement dated June 12, 2012 between DOE and USEC Inc. and American Centrifuge Demonstration, LLC (“ACD”) concerning the American Centrifuge Cascade Demonstration Test Program (“Cooperative Agreement”) (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2012, filed with the SEC on December 11, 2012. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.41
Amendment No. 001 dated November 30, 2012 to the Cooperative Agreement(incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the fiscal year ended on December 31, 2012, filed with the SEC on March 18, 2013. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.42
Amendment No.002 dated February 21, 2013 to the Cooperative Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 7, 2013.

10.43
Amendment No.003 dated March 15, 2013 to the Cooperative Agreement(incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 7, 2013. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.44
Amendment No. 004 dated March 29, 2013 to the Cooperative Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 6, 2013.

10.45
Amendment No. 005 dated June 13, 2013 to the Cooperative Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed with the SEC on August 6, 2013. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.46
Amendment No. 006 dated July 24, 2013 to the Cooperative Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 5, 2013. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.47
Amendment No. 007 dated September 23, 2013 to the Cooperative Agreement(incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on November 5, 2013. (Certain information has been omitted and filed separately pursuant to a request for confidential treatment under Rule 24b-2).

10.48
Amendment No. 008 dated October 11, 2013 to the Cooperative Agreement (incorporated by reference to Exhibit 10.63 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.49
Amendment No. 009 dated October 25, 2013 to the Cooperative Agreement (incorporated by reference to Exhibit 10.64 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.50
Amendment No. 010 dated November 20, 2013 to the Cooperative Agreement (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.51
Amendment No. 011 dated January 15, 2014 to the Cooperative Agreement (incorporated by reference to Exhibit 10.66 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.52
Amendment No. 012 dated January 24, 2014 to the Cooperative Agreement (incorporated by reference to Exhibit 10.67 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.53
Amendment No. 013 dated January 27, 2014 to the Cooperative Agreement (incorporated by reference to Exhibit 10.68 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.54
Amendment No. 014 dated January 28, 2014 to the Cooperative Agreement (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.55
Amendment No. 015 dated February 12, 2014 to the Cooperative Agreement (incorporated by reference to Exhibit 10.70 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.56
Amendment No. 016 dated March 19, 2014 to the Cooperative Agreement (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2014. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.57
Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the SEC on May 15, 2014).

10.58
Modification 1 dated May 30, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on May 15, 2014).

10.59
Modification 2 dated June 20, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on May 15, 2014).

10.60
Modification 3 dated June 27, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on May 15, 2014).

10.61
Modification 4 dated July 11, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 14, 2014).

10.62
Modification 5 dated July 31, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 14, 2014).

10.63
Modification 6 dated August 1, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 14, 2014).

10.64
Modification 7 dated August 18, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 14, 2014).

10.65
Modification 8 dated September 26, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 14, 2014).

10.66
Modification 9 dated October 14, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.67
Modification 10 dated October 17, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.68
Modification 11 dated November 24, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.69
Modification 12 dated December 18, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.70
Modification 13 dated December 22, 2014 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.71
Change-Of-Name Agreement between Centrus Energy Corp. and UT-Battelle, dated September 30, 2014 with regard to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed with the SEC on November 14, 2014).

10.72
Framework Agreement on PGDP Turnover, dated June 17, 2014 between the U.S. Department of Energy and the United States Enrichment Corporation (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the SEC on May 15, 2014).

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

10.77	Director and Officer Indemnification Agreement. (a)

10.78	Form of Change in Control Agreement with executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2013). (b)

10.79	Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.80	Form of Employee Non-qualified Stock Option Award Agreement under the Centrus Energy Corp. 2014 Equity Incentive Plan. (a) (b)

10.81	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the Centrus Energy Corp. 2014 Equity Incentive Plan. (a) (b)

10.82	Centrus Energy Corp. 2014 Post-Restructuring Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.83
Amended and Restated Centrus Energy Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.84
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.85
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 5, 2008). (b)

10.86
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2013). (b)

10.87
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010 (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011). (b)

10.88
USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.89
First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010). (b)

10.90
USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007 incorporated by reference to Exhibit 10.67 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.91
First Amendment, dated June 28, 2010, to the USEC Inc. Executive Deferred Compensation Plan, dated November 1, 2007 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August 5, 2010). (b)

21	Subsidiaries of Centrus Energy Corp. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

99.1
Letter from U.S. Department of State, dated August 23, 2002, in compliance with Rule 0-6 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 99.4 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed with the SEC on September 20, 2002).

101	Consolidated financial statements from the annual report on Form 10-K for the fiscal year ended December 31, 2014, filed in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.