Form 10-Q
period 2015-03-31
CENTRUS ENERGY CORP
filed 2015-05-07
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☒    No ☐

As of April 30, 2015, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to our recent emergence from Chapter 11 bankruptcy, our new capital structure and the adoption of fresh start accounting; risks related to our significant long-term liabilities including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks related to the limited trading markets in our securities and risks relating to our ability to maintain the listing of our common stock on the NYSE MKT LLC; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); risks related to the ongoing transition of our business, including the impact of our ceasing enrichment at and the de-lease and return to the U.S. Department of Energy (“DOE”) of the Paducah gaseous diffusion plant and uncertainty regarding our ability to commercially deploy the American Centrifuge project; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX” (“TENEX”); uncertainty regarding funding for the American Centrifuge project and the potential for a demobilization or termination of the American Centrifuge project if additional government funding is not provided following completion of the current agreement with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”) for continued research, development and demonstration of the American Centrifuge technology (the “ACTDO Agreement”); risks related to our ability to perform the work required under the ACTDO Agreement at a cost that does not exceed the firm fixed funding provided thereunder; uncertainty regarding the timing and structure of the U.S. government program for maintaining a domestic enrichment capability to meet national security requirements and our role in such a program; the impact of actions we have taken (including as a result of the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior agreement signed with DOE in June 2012 (the “Cooperative Agreement”)) or might take in the future to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees and impacts to cost, schedule and the ability to remobilize for commercial deployment of the American Centrifuge Plant; the impact of nuclear fuel market conditions and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty regarding our ability to achieve targeted performance over the life of the American Centrifuge Plant which could affect the overall economics of the American Centrifuge Plant; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and/or other financing, including intercompany funding from wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”), for the American Centrifuge project or additional government support for the project and the timing and terms thereof; the decline in our backlog and risks relating to the remaining backlog including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, the delay and uncertainty in deployment of the American Centrifuge technology and/or as a result of changes that may be required to such contracts due to our cessation of enrichment at Paducah; the dependency of government funding or other government support for the American Centrifuge project on Congressional appropriations or on actions by DOE or Congress; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of our role as a subcontractor to UT-Battelle or as a result of the need to raise additional capital to finance the project in the future; the potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC agreement, or to require modifications to such agreement that are materially adverse to Centrus Energy Corp.’s interests; changes in U.S. government priorities and the availability of government funding or support, including loan guarantees; risks related to our ability to manage our liquidity without a credit facility; risks related to our ability to sell the LEU we procure under our purchase obligations under the Russian Supply Agreement including quotas that limit our ability to import Russian LEU we purchase under the Russian Supply Agreement into the United States, trade barriers and contract terms that limit our ability to deliver this LEU to customers in other countries, and risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of TENEX to perform under the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; risks associated with our reliance on third-party suppliers to provide essential services to us; the decrease or elimination of duties charged on imports of foreign-produced LEU; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by Enrichment Corp. under the Contracts Dispute Act; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$225.0	$218.8
Accounts receivable, net	20.0	58.9
Inventories	419.2	462.2
Deferred costs associated with deferred revenue	72.9	82.9
Other current assets	18.5	19.6
Total current assets	755.6	842.4
Property, plant and equipment, net	3.4	3.5
Deferred taxes	20.3	26.0
Deposits for surety bonds	31.1	34.8
Intangible assets	115.2	119.2
Excess reorganization value	137.2	137.2
Other long-term assets	22.2	20.6
Total Assets	$1,085.0	$1,183.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$43.2	$50.5
Payables under SWU purchase agreements	—	140.1
Deferred taxes	20.3	26.0
Inventories owed to customers and suppliers	240.0	158.9
Deferred revenue	89.0	100.9
Total current liabilities	392.5	476.4
Long-term debt	244.0	240.4
Postretirement health and life benefit obligations	212.8	211.4
Pension benefit liabilities	177.3	179.3
Other long-term liabilities	52.2	54.6
Total Liabilities	1,078.8	1,162.1
Commitments and Contingencies (Note 13)
Stockholders’ Equity	6.2	21.6
Total Liabilities and Stockholders’ Equity	$1,085.0	$1,183.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue:
Separative work units	$103.6	$145.6
Uranium	43.2	—
Contract services	21.0	3.0
Total Revenue	167.8	148.6
Cost of Sales:
Separative work units and uranium	139.6	165.3
Contract services	21.3	4.2
Total Cost of Sales	160.9	169.5
Gross profit (loss)	6.9	(20.9)
Advanced technology costs	1.8	33.3
Selling, general and administrative	12.3	11.7
Amortization of intangible assets	4.0	—
Special charges (credit) for workforce reductions	0.6	(0.5)
Other (income)	(0.8)	(26.2)
Operating (loss)	(11.0)	(39.2)
Interest expense	4.9	4.6
Interest (income)	(0.2)	(0.4)
Reorganization items, net	—	8.4
(Loss) before income taxes	(15.7)	(51.8)
Provision (benefit) for income taxes	(0.3)	(1.0)
Net (loss)	$(15.4)	$(50.8)

Net (loss) per share - basic and diluted	$(1.71)	$(10.37)
Weighted-average number of shares outstanding - basic and diluted	9.0	4.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net (loss)	$(15.4)	$(50.8)
Other comprehensive income (loss), before tax (Note 14):
Amortization of actuarial (gains) losses, net	—	0.3
Amortization of prior service costs (credits)	(0.1)	(0.1)
Other comprehensive income (loss), before tax	(0.1)	0.2
Income tax expense related to items of other comprehensive income	—	(0.1)
Other comprehensive income (loss), net of tax	(0.1)	0.1
Comprehensive (loss)	$(15.5)	$(50.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash Flows from Operating Activities
Net (loss)	$(15.4)	$(50.8)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4.2	2.8
Interest on paid-in-kind toggle notes	1.8	—
Gain on sales of assets	(0.8)	—
Non-cash reorganization items	—	1.6
Changes in operating assets and liabilities:
Accounts receivable – decrease	37.2	125.0
Inventories, net – decrease	124.1	53.6
Payables under SWU purchase agreements – (decrease)	(140.1)	(340.7)
Deferred revenue, net of deferred costs – (decrease)	(1.9)	(5.7)
Accounts payable and other liabilities – (decrease)	(8.6)	(16.3)
Other, net	1.8	0.8
Net Cash Provided by (Used in) Operating Activities	2.3	(229.7)

Cash Flows Provided by Investing Activities
Deposits for surety bonds - net decrease	3.7	0.6
Proceeds from sales of assets	0.2	—
Net Cash Provided by Investing Activities	3.9	0.6

Cash Flows Provided by Financing Activities
Net Cash Provided by Financing Activities	—	—

Net Increase (Decrease)	6.2	(229.1)
Cash and Cash Equivalents at Beginning of Period	218.8	314.2
Cash and Cash Equivalents at End of Period	$225.0	$85.1

Supplemental cash flow information:
Interest paid	$6.0	$—

Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$1.8	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013 (Predecessor)	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)
Net (loss)	—	—	(50.8)	—	—	(50.8)
Other comprehensive income, net of tax (Note 14)	—	—	—	—	0.1	0.1
Restricted and other common stock issued, net of amortization	—	0.4	—	—	—	0.4
Balance at March 31, 2014 (Predecessor)	$0.5	$1,216.8	$(1,571.5)	$(34.3)	$(120.0)	$(508.5)

Balance at December 31, 2014 (Successor)	$0.9	$58.6	$(42.3)	$—	$4.4	$21.6
Net (loss)	—	—	(15.4)	—	—	(15.4)
Other comprehensive (loss), net of tax (Note 14)	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	0.1	—	—	—	0.1
Balance at March 31, 2015 (Successor)	$0.9	$58.7	$(57.7)	$—	$4.3	$6.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of and for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. All material intercompany transactions are eliminated.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2014.

On March 5, 2014, USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Filing was “pre-arranged” and included the filing of a proposed Plan of Reorganization (the “Plan of Reorganization”) supported by certain holders of the claims and interests impaired under the Plan of Reorganization. On August 18, 2014, the Company announced that the Plan of Reorganization was accepted by more than 99% in both value and number of votes cast of holders of its convertible notes and that both holders of the Company’s preferred equity voted in favor of the Plan of Reorganization. On September 5, 2014, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On September 30, 2014 (the “Effective Date”), the Company satisfied the conditions of the Plan of Reorganization and the Plan of Reorganization became effective. On the Effective Date, USEC Inc.’s name was changed to Centrus Energy Corp.

In accordance with Accounting Standards Codification Topic 852, Reorganizations, Centrus adopted fresh start accounting upon emergence from Chapter 11 bankruptcy resulting in Centrus becoming a new entity for financial reporting purposes. References to “Successor” or “Successor Company” relate to the financial position of the reorganized Centrus as of and subsequent to September 30, 2014 and results of operations subsequent to September 30, 2014. References to “Predecessor” or “Predecessor Company” relate to the Company prior to September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements on or after September 30, 2014 are not comparable to consolidated financial statements prior to that date.

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization Items, Net, in the accompanying condensed consolidated statement of operations.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new guidance for revenue recognition. The core principle of the new standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The new standard will supersede current guidance in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The new standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. In April 2015, the FASB tentatively decided to defer the effective date of the new revenue recognition standard by one year. If the deferral is finalized, the new standard will become effective for Centrus beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The new guidance requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The new guidance requires retrospective application and is effective for Centrus beginning with the first quarter of 2016. Early adoption is permitted. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

2. TRANSITION CHARGES

Non-Production Expenses

The Company ceased uranium enrichment at the Paducah gaseous diffusion plant (the “Paducah GDP”) at the end of May 2013 and subsequently completed transferring its inventory to off-site licensed locations to meet future customer orders. On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased and returned to the U.S. Department of Energy (“DOE”). Pursuant to a June 2014 agreement with DOE, the lease will terminate with respect to the Paducah GDP on August 1, 2015. The termination of the lease with respect to the Paducah GDP does not affect the Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge program. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah GDP site.

As the Company accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP, the Company has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $4.7 million in the three months ended March 31, 2015 and $34.9 million in the corresponding period in 2014 as follows:

-
Operating expenses of $4.4 million in the three months ended March 31, 2015 and $27.0 million in the three months ended March 31, 2014. Charges in the first quarter of 2015 include off-site inventory management and logistics costs. Charges in the first quarter of 2014 include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other Paducah site management activities related to the transitioning of facilities and infrastructure to DOE;

-
Inventory charges of $0.3 million in the three months ended March 31, 2015 and $6.6 million in the three months ended March 31, 2014, including the cost of inventories deployed for cascade drawdown, assay blending and repackaging, and residual uranium in cylinders transferred to DOE. The Company determined that it was uneconomic to recover resulting residual quantities for resale; and

-	Paducah GDP asset depreciation charges of $1.3 million in the three months ended March 31, 2014. Paducah GDP asset depreciation was completed as of June 30, 2014.

Special Charges for Workforce Reductions

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013 at the Paducah GDP, American Centrifuge and headquarters. DOE’s liability for its share of Paducah employee severance paid by the Company is pursuant to the USEC Privatization Act. A summary of special charges and changes in the related balance sheet accounts in the first quarter of 2015 follows (in millions):

	Liability Balance to Be Paid, Dec. 31, 2014	Three Months Ended Mar. 31, 2015		Liability Balance to Be Paid, Mar. 31, 2015
		Special Charges	Paid
Workforce reductions, primarily severance payments	$2.4	$0.9	$(2.7)	$0.6
Less: Amounts billed to DOE	*	(0.3)	*	*
	$2.4	$0.6	$(2.7)	$0.6

* - not applicable

3. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

From June 2012 through April 2014, the Company performed work under the June 2012 cooperative agreement with DOE (the “Cooperative Agreement”) for the American Centrifuge technology with cost-share funding from DOE. The Cooperative Agreement provided for 80% DOE and 20% Company cost sharing for work performed up to a total government cost share of $280 million. Advanced technology costs in the three months ended March 31, 2014 included costs for work performed under the Cooperative Agreement. DOE’s cost share under the Cooperative Agreement was recognized as other income. The Cooperative Agreement expired in accordance with its terms on April 30, 2014.

On May 1, 2014, the Company signed an agreement for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives (the “American Centrifuge Technology Demonstration and Operations Agreement”, or “ACTDO Agreement”) with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”). The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by the Company under the Cooperative Agreement. Revenue and cost of sales for work that Centrus performs under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle are reported in the contract services segment.

American Centrifuge costs incurred by Centrus that are outside of the ACTDO Agreement are included in advanced technology costs. The Company incurred $1.8 million in the three months ended March 31, 2015 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

4. RECEIVABLES

	March 31, 2015	December 31, 2014
	(millions)
Utility customers and other	$3.1	$36.3
Contract services, primarily DOE	16.9	22.6
Accounts receivable, net	$20.0	$58.9

Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $0.7 million as of March 31, 2015 and $0.6 million as of December 31, 2014.

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. The Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). Unpaid invoices to DOE related to filed claims totaled approximately $77 million as of March 31, 2015 and approximately $75 million as of December 31, 2014. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $21.6 million as of March 31, 2015 and $19.9 million as of December 31, 2014.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company or (b) to reduce outstanding receivables balances due from DOE. The payments balance of $19.6 million as of March 31, 2015 and December 31, 2014 is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of low enriched uranium (“LEU”). Centrus holds separative work units (“SWU”) as the SWU component of LEU. Centrus may also hold title to the uranium and SWU components of LEU at fabricators to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories follow (in millions):

	March 31, 2015			December 31, 2014
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$292.4	$110.9	$181.5	$330.6	$76.6	$254.0
Uranium	126.6	129.1	(2.5)	131.4	82.3	49.1
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$419.2	$240.0	$179.2	$462.2	$158.9	$303.3

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $0.6 billion as of March 31, 2015 and December 31, 2014 to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to Centrus.

6. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2015	December 31, 2014
	(millions)
Property, plant and equipment, gross	$3.7	$3.7
Accumulated depreciation	(0.3)	(0.2)
Property, plant and equipment, net	$3.4	$3.5

7. INTANGIBLE ASSETS

Intangible assets represent the fair value adjustment to the assets and liabilities for the Company’s LEU segment resulting from the Company’s reorganization and application of fresh start accounting as of September 30, 2014. The amortizable intangible assets relate to backlog and customer relationships. The excess of the reorganization value over the fair value of identified tangible and intangible assets is reported separately on the condensed consolidated balance sheet.

The backlog intangible asset is amortized as backlog valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the condensed consolidated statement of operations.

	March 31, 2015	December 31, 2014
	(millions)
Amortizable intangible assets:
Backlog	$54.6	$54.6
Customer relationships	68.9	68.9
Amortizable intangible assets, gross	$123.5	$123.5
Accumulated amortization	(8.3)	(4.3)
Amortizable intangible assets, net	$115.2	$119.2

Nonamortizable intangible assets:
Excess reorganizational value	$137.2	$137.2

8. DEBT

On the Effective Date and pursuant to the Plan of Reorganization, all of the Company’s convertible senior notes that were issued and outstanding immediately prior to the Effective Date were cancelled and the Company issued 8.0% paid-in-kind toggle notes (the “PIK Toggle Notes”) pursuant to the Indenture. The PIK Toggle Notes were issued in an initial aggregate principal amount of $240.4 million. No cash was received related to the issuance. The principal amount may be increased by any payment of interest in the form of PIK payments, as elected by the Company.

The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company has elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, interest for the semi-annual period ended March 31, 2015 was paid as $3.6 million in PIK payments and $6.0 million in cash, and the principal balance increased accordingly to $244.0 million as of March 31, 2015. For any interest payment date from October 1, 2015 through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments.

The PIK Toggle Notes will mature on September 30, 2019. However, the maturity date shall be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology and delivery of a maturity date extension notice.

The PIK Toggle Notes rank equally in right of payment with all existing and future unsubordinated indebtedness of the Company (other than the Issuer Senior Debt as defined below) and are senior in right of payment to all existing and future subordinated indebtedness of the Company. The PIK Toggle Notes are subordinated in right of payment to certain indebtedness and obligations of the Company described in the Indenture (the “Issuer Senior Debt”), including (i) any indebtedness of the Company under a future credit facility, (ii) obligations of, and claims against, the Company under any equity investment (or any commitment to make an equity investment) with respect to the financing of the American Centrifuge project, (iii) obligations of, and claims against, the Company under any arrangement with DOE, export credit agencies or any other lenders or insurers with respect to the financing or government support of the American Centrifuge project and (iv) indebtedness of the Company to Enrichment Corp. under the Centrus Intercompany Note.

The Company incurred offering expenses of $0.7 million related to the issuance of the PIK Toggle Notes. These costs are deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the PIK Toggle Notes. The deferred financing cost balance, included in other long-term assets, was $0.6 million at March 31, 2015.

9. FAIR VALUE MEASUREMENTS

Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, consideration is given to the principal or most advantageous market and assumptions that market participants would use when pricing the asset or liability. The accounting guidance establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value:

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value (in Millions)

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents (a)	—	$213.6	—	$213.6	—	$212.2	—	$212.2
Deferred compensation asset (b)	—	2.9	—	2.9	—	3.2	—	3.2

Liabilities:
Deferred compensation obligation (b)	—	2.6	—	2.6	—	3.0	—	3.0

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

Other Financial Instruments

As of March 31, 2015 and December 31, 2014, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The estimated fair value of the PIK Toggle Notes was $104.0 million at March 31, 2015 and $121.2 million at December 31, 2014 based on trading prices as of the balance sheet date (Level 1).

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net benefit costs for pension and postretirement health and life benefit plans were as follows (in millions):

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Successor	Predecessor	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Service costs	$1.0	$0.6	$0.1	$0.5
Interest costs	9.3	10.5	2.2	2.5
Expected return on plan assets (gains)	(12.2)	(12.8)	(0.2)	(0.5)
Amortization of actuarial (gains) losses, net	—	0.3	—	—
Amortization of prior service costs (credits), net	—	—	(0.1)	(0.1)
Net periodic benefit cost (credit)	$(1.9)	$(1.4)	$2.0	$2.4

Centrus expects to contribute $9.7 million to the non-qualified defined benefit pension plans in 2015. There were no contributions in the three months ended March 31, 2015. The Company does not expect there to be a required contribution for the qualified defined benefit pension plans in 2015 and therefore does not expect to contribute in 2015. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”) and the Company does not expect to contribute in 2015.

11. STOCK-BASED COMPENSATION

A summary of stock-based compensation costs related to the 2014 Equity Incentive Plan and expired plans follows (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.1	$0.4
Stock options, performance awards and other	—	—
Expense included primarily in selling, general and administrative expense	$0.1	$0.4

Total recognized tax benefit	$—	$—

As of March 31, 2015, there was $0.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to unvested stock options. Unrecognized compensation cost for unvested restricted stock units was less than $0.1 million as of March 31, 2015. Unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.6 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized over the vesting period. Stock options vest and become exercisable in equal annual installments over a three or four year period and expire 10 years from the date of grant.

There were 300,000 options granted in the three months ended March 31, 2015. There were no option grants in the three months ended March 31, 2014. Assumptions used to value option grants in the three months ended March 31, 2015 follow:

Risk-free interest rate	1.91%
Expected volatility	75%
Expected option life (years)	6
Weighted-average grant date fair value	$2.89

12. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock. In calculating diluted net income per share, the numerator is increased by interest and dividends on potentially dilutive securities, net of tax, and the denominator is increased by the weighted average number of shares resulting from potentially dilutive securities, assuming full conversion.

Net (loss) per share information reported for the three months ended March 31, 2015 is not comparative to the corresponding period in 2014 as a result of the emergence from Chapter 11 bankruptcy and the application of fresh start accounting. On the Effective Date, all debt and stock of the Predecessor Company were cancelled and new debt and stock for the Successor Company were issued.

	Successor	Predecessor
(in millions, except per share amounts)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Numerators for basic and diluted calculations (a):
Net (loss)	$(15.4)	$(50.8)

Denominator:
Weighted average common shares	9.0	5.0
Less: Weighted average unvested restricted stock	—	0.1
Denominator for basic calculation	9.0	4.9

Weighted average effect of dilutive securities:
Stock compensation awards (b)	—	—
Convertible notes	—	1.8
Convertible preferred stock:
Equivalent common shares	—	17.1
Less: share issuance limitation (c)	—	16.2
Net allowable common shares	—	0.9
Subtotal	—	2.7
Less: shares excluded in a period of a net loss	—	2.7
Weighted average effect of dilutive securities	—	—
Denominator for diluted calculation	9.0	4.9

Net (loss) per share - basic and diluted	$(1.71)	$(10.37)

(a)
In the three months ended March 31, 2014, interest expense on the former convertible notes and former convertible preferred stock dividends, net of tax, totaled $3.3 million. The tax rate is the statutory rate. However, no dilutive effect is recognized in a period in which a net loss has occurred.

(b)
Compensation awards under the 2014 Equity Incentive Plan result in common stock equivalents of less than 0.1 million shares of common stock and are excluded from the diluted calculation as a result of the net loss in the three months ended March 31, 2015.

(c)	Conversion of the convertible preferred stock of the Predecessor Company was limited based on NYSE rules requiring shareholder approval.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net (loss) per share:

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Options excluded from diluted net income per share	85,000	1,000
Warrants excluded from diluted net income per share	N/A	250,000
Exercise price of excluded options	$5.62	$177.50	to
		$357.00
Exercise price of excluded warrants	N/A	$187.50

13. COMMITMENTS AND CONTINGENCIES

American Centrifuge

Project Funding

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU that are now at their lowest levels in more than a decade. Under current market conditions, Centrus does not believe that its previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current nuclear fuel market conditions, market conditions are expected to improve and Centrus continues to take steps to maintain its options to commercially deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production to support the long-term viability of the Company’s LEU business.

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

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations at the Company’s Piketon, Ohio facility, testing at the K-1600 test facility in Oak Ridge, Tennessee, core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. In July 2014 and again in January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. The two extensions have increased the total price to approximately $117 million for the period from May 1, 2014 to September 30, 2015. A bipartisan consensus in Congress and the Administration recognized the importance of maintaining the American Centrifuge technology for national and energy security purposes and funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President. On May 1, 2015, the House of Representatives passed H.R. 2028, to provide energy and water development appropriations for government fiscal year 2016.  This legislation would provide $50 million in direct appropriations for the domestic uranium enrichment program and contained a provision that would provide up to $50 million in special reprogramming authority for the program.  As of May 1, 2015, the Senate had not taken formal action on government fiscal year 2016 energy and water development appropriations.

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

The 2002 DOE-USEC Agreement provides DOE with specific remedies if Centrus fails to meet a milestone that would materially impact Centrus’ ability to begin commercial operations of the American Centrifuge Plant on schedule and such delay was within Centrus’ control or was due to Centrus’ fault or negligence. These remedies could include terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s U.S. centrifuge technology that Centrus requires for the success of the American Centrifuge project and requiring Centrus to transfer certain of its rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project. Any of these remedies under the 2002 DOE-USEC Agreement could have a material adverse impact on Centrus’ business.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs which would affect Centrus’ ability to meet an American Centrifuge project milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. Centrus has notified DOE that it has not met the June 2014 milestone “Commitment to proceed with commercial operation” within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the June 2002 Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Potential ERISA Section 4062(e) Liability

The Company has been in discussion with the PBGC and its financial advisors regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e). On September 30, 2011, Enrichment Corp. completed the de-lease to DOE of the Portsmouth GDP and transition of employees performing government services work to DOE’s decontamination and decommissioning contractor. Enrichment Corp. notified the PBGC of this occurrence at that time.

Further, at the end of May 2013, Enrichment Corp. ceased enrichment at the Paducah GDP and on October 21, 2014, completed the de-lease and return of the facility to DOE. In connection with the de-lease and return of the Paducah GDP to DOE, most of the remaining employees at the Paducah GDP were terminated.

After receiving the Company’s notification of the transition of employees at the Portsmouth GDP in 2011, the PBGC staff at that time informally advised Enrichment Corp. of its preliminary view that the Portsmouth GDP transition was a cessation of operations that triggered liability under ERISA Section 4062(e) and that its preliminary estimate was that the ERISA Section 4062(e) liability (computed by taking into account the plan’s underfunding on a “termination basis,” which amount differs from that computed for GAAP purposes) for the Portsmouth GDP transition was approximately $130 million. At that time, Enrichment Corp. informed the PBGC that it did not agree with the PBGC staff’s view that ERISA Section 4062(e) liability was triggered in 2011, and also disputed the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. At the end of May

2013, the PBGC staff also informally advised Enrichment Corp. that the Paducah de-lease would be a cessation of operations under section 4062(e) when more than 20% of the Enrichment Corp.’s employees who are participants in a PBGC-covered pension plan were separated. The 20% reduction to the active plan participant threshold was reached at Paducah in April 2014.

Subsequently, on December 16, 2014, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The CFCAA changes the criteria for triggering liability under section 4062(e); provides certain exemptions from the applicability of section 4062(e) to certain events; permits companies to satisfy the liability by making payments into the pension over seven years, but ceases once the pension reaches a 90% funding level as calculated under the method provided in the CFCAA; subject to an exception not applicable here, prohibits the PBGC from taking any enforcement, administrative or other action under section 4062(e) that is inconsistent with the amendments made by the CFCAA based on events that occurred before the date of enactment (December 16, 2014); and permits companies to elect to satisfy any liability under section 4062(e) as provided in the CFCAA for an event that had occurred prior to date of enactment as if such cessation had occurred on such date of enactment. While the PBGC has not issued any guidance or rules regarding the implementation of the changes to section 4062(e), we believe that in the event the PBGC were to determine that a cessation of operations had occurred under section 4062(e) as a result of the Portsmouth GDP transition or the Paducah GDP transition (events that occurred before enactment of the CFCAA), the Company could elect to satisfy any section 4062(e) liability under the provisions of the CFCAA. As of January 1, 2014, (the first plan year for which payments would otherwise be required) the Enrichment Corp. pension plan was over 90% funded under the method used in the CFCAA. Consequently the Company believes that any such liability would be fully satisfied under the method provided in the CFCAA.

The PBGC, however, has other authorities under ERISA that it may consider to address the Portsmouth and Paducah GDP transitions or otherwise in connection with the Company’s qualified defined benefit pension plans. These authorities include, but are not limited to, initiating involuntary termination of underfunded plans and seeking liens or additional funding. The Company would seek to defend against the assertion by the PBGC of any such authorities based on the facts and circumstances at the time. The involuntary termination by the PBGC of any of the qualified pension plans of Centrus or Enrichment Corp. would result in the termination of the limited, conditional guaranty by Enrichment Corp. of the PIK Toggle Notes (other than with respect to the unconditional interest claim).

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

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) ("AOCI") relates to activity in the accounting for pension and postretirement health and life benefit plans. Amortization of actuarial (gains) losses, net, and amortization of prior service costs (credits), net, are items reclassified from AOCI and included in the computation of net periodic benefit cost (credit) as detailed in Note 10, Pension and Postretirement Health and Life Benefits.

15. SEGMENT INFORMATION

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes revenue and cost of sales for work that Centrus performs under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle beginning May 1, 2014. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant and formerly at the Paducah GDP. Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented.

	Successor	Predecessor
(in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenue
LEU segment:
Separative work units	$103.6	$145.6
Uranium	43.2	—
	146.8	145.6
Contract services segment	21.0	3.0
Revenue	$167.8	$148.6

Segment Gross Profit (Loss)
LEU segment	$7.2	$(19.7)
Contract services segment	(0.3)	(1.2)
Gross profit (loss)	$6.9	$(20.9)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) supplies low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in a growing fleet of nuclear reactors worldwide. Centrus is also working to deploy the American Centrifuge technology for commercial purposes and to support U.S. energy and national security.

LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of the uranium-235 isotope (“U235”) and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium component. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts, and in exchange Centrus delivers LEU to these customers and charges for the SWU component.

We provide LEU from our inventory and our supply purchases in order to meet our sales contract requirements. We ceased enrichment at the Paducah gaseous diffusion plant (“Paducah GDP”) in Paducah, Kentucky at the end of May 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities. We will control the disposition of that material and will continue to manage deliveries of LEU to fuel fabricators in order to facilitate sales to utilities for consumption in their reactors. We transferred the leased Paducah GDP site back to the U.S. Department of Energy (“DOE”) in October 2014.

We acquire Russian LEU under the terms of a 10-year commercial agreement with Russia that runs through 2022 (the “Russian Supply Agreement”). We have worked with, and intend to continue to work with, the Russian government entity Joint Stock Company “TENEX” (“TENEX”) to adjust the terms in a mutually beneficial manner under the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our contract backlog, and restrictions on the sale of Russian LEU.

Our goal is to resume commercial domestic production when market conditions improve sufficiently to support the deployment of additional enrichment capacity. We are working to maintain a path to commercially deploy the American Centrifuge technology in the American Centrifuge Plant (“ACP”) in Piketon, Ohio. We will conduct an analysis of our options as we develop the business plan needed to support the deployment of a new commercial enrichment plant. During this period we will be making sales from our existing inventory, our supply purchases from Russia and purchases from other suppliers. We expect to continue making sales to our customer base, and to engage our customers in discussions regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and potential timing for the financing and commercial production from a future domestic enrichment plant.

Our current focus for the American Centrifuge technology relates to our contract to conduct research, development and demonstration work for the U.S. government. We believe that the American Centrifuge technology can play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives. In light of the strategic value of the American Centrifuge technology, DOE instructed UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), to assist in developing a path forward for achieving a reliable and economic domestic uranium enrichment capability that promotes private sector deployment and supports national security purposes. On May 1,

2014, the Company signed a firm fixed-price agreement with UT-Battelle for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the “American Centrifuge Technology Demonstration and Operations Agreement”, or “ACTDO Agreement”). In July 2014 and again in January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. A bipartisan consensus in Congress and the Administration recognized the importance of maintaining the American Centrifuge technology for national and energy security purposes and funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President. On May 1, 2015, the House of Representatives passed H.R. 2028, to provide energy and water development appropriations for government fiscal year 2016.  This legislation would provide $50 million in direct appropriations for the domestic uranium enrichment program and contained a provision that would provide up to $50 million in special reprogramming authority for the program.  As of May 1, 2015, the Senate had not taken formal action on government fiscal year 2016 energy and water development appropriations.

Under the ACTDO Agreement, we are operating a cascade of centrifuges to enrich uranium in a closed loop demonstrating that the centrifuges we built can produce commercial LEU. Although our demonstration of the technical capabilities of the American Centrifuge technology continues to be successful, the economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU. Out-of-service Japanese reactors have caused an oversupply of nuclear fuel available for sale and placed significant downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade. Declining prices for competing fuels, lack of public acceptance in some countries for nuclear power and the high capital cost of building new reactors have resulted in slower than expected growth for new plants in many regions of the world.

Emergence from Chapter 11 Bankruptcy

On March 5, 2014, USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Filing was “pre-arranged” and included the filing of a proposed Plan of Reorganization (the “Plan of Reorganization”) supported by certain holders of the claims and interests impaired under the Plan of Reorganization. On August 18, 2014, the Company announced that the Plan of Reorganization was accepted by more than 99% in both value and number of votes cast of holders of its convertible notes and that both holders of the Company’s preferred equity voted in favor of the Plan of Reorganization. On September 5, 2014, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On September 30, 2014 (the “Effective Date”), the Company satisfied the conditions of the Plan of Reorganization and the Plan of Reorganization became effective. On the Effective Date, USEC Inc.’s name was changed to Centrus Energy Corp.

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

Our revenues, operating results and cash flows can fluctuate significantly from quarter to quarter and year to year. Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU typically average approximately $15 million to $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations.

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

	March 31, 2015	December 31, 2014	March 31, 2014
SWU:
Long-term price indicator ($/SWU)	$87.00	$90.00	$99.00
Spot price indicator ($/SWU)	79.00	88.00	96.00
UF6:
Long-term price composite ($/KgU)	146.64	146.64	133.58
Spot price indicator ($/KgU)	109.25	100.50	96.00

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

Prices for SWU purchased under the Russian Supply Agreement are determined based on a mix of market-related price points and other factors. Prior to the cessation of enrichment at the Paducah GDP, SWU costs for the Predecessor Company included production costs consisting principally of electric power, labor and benefits, materials, depreciation and amortization, and maintenance and repairs.

Following the cessation of enrichment at the Paducah GDP, costs for plant activities that formerly were included in production costs have been charged directly to cost of sales including inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other site management activities related to transition of facilities and infrastructure to DOE in October 2014. Refer below to Results of Operations - Cost of Sales.

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

Federal Acquisition Regulations require the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Neither of these actions has occurred. We do not agree with all of the findings of the audits for these years and believe that DOE’s continued withholding of payments is unwarranted. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been finalized and most remain unaudited, uncertainty exists and we have not yet recognized this additional revenue.

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. We believe that DOE has failed to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). DOE denied our initial claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE’s denial of its claims to the U.S. Court of Federal Claims. We have been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6 million of claims for work performed in 2003 through 2005. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE and we are pursuing payment of such claims directly from the DOE subcontractors.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013 and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied our claim. As a result, Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015 but there is no assurance we will be successful in our appeal. We have a full valuation allowance for this claim due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date.

Further, on February 5, 2015, the Company filed claims with DOE for payment under the CDA for approximately $1.6 million related to services performed in 2013. The Company believes that DOE improperly reduced its payment by applying a duplicative credit that had previously been applied to a 2011 invoice. The Company also filed a complaint in the U.S. Court of Federal Claims since the DOE action relates to the pending litigation and to preserve the Company’s rights. On April 3, 2015, the DOE contracting officer informed the Company that no final decision will be issued by DOE on our claim since the matter is currently in litigation. On May 5, 2015, the Company filed a motion for summary judgment in the litigation.

We have potential pension plan funding obligations under the Employee Retirement Income Security Act (“ERISA”) Section 4062(e) related to our de-lease of the former Portsmouth GDP and transition of employees to DOE’s D&D contractor and related to the transition of employees in connection with the Paducah GDP transition.  We believe that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. Additional details are provided in Liquidity and Capital Resources - Defined Benefit Plan Funding.

Advanced Technology Costs

From June 2012 through April 2014, the Company performed work under the June 2012 cooperative agreement with DOE (the “Cooperative Agreement”) for the American Centrifuge technology with cost-share funding from DOE. The Cooperative Agreement provided for 80% DOE and 20% Company cost sharing for work performed up to a total government cost share of $280 million. Costs incurred under the Cooperative Agreement were included in advanced technology costs. DOE’s cost share under the Cooperative Agreement was recognized as other income. The Cooperative Agreement expired in accordance with its terms on April 30, 2014.

Since May 2014, the Company has been performing continued cascade operations and core American Centrifuge research and technology activities and the furnishing of related reports to ORNL under the ACTDO Agreement. The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by the Company under the Cooperative Agreement. Revenue and cost of sales for work that we perform under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle are reported in the contract services segment.

American Centrifuge costs incurred by Centrus that are outside of the ACTDO Agreement are included in advanced technology costs. The Company incurred $1.8 million in the three months ended March 31, 2015 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

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

Specifically, we anticipate SWU and uranium revenue in 2015 in a range of $350 million to $375 million and total revenue in a range of $425 million to $450 million. We expect to end 2015 with a cash and cash equivalents balance in a range of $175 million to $200 million.

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

Upon emergence from Chapter 11 bankruptcy, Centrus adopted fresh start accounting which resulted in Centrus becoming a new entity for financial reporting purposes. References to “Successor” or “Successor Company” relate to the financial position of the reorganized Centrus as of and subsequent to September 30, 2014 and results of operations subsequent to September 30, 2014. References to “Predecessor” or “Predecessor Company” relate to the Company prior to September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements on or after September 30, 2014 are not comparable to consolidated financial statements prior to that date.

The following table presents elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Change	%
LEU segment
Revenue:
SWU revenue	$103.6	$145.6	$(42.0)	(29)%
Uranium revenue	43.2	—	43.2	—%
Total	146.8	145.6	1.2	1%
Cost of sales	139.6	165.3	25.7	16%
Gross profit (loss)	$7.2	$(19.7)	$26.9	137%

Contract services segment
Revenue	$21.0	$3.0	$18.0	600%
Cost of sales	21.3	4.2	(17.1)	(407)%
Gross (loss)	$(0.3)	$(1.2)	$0.9	75%

Total
Revenue	$167.8	$148.6	$19.2	13%
Cost of sales	160.9	169.5	8.6	5%
Gross profit (loss)	$6.9	$(20.9)	$27.8	133%

Revenue

Revenue from the LEU segment increased $1.2 million (or 1%) in the three months ended March 31, 2015 compared to the corresponding period in 2014. The volume of SWU sales declined 36% reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2015 compared to 2014. The average price billed to customers for sales of SWU increased 12% reflecting the particular contracts under which SWU were sold during the period.

Revenue from the contract services segment increased $18.0 million (or 600%) in the three months ended March 31, 2015, compared to the corresponding period in 2014, reflecting $20.8 million for American Centrifuge work performed under the ACTDO Agreement in the current period, partially offset by a decline in contract services work performed for DOE and DOE contractors.

Cost of Sales

Cost of sales for the LEU segment declined $25.7 million (or 16%) in the three months ended March 31, 2015, compared to the corresponding period in 2014, due to lower SWU sales volumes and lower non-production expenses, partially offset by higher uranium sales volumes. Cost of sales for SWU and uranium and non-production expenses are detailed in the following table (dollar amounts in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$134.9	$130.4	$(4.5)	(3)%
Non-production expenses	4.7	34.9	30.2	87%
Total	$139.6	$165.3	25.7	16%

Cost of sales per SWU, excluding non-production expenses, was 10% higher in the three months ended March 31, 2015, compared to the corresponding period in 2014, primarily due to the increase to book value of SWU inventories recorded as of September 30, 2014 as part of the application of fresh start accounting. There were no purchases of SWU from Russia in the three months ended March 31, 2015 based on our agreed-upon delivery schedule.

As we accelerated the expected productive life of plant assets and ceased enrichment at the Paducah GDP in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Non-production expenses totaled $4.7 million in the three months ended March 31, 2015 and $34.9 million in the corresponding period in 2014 as follows:

-
Operating expenses of $4.4 million in the three months ended March 31, 2015 and $27.0 million in the three months ended March 31, 2014. Charges in the first quarter of 2015 include off-site inventory management and logistics costs. Charges in the first quarter of 2014 include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other Paducah site management activities related to the transitioning of facilities and infrastructure to DOE;

-
Inventory charges of $0.3 million in the three months ended March 31, 2015 and $6.6 million in the three months ended March 31, 2014, including the cost of inventories deployed for cascade drawdown, assay blending and repackaging, and residual uranium in cylinders transferred to DOE. We determined that it was uneconomic to recover resulting residual quantities for resale; and

-	Paducah GDP asset depreciation charges of $1.3 million in the three months ended March 31, 2014. Paducah GDP asset depreciation was completed as of June 30, 2014.

Cost of sales for the contract services segment increased $17.1 million (or 407%) in the three months ended March 31, 2015 compared to the corresponding period in 2014, primarily due to American Centrifuge work performed under the ACTDO Agreement in the current period.

Gross Profit (Loss)

Gross profit increased $27.8 million to a gross profit of $6.9 million in the three months ended March 31, 2015 from a gross loss of $20.9 million in the three months ended March 31, 2014. Our margin was 4.1% in the three months ended March 31, 2015 compared to (14.1%) in the corresponding period in 2014. Gross profit for the LEU segment increased $26.9 million in the three-month period due to the decrease in non-production expenses and the increase in the average SWU price billed to customers, partially offset by lower SWU sales volume. Our gross loss from the contract services segment improved by $0.9 million in the three months ended March 31, 2015 compared to the corresponding period in 2014.

The following tables present elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Change	%
Gross profit (loss)	$6.9	$(20.9)	$27.8	133%
Advanced technology costs	1.8	33.3	31.5	95%
Selling, general and administrative	12.3	11.7	(0.6)	(5)%
Amortization of intangible assets	4.0	—	(4.0)	—%
Special charges (credit) for workforce reductions	0.6	(0.5)	(1.1)	(220)%
Other (income)	(0.8)	(26.2)	(25.4)	(97)%
Operating (loss)	(11.0)	(39.2)	28.2	72%
Interest expense	4.9	4.6	(0.3)	(7)%
Interest (income)	(0.2)	(0.4)	(0.2)	(50)%
Reorganization items, net	—	8.4	8.4	—%
(Loss) from before income taxes	(15.7)	(51.8)	36.1	70%
Provision (benefit) for income taxes	(0.3)	(1.0)	(0.7)	(70)%
Net (loss)	$(15.4)	$(50.8)	$35.4	70%

Advanced Technology Costs

Advanced technology costs declined $31.5 million in the three months ended March 31, 2015, compared to the corresponding period in 2014, reflecting development activity in the prior period under the Cooperative Agreement with DOE, which expired in accordance with its terms on April 30, 2014. We incurred $1.8 million in the three months ended March 31, 2015 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $0.6 million in the three months ended March 31, 2015, compared to the corresponding period in 2014, reflecting lower salaries, benefits and other compensation of $0.9 million offset with additional consulting costs of $0.7 million and additional office related expenses of $0.9 million.

Amortization of Intangible Assets

Amortization commenced in the fourth quarter of 2014 for the intangible assets resulting from the Company’s emergence from bankruptcy and adoption of fresh start accounting.

Special Charges (Credit) for Workforce Reductions

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013. Special charges in the three months ended March 31, 2015, consisted of termination benefits of $0.9 million less $0.3 million of severance paid by the Company and invoiced to DOE for its share of employee severance. In the first quarter of 2014, $0.6 million was invoiced to DOE and is reflected as a credit to special charges.

Other (Income)

In the three months ended March 31, 2015, other income included net gains on sales of assets and property of $0.8 million.

DOE and the Company provided cost-sharing support for American Centrifuge activities under the Cooperative Agreement, which expired in accordance with its terms on April 30, 2014. DOE’s cost share of qualifying American Centrifuge expenditures in the three months ended March 31, 2014 was recognized as other income.

Reorganization Items, Net

Beginning in the first quarter of 2014, expenses, gains and losses directly associated with our reorganization were reported as Reorganization Items, Net.

Provision (Benefit) for Income Taxes

The income tax benefit was $0.3 million for the three months ended March 31, 2015 and $1.0 million for the corresponding period in 2014. The income tax benefit in both periods is a discrete item for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Because there is a full valuation allowance against deferred tax assets and there are pretax losses and, for the three months ended March 31 2014, income in other components of the financial statements (i.e., Other Comprehensive Income), the income tax benefit for the three months ended March 31, 2014, excluding discrete items, from pretax losses is limited to the amount of income tax expense recorded on Other Comprehensive Income. This income tax benefit is calculated using an estimated annual effective tax rate. The estimated annual effective tax rate applied to pretax losses for an interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date income tax expense for all other components of the financial statements.

Net (Loss)

Our net loss declined $35.4 million in the three months ended March 31, 2015, compared to the corresponding period in 2014, reflecting the increase in gross profit for the LEU segment and declines in advanced technology costs and reorganization items, partially offset by amortization of intangible assets that resulted from our reorganization.

Liquidity and Capital Resources

We ended the first quarter of 2015 with a consolidated cash balance of $225.0 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the work performed under the ACTDO Agreement. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU. We have worked with customers to modify delivery schedules to provide sufficient liquidity and working capital for our operating needs.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level.  Centrus’ principal source of funding for American Centrifuge activities is provided under the fixed-price ACTDO Agreement with ORNL and funding provided by Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the “Intercompany Notes”). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the ACTDO Agreement, American Centrifuge costs that are outside the scope of work under the ACTDO Agreement, including costs of the limited demobilization and contract termination costs resulting from the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior Cooperative Agreement, and general corporate expenses, including cash interest payments on our 8% paid-in-kind toggle notes (“PIK Toggle Notes”). Capital expenditures are expected to be insignificant for at least the next 12 months.

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. However, due to the current supply/demand imbalance in the nuclear fuel market, the sharp decrease in market prices since Japanese reactors were taken out of service in 2011, uncertainty about the future prospects for commercial production at the ACP and the end to domestic production at the Paducah GDP, we have not replenished our sales backlog in recent years. Based on current market conditions, we see limited uncommitted demand for LEU prior to the end of the decade. However, we are actively pursuing opportunities to make additional sales, including sales for delivery during that time period.

The ACTDO Agreement is a firm, fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. In July 2014 and again in January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. The two extensions have increased the total price to approximately $117 million for the period from May 1, 2014 to September 30, 2015. A bipartisan consensus in Congress and the Administration recognized the importance of maintaining the American Centrifuge technology for national and energy security purposes and funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President. On May 1, 2015, the House of Representatives passed H.R. 2028, to provide energy and water development appropriations for government fiscal year 2016.  This legislation would provide $50 million in direct appropriations for the domestic uranium enrichment program and contained a provision that would provide up to $50 million in special reprogramming authority for the program.  As of May 1, 2015, the Senate had not taken formal action on government fiscal year 2016 energy and water development appropriations.

The ACTDO Agreement is incrementally funded and provides for payments on a monthly basis at a rate of approximately $6.7 million per month through September 30, 2014 and approximately $6.9 million per month thereafter.

The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by us under the prior Cooperative Agreement with DOE. We have demobilized portions of the program areas not being continued under the reduced scope. We incurred approximately $17 million in 2014 and $1 million in the first quarter of 2015 to demobilize portions of the program areas not being continued under the reduced scope. The costs associated with our limited demobilization activities are included in advanced technology costs. We expect to incur an estimated $5 million in additional demobilization costs, primarily in the second quarter of 2015. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our current activities. These costs relate to securing classified and export controlled information and intellectual property, preparing to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transporting and consolidating selected materials and equipment that may be necessary for future deployment, and terminating supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also to preserve our ability to remobilize certain project activities effectively at a future date. We worked with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization.

Notwithstanding the limited demobilization costs described above, substantially all of our American Centrifuge project costs are supported by the ACTDO Agreement. Spending levels and scope are expected to remain in line with the ACTDO Agreement and any subsequent agreements funded by the U.S. government until an investment opportunity to commercialize the ACP is viable. In the event that funding by the U.S. government is discontinued, the American Centrifuge project may be subject to further demobilization, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology, on our liquidity and on the long-term viability of our LEU business. A decision to further demobilize or terminate the project would result in severance costs, contractual commitments, and other related costs which would impose additional demands on our liquidity. In addition, notwithstanding our emergence from bankruptcy, we continue to be subject to actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity.

The prospects for any commercial deployment of the American Centrifuge technology are likely delayed for several years until the current oversupply of enriched uranium has been absorbed and market price indicators have improved, providing the basis for capital investment. Commercial deployment of a future domestic enrichment plant will require a substantial amount of capital. In order to successfully raise this capital, we need to evaluate our options and develop a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project’s risk profile, which is not supported by current market conditions without additional government support.

As described below under Defined Benefit Plan Funding, we are in discussions with the PBGC and its financial advisors regarding the impact of our de-leases of the Portsmouth and Paducah GDPs and related transition of employees as well as the continuing transition of our business on our defined benefit plan funding obligations.

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Successor	Predecessor
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Net Cash Provided by (Used in) Operating Activities	$2.3	$(229.7)
Net Cash Provided by Investing Activities	3.9	0.6
Net Cash Provided by Financing Activities	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	$6.2	$(229.1)

Operating Activities

Monetization of inventory purchased or produced in prior periods provided cash flow in the three months ended March 31, 2015 as inventories declined $124.1 million due to sales deliveries, ceasing of enrichment, and no additional product received under SWU purchase agreements in the first quarter. In addition, accounts receivable declined $37.2 million due to monetization in the first quarter without increased sales and billings. Payment of the SWU purchase payables balance of $140.1 million, due to the timing of deliveries, was a significant use of cash flow in the three-month period. The net loss of $15.4 million in the three months ended March 31, 2015, net of non-cash charges including depreciation and amortization, was a use of cash flow.

In the corresponding period in 2014, payment of the SWU purchase payables balance of $340.7 million, due to the timing of deliveries, was a significant use of cash flow. The net loss of $50.8 million, net of non-cash charges including depreciation and amortization, was a use of cash flow. Monetization of inventory purchased or produced in prior periods provided cash flow in the three-month period as accounts receivable declined $125.0 million and inventories declined $53.6 million.

Investing Activities

There were no capital expenditures in the three months ended March 31, 2015 or the corresponding period in 2014. Cash collateral deposits decreased $3.7 million in the three months ended March 31, 2015, and $0.6 million in the corresponding period in 2014, commensurate with declines in surety bonds required for waste disposition.

Working Capital

	March 31, 2015	December 31, 2014
	(millions)
Cash and cash equivalents	$225.0	$218.8
Accounts receivable, net	20.0	58.9
Inventories, net	179.2	303.3
Other current assets and liabilities, net	(61.1)	(215.0)
Working capital	$363.1	$366.0

Defined Benefit Plan Funding

We expect to contribute $9.7 million to the non-qualified defined benefit pension plans in 2015. There were no contributions in the three months ended March 31, 2015. We do not expect there to be a required contribution for the qualified defined benefit pension plans in 2015 and therefore we do not expect to contribute in 2015. There is no required contribution for the postretirement health and life benefit plans under ERISA and we do not expect to contribute in 2015.

In addition, we have been in discussion with the PBGC and its financial advisors regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e). On September 30, 2011, Enrichment Corp. completed the de-lease to DOE of the Portsmouth GDP and transition of employees performing government services work to DOE’s D&D contractor. Enrichment Corp. notified the PBGC of this occurrence at that time.

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

After receiving the Company’s notification of the transition of employees at the Portsmouth GDP in 2011, the PBGC staff at that time informally advised Enrichment Corp. of its preliminary view that the Portsmouth GDP transition was a cessation of operations that triggered liability under ERISA Section 4062(e) and that its preliminary estimate was that the ERISA Section 4062(e) liability (computed by taking into account the plan’s underfunding on a “termination basis,” which amount differs from that computed for GAAP purposes) for the Portsmouth GDP transition was approximately $130 million. At that time, Enrichment Corp. informed the PBGC that it did not agree with the PBGC staff’s view that ERISA Section 4062(e) liability was triggered in 2011, and also disputed the amount of the preliminary PBGC calculation of the potential ERISA Section 4062(e) liability. At the end of May 2013, the PBGC staff also informally advised Enrichment Corp. that the Paducah de-lease would be a cessation of operations under section 4062(e) when more than 20% of the Enrichment Corp.’s employees who are participants in a PBGC-covered pension plan were separated. The 20% reduction to the active plan participant threshold was reached at Paducah in April 2014.

Subsequently, on December 16, 2014, the President signed into law the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The CFCAA changes the criteria for triggering liability under section 4062(e); provides certain exemptions from the applicability of section 4062(e) to certain events; permits companies to satisfy the liability by making payments into the pension over seven years, but ceases once the pension reaches a 90% funding level as calculated under the method provided in the CFCAA; subject to an exception not applicable here, prohibits the PBGC from taking any enforcement, administrative or other action under section 4062(e) that is inconsistent with the amendments made by the CFCAA based on events that occurred before the date of enactment (December 16, 2014); and permits companies to elect to satisfy any liability under section 4062(e) as provided in the CFCAA for an event that had occurred prior to date of enactment as if such cessation had occurred on such date of enactment. While the PBGC has not issued any guidance or rules regarding the implementation of the changes to section 4062(e), we believe that in the event the PBGC were to determine that a cessation of operations had occurred under section 4062(e) as a result of the Portsmouth GDP transition or the Paducah GDP transition (events that occurred before enactment of the CFCAA), the Company could elect to satisfy any section 4062(e) liability under the provisions of the CFCAA. As of January 1, 2014, (the first plan year for which payments would otherwise be required) the Enrichment Corp. pension plan was over 90% funded under the method used in the CFCAA. Consequently the Company believes that any such liability would be fully satisfied under the method provided in the CFCAA.

The PBGC, however, has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with the Company’s qualified defined benefit pension plans. These authorities include, but are not limited to, initiating involuntary termination of underfunded plans and seeking liens or additional funding. We would seek to defend against the assertion by the PBGC of any such authorities based on the facts and circumstances at the time. The involuntary termination by the PBGC of any of the qualified pension plans of Centrus or Enrichment Corp. would result in the termination of the limited, conditional guaranty by Enrichment Corp. of the PIK Toggle Notes (other than with respect to the unconditional interest claim).

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

Capital Structure and Financial Resources

At March 31, 2015, our debt consisted of $244.0 million of PIK Toggle Notes. The PIK Toggle Notes will mature on September 30, 2019. However, the maturity date shall be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology and delivery of a maturity date extension notice. The PIK

Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company has elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, interest for the semi-annual period ended March 31, 2015 was paid as $3.6 million in PIK payments and $6.0 million in cash. For any interest payment date from October 1, 2015 through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. The PIK Toggle Notes are guaranteed on a limited, subordinated and conditional basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to the unconditional interest claim). Additional terms and conditions of the PIK Toggle Notes are described in Note 8 of the condensed consolidated financial statements.

As described in more detail above and under Defined Benefit Plan Funding, we are managing our working capital to improve the long term value of our LEU business and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. Any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of the Indenture. While the Company will continue to evaluate alternatives to manage our capital structure, the Company does not currently intend to utilize working capital to repurchase or redeem the PIK Toggle Notes or other Company securities.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our purchase commitments under the Russian Supply Agreement and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2014 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2015 or December 31, 2014.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 of the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2015, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable and accrued liabilities approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At March 31, 2015, our debt consisted of the PIK Toggle Notes with a balance sheet carrying value of $244.0 million. The estimated fair value of the PIK Toggle Notes was $104.0 million based on the trading price at March 31, 2015.

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 3, Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

On February 5, 2015, the Company filed claims with DOE for payment under the Contract Disputes Act for approximately $1.6 million related to services performed in 2013. The Company believes that DOE improperly reduced its payment by applying a duplicative credit that had previously been applied to a 2011 invoice. The Company also filed a complaint in the U.S. Court of Federal Claims since the DOE action relates to the pending litigation and to preserve the Company’s rights. On April 3, 2015, the DOE contracting officer informed the Company that no final decision will be issued by DOE on our claim since the matter is currently in litigation. On May 5, 2015, the Company filed a motion for summary judgment in the litigation.

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

Centrus Energy Corp.

Date:	May 7, 2015	By:	/s/ John C. Barpoulis
John C. Barpoulis
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Modification 14 dated January 7, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.2
Modification 15 dated January 20, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.3
Modification 16 dated January 23, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.4
Modification 17 dated February 9, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.5
Modification 18 dated February 26, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.6
Modification 19 dated March 12, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.7	Employment Agreement, dated March 6, 2015, by and between Centrus Energy Corp. and Daniel B. Poneman (a) (b)

10.8	2015 Executive Incentive Plan (a) (b)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

101	Condensed consolidated financial statements from the quarterly report on Form 10-Q for the quarter ended March 31, 2015, filed in interactive data file (XBRL) format.

(a)	Filed herewith.

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.