Form 10-Q
period 2015-06-30
CENTRUS ENERGY CORP
filed 2015-08-07
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
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
Yes ☒    No ☐

As of July 31, 2015, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to our emergence from Chapter 11 bankruptcy, our resulting capital structure and the adoption of fresh start accounting; risks related to our significant long-term liabilities including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks related to the limited trading markets in our securities and risks relating to our ability to maintain the listing of our common stock on the NYSE MKT LLC; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); risks related to the ongoing transition of our business, including the impact of our ceasing enrichment at and the de-lease and return to the U.S. Department of Energy (“DOE”) of the Paducah Gaseous Diffusion Plant and uncertainty regarding our ability to commercially deploy the American Centrifuge project; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX” (“TENEX”); uncertainty regarding funding for the American Centrifuge project and the potential for a demobilization or termination of the American Centrifuge project if additional government funding is not provided following completion of the current agreement with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”) for continued research, development and demonstration of the American Centrifuge technology (the “ACTDO Agreement”); risks related to our ability to perform the work required under the ACTDO Agreement at a cost that does not exceed the firm fixed funding provided thereunder; uncertainty regarding the timing and structure of the U.S. government program for maintaining a domestic enrichment capability to meet national security requirements and our role in such a program; the impact of actions we have taken (including as a result of the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior agreement signed with DOE in June 2012 (the “Cooperative Agreement”)) or might take in the future to reduce spending on the American Centrifuge project, including the potential loss of key suppliers and employees and impacts to cost, schedule and the ability to remobilize for commercial deployment of the American Centrifuge Plant; the impact of nuclear fuel market conditions and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty regarding our ability to achieve targeted performance over the life of the American Centrifuge Plant which could affect the overall economics of the American Centrifuge Plant; uncertainty concerning the ultimate success of our efforts to obtain a loan guarantee from DOE and/or other financing, including intercompany funding from wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”), for the American Centrifuge project or additional government support for the project and the timing and terms thereof; the decline in our backlog and risks relating to the remaining backlog including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, the delay and uncertainty in deployment of the American Centrifuge technology and/or as a result of changes that may be required to such contracts due to our cessation of enrichment at Paducah; the dependency of government funding or other government support for the American Centrifuge project on Congressional appropriations or on actions by DOE or Congress; potential changes in our anticipated ownership of or role in the American Centrifuge project, including as a result of our role as a subcontractor to UT-Battelle or as a result of the need to raise additional capital to finance the project in the future; the potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC agreement, or to require modifications to such agreement that are materially adverse to Centrus Energy Corp.’s interests; changes in U.S. government priorities and the availability of government funding or support, including loan guarantees; risks related to our ability to manage our liquidity without a credit facility; risks related to our ability to sell the LEU we procure under our purchase obligations under the Russian Supply Agreement including the allocation of quotas that limit our ability to import Russian LEU we purchase under the Russian Supply Agreement into the United States, trade barriers and contract terms that limit our ability to deliver this LEU to customers in other countries, and risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of TENEX to perform under the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; risks associated with our reliance on third-party suppliers to provide essential services to us; the decrease or elimination of duties charged on imports of foreign-produced LEU; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; changes to, or termination of, our agreements with the U.S. government; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by Enrichment Corp. under the Contracts Dispute Act; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and credit and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$218.5	$218.8
Accounts receivable, net	27.1	58.9
Inventories	384.8	462.2
Deferred costs associated with deferred revenue	58.8	82.9
Other current assets	15.2	19.6
Total current assets	704.4	842.4
Property, plant and equipment, net	3.4	3.5
Deferred taxes	20.5	26.0
Deposits for surety bonds	30.9	34.8
Intangible assets	113.2	119.2
Excess reorganization value	137.2	137.2
Other long-term assets	20.5	20.6
Total Assets	$1,030.1	$1,183.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$42.0	$50.5
Payables under SWU purchase agreements	23.2	140.1
Deferred taxes	20.5	26.0
Inventories owed to customers and suppliers	199.6	158.9
Deferred revenue	70.3	100.9
Total current liabilities	355.6	476.4
Long-term debt	244.0	240.4
Postretirement health and life benefit obligations	214.1	211.4
Pension benefit liabilities	171.5	179.3
Other long-term liabilities	53.7	54.6
Total Liabilities	1,038.9	1,162.1
Commitments and Contingencies (Note 13)
Stockholders’ Equity (Deficit)	(8.8)	21.6
Total Liabilities and Stockholders’ Equity (Deficit)	$1,030.1	$1,183.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Revenue:
Separative work units	$42.2	$104.5	$145.8	$250.1
Uranium	—	—	43.2	—
Contract services	21.1	16.7	42.1	19.7
Total Revenue	63.3	121.2	231.1	269.8
Cost of Sales:
Separative work units and uranium	36.7	100.8	176.3	266.1
Contract services	22.3	16.9	43.6	21.1
Total Cost of Sales	59.0	117.7	219.9	287.2
Gross profit (loss)	4.3	3.5	11.2	(17.4)
Advanced technology costs	4.0	18.0	5.8	51.3
Selling, general and administrative	6.3	10.1	18.6	21.8
Amortization of intangible assets	2.0	—	6.0	—
Special charges for workforce reductions	2.9	2.5	3.5	2.0
Other (income)	(0.7)	(8.4)	(1.5)	(34.6)
Operating (loss)	(10.2)	(18.7)	(21.2)	(57.9)
Interest expense	4.9	4.7	9.8	9.3
Interest (income)	—	—	(0.2)	(0.4)
Reorganization items, net	—	4.7	—	13.1
(Loss) before income taxes	(15.1)	(28.1)	(30.8)	(79.9)
Provision (benefit) for income taxes	—	(0.1)	(0.3)	(1.1)
Net (loss)	$(15.1)	$(28.0)	$(30.5)	$(78.8)

Net (loss) per share - basic and diluted	$(1.68)	$(5.71)	$(3.39)	$(16.08)
Weighted-average number of shares outstanding - basic and diluted	9.0	4.9	9.0	4.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Net (loss)	$(15.1)	$(28.0)	$(30.5)	$(78.8)
Other comprehensive income (loss), before tax (Note 14):
Amortization of actuarial (gains) losses, net	—	0.3	—	0.6
Amortization of prior service costs (credits), net	—	(0.1)	(0.1)	(0.2)
Other comprehensive income (loss), before tax	—	0.2	(0.1)	0.4
Income tax expense related to items of other comprehensive income	—	(0.1)	—	(0.1)
Other comprehensive income (loss), net of tax	—	0.1	(0.1)	0.3
Comprehensive (loss)	$(15.1)	$(27.9)	$(30.6)	$(78.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	Successor	Predecessor
	2015	2014
Cash Flows from Operating Activities
Net (loss)	$(30.5)	$(78.8)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	6.2	4.1
Interest on paid-in-kind toggle notes	1.8	—
Gain on sales of assets	(1.5)	(0.9)
Non-cash reorganization items	—	3.1
Changes in operating assets and liabilities:
Accounts receivable – decrease	31.8	137.9
Inventories, net – decrease	118.1	127.7
Payables under SWU purchase agreements – (decrease)	(116.9)	(340.7)
Deferred revenue, net of deferred costs – (decrease)	(6.6)	(10.8)
Accounts payable and other liabilities – (decrease)	(12.7)	(34.8)
Other, net	4.5	(0.2)
Net Cash (Used in) Operating Activities	(5.8)	(193.4)

Cash Flows Provided by Investing Activities
Deposits for surety bonds - net decrease	4.0	2.2
Proceeds from sales of assets	1.5	0.4
Net Cash Provided by Investing Activities	5.5	2.6

Cash Flows (Used in) Financing Activities
Common stock issued (purchased), net	—	(0.1)
Net Cash (Used in) Financing Activities	—	(0.1)

Net (Decrease)	(0.3)	(190.9)
Cash and Cash Equivalents at Beginning of Period	218.8	314.2
Cash and Cash Equivalents at End of Period	$218.5	$123.3

Supplemental cash flow information:
Interest paid	$6.0	$—
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$1.8	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013 (Predecessor)	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)
Net (loss)	—	—	(78.8)	—	—	(78.8)
Other comprehensive income, net of tax (Note 14)	—	—	—	—	0.3	0.3
Restricted and other common stock issued, net of amortization	—	0.6	—	(0.1)	—	0.5
Balance at June 30, 2014 (Predecessor)	$0.5	$1,217.0	$(1,599.5)	$(34.4)	$(119.8)	$(536.2)

Balance at December 31, 2014 (Successor)	$0.9	$58.6	$(42.3)	$—	$4.4	$21.6
Net (loss)	—	—	(30.5)	—	—	(30.5)
Other comprehensive (loss), net of tax (Note 14)	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	0.2	—	—	—	0.2
Balance at June 30, 2015 (Successor)	$0.9	$58.8	$(72.8)	$—	$4.3	$(8.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of and for the three and six months ended June 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated.

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new guidance for revenue recognition. The core principle of the new standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The new standard will supersede current guidance in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The new standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB deferred the effective date of the new revenue recognition standard by one year. The new standard will become effective for Centrus beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

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

In May 2015, the FASB issued guidance to eliminate the requirement to categorize investments in the fair value hierarchy table for which the fair value is measured at net asset value (“NAV”) per share as a practical expedient. The new guidance requires retrospective application and is effective for Centrus beginning in the first quarter of 2016. Earlier adoption is permitted. Centrus adopted in the current quarter and no longer categorizes money market funds in the fair value hierarchy table in Note 9. The Company’s investments in money market funds are included in cash and cash equivalents in the consolidated balance sheet. The new guidance only impacts the Company’s fair value measurement disclosures and did not affect the Company’s financial condition, results of operations, or cash flows.

In July 2015, the FASB issued guidance that simplifies the subsequent measurement of inventories by replacing the current valuation test (lower of cost or market) with a lower of cost or net realizable value (“NRV”) test. The new test is applicable for certain inventory costing methods including the monthly moving average cost method used by Centrus. NRV is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Under former guidance, NRV was one of several determinations used to assess market values. The new guidance is effective for Centrus beginning in the first quarter of 2017 and earlier adoption is permitted. Under current guidance, NRV has been the determining factor in assessing the market value for the Company’s principal inventory, the separative work unit (“SWU”) component of low enriched uranium (“LEU”). The Company does not expect the adoption of the new guidance will have a material effect on the Company’s financial condition, results of operations, or cash flows.

2. TRANSITION CHARGES

Direct Charges

The Company ceased uranium enrichment at the Paducah Gaseous Diffusion Plant (the “Paducah GDP”) at the end of May 2013 and subsequently completed transferring its inventory to off-site licensed locations to meet future customer orders. On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased and returned to the U.S. Department of Energy (“DOE”). Pursuant to a June 2014 agreement with DOE, the lease terminated with respect to the Paducah GDP on August 1, 2015. The termination of the lease with respect to the Paducah GDP does not affect the Company’s right to lease portions of the DOE-owned site in Piketon, Ohio needed for the American Centrifuge program. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for decontamination and decommissioning of the Paducah GDP site.

As the Company accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP, the Company has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Direct charges totaled $3.9 million and $8.6 million in the three and six months ended June 30, 2015 and $14.3 million and $49.2 million in the corresponding periods in 2014 as follows:

-
Operating expenses of $3.9 million and $8.3 million in the three and six months ended June 30, 2015, compared to $8.7 million and $35.7 million in the corresponding periods in 2014. Charges in 2015 include off-site inventory management and logistics costs. Charges in 2014 include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other Paducah site management activities related to the transitioning of facilities and infrastructure to DOE;

-
Inventory charges of $0 and $0.3 million in the three and six months ended June 30, 2015, compared to $5.1 million and $11.7 million in the three and six months ended June 30, 2014, including the cost of inventories deployed for cascade drawdown, assay blending and repackaging, and residual uranium in cylinders transferred to DOE. The Company determined that it was uneconomic to recover resulting residual quantities for resale; and

-	Paducah GDP asset depreciation charges of $0.5 million and $1.8 million in the three and six months ended June 30, 2014. Paducah GDP asset depreciation was completed as of June 30, 2014.

Special Charges for Workforce Reductions

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013. DOE’s liability for its share of Paducah employee severance paid by the Company is pursuant to the USEC Privatization Act. A summary of special charges and changes in the related balance sheet accounts in the six months ended June 30, 2015 follows (in millions):

	Liability Balance to Be Paid, Dec. 31, 2014	Six Months Ended June 30, 2015		Liability Balance to Be Paid, June 30, 2015
		Special Charges	Paid
Workforce reductions, primarily severance payments	$2.4	$3.8	$(3.8)	$2.4
Less: Amounts billed to DOE		(0.3)
Special charges for workforce reductions		$3.5

3. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

From June 2012 through April 2014, the Company performed work under the June 2012 cooperative agreement with DOE (the “Cooperative Agreement”) for the American Centrifuge technology with cost-share funding from DOE. The Cooperative Agreement provided for 80% DOE and 20% Company cost sharing for work performed up to a total government cost share of $280 million. The Cooperative Agreement expired in accordance with its terms on April 30, 2014. For the three and six months ended June 30, 2014, advanced technology costs included costs for work performed under the Cooperative Agreement and DOE’s cost share was recognized as other income.

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

American Centrifuge costs incurred by the Company that are outside of the ACTDO Agreement are included in advanced technology costs, including certain demobilization and maintenance costs. Such costs totaled $4.0 million in the three months and $5.8 million in the six months ended June 30, 2015, and $7.0 million in May-June 2014.

4.  RECEIVABLES

	June 30, 2015	December 31, 2014
	(millions)
Utility customers and other	$11.9	$36.3
Contract services, primarily DOE	15.2	22.6
Accounts receivable, net	$27.1	$58.9

Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $0.6 million as of June 30, 2015 and December 31, 2014.

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. The Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). Unpaid invoices to DOE related to filed claims totaled approximately $75 million as of June 30, 2015 and December 31, 2014. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $19.9 million as of June 30, 2015 and December 31, 2014.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company or (b) to reduce outstanding receivables balances due from DOE. The payments balance of $19.5 million as of June 30, 2015 and $19.6 million as of December 31, 2014 is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

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

	June 30, 2015			December 31, 2014
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$285.7	$99.1	$186.6	$330.6	$76.6	$254.0
Uranium	98.9	100.5	(1.6)	131.4	82.3	49.1
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$384.8	$199.6	$185.2	$462.2	$158.9	$303.3

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $0.5 billion as of June 30, 2015 and $0.6 billion as of December 31, 2014 to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to Centrus.

6. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2015	December 31, 2014
	(millions)
Property, plant and equipment, gross	$3.7	$3.7
Accumulated depreciation	(0.3)	(0.2)
Property, plant and equipment, net	$3.4	$3.5

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

	June 30, 2015	December 31, 2014
	(millions)
Amortizable intangible assets:
Backlog	$54.6	$54.6
Customer relationships	68.9	68.9
Amortizable intangible assets, gross	$123.5	$123.5
Accumulated amortization	(10.3)	(4.3)
Amortizable intangible assets, net	$113.2	$119.2

Nonamortizable intangible assets:
Excess reorganizational value	$137.2	$137.2

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

The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company has elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, interest for the semi-annual period ended March 31, 2015 was paid as $6.0 million in cash and $3.6 million in PIK payments, and the principal balance increased accordingly to $244.0 million. Total interest payable at June 30, 2015 is $4.9 million, of which the expected cash portion of $3.1 million is included in accounts payable and accrued liabilities and the expected PIK portion of $1.8 million is included in other long-term liabilities.

For any interest payment date from October 1, 2015 through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments.

The PIK Toggle Notes will mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology.

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

The Company incurred offering expenses of $0.7 million related to the issuance of the PIK Toggle Notes. These costs are deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the PIK Toggle Notes. The deferred financing cost balance, included in other long-term assets, was $0.6 million at June 30, 2015.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value (in Millions)

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Deferred compensation asset (a)	—	$1.4	—	$1.4	—	$3.2	—	$3.2

Liabilities:
Deferred compensation obligation (a)	—	1.1	—	1.1	—	3.0	—	3.0

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

Other Financial Instruments

As of June 30, 2015 and December 31, 2014, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The estimated fair value of the PIK Toggle Notes was $96.7 million at June 30, 2015 and $121.2 million at December 31, 2014 based on the most recent trading prices as of the balance sheet date (Level 1).

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit cost (credit) for the pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Service costs	$1.0	$0.6	$2.0	$1.2
Interest costs	9.3	10.6	18.6	21.1
Expected return on plan assets (gains)	(12.2)	(12.8)	(24.4)	(25.6)
Amortization of actuarial (gains) losses, net	—	0.3	—	0.6
Actuarial (gain) from remeasurement	(3.9)	—	(3.9)	—
Net periodic benefit cost (credit)	$(5.8)	$(1.3)	$(7.7)	$(2.7)

The components of net periodic benefit cost for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Service costs	$—	$0.4	$0.1	$0.9
Interest costs	2.2	2.5	4.4	5.0
Expected return on plan assets (gains)	(0.3)	(0.5)	(0.5)	(1.0)
Amortization of prior service costs (credits), net	—	(0.1)	(0.1)	(0.2)
Net periodic benefit cost	$1.9	$2.3	$3.9	$4.7

Centrus contributed $7.4 million to the non-qualified defined benefit pension plans in the six months ended June 30, 2015, and expects to contribute less than $1.0 million in the remainder of 2015. The Company does not expect there to be a required contribution for the qualified defined benefit pension plans in 2015, and therefore, does not expect to contribute in 2015. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”), and the Company does not expect to contribute in 2015.

Lump-sum payments in the six months ended June 30, 2015 to former employees including those affected by workforce reductions totaled $7.3 million for the non-qualified defined benefit pension plans and $3.1 million for the Employees’ Retirement Plan of Centrus Energy Corp. Under settlement accounting rules, these payments resulted in the remeasurement of pension obligations for these plans as of June 30, 2015. The interim remeasurement was required since the payments exceeded the sum of the service cost and interest cost components of the annual net periodic benefit cost for each plan for the current year. Lump-sum payments to employees in the Retirement Program Plan for Employees of United States Enrichment Corporation totaled $37.9 million in the six months ended June 30, 2015 and did not meet the settlement accounting threshold for that plan.

The remeasurement of pension obligations as of June 30, 2015 resulted in a gain of $3.9 million included in selling, general and administrative expenses in the three and six months ended June 30, 2015. The discount rate used in the measurement of pension obligations for the affected plans increased from approximately 4.1% as of December 31, 2014 to approximately 4.5% as of June 30, 2015. Effective with the adoption of fresh start accounting as of September 30, 2014, Centrus immediately recognizes actuarial gains and losses in the statement of operations in the period in which they arise.

Other Plan Update

The opportunity to participate in the Executive Deferred Compensation Plan was reactivated in June 2015 allowing deferrals beginning in July 2015. Enrollment in the plan had been suspended since January 2013. Qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone due to annual compensation limitations of the Internal Revenue Code are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan.

11. STOCK-BASED COMPENSATION

A summary of stock-based compensation costs related to the 2014 Equity Incentive Plan and expired plans follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014

Total stock-based compensation costs:
Restricted stock and restricted stock units	$—	$0.2	$0.1	$0.5
Stock options, performance awards and other	0.1	—	0.1	—
Expense included primarily in selling, general and administrative expense	$0.1	$0.2	$0.2	$0.5

Total recognized tax benefit	$—	$—	$—	$—

As of June 30, 2015, there was $1.0 million of unrecognized compensation cost, adjusted for estimated forfeitures, of which $0.8 million relates to stock options and $0.2 million relates to unvested restricted stock units. Unrecognized compensation cost is expected to be recognized over a weighted-average period of 3 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized over the vesting period. Stock options vest and become exercisable in equal annual installments over a three or four year period and expire 10 years from the date of grant.

There were 300,000 options granted in the six months ended June 30, 2015. There were no option grants in the six months ended June 30, 2014. Assumptions used to value option grants in the six months ended June 30, 2015 follow:

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

Net (loss) per share information reported for the three and six months ended June 30, 2015 is not comparative to the corresponding periods in 2014 as a result of the emergence from Chapter 11 bankruptcy and the application of fresh start accounting. On the Effective Date, all debt and stock of the Predecessor Company were cancelled and new debt and stock for the Successor Company were issued.

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions, except per share amounts)	2015	2014	2015	2014

Numerators for basic and diluted calculations (a):
Net (loss)	$(15.1)	$(28.0)	$(30.5)	$(78.8)

Denominator:
Weighted average common shares	9.0	5.0	9.0	5.0
Less: Weighted average unvested restricted stock	—	0.1	—	0.1
Denominator for basic calculation	9.0	4.9	9.0	4.9

Weighted average effect of dilutive securities:
Stock compensation awards (b)	—	—	—	—
Convertible notes	—	1.8	—	1.8
Convertible preferred stock:
Equivalent common shares	—	28.6	—	22.9
Less: share issuance limitation (c)	—	27.7	—	22.0
Net allowable common shares	—	0.9	—	0.9
Subtotal	—	2.7	—	2.7
Less: shares excluded in a period of a net loss	—	2.7	—	2.7
Weighted average effect of dilutive securities	—	—	—	—
Denominator for diluted calculation	9.0	4.9	9.0	4.9

Net (loss) per share - basic and diluted	$(1.68)	$(5.71)	$(3.39)	$(16.08)

(a)
Interest expense on the former convertible notes, net of tax, was $3.0 million in the three months ended June 30, 2014 and $6.0 million in the six months ended June 30, 2014. The tax rate is the statutory rate. However, no dilutive effect is recognized in a period in which a net loss has occurred.

(b)
Compensation awards under the 2014 Equity Incentive Plan resulted in common stock equivalents of less than 0.1 million shares of common stock and are excluded from the diluted calculation as a result of net losses in the three and six months ended June 30, 2015.

(c)	Conversion of the convertible preferred stock of the Predecessor Company was limited based on NYSE rules requiring shareholder approval.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net (loss) per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	Successor	Predecessor		Successor	Predecessor
	2015	2014		2015	2014
Options excluded from diluted net income per share	75,000	200		75,000	200
Warrants excluded from diluted net income per share	N/A	250,000		N/A	250,000
Exercise price of excluded options	$5.62	$283.25	to	$5.62	$283.25	to
		$357.00			$357.00
Exercise price of excluded warrants	N/A	$187.50		N/A	$187.50

13. COMMITMENTS AND CONTINGENCIES

American Centrifuge

Project Funding

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU that are now at their lowest levels in more than a decade. Under current market conditions, Centrus does not believe that its previous plans for commercialization of the American Centrifuge project are economically viable. Although the economics of the American Centrifuge project are severely challenged under current nuclear fuel market conditions, market conditions are expected to improve in the long term and Centrus continues to take steps to maintain its options to deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production.

In light of the strategic value of the American Centrifuge technology, DOE instructed UT-Battelle, the management and operating contractor for ORNL, to assist in developing a path forward for achieving a domestic uranium enrichment capability that supports national security purposes. This task includes, among other goals: (1) taking actions intended to promote the continued operability of the advanced enrichment centrifuge machines and related property, equipment and technology currently utilized in the American Centrifuge project; and (2) assessing technical options for meeting DOE’s national security needs and preserving the option of commercial deployment. Pursuant to those instructions, ORNL chose to subcontract with the Company. On May 1, 2014, the Company signed the ACTDO Agreement with UT-Battelle for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives.

The ACTDO Agreement is a firm fixed-price contract that provides for continued cascade operations at the Company’s Piketon, Ohio facility, testing at the K-1600 test facility in Oak Ridge, Tennessee, core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. In July 2014 and again in January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. The agreement is incrementally funded and currently provides for payments on a monthly basis of approximately $6.9 million per month. The two extensions have increased the total price to approximately $117 million for the period from May 1, 2014 to September 30, 2015. A bipartisan majority in Congress and the Administration supported maintaining the American Centrifuge technology for national and energy security purposes; funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President. On May 1, 2015, the House of Representatives passed H.R. 2028, to provide energy and water development appropriations for government fiscal year 2016.  This legislation would provide $50 million in direct appropriations for the domestic uranium enrichment program and contained a provision that would provide up to $50 million in special reprogramming authority for the program.  As of July 31, 2015, the full Senate had not taken formal action on government fiscal year 2016 energy and water development appropriations.

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

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that would affect Centrus’ ability to meet an American Centrifuge project milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. Centrus has notified DOE that it has not met the June 2014 milestone “Commitment to proceed with commercial operation” within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the June 2002 Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Potential ERISA Section 4062(e) Liability

The Company has been in discussion with the PBGC and its financial advisor regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e). On September 30, 2011, Enrichment Corp. completed the de-lease to DOE of the Portsmouth GDP and transition of employees performing government services work to DOE’s decontamination and decommissioning contractor. Enrichment Corp. notified the PBGC of this occurrence at that time.

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

The Company has been engaged in discussions with the PBGC since the Portsmouth GDP transition. In 2014, prior to enactment of the CFCAA, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC.  The Company has continued discussions with PBGC and its financial advisor. The PBGC has indicated it would like to discuss the potential for the Company to make contributions to the pension in advance of statutory funding requirements as amended by the Highway and Transportation Funding Act of 2014. The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding of the qualified pension plans in the ordinary course and expects to do so, but there is no assurance that the PBGC will agree with that approach.

Legal Matters

On December 31, 2014, our subsidiary, Enrichment Corp., submitted a demand for binding arbitration to Entergy Services, Inc. and Entergy Nuclear Fuels Company (together with Entergy Services, Inc., “Entergy”) to resolve a dispute regarding their alleged repudiation of two sales contracts (the “Contracts”) with Enrichment Corp. On July 29, 2015, Enrichment Corp. and Entergy entered into a Confidential Settlement Agreement (the “Settlement Agreement”) that resolved the arbitration through modifications to the Contracts.  No monetary awards or payments will be made with respect to the Settlement Agreement. The Settlement Agreement represents a full and final resolution of the dispute related to the Contracts. We are currently evaluating the impact of the Settlement Agreement, if any, on our financial condition, primarily related to the non-cash intangible assets recorded through the application of fresh-start accounting on September 30, 2014.

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

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) (“AOCI”) relates to activity in the accounting for pension and postretirement health and life benefit plans. Amortization of actuarial (gains) losses, net, and amortization of prior service costs (credits), net, are items reclassified from AOCI and included in the computation of net periodic benefit cost (credit) as detailed in Note 10, Pension and Postretirement Health and Life Benefits.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2015	2014	2015	2014
Revenue
LEU segment:
Separative work units	$42.2	$104.5	$145.8	$250.1
Uranium	—	—	43.2	—
	42.2	104.5	189.0	250.1
Contract services segment	21.1	16.7	42.1	19.7
Revenue	$63.3	$121.2	$231.1	$269.8

Segment Gross Profit (Loss)
LEU segment	$5.5	$3.7	$12.7	$(16.0)
Contract services segment	(1.2)	(0.2)	(1.5)	(1.4)
Gross profit (loss)	$4.3	$3.5	$11.2	$(17.4)

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

We provide LEU from our inventory and our supply purchases in order to meet our sales contract requirements. We ceased enrichment at the Paducah Gaseous Diffusion Plant (“Paducah GDP”) in Paducah, Kentucky, at the end of May 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities. We will control the disposition of that material and will continue to manage deliveries of LEU to fuel fabricators in order to facilitate sales to utilities for consumption in their reactors. We transferred the leased Paducah GDP site back to the U.S. Department of Energy (“DOE”) in October 2014.

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

As a long term provider of LEU for our customers, our goal is to promote diversity of our supply sources. Until such time as market conditions have improved sufficiently to support the deployment of additional enrichment capacity by Centrus, we will be making sales from our existing inventory, our supply purchases from Russia and other sources of supply. At present there is ample supply of enrichment capacity and LEU in the world markets. We expect to continue making sales to our customer base, and to engage our customers in discussions regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and potential timing for the financing and commercial production from a future domestic enrichment plant

We are working to maintain a path to deploy the American Centrifuge technology in the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Our current focus for the American Centrifuge technology relates to our contract to conduct research, development and demonstration work for the U.S. government. We believe that the American Centrifuge technology can play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives. In light of the strategic value of the American Centrifuge technology, DOE instructed UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), to assist in developing a path forward for achieving a reliable domestic uranium enrichment capability that supports national security purposes. On May 1, 2014, the Company signed a firm fixed-price agreement with UT-Battelle for continued cascade operations and continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL (the “American Centrifuge Technology Demonstration and Operations Agreement”, or “ACTDO Agreement”). In July 2014 and again in

January 2015, ORNL exercised its options to extend the period of performance for the ACTDO Agreement for additional six-month periods to September 30, 2015. A bipartisan majority in Congress and the Administration supported maintaining the American Centrifuge technology for national and energy security purposes; funding for ACTDO Agreement activities was included in the government fiscal year 2015 omnibus appropriation signed by President Obama in December 2014. Further, the Administration’s budget request for government fiscal year 2016 includes $100 million for domestic uranium enrichment to maintain the current centrifuge program while the Administration finalizes its assessment of how best to meet U.S. national security and non-proliferation goals. Appropriations for government fiscal year 2016 will require further action from both Congress and the President. On May 1, 2015, the House of Representatives passed H.R. 2028, to provide energy and water development appropriations for government fiscal year 2016.  This legislation would provide $50 million in direct appropriations for the domestic uranium enrichment program and contained a provision that would provide up to $50 million in special reprogramming authority for the program.  As of July 31, 2015, the full Senate had not taken formal action on government fiscal year 2016 energy and water development appropriations.

Under the ACTDO Agreement, we are operating a cascade of centrifuges to enrich uranium in a closed loop demonstrating that the centrifuges we built can produce commercial LEU. Although our demonstration of the technical capabilities of the American Centrifuge technology continues to be successful, the economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU. Declining prices for competing fuels, lack of public acceptance in some countries for nuclear power and the high capital cost of building new reactors have resulted in slower than expected growth for new plants in many regions of the world. These factors and the effects of the March 2011 earthquake and tsunami in Japan have caused an oversupply of nuclear fuel available for sale and have placed significant downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade.

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

	June 30, 2015	December 31, 2014	June 30, 2014
SWU:
Long-term price indicator ($/SWU)	$82.00	$90.00	$95.00
Spot price indicator ($/SWU)	70.00	88.00	93.00
UF6:
Long-term price composite ($/KgU)	136.19	146.64	130.97
Spot price indicator ($/KgU)	101.50	100.50	80.75

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

SWU costs for the Successor Company are based on SWU purchase costs and the inventory cost basis as of the Effective Date. SWU inventory costs were increased by $35.4 million as of the Effective Date to reflect fresh start accounting adjustments.

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

Contract Services Segment

American Centrifuge

Beginning in May 2014, the contract services segment includes revenue and cost of sales for American Centrifuge work we perform under the ACTDO Agreement as a subcontractor to UT-Battelle. The ACTDO Agreement is a firm, fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The total price is approximately $117 million for the period from May 1, 2014 to September 30, 2015. The agreement is incrementally funded and currently provides for payments of approximately $6.9 million per month. Spending levels are consistent with the fixed funding levels. Centrus records an unbilled receivable and revenue based on the progress towards the achievement of monthly deliverables. Monthly reports and invoices affirming the achievement of monthly deliverables are submitted shortly following each month. The achievement of monthly deliverables has resulted in revenue consistent with the funding levels.

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

Federal Acquisition Regulations require the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Neither of these actions has occurred. We do not agree with all of the findings of the audits for these years and believe that DOE’s continued withholding of payments is unwarranted. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, because these periods have not been finalized and most remain unaudited, uncertainty exists, and we have not yet recognized this additional revenue.

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. We believe that DOE has failed to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). DOE denied our initial claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE’s denial of its claims to the U.S. Court of Federal Claims. We have been able to reach a resolution on a portion of the amounts claimed, and DOE has now paid approximately $6 million of claims for work performed in 2003 through 2005. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE, and we are pursuing payment of such claims directly from the DOE subcontractors.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013, and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied our claim. As a result, Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015, but there is no assurance we will be successful in our appeal. We have a full valuation allowance for this claim due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date.

Further, on February 5, 2015, the Company filed claims with DOE for payment under the CDA for approximately $1.6 million related to services performed in 2013. On May 5, 2015, the Company filed a motion for summary judgment in the litigation. In June 2015, the Company voluntarily dismissed the claim and received payment from DOE of the approximately $1.6 million.

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

American Centrifuge costs incurred by Centrus that are outside of the ACTDO Agreement are included in advanced technology costs. The Company incurred $4.0 million in the three months and $5.8 million in the six months ended June 30, 2015 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

2015 Outlook

Centrus will continue its transition during 2015, and we expect to deliver significantly less SWU to customers than when we began our transition in 2013. In 2013, we delivered approximately 8 million SWU, and during 2014, we delivered approximately 3 million SWU. We expect to deliver approximately 2 million SWU in 2015. We will also continue to execute our contract with ORNL to conduct research, development and demonstration of the American Centrifuge technology under the terms of the ACTDO Agreement.

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

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional short-term sales;

•	Timing of customer orders and related SWU deliveries;

•	The outcome of legal proceedings and other contingencies;

•	Funding of the ACTDO Agreement or a successor agreement beyond its current contract expiration date of September 30, 2015; and

•	The cost of any American Centrifuge demobilization or additional costs related to the overall transition of Centrus.

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

The following table presents elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	Successor	Predecessor
	2015	2014	Change	%
LEU segment
Revenue:
SWU revenue	$42.2	$104.5	$(62.3)	(60)%
Uranium revenue	—	—	—	—%
Total	42.2	104.5	(62.3)	(60)%
Cost of sales	36.7	100.8	64.1	64%
Gross profit	$5.5	$3.7	$1.8	49%

Contract services segment
Revenue	$21.1	$16.7	$4.4	26%
Cost of sales	22.3	16.9	(5.4)	(32)%
Gross (loss)	$(1.2)	$(0.2)	$(1.0)	(500)%

Total
Revenue	$63.3	$121.2	$(57.9)	(48)%
Cost of sales	59.0	117.7	58.7	50%
Gross profit	$4.3	$3.5	$0.8	23%

	Six Months Ended June 30,
	Successor	Predecessor
	2015	2014	Change	%
LEU segment
Revenue:
SWU revenue	$145.8	$250.1	$(104.3)	(42)%
Uranium revenue	43.2	—	43.2	—%
Total	189.0	250.1	(61.1)	(24)%
Cost of sales	176.3	266.1	89.8	34%
Gross profit (loss)	$12.7	$(16.0)	$28.7	179%

Contract services segment
Revenue	$42.1	$19.7	$22.4	114%
Cost of sales	43.6	21.1	(22.5)	(107)%
Gross (loss)	$(1.5)	$(1.4)	$(0.1)	(7)%

Total
Revenue	$231.1	$269.8	$(38.7)	(14)%
Cost of sales	219.9	287.2	67.3	23%
Gross profit (loss)	$11.2	$(17.4)	$28.6	164%

Revenue

Revenue from the LEU segment declined $62.3 million (or 60%) in the three months and $61.1 million (or 24%) in the six months ended June 30, 2015, compared to the corresponding periods in 2014. The volume of SWU sales declined 63% in the three-month period and 46% in the six-month period reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2015 compared to 2014. The average price billed to customers for sales of SWU increased 9% in both the three- and six-month periods reflecting the particular contracts under which SWU were sold during the period.

Revenue from the contract services segment increased $4.4 million (or 26%) in the three months and $22.4 million (or 114%) in the six months ended June 30, 2015, compared to the corresponding periods in 2014, reflecting American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014, partially offset by a decline in contract services work performed for DOE and DOE contractors.

Cost of Sales

Cost of sales for the LEU segment declined $64.1 million (or 64%) in the three months and $89.8 million (or 34%) in the six months ended June 30, 2015, compared to the corresponding periods in 2014, due to lower SWU sales volumes and lower direct charges, partially offset by higher uranium sales volumes in the six-month period. Cost of sales for SWU and uranium and direct charges are detailed in the following tables (dollar amounts in millions):

	Three Months Ended June 30,
	Successor	Predecessor
	2015	2014	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$32.8	$86.5	$53.7	62%
Direct charges	3.9	14.3	10.4	73%
Total	$36.7	$100.8	64.1	64%

	Six Months Ended June 30,
	Successor	Predecessor
	2015	2014	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$167.7	$216.9	$49.2	23%
Direct charges	8.6	49.2	40.6	83%
Total	$176.3	$266.1	89.8	34%

Cost of sales per SWU, excluding direct charges, increased 2% in the three months and 7% in the six months ended June 30, 2015, compared to the corresponding periods in 2014, primarily due to the increase to book value of SWU inventories recorded as of September 30, 2014 as part of the application of fresh start accounting. In addition, approximately one-half of our sales in the prior six-month period were derived from previously deferred sales, whereby customers made advance payments to be applied against future deliveries. The unit cost per SWU for these sales reflects the average inventory cost when the customer took title to the SWU. These costs were accumulated in deferred costs and were then recognized as cost of sales as the SWU is delivered.

As we accelerated the expected productive life of plant assets and ceased uranium enrichment at the Paducah GDP in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Direct charges totaled $3.9 million and $8.6 million in the three and six months ended June 30, 2015 and $14.3 million and $49.2 million in the corresponding periods in 2014 as follows:

-
Operating expenses of $3.9 million and $8.3 million in the three and six months ended June 30, 2015, compared to $8.7 million and $35.7 million in the corresponding periods in 2014. Charges in 2015 include off-site inventory management and logistics costs. Charges in 2014 include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other Paducah site management activities related to the transitioning of facilities and infrastructure to DOE;

-
Inventory charges of $0 and $0.3 million in the three and six months ended June 30, 2015, compared to $5.1 million and $11.7 million in the three and six months ended June 30, 2014, including the cost of inventories deployed for cascade drawdown, assay blending and repackaging, and residual uranium in cylinders transferred to DOE. We determined that it was uneconomic to recover resulting residual quantities for resale; and

-	Paducah GDP asset depreciation charges of $0.5 million and $1.8 million in the three and six months ended June 30, 2014. Paducah GDP asset depreciation was completed as of June 30, 2014.

Cost of sales for the contract services segment increased $5.4 million (or 32%) in the three months and $22.5 million (or 107%) in the six months ended June 30, 2015, compared to the corresponding periods in 2014, primarily due to American Centrifuge work performed under the ACTDO Agreement in the current periods.

Gross Profit (Loss)

Gross profit increased $0.8 million in the three months and $28.6 million in the six months ended June 30, 2015. Our margin was 6.8% in the three months ended June 30, 2015 compared to 2.9% in the corresponding period in 2014, and 4.8% in the six months ended June 30, 2015 compared to a loss of (6.4%) in the corresponding period in 2014.

Gross profit for the LEU segment increased $1.8 million in the three-month period and $28.7 million in the six-month period due to the decreases in direct charges and the increases in the average SWU prices billed to customers, partially offset by lower SWU sales volumes and higher average costs per SWU, as described above.

Our gross loss from the contract services segment increased by $1.0 million in the three months and $0.1 million in the six months ended June 30, 2015 compared to the corresponding periods in 2014.

The following tables present elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	Successor	Predecessor
	2015	2014	Change	%
Gross profit	$4.3	$3.5	$0.8	23%
Advanced technology costs	4.0	18.0	14.0	78%
Selling, general and administrative	6.3	10.1	3.8	38%
Amortization of intangible assets	2.0	—	(2.0)	—%
Special charges for workforce reductions	2.9	2.5	(0.4)	(16)%
Other (income)	(0.7)	(8.4)	(7.7)	(92)%
Operating (loss)	(10.2)	(18.7)	8.5	45%
Interest expense	4.9	4.7	(0.2)	(4)%
Interest (income)	—	—	—	—%
Reorganization items, net	—	4.7	4.7	100%
(Loss) from before income taxes	(15.1)	(28.1)	13.0	46%
Provision (benefit) for income taxes	—	(0.1)	(0.1)	(100)%
Net (loss)	$(15.1)	$(28.0)	$12.9	46%

	Six Months Ended June 30,
	Successor	Predecessor
	2015	2014	Change	%
Gross profit (loss)	$11.2	$(17.4)	$28.6	164%
Advanced technology costs	5.8	51.3	45.5	89%
Selling, general and administrative	18.6	21.8	3.2	15%
Amortization of intangible assets	6.0	—	(6.0)	—%
Special charges for workforce reductions	3.5	2.0	(1.5)	(75)%
Other (income)	(1.5)	(34.6)	(33.1)	(96)%
Operating (loss)	(21.2)	(57.9)	36.7	63%
Interest expense	9.8	9.3	(0.5)	(5)%
Interest (income)	(0.2)	(0.4)	(0.2)	(50)%
Reorganization items, net	—	13.1	13.1	100%
(Loss) from before income taxes	(30.8)	(79.9)	49.1	61%
Provision (benefit) for income taxes	(0.3)	(1.1)	(0.8)	(73)%
Net (loss)	$(30.5)	$(78.8)	$48.3	61%

Advanced Technology Costs

Advanced technology costs declined $14.0 million in the three months and $45.5 million in the six months ended June 30, 2015, compared to the corresponding periods in 2014, reflecting development work performed in the prior periods under the Cooperative Agreement with DOE, which expired in accordance with its terms on April 30, 2014.

American Centrifuge costs incurred by the Company that are outside of the current ACTDO Agreement are included in advanced technology costs, including certain demobilization and maintenance costs. Such costs totaled $4.0 million in the three months and $5.8 million in the six months ended June 30, 2015, and $7.0 million in May-June 2014.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $3.8 million in the three months and $3.2 million in the six months ended June 30, 2015, compared to the corresponding periods in 2014. Salaries, benefits and other compensation declined $4.5 million in the three-month period and $5.4 million in the six-month period, including a gain of $3.9 million resulting from the remeasurement of pension obligations under the Employees’ Retirement Plan of Centrus Energy Corp. and the non-qualified supplemental executive pension plans. The remeasurements resulted from the level of lump-sum payments to former employees including those affected by workforce reductions. Consulting costs increased $0.3 million and $1.0 million in the three- and six-month periods, respectively. Office related expenses increased $0.9 million in the six-month period.

Amortization of Intangible Assets

Amortization commenced in the fourth quarter of 2014 for the intangible assets resulting from the Company’s emergence from bankruptcy and adoption of fresh start accounting.

Special Charges for Workforce Reductions

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013. In the three and six months ended June 30, 2015, special charges consisted of termination benefits of $2.9 million and $3.8 million, respectively, less $0.3 million in the six-month period for severance paid by the Company and invoiced to DOE for its share of employee severance.

In the three and six months ended June 30, 2014, special charges for termination benefits consisted of $4.1 million in the three-month period and $4.2 million in the six-month period, less amounts paid by the Company and invoiced to DOE of $1.6 million in the three-month period and $2.2 million in the six-month period.

Other (Income)

In the three and six months ended June 30, 2015, other income consisted of net gains on sales of assets and property.

DOE and the Company provided cost-sharing support for American Centrifuge activities under the Cooperative Agreement, which expired in accordance with its terms on April 30, 2014. DOE’s cost share of qualifying American Centrifuge expenditures in the three and six months ended June 30, 2014 was recognized as other income.

Reorganization Items, Net

Beginning in the first quarter of 2014, expenses, gains and losses directly associated with our reorganization were reported as Reorganization Items, Net.

Provision (Benefit) for Income Taxes

The income tax benefit was $0 for the three months and $0.3 million for the six months ended June 30, 2015. The income tax benefit was $0.1 million for the three months and $1.1 million for the six months ended June 30, 2014. Included in the income tax benefit was a discrete item for reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $0.3 million for the six months ended June 30, 2015 and $1.0 million for the corresponding period in 2014.

Because there is a full valuation allowance against deferred tax assets and there are pretax losses and, for the six months ended June 30, 2014, income in other components of the financial statements (i.e., Other Comprehensive Income), the income tax benefit for the six months ended June 30, 2014, excluding discrete items, from pretax losses is limited to the amount of income tax expense recorded on Other Comprehensive Income. This income tax benefit is calculated using an estimated annual effective tax rate. The estimated annual effective tax rate applied to pretax losses for an interim period is calculated using the estimated full-year plan for ordinary income and the year-to-date income tax expense for all other components of the financial statements.

Net (Loss)

Our net loss declined $12.9 million in the three months and $48.3 million in the six months ended June 30, 2015, compared to the corresponding periods in 2014, reflecting the increases in gross profit for the LEU segment and declines in advanced technology costs and reorganization items, partially offset by amortization of intangible assets that resulted from our reorganization.

Liquidity and Capital Resources

We ended the second quarter of 2015 with a consolidated cash balance of $218.5 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level.  Centrus’ principal source of funding for American Centrifuge activities is provided (i) under the fixed-price ACTDO Agreement with ORNL; and (ii) funding provided by Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the “Intercompany Notes”). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the ACTDO Agreement, American Centrifuge costs that are outside the scope of work under the ACTDO Agreement, including costs of the limited demobilization and contract termination costs resulting from the reduction in scope of work under the ACTDO Agreement as compared to the scope of work under the prior Cooperative Agreement, and general corporate expenses, including cash interest payments on our 8% paid-in-kind toggle notes (“PIK Toggle Notes”). Capital expenditures are expected to be insignificant for at least the next 12 months.

We believe our sales backlog in our LEU segment is a source of stability for our liquidity position. However, due to the current supply/demand imbalance in the nuclear fuel market, the sharp decrease in market prices since the March 2011 earthquake and tsunami in Japan, uncertainty about the future prospects for commercial production at the ACP and the end to domestic production at the Paducah GDP, our sales backlog has declined in recent years. Although we see limited uncommitted demand for LEU prior to the end of the decade based on current market conditions, we continue to seek and make additional sales, including sales for delivery during that time period.

The ACTDO Agreement is a firm, fixed-price contract that provides for continued cascade operations and the continuation of core American Centrifuge research and technology activities and the furnishing of related reports to ORNL. The agreement is incrementally funded and currently provides for payments through September 30, 2015. As described in more detail above in Overview, appropriations for the centrifuge program for government fiscal year 2016 will require further action from both Congress and the President.

The scope of the overall work under the ACTDO Agreement is reduced from the scope of work that was being conducted by us under the prior Cooperative Agreement with DOE. We have demobilized portions of the program areas not being continued under the reduced scope. We incurred approximately $17 million in 2014 and $5 million in the first half of 2015 to demobilize portions of the program areas not being continued under the reduced scope. The costs associated with our limited demobilization activities are included in advanced technology costs. We expect to incur an estimated $1 million to $2 million in additional demobilization costs during the remainder of 2015. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our current activities. These costs relate to securing classified and export controlled information and intellectual property, preparing to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transporting and consolidating selected materials and equipment that may be necessary for future deployment, and terminating supplier contracts. The objective of the limited demobilization is to not only reduce costs for which no external funding exists, but also to preserve our ability to remobilize certain project activities effectively at a future date. We worked with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization.

Notwithstanding the limited demobilization costs described above, substantially all of our American Centrifuge project costs are supported by the ACTDO Agreement. Spending levels and scope are expected to remain in line with the ACTDO Agreement and any subsequent agreements funded by the U.S. government until an investment opportunity to commercialize the ACP is viable. In the event that funding by the U.S. government is discontinued, the American Centrifuge project may be subject to further demobilization, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity. A decision to further demobilize or terminate the project would result in severance costs, contractual commitments, and other related costs which would impose additional demands on our liquidity. In addition, notwithstanding our emergence from bankruptcy, we continue to be subject to actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity.

The prospects for any commercial deployment of the American Centrifuge technology are likely delayed for several years until the current oversupply of enriched uranium has been absorbed and market price indicators have improved, providing the basis for capital investment. Commercial deployment of a future domestic enrichment plant will require a substantial amount of capital. In order to successfully raise this capital, we need to establish a viable business plan that supports loan repayment and provides potential investors with an attractive return on investment based on the project’s risk profile, which is not supported by current market conditions without additional government support.

As described below under Defined Benefit Plan Funding, we are in discussions with the PBGC and its financial advisor regarding the impact of our de-leases of the Portsmouth and Paducah GDPs and related transition of employees as well as the continuing transition of our business on our defined benefit plan funding obligations.

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	Successor	Predecessor
	2015	2014
Net Cash (Used in) Operating Activities	$(5.8)	$(193.4)
Net Cash Provided by Investing Activities	5.5	2.6
Net Cash (Used in) Financing Activities	—	(0.1)
Net (Decrease) in Cash and Cash Equivalents	$(0.3)	$(190.9)

Operating Activities

Monetization of inventory purchased or produced in prior periods provided cash flow in the six months ended June 30, 2015 as inventories declined $118.1 million due to sales deliveries exceeding product received under SWU purchase agreements. In addition, accounts receivable declined $31.8 million due to monetization in the first quarter without increased sales and billings. The net reduction of the SWU purchase payables balance of $116.9 million, due to the timing of purchase deliveries, was a significant use of cash flow in the six-month period. The net loss of $30.5 million in the six months ended June 30, 2015, net of non-cash charges including depreciation and amortization, was a use of cash flow.

In the corresponding period in 2014, payment of the SWU purchase payables balance of $340.7 million, due to the timing of purchase deliveries, was a significant use of cash flow, as was the net reduction in accounts payable and accrued liabilities by $34.8 million due to reduced operational activity. The net loss of $78.8 million, net of non-cash charges including depreciation and amortization, was a use of cash flow. Monetization of inventory purchased or produced in prior periods provided cash flow in the six-month period as accounts receivable declined $137.9 million and inventories declined $127.7 million.

Investing Activities

There were no capital expenditures in the six months ended June 30, 2015 or the corresponding period in 2014. Cash collateral deposits decreased $4.0 million in the six months ended June 30, 2015, and $2.2 million in the corresponding period in 2014, commensurate with declines in surety bonds required for waste disposition.

Working Capital

	June 30, 2015	December 31, 2014
	(millions)
Cash and cash equivalents	$218.5	$218.8
Accounts receivable, net	27.1	58.9
Inventories, net	185.2	303.3
Other current assets and liabilities, net	(82.0)	(215.0)
Working capital	$348.8	$366.0

Defined Benefit Plan Funding

We contributed $7.4 million to the non-qualified defined benefit pension plans in the six months ended June 30, 2015, and we expect to contribute less than $1.0 million in the remainder of 2015. We do not expect there to be a required contribution for the qualified defined benefit pension plans in 2015, and therefore, we do not expect to contribute in 2015. There is no required contribution for the postretirement health and life benefit plans under ERISA, and we do not expect to contribute in 2015.

In addition, we have been in discussion with the PBGC and its financial advisor regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e). On September 30, 2011, Enrichment Corp. completed the de-lease to DOE of the Portsmouth GDP and transition of employees performing government services work to DOE’s D&D contractor. Enrichment Corp. notified the PBGC of this occurrence at that time.

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

We have been engaged in discussions with the PBGC since the Portsmouth GDP transition. In 2014, prior to enactment of the CFCAA, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC.  The Company has continued discussions with PBGC and its financial advisor. The PBGC has indicated it would like to discuss the potential for the Company to make contributions to the pension in advance of statutory funding requirements as amended by the Highway and Transportation Funding Act of 2014. The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding of the qualified pension plans in the ordinary course and expects to do so, but there is no assurance that the PBGC will agree with that approach.

Capital Structure and Financial Resources

At June 30, 2015, our debt consisted of $244.0 million of PIK Toggle Notes. The PIK Toggle Notes will mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology. The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company has elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, interest for the semi-annual period ended March 31, 2015 was paid as $6.0 million in cash and $3.6 million in PIK payments. Total interest payable at June 30, 2015 is $4.9 million, of which the expected cash portion of $3.1 million is included in accounts payable and accrued liabilities and the expected PIK portion of $1.8 million is included in other long-term liabilities.

For any interest payment date from October 1, 2015, through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. The PIK Toggle Notes are guaranteed on a limited, subordinated and conditional basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to the unconditional interest claim). Additional terms and conditions of the PIK Toggle Notes are described in Note 8 of the condensed consolidated financial statements.

As described in more detail above and under Defined Benefit Plan Funding, we are managing our working capital to improve the long term value of our LEU business and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of the Indenture. While the Company will continue to evaluate alternatives to manage our capital structure, the Company does not currently intend to utilize working capital to repurchase or redeem the PIK Toggle Notes or other Company securities.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our purchase commitments under the Russian Supply Agreement and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2014 Annual Report, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2015 or December 31, 2014.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 of the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2015, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At June 30, 2015, our debt consisted of the PIK Toggle Notes with a balance sheet carrying value of $244.0 million. The estimated fair value of the PIK Toggle Notes was $96.7 million based on the most recent trading price as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 1, Legal Proceedings, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as previously supplemented and amended by the information set forth under Part II, Item 1, Legal Proceedings, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On December 31, 2014, our subsidiary, Enrichment Corp., submitted a demand for binding arbitration to Entergy Services, Inc. and Entergy Nuclear Fuels Company (together with Entergy Services, Inc., “Entergy”) to resolve a dispute regarding their alleged repudiation of two sales contracts (the “Contracts”) with Enrichment Corp. On July 29, 2015, Enrichment Corp. and Entergy entered into a Confidential Settlement Agreement (the “Settlement Agreement”) that resolved the arbitration through modifications to the Contracts.  No monetary awards or payments will be made with respect to the Settlement Agreement. The Settlement Agreement represents a full and final resolution of the dispute related to the Contracts. We are currently evaluating the impact of the Settlement Agreement, if any, on our financial condition, primarily related to the non-cash intangible assets recorded through the application of fresh-start accounting on September 30, 2014.

On February 5, 2015, the Company filed claims with DOE for payment under the Contract Disputes Act for approximately $1.6 million related to services performed in 2013. On May 5, 2015, the Company filed a motion for summary judgment in the litigation. In June 2015, the Company voluntarily dismissed the claim and received payment from DOE of the approximately $1.6 million.

Centrus is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The ability to attract and retain key personnel is critical to the success of our business.

The success of our business depends on key executives, managers, scientists, engineers and other skilled personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from Chapter 11 bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. For example, there have been several changes to the Company’s senior management, including a new Chief Executive Officer in March 2015 and a new Chief Financial Officer in July 2015. These changes in senior management could create uncertainty among our employees, customers and other third parties with which we do business. Our future success depends in large part upon the effective transition of our new management team. The inability to retain appropriately qualified and experienced senior executives could negatively affect our operations, strategic planning and performance.

We do not have key man life insurance policies and, with the exception of our Chief Executive Officer, we do not have employment agreements with our corporate executives or other key personnel. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity. In addition, most of the key personnel are involved in the development of the American Centrifuge technology and all of them have security clearances. Given the proprietary nature of centrifuge technology, we are also at risk as to its intellectual property if key employees resign to work for a competitor.

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

Centrus Energy Corp.

Date:	August 7, 2015	By:	/s/ Stephen S. Greene
Stephen S. Greene
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Letter Agreement, dated June 22, 2015, supplementing the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2). (a)

10.2
Modification 20 dated April 14, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.3
Modification 21 dated May 12, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.4
Modification 22 dated June 15, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.5	Centrus Energy Corp. Executive Deferred Compensation Plan, as amended and restated. (a) (b)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

101	Condensed consolidated financial statements from the quarterly report on Form 10-Q for the quarter ended June 30, 2015, filed in interactive data file (XBRL) format.

(a)	Filed herewith.

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.