Form 10-Q
period 2015-09-30
CENTRUS ENERGY CORP
filed 2015-11-12
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
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
Yes ☒    No ☐

As of October 31, 2015, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to our emergence from Chapter 11 bankruptcy, our resulting capital structure and the adoption of fresh start accounting; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks related to the limited trading markets in our securities and risks relating to our ability to maintain the listing of our common stock on the NYSE MKT LLC; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low enriched uranium (“LEU”); risks related to the ongoing transition of our business, including the impact of our ceasing enrichment at and the de-lease and return to the U.S. Department of Energy (“DOE”) of the Paducah Gaseous Diffusion Plant and uncertainty regarding our ability to commercially deploy the American Centrifuge project or other production; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX” (“TENEX”); risks related to our ability to sell the LEU we procure under our purchase obligations under the Russian Supply Agreement including the allocation of quotas that limit our ability to import Russian LEU we purchase under the Russian Supply Agreement into the United States, trade barriers and contract terms that limit our ability to deliver this LEU to customers in other countries, and risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of TENEX to perform under the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; the decline in our backlog and risks relating to the remaining backlog, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, lack of production capability and the delay and uncertainty in deployment of the American Centrifuge technology or other production capability; risks related to our ability to manage our liquidity without a credit facility; risks associated with our reliance on third-party suppliers to provide essential services to us; the decrease or elimination of duties charged on imports of foreign-produced LEU; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to delays in payment for our contract services work performed for DOE, including our ability to resolve certified claims for payment filed by Enrichment Corp. under the Contracts Dispute Act; the impact of government regulation by DOE and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; uncertainty regarding funding for the American Centrifuge project and the potential for a demobilization or termination of the American Centrifuge project if additional government funding is not provided; risks related to our ability to perform the work required under a contract being negotiated to fund certain activities of the American Centrifuge program at a cost that does not exceed the firm fixed funding provided thereunder; uncertainty regarding the timing and structure of the U.S. government program for maintaining a domestic enrichment capability to meet national security requirements and our role in such a program; the impact of actions we have taken or might take in the future to reduce spending on the American Centrifuge project, including increased costs of demobilization, the potential loss of key suppliers and employees and impacts to cost, schedule and the ability to remobilize for deployment of the American Centrifuge technology; the impact of nuclear fuel market conditions and other factors on the economic viability of the American Centrifuge project without additional government support and on our ability to finance the project and the potential for a demobilization or termination of the project; uncertainty concerning the ultimate success of our efforts to obtain additional government support for the project and the timing and terms thereof; the dependency of government funding or other government support for the American Centrifuge project on Congressional appropriations or on actions by DOE or Congress; the potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC agreement, or to require modifications to such agreement that are materially adverse to Centrus Energy Corp.’s interests; changes in U.S. government priorities and the availability of government funding or support, including loan guarantees; changes in the nuclear energy industry; the impact of volatile financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent Quarterly Reports on Form 10-Q.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$180.3	$218.8
Accounts receivable, net	20.3	58.9
Inventories	257.8	462.2
Deferred costs associated with deferred revenue	63.0	82.9
Other current assets	15.8	19.6
Total current assets	537.2	842.4
Property, plant and equipment, net	3.5	3.5
Deferred taxes	20.7	26.0
Deposits for surety bonds	29.8	34.8
Intangible assets, net	112.0	119.2
Excess reorganization value	137.2	137.2
Other long-term assets	20.1	20.6
Total Assets	$860.5	$1,183.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$40.7	$50.5
Payables under SWU purchase agreements	8.4	140.1
Deferred taxes	20.7	26.0
Inventories owed to customers and suppliers	69.4	158.9
Deferred revenue	75.4	100.9
Total current liabilities	214.6	476.4
Long-term debt	247.6	240.4
Postretirement health and life benefit obligations	216.3	211.4
Pension benefit liabilities	194.2	179.3
Other long-term liabilities	51.7	54.6
Total Liabilities	924.4	1,162.1
Commitments and Contingencies (Note 13)
Stockholders’ Equity (Deficit)	(63.9)	21.6
Total Liabilities and Stockholders’ Equity (Deficit)	$860.5	$1,183.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Revenue:
Separative work units	$8.8	$97.4	$154.6	$347.5
Uranium	—	—	43.2	—
Contract services	20.4	23.3	62.5	43.0
Total Revenue	29.2	120.7	260.3	390.5
Cost of Sales:
Separative work units and uranium	33.8	103.3	210.1	369.4
Contract services	19.8	22.8	63.4	43.9
Total Cost of Sales	53.6	126.1	273.5	413.3
Gross (loss)	(24.4)	(5.4)	(13.2)	(22.8)
Advanced technology costs	1.9	5.3	7.7	56.6
Selling, general and administrative	13.5	10.4	32.1	32.2
Amortization of intangible assets	1.1	—	7.1	—
Special charges for workforce reductions	9.8	0.1	13.3	2.1
Other (income)	(0.3)	(4.8)	(1.8)	(39.4)
Operating (loss)	(50.4)	(16.4)	(71.6)	(74.3)
Interest expense	4.8	4.7	14.6	14.0
Interest (income)	(0.1)	(0.1)	(0.3)	(0.5)
Reorganization items, net	—	(440.0)	—	(426.9)
Income (loss) before income taxes	(55.1)	419.0	(85.9)	339.1
Provision (benefit) for income taxes	—	0.1	(0.3)	(1.0)
Net income (loss)	$(55.1)	$418.9	$(85.6)	$340.1

Net income (loss) per share - basic	$(6.05)	$85.49	$(9.51)	$69.41
Net income (loss) per share - diluted	$(6.05)	$55.51	$(9.51)	$45.93
Weighted-average number of shares outstanding:
Basic	9.1	4.9	9.0	4.9
Diluted	9.1	7.6	9.0	7.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Net income (loss)	$(55.1)	$418.9	$(85.6)	$340.1
Other comprehensive income (loss), before tax (Note 14):
Curtailment (gain) recognized in net income (loss)	—	(2.2)	—	(2.2)
Amortization of actuarial losses, net	—	0.3	—	0.9
Amortization of prior service (credits), net	(0.1)	(0.1)	(0.2)	(0.3)
Other comprehensive (loss), before tax	(0.1)	(2.0)	(0.2)	(1.6)
Income tax benefit related to items of other comprehensive income	—	0.1	—	—
Other comprehensive (loss), net of tax	(0.1)	(1.9)	(0.2)	(1.6)
Elimination of Predecessor Company accumulated other comprehensive loss	—	121.7	—	121.7
Comprehensive income (loss)	$(55.2)	$538.7	$(85.8)	$460.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	Successor	Predecessor
	2015	2014
Cash Flows from Operating Activities
Net income (loss)	$(85.6)	$340.1
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	7.5	4.2
Immediate recognition of net actuarial losses	20.9	—
PIK interest on paid-in-kind toggle notes	5.4	—
Gain on sales of assets	(1.8)	(5.7)
Non-cash reorganization items	—	(449.2)
Changes in operating assets and liabilities:
Accounts receivable – decrease	39.0	79.0
Inventories, net – decrease	114.9	177.0
Payables under SWU purchase agreements – (decrease)	(131.7)	(293.4)
Deferred revenue, net of deferred costs – (decrease)	(5.7)	(9.7)
Accounts payable and other liabilities – (decrease)	(12.1)	(58.9)
Other, net	4.1	(3.7)
Net Cash (Used in) Operating Activities	(45.1)	(220.3)

Cash Flows Provided by (Used In) Investing Activities
Deposits for surety bonds - net decrease	5.0	3.9
Proceeds from sales of assets	1.8	8.4
Capital expenditures	(0.2)	—
Net Cash Provided by Investing Activities	6.6	12.3

Cash Flows (Used in) Financing Activities
Payments for deferred financing costs	—	(0.7)
Common stock issued (purchased), net	—	(0.1)
Net Cash (Used in) Financing Activities	—	(0.8)

Net (Decrease)	(38.5)	(208.8)
Cash and Cash Equivalents at Beginning of Period	218.8	314.2
Cash and Cash Equivalents at End of Period	$180.3	$105.4

Supplemental cash flow information:
Interest paid	$12.2	$15.9
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$1.8	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013 (Predecessor)	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)
Net income	—	—	340.1	—	—	340.1
Other comprehensive (loss), net of tax (Note 14)	—	—	—	—	(1.6)	(1.6)
Restricted and other common stock issued, net of amortization	—	1.1	—	(0.1)	—	1.0
Surrender of restricted stock	—	4.4	—	(4.4)	—	—
Elimination of Predecessor Company equity	(0.5)	(1,221.9)	1,180.6	38.8	121.7	118.7
Issuance of Successor Company common stock and excess of capital over par value	0.9	58.4	—	—	—	59.3
Balance at September 30, 2014 (Predecessor)	$0.9	$58.4	$—	$—	$—	$59.3

Balance at September 30, 2014 (Successor)	$0.9	$58.4	$—	$—	$—	$59.3

Balance at December 31, 2014 (Successor)	$0.9	$58.6	$(42.3)	$—	$4.4	$21.6
Net (loss)	—	—	(85.6)	—	—	(85.6)
Other comprehensive (loss), net of tax (Note 14)	—	—	—	—	(0.2)	(0.2)
Restricted stock units and stock options issued, net of amortization	—	0.3	—	—	—	0.3
Balance at September 30, 2015 (Successor)	$0.9	$58.9	$(127.9)	$—	$4.2	$(63.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of and for the three and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. Certain amounts have been reclassified to conform to the current presentation.

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new guidance for revenue recognition. The core principle of the new standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The new standard will supersede current guidance in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The new standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. In August 2015, the FASB issued guidance deferring the effective date of the new revenue recognition standard by one year. The new standard will become effective for Centrus beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

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

Since ceasing uranium enrichment at the Paducah GDP in May 2013, the Company has incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Direct charges totaled $23.9 million and $32.5 million in the three and nine months ended September 30, 2015 and $17.5 million and $66.7 million in the corresponding periods in 2014 as follows:

-
Lump-sum pension payments to former employees in the first nine months of 2015 resulted in the remeasurement of pension obligations under the Retirement Program Plan for Employees of United States Enrichment Corporation and direct charges to cost of sales of $21.6 million in both the three and nine months ended September 30, 2015;

-
Operating expenses of $2.3 million and $10.6 million in the three and nine months ended September 30, 2015, compared to $15.6 million and $51.3 million in the corresponding periods in 2014. Charges in 2015 include off-site inventory management and logistics costs. Charges in 2014 include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other Paducah site management activities related to the transitioning of facilities and infrastructure to DOE;

-
Inventory charges of $0 and $0.3 million in the three and nine months ended September 30, 2015, compared to $1.8 million and $13.5 million in the three and nine months ended September 30, 2014, including the cost of inventories deployed for cascade drawdown, assay blending and repackaging, and residual uranium in cylinders transferred to DOE. The Company determined that it was uneconomic to recover resulting residual quantities for resale; and

-	Asset depreciation charges of $0.1 million and $1.9 million in the three and nine months ended September 30, 2014. Paducah GDP asset depreciation was completed as of June 30, 2014.

Special Charges for Workforce Reductions

Centrus notified its American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding for advanced uranium enrichment centrifuge research under the Company’s contract with Oak Ridge National Laboratory (“ORNL”). Based on the level of funding reduction, Centrus incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under its severance plan. Centrus expects to make payments for these workforce reductions over the next 18 months. Additional details are provided in Note 13 under American Centrifuge - Project Funding.

In addition, the cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013. In the three and nine months ended September 30, 2015, special charges included related termination benefits of $1.1 million and $4.9 million, respectively, less $0.3 million in the nine-month period for severance paid by the Company and invoiced to DOE for its share of employee severance pursuant to the USEC Privatization Act.

A summary of special charges and changes in the related balance sheet accounts in the nine months ended September 30, 2015 follows (in millions):

	Liability Balance to Be Paid, Dec. 31, 2014	Nine Months Ended September 30, 2015		Liability Balance to Be Paid, Sep. 30, 2015
		Special Charges	Paid
Workforce reductions, primarily severance payments	$2.4	$13.6	$(6.7)	$9.3
Less: Amounts billed to DOE		(0.3)
Special charges for workforce reductions		$13.3

3. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

From June 2012 through April 2014, the Company performed work under the June 2012 cooperative agreement with DOE (the “Cooperative Agreement”) for the American Centrifuge technology with DOE providing cost-share funding for up to 80% for a total government cost share of $280 million. The Cooperative Agreement expired in accordance with its terms on April 30, 2014. For the three and nine months ended September 30, 2014, advanced technology costs included costs for work performed under the Cooperative Agreement and DOE’s cost share was recognized as other income.

On May 1, 2014, the Company signed an agreement for continued research, development and demonstration of the American Centrifuge technology in furtherance of DOE’s national security objectives (the “American Centrifuge Technology Demonstration and Operations Agreement”, or “ACTDO Agreement”) with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for ORNL. Revenue and cost of sales for work that Centrus performed under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle are reported in the contract services segment. Refer to Note 13, Commitments and Contingencies - American Centrifuge, regarding the status of project funding after September 2015.

American Centrifuge costs incurred by the Company that are outside of the ACTDO Agreement are included in advanced technology costs, including certain demobilization and maintenance costs. Such costs totaled $1.9 million in the three months and $7.7 million in the nine months ended September 30, 2015, and $5.3 million in the three months and $12.3 million in the nine months ended September 30, 2014.

4.  RECEIVABLES

	September 30, 2015	December 31, 2014
	(millions)
Utility customers and other	$5.9	$36.3
Contract services, primarily DOE	14.4	22.6
Accounts receivable, net	$20.3	$58.9

Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $0 as of September 30, 2015 and $0.6 million as of December 31, 2014.

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. The Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). Unpaid invoices to DOE related to filed claims totaled approximately $75 million as of September 30, 2015 and December 31, 2014. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $19.5 million as of September 30, 2015 and $19.9 million as of December 31, 2014.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company or (b) to reduce outstanding receivables balances due from DOE. The payments balance of $19.5 million as of September 30, 2015 and $19.6 million as of December 31, 2014 is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

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

	September 30, 2015			December 31, 2014
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$218.4	$37.4	$181.0	$330.6	$76.6	$254.0
Uranium	39.2	32.0	7.2	131.4	82.3	49.1
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$257.8	$69.4	$188.4	$462.2	$158.9	$303.3

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Centrus exchanged SWU for uranium under a barter contract in the three months ended September 30, 2015. SWU revenue of $8.8 million was recognized based on the fair market value of the uranium received in exchange for SWU delivered.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $0.5 billion as of September 30, 2015 and $0.6 billion as of December 31, 2014 to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to Centrus.

6. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2015	December 31, 2014
	(millions)
Property, plant and equipment, gross	$3.9	$3.7
Accumulated depreciation	(0.4)	(0.2)
Property, plant and equipment, net	$3.5	$3.5

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

	September 30, 2015	December 31, 2014
	(millions)
Amortizable intangible assets:
Backlog	$54.6	$54.6
Customer relationships	68.9	68.9
Amortizable intangible assets, gross	$123.5	$123.5
Accumulated amortization	(11.5)	(4.3)
Amortizable intangible assets, net	$112.0	$119.2

Nonamortizable intangible assets:
Excess reorganizational value	$137.2	$137.2

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

The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the semi-annual interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, interest for the twelve months ended September 30, 2015 was paid as $12.0 million in cash and $7.2 million in PIK payments, and the principal balance increased accordingly to $247.6 million. For any interest payment date from October 1, 2015 through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest period ending March 31, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum.

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

The PIK Toggle Notes are guaranteed and secured on a subordinated and limited basis by Enrichment Corp. The Enrichment Corp. guarantee ranks equally in right of payment with all existing and future unsubordinated indebtedness of Enrichment Corp. (other than the Designated Senior Claims as defined below) and is senior in right of payment to all existing and future subordinated indebtedness of Enrichment Corp. The Enrichment Corp. guarantee is subordinated in right of payment to certain obligations of, and claims against, Enrichment Corp. described in the Indenture (collectively, the "Designated Senior Claims"), including obligations and claims:

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

The Company incurred offering expenses of $0.7 million related to the issuance of the PIK Toggle Notes. These costs are deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the PIK Toggle Notes. The deferred financing cost balance, included in other long-term assets, was $0.6 million at September 30, 2015.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value (in Millions)

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Money market funds (a)	$170.2	—	—	$170.2	$212.2	—	—	$212.2
Deferred compensation asset (b)	—	$1.4	—	$1.4	—	$3.2	—	$3.2

Liabilities:
Deferred compensation obligation (b)	—	1.2	—	1.2	—	3.0	—	3.0

(a)	Included in cash and cash equivalents.

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

Other Financial Instruments

As of September 30, 2015 and December 31, 2014, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The estimated fair value of the PIK Toggle Notes was $75.8 million at September 30, 2015 and $121.2 million at December 31, 2014 based on the most recent trading prices as of the balance sheet date (Level 1).

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit cost (credit) for the pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Service costs	$1.1	$0.6	$3.1	$1.8
Interest costs	9.2	10.6	27.8	31.7
Expected return on plan assets (gains)	(12.2)	(12.9)	(36.6)	(38.5)
Amortization of actuarial (gains) losses, net	—	0.4	—	1.0
Actuarial (gain) loss from remeasurements, net	24.8	—	20.9	—
Curtailment (gain)	—	(2.2)	—	(2.2)
Net periodic benefit cost (credit)	$22.9	$(3.5)	$15.2	$(6.2)

The components of net periodic benefit cost for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Service costs	$0.1	$0.4	$0.2	$1.3
Interest costs	2.2	2.5	6.6	7.5
Expected return on plan assets (gains)	(0.2)	(0.5)	(0.7)	(1.5)
Amortization of prior service (credits), net	(0.1)	(0.1)	(0.2)	(0.3)
Net periodic benefit cost	$2.0	$2.3	$5.9	$7.0

Centrus contributed $7.5 million to the non-qualified defined benefit pension plans in the nine months ended September 30, 2015, and expects to contribute less than $1.0 million in the remainder of 2015. The Company does not expect there to be a required contribution for the qualified defined benefit pension plans in 2015, and therefore, does not expect to contribute in 2015. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”), and the Company does not expect to contribute in 2015.

Lump-sum pension payments of $49.1 million in the first nine months of 2015 to former employees, including those affected by workforce reductions, resulted in the remeasurement of pension obligations under settlement accounting rules. The interim remeasurements were required when the payments exceeded the sum of the service cost and interest cost components of the annual net periodic benefit cost for each plan for the current year. Effective with the adoption of fresh start accounting as of September 30, 2014, Centrus immediately recognizes actuarial gains and losses in the statement of operations in the period in which they arise.

The remeasurement of pension obligations as of June 30, 2015 under the non-qualified defined benefit pension plans and the Employees’ Retirement Plan of Centrus Energy Corp. resulted in a gain of $3.9 million included in selling, general and administrative expenses in the second quarter of 2015. The gain includes the effect of an increase in the discount rate used in the measurement of pension obligations from approximately 4.1% as of December 31, 2014 to approximately 4.5% as of June 30, 2015.

Pension obligations under the Retirement Program Plan for Employees of United States Enrichment Corporation and the plans mentioned above were remeasured as of September 30, 2015, resulting in a loss of $21.6 million included in cost of sales and a loss of $3.2 million included in selling, general and administrative expenses in the third quarter of 2015. The discount rate used in the measurement of pension obligations as of September 30, 2015 was approximately 4.4%. The losses also include the effect of actual investment experience for pension plan assets relative to the expected return assumption of 6.75% per year.

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

11. STOCK-BASED COMPENSATION

A summary of stock-based compensation costs follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014

Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.1	$0.1	$0.2	$0.6
Stock options, performance awards and other	—	—	0.1	—
Expense included primarily in selling, general and administrative expense	$0.1	$0.1	$0.3	$0.6

Total recognized tax benefit	$—	$—	$—	$—

As of September 30, 2015, there was $0.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, of which $0.8 million relates to stock options and $0.1 million relates to unvested restricted stock units. Unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized over the vesting period. Stock options vest and become exercisable in equal annual installments over a three or four year period and expire 10 years from the date of grant.

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no option grants in the nine months ended September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
	2015	2014	2015	2014
Risk-free interest rate	1.91%	-	1.91%	-
Expected volatility	75%	-	75%	-
Expected option life (years)	6	-	6	-
Weighted-average grant date fair value	$2.59	-	$2.85	-
Options granted	37,500	-	337,500	-

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

Net income (loss) per share information reported for the three and nine months ended September 30, 2015 is not comparative to the corresponding periods in 2014 as a result of the emergence from Chapter 11 bankruptcy and the application of fresh start accounting. On the Effective Date, all debt and stock of the Predecessor Company were cancelled and new debt and stock for the Successor Company were issued.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
(in millions, except per share amounts)	2015	2014	2015	2014

Numerators:
Net income (loss) - basic	$(55.1)	$418.9	$(85.6)	$340.1
Interest expense on convertible notes	—	3.0	—	9.0
Net income (loss), if converted - diluted	$(55.1)	$421.9	$(85.6)	$349.1

Denominator:
Weighted average common shares	9.1	5.0	9.0	5.0
Less: Weighted average unvested restricted stock	—	0.1	—	0.1
Denominator for basic calculation	9.1	4.9	9.0	4.9

Weighted average effect of dilutive securities:
Stock compensation awards (a)	—	—	—	—
Convertible notes	—	1.8	—	1.8
Convertible preferred stock:
Equivalent common shares	—	35.8	—	27.2
Less: share issuance limitation (b)	—	34.9	—	26.3
Net allowable common shares	—	0.9	—	0.9
Subtotal	—	2.7	—	2.7
Less: shares excluded in a period of a net loss	—	—	—	—
Weighted average effect of dilutive securities	—	2.7	—	2.7
Denominator for diluted calculation	9.1	7.6	9.0	7.6

Net income (loss) per share - basic	$(6.05)	$85.49	$(9.51)	$69.41
Net income (loss) per share - diluted	$(6.05)	$55.51	$(9.51)	$45.93

(a)
Compensation awards under the 2014 Equity Incentive Plan resulted in common stock equivalents of less than 0.1 million shares of common stock and are excluded from the diluted calculation as a result of net losses in the three and nine months ended September 30, 2015.

(b)	Conversion of the convertible preferred stock of the Predecessor Company was limited based on NYSE rules requiring shareholder approval.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income (loss) per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Successor		Predecessor		Successor		Predecessor
	2015		2014		2015		2014
Options excluded from diluted net income per share	382,500		200		382,500		200
Warrants excluded from diluted net income per share	N/A		250,000		N/A		250,000
Exercise price of excluded options	$3.90	to	$283.25	to	$3.90	to	$283.25	to
	$5.62		$357.00		$5.62		$357.00
Exercise price of excluded warrants	N/A		$187.50		N/A		$187.50

13. COMMITMENTS AND CONTINGENCIES

Lease Commitment Update

In October 2015, Centrus signed a lease amendment that will reduce its office space at its corporate headquarters in Bethesda, Maryland. Under the amended lease, half of the lease payments for the Company’s current office space are abated until the Company moves into its new space in the first quarter of 2016, at which time the remaining lease commitment on the current space is fully abated. All of the lease payments on the new space are abated for the first fourteen months after occupation. The amended lease runs through October 2027 with an option to extend for five years. Future minimum lease payments through October 2027 under the amended lease follow (in millions):

2016	$0.2
2017	0.5
2018	0.8
2019	0.9
2020	0.9
Thereafter	6.6
$9.9

American Centrifuge

Project Funding

The economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU that are now at their lowest levels in more than a decade. Under current market conditions, Centrus does not believe that its previous plans for commercialization of the American Centrifuge project are economically feasible. Although the economics of the American Centrifuge project are severely challenged under current nuclear fuel market conditions, market conditions are expected to improve in the long term and Centrus continues to take steps to maintain its options to deploy the American Centrifuge technology as a long-term, direct source of domestic enrichment production.

From May 2014 through September 2015, Centrus performed continued research, development and demonstration of the American Centrifuge technology under the ACTDO Agreement. As Centrus reported on September 11, 2015, ORNL informed Centrus that DOE had decided to reduce funding for the American Centrifuge program and therefore ORNL intended to contract with the Company at a reduced level for the period from October 1, 2015 to September 30, 2016, with the possibility for additional extensions. The reduced scope excludes continued cascade operations at the Company’s Piketon, Ohio facility. Funding would be reduced by approximately 60% to $35 million per year, and the scope of activities would be limited to development and testing activities in Oak Ridge, Tennessee. The new contract is anticipated to be a firm fixed-price contract that would provide for payments on a monthly basis of approximately $2.9 million per month effective October 2015, down from approximately $6.9 million per month through September 2015. Centrus has no assurance that a final contract will be executed or that the amount and scope of the contract will be at the $2.9 million per month level. Centrus has been in discussions with DOE concerning obtaining additional funding to permit operations at Piketon to continue but has no assurance that additional funding will be provided.

Centrus notified its American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding under the contract with ORNL. Based on the level of funding reduction, Centrus incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under its severance plan. The Company initiated a voluntary workforce reduction opportunity in October 2015 that is subject to management acceptance of volunteers. The voluntary selection process will be followed by an involuntary workforce reduction if funding for Piketon operations is not restored. The Company expects to make payments for these workforce reductions over the next 18 months.

While Centrus is moving forward with actions to reduce costs and demobilize Piketon operations, the Company is doing so in a manner that preserves its ability to restore operations should funding be provided. Unless funding for Piketon operations is restored, Centrus may begin to take actions in the first quarter of 2016, including beginning to dismantle installed equipment and machines, that would increase the cost, time and difficulty of restoring operations at the Piketon facility.

Should funding not be restored for operations at the Piketon, Ohio, facility, Centrus would incur costs associated with the reduction in scope. These costs could commence in the fourth quarter of 2015 as the Piketon workforce shifted to demobilization efforts and could extend into 2016. Demobilization costs are included in advanced technology costs. Refer to Note 3, Advanced Technology Costs and Other Income, regarding demobilization costs and maintenance costs related to prior reductions in scope.

In addition to severance and demobilization costs, Centrus ultimately will have costs associated with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the U.S. Nuclear Regulatory Commission (“NRC”) and DOE. Estimates for such costs have been included in the liability for D&D of the Piketon facility. The balance of this liability, included in other long-term liabilities, was $22.6 million as of September 30, 2015 and December 31, 2014 based on cost projections. DOE has title to certain American Centrifuge equipment. In the event Centrus returns the Piketon facility to DOE pursuant to its lease, DOE retains title to and responsibility for disposition of this equipment, and Centrus would seek reimbursement for any D&D costs the Company incurred related to this equipment.

Centrus is required to provide financial assurance to the NRC and DOE for D&D and lease turnover costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of September 30, 2015 and December 31, 2014, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by Centrus. Centrus expects to receive cash as surety bonds are cancelled following the Company’s performance of D&D.

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

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that would affect Centrus’ ability to meet an American Centrifuge project milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. Centrus has notified DOE that it has not met the June 2014 milestone “Commitment to proceed with commercial operation” within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

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

The Company has been engaged in discussions with the PBGC since the Portsmouth GDP transition. In 2014, prior to enactment of the CFCAA, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC.  The Company has continued discussions with PBGC and its financial advisor and has engaged a financial advisor on this matter. The PBGC has indicated it would like to discuss the potential for the Company to make contributions to the pension in advance of statutory funding requirements as amended by the Highway and Transportation Funding Act of 2014. The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding of the qualified pension plans in the ordinary course and expects to do so, but there is no assurance that the PBGC will agree with that approach.

Legal Matters

On December 31, 2014, our subsidiary, Enrichment Corp., submitted a demand for binding arbitration to Entergy Services, Inc. and Entergy Nuclear Fuels Company (together with Entergy Services, Inc., “Entergy”) to resolve a dispute regarding their alleged repudiation of two sales contracts (the “Contracts”) with Enrichment Corp. On July 29, 2015, Enrichment Corp. and Entergy entered into a mutually acceptable Confidential Settlement Agreement (the “Settlement Agreement”) that resolved the arbitration through modifications to the Contracts.  No monetary awards or payments will be made with respect to the Settlement Agreement. The Settlement Agreement represents a full and final resolution of the dispute related to the Contracts. A settlement was anticipated during the establishment of the non-cash intangible assets recorded through the application of fresh-start accounting on September 30, 2014. The Company concluded that the modifications made to the contracts with Entergy do not indicate that the related backlog intangible assets are no longer recoverable, and did not result in an impact to the balance of backlog intangible assets as of September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	Successor	Predecessor	Successor	Predecessor
(in millions)	2015	2014	2015	2014
Revenue
LEU segment:
Separative work units	$8.8	$97.4	$154.6	$347.5
Uranium	—	—	43.2	—
	8.8	97.4	197.8	347.5
Contract services segment	20.4	23.3	62.5	43.0
Revenue	$29.2	$120.7	$260.3	$390.5

Segment Gross Profit (Loss)
LEU segment	$(25.0)	$(5.9)	$(12.3)	$(21.9)
Contract services segment	0.6	0.5	(0.9)	(0.9)
Gross (loss)	$(24.4)	$(5.4)	$(13.2)	$(22.8)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) supplies low enriched uranium (“LEU”) for commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors to produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide.

As a long term provider of LEU for our customers, our goal is to provide value through the reliability and diversity of our supply sources. Until such time as market conditions have improved sufficiently to support the deployment of additional enrichment capacity by Centrus, we will be making sales from our existing inventory, our supply purchases from Russia and other sources of supply. At present there is ample supply of enrichment capacity and LEU in the world markets. We expect to continue making sales to our customer base, and to engage our customers in discussions regarding our existing backlog, including revisions to contracts to reflect our anticipated sources of supply and potential timing for the financing and commercial production from future enrichment capacity.

We provide LEU from our inventory and our supply purchases in order to meet our sales contract requirements. We ceased enrichment at the Paducah Gaseous Diffusion Plant (“Paducah GDP”) in Paducah, Kentucky, at the end of May 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities. We control the disposition of that material and will continue to manage deliveries of LEU to fuel fabricators in order to facilitate sales to utilities for consumption in their reactors. We transferred the leased Paducah GDP site back to the U.S. Department of Energy (“DOE”) in October 2014.

We acquire Russian LEU under the terms of a 10-year commercial agreement with Russia that runs through 2022 (the “Russian Supply Agreement”). We have worked with, and intend to continue to work with, the Russian government entity Joint Stock Company “TENEX” (“TENEX”) to adjust the terms in a mutually beneficial manner under the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our contract backlog, and restrictions on the sale of Russian LEU. On October 27, 2015, we signed non-binding principles of agreement setting out the framework for an anticipated modification of the contract to better align our purchase obligations. Centrus has no assurance that a modification to the contract will be signed or that its terms will not be changed from that set forth in the principles.

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

We are working to maintain a path to deploy the American Centrifuge technology in the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Our current focus for the American Centrifuge technology relates to our contract to conduct research, development and demonstration work for the U.S. government. We believe that the American Centrifuge technology can play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives. Since May 2014, the Company has performed continued research, development and demonstration activities related to the American Centrifuge technology in furtherance of DOE’s national security objectives under an agreement (the “American Centrifuge Technology Demonstration and Operations Agreement”, or “ACTDO Agreement”) with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”).

As we reported on September 11, 2015, ORNL informed us that DOE had decided to reduce funding for the American Centrifuge program and therefore ORNL intended to contract with the Company at a reduced level for the period from October 1, 2015 to September 30, 2016, with the possibility for additional extensions. The reduced scope excludes continued cascade operations at the Company’s Piketon, Ohio facility. Funding would be reduced by approximately 60% to $35 million per year, and the scope of activities would be limited to development and testing activities in Oak Ridge, Tennessee. We have no assurance that a final contract will be executed or that the amount and scope of the contract will be at the level of $35 million per year. We have been in discussions with DOE concerning obtaining additional funding to permit operations at Piketon to continue but have no assurance that additional funding will be provided.

As a result of DOE’s decision to reduce funding under our contract with ORNL, workforce reductions are expected to impact our American Centrifuge employees beginning in November 2015. While we are moving forward with actions to reduce costs and demobilize Piketon operations, we are doing so in a manner that preserves our ability to restore operations should funding be provided. Unless funding for Piketon operations is restored, additional actions will be undertaken in the first quarter of 2016, including the dismantling of newly installed equipment and machines, that will increase the cost, time and difficulty of restoring operations at the Piketon facility. Refer below to Contract Services Segment - American Centrifuge for additional details.

We are working with ORNL and with Congress to protect as much of the core capabilities of the program as possible so that the technology will remain ready for deployment in the event that the U.S. government calls upon it for national security purposes. We seek to preserve as much of our scientific, technical, and industrial expertise as we can with the available funding.

For the past two years, we have operated the cascade of centrifuges to enrich uranium in Piketon in a closed loop demonstrating that the centrifuges we built can produce commercial LEU. Although our demonstration of the technical capabilities of the American Centrifuge technology was successful, the economics for commercial deployment of the American Centrifuge technology are severely challenged by the current supply/demand imbalance in the market for LEU. Declining prices for competing fuels, lack of public acceptance in some countries for nuclear power and the high capital cost of building new reactors have resulted in slower than expected growth for new plants in many regions of the world. These factors and the effects of the March 2011 earthquake and tsunami in Japan have caused an oversupply of nuclear fuel available for sale and have placed significant downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade.

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

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. Since 2011, the prices for SWU and uranium have significantly declined. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years, which means that prices under contracts today exceed declining market prices. Following are TradeTech’s long-term and spot SWU price indicators, the long-term price for uranium hexafluoride (“UF6”), as calculated by Centrus using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

	September 30, 2015	December 31, 2014	September 30, 2014
SWU:
Long-term price indicator ($/SWU)	$75.00	$90.00	$90.00
Spot price indicator ($/SWU)	62.00	88.00	89.00
UF6:
Long-term price composite ($/KgU)	129.97	146.64	133.58
Spot price indicator ($/KgU)	100.00	100.50	99.00

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

Our contracts with customers are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in other currencies.

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

Contract Services Segment

American Centrifuge

The contract services segment includes revenue and cost of sales for American Centrifuge work we performed under the ACTDO Agreement as a subcontractor to UT-Battelle. From May 2014 to September 2015, the ACTDO Agreement provided for continued cascade operations in Piketon, Ohio and the continuation of core American Centrifuge research and technology activities in Oak Ridge, Tennessee. The total price was approximately $117 million for that period. Spending levels were consistent with the fixed funding levels. Centrus records an unbilled receivable and revenue based on the progress towards the achievement of monthly deliverables. Monthly reports and invoices affirming the achievement of monthly deliverables are submitted shortly following each month. The achievement of monthly deliverables has resulted in revenue consistent with the funding levels.

As we reported on September 11, 2015, ORNL informed us that DOE had decided to reduce funding for the American Centrifuge program and therefore ORNL intended to contract with the Company at a reduced level for the period from October 1, 2015 to September 30, 2016, with the possibility for additional extensions. The reduced scope excludes continued cascade operations at the Company’s Piketon, Ohio facility. Funding would be reduced by approximately 60% to $35 million per year, and the scope of activities would be limited to development and testing activities in Oak Ridge, Tennessee. The new contract is anticipated to be a firm fixed-price contract that would provide for payments on a monthly basis of approximately $2.9 million per month effective October 2015, down from approximately $6.9 million per month through September 2015. We have no assurance that a final contract will be executed or that the amount and scope of the contract will be at the $2.9 million per month level. We have been in discussions with DOE concerning obtaining additional funding to permit operations at Piketon to continue but have no assurance that additional funding will be provided.

We notified our American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding under our contract with ORNL. Based on the level of funding reduction, we incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under our severance plan. We initiated a voluntary workforce reduction opportunity in October 2015 that is subject to management acceptance of volunteers. The voluntary selection process will be followed by an involuntary workforce reduction if funding for Piketon operations is not restored. We expect to make payments for these workforce reductions over the next 18 months.

While we are moving forward with actions to reduce costs and demobilize Piketon operations, we are doing so in a manner that preserves our ability to restore operations should funding be provided. Unless funding for Piketon operations is restored, we may begin to take actions in the first quarter of 2016, including beginning to dismantle installed equipment and machines, that would increase the cost, time and difficulty of restoring operations at the Piketon facility.

Should funding not be restored for operations at the Piketon, Ohio, facility, we could incur further costs associated with the reduction in scope. These costs could commence in the fourth quarter of 2015 as the Piketon workforce shifted to demobilization efforts and could extend into 2016. Demobilization costs have been incurred related to prior, limited reductions in scope, and are included in advanced technology costs. We currently estimate that we could incur demobilization costs of approximately $10-15 million in the fourth quarter of 2015. This estimate is in addition to the severance costs charged in the third quarter of 2015.

In addition to severance and demobilization costs, we ultimately will have costs associated with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the U.S. Nuclear Regulatory Commission (“NRC”) and DOE. Estimates for such costs have been included in the liability for D&D of the Piketon facility. The balance of this liability, included in other long-term liabilities, was $22.6 million as of September 30, 2015 and December 31, 2014 based on cost projections. DOE has title to certain American Centrifuge equipment. In the event we return the Piketon facility to DOE pursuant to our lease, DOE retains title to and responsibility for disposition of this equipment, and we would seek reimbursement for any D&D costs we incurred related to this equipment.

We are required to provide financial assurance to the NRC and DOE for D&D and lease turnover costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of September 30, 2015 and December 31, 2014, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by us. We expect to receive cash as surety bonds are cancelled following our performance of D&D.

Site Services Work and Related Receivables

We formerly performed work under contracts with DOE and its contractors to maintain and prepare the former Portsmouth GDP for D&D. In September 2011, our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE’s D&D contractor for the Portsmouth site. Additionally, we provided limited services to DOE and its contractors at the Paducah GDP until the leased portions of the Paducah GDP were returned to DOE on October 21, 2014.

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

There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, uncertainty exists because contract billing periods since June 2002 have not been finalized with DOE, and we have not yet recognized this additional revenue. DOE historically has not approved our provisional billing rates or audited our subsequent Incurred Cost Submissions in a timely manner. We have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002 and calendar years 2003 through 2014. DOE and its audit contractors have completed audits for periods through 2008. DOE has provided its positions regarding establishing Final Indirect Cost Rates for periods through 2006. We do not agree with DOE’s positions and we believe that DOE’s continued withholding of payments is unwarranted. Negotiations regarding rates for 2007 are underway.

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. We believe that DOE has failed to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). DOE denied our claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE’s denial of its claims to the U.S. Court of Federal Claims. We have been able to reach a resolution on a portion of the amounts claimed, and DOE has now paid approximately $6.5 million of claims for work performed in 2003 through 2006. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE, and we are pursuing payment of such claims directly from the DOE subcontractors.

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

Additional details are provided in Liquidity and Capital Resources - Defined Benefit Plan Funding.

Advanced Technology Costs

From June 2012 through April 2014, the Company performed work under the June 2012 cooperative agreement with DOE (the “Cooperative Agreement”) for the American Centrifuge technology with DOE providing cost-share funding for up to 80% for a total government cost share of $280 million. Costs incurred under the Cooperative Agreement were included in advanced technology costs. DOE’s cost share under the Cooperative Agreement was recognized as other income. The Cooperative Agreement expired in accordance with its terms on April 30, 2014.

From May 2014 through September 2015, the Company performed continued cascade operations and core American Centrifuge research and technology activities and the furnishing of related reports to ORNL under the ACTDO Agreement. Revenue and cost of sales for work that we performed under the fixed-price ACTDO Agreement as a subcontractor to UT-Battelle are reported in the contract services segment.

American Centrifuge costs incurred by Centrus that were outside of the ACTDO Agreement are included in advanced technology costs. The Company incurred $1.9 million in the three months and $7.7 million in the nine months ended September 30, 2015 for certain demobilization and maintenance costs related to American Centrifuge that are included in advanced technology costs.

2015 Outlook

Centrus continues its transition during 2015, and we expect to deliver significantly less SWU to customers than when we began our transition in 2013. In 2013, we delivered approximately 8 million SWU, and during 2014, we delivered approximately 3 million SWU. We expect to deliver approximately 2 million SWU in 2015 and approximately the same quantity in 2016.

We expect to generate approximately 40 percent of our revenue for 2015 in the fourth quarter.  We anticipate SWU and uranium revenue in 2015 in a range of $350 million to $375 million and total revenue in a range of $425 million to $450 million. We expect to end 2015 with a cash and cash equivalents balance in a range of $175 million to $200 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional short-term sales;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	The outcome of legal proceedings and other contingencies;

•
Execution and funding of a new agreement with ORNL for the continuation of American Centrifuge development and testing activities in Oak Ridge following the expiration of the ACTDO Agreement on September 30, 2015; and

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

The following table presents elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2015	2014	Change	%
LEU segment
Revenue:
SWU revenue	$8.8	$97.4	$(88.6)	(91)%
Uranium revenue	—	—	—	—%
Total	8.8	97.4	(88.6)	(91)%
Cost of sales	33.8	103.3	69.5	67%
Gross (loss)	$(25.0)	$(5.9)	$(19.1)	(324)%

Contract services segment
Revenue	$20.4	$23.3	$(2.9)	(12)%
Cost of sales	19.8	22.8	3.0	13%
Gross profit	$0.6	$0.5	$0.1	20%

Total
Revenue	$29.2	$120.7	$(91.5)	(76)%
Cost of sales	53.6	126.1	72.5	57%
Gross (loss)	$(24.4)	$(5.4)	$(19.0)	(352)%

	Nine Months Ended September 30,
	Successor	Predecessor
	2015	2014	Change	%
LEU segment
Revenue:
SWU revenue	$154.6	$347.5	$(192.9)	(56)%
Uranium revenue	43.2	—	43.2	—%
Total	197.8	347.5	(149.7)	(43)%
Cost of sales	210.1	369.4	159.3	43%
Gross (loss)	$(12.3)	$(21.9)	$9.6	44%

Contract services segment
Revenue	$62.5	$43.0	$19.5	45%
Cost of sales	63.4	43.9	(19.5)	(44)%
Gross (loss)	$(0.9)	$(0.9)	$—	—%

Total
Revenue	$260.3	$390.5	$(130.2)	(33)%
Cost of sales	273.5	413.3	139.8	34%
Gross (loss)	$(13.2)	$(22.8)	$9.6	42%

Revenue

Revenue from the LEU segment declined $88.6 million (or 91%) in the three months and $149.7 million (or 43%) in the nine months ended September 30, 2015, compared to the corresponding periods in 2014. The volume of SWU sales declined 88% in the three-month period and 58% in the nine-month period reflecting the variability in timing of utility customer orders and the expected decline in SWU deliveries in 2015 compared to 2014. As described above under LEU Segment - Revenue from Sales of SWU and Uranium, our revenues, operating results and cash flows can fluctuate significantly from quarter to quarter and year to year. In addition, Centrus continues its transition during 2015, and we expect to deliver significantly less SWU to customers than when we began our transition in 2013. In 2013, we delivered approximately 8 million SWU, and during 2014, we delivered approximately 3 million SWU. We expect to deliver approximately 2 million SWU in 2015.

The average price billed to customers for sales of SWU declined 24% in the three-month period and increased 6% in the nine-month period reflecting the particular contracts under which SWU were sold during the periods.

Revenue from the contract services segment declined $2.9 million (or 12%) in the three months ended September 30, 2015, compared to the corresponding period in 2014, reflecting a decline in contract services work performed for DOE and DOE contractors. Revenue from the contract services segment increased $19.5 million (or 45%) in the nine months ended September 30, 2015, compared to the corresponding period in 2014, reflecting American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014, partially offset by a decline in contract services work performed for DOE and DOE contractors.

Cost of Sales

Cost of sales for the LEU segment declined $69.5 million (or 67%) in the three months ended September 30, 2015, compared to the corresponding period in 2014, due to lower SWU sales volumes, partially offset by a $6.4 million increase in direct charges. Cost of sales for the LEU segment declined $159.3 million (or 43%) in the nine months ended September 30, 2015, compared to the corresponding period in 2014, due to lower SWU sales volumes and a $34.2 million decline in direct charges, partially offset by higher uranium sales volumes.

Cost of sales for SWU and uranium and direct charges are detailed in the following tables (dollar amounts in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2015	2014	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$9.9	$85.8	$75.9	88%
Direct charges	23.9	17.5	(6.4)	(37)%
Total	$33.8	$103.3	69.5	67%

	Nine Months Ended September 30,
	Successor	Predecessor
	2015	2014	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$177.6	$302.7	$125.1	41%
Direct charges	32.5	66.7	34.2	51%
Total	$210.1	$369.4	159.3	43%

Cost of sales per SWU, excluding direct charges described below, declined 2% in the three months ended September 30, 2015, compared to the corresponding period in 2014. Under our monthly moving average cost method, changes in purchase costs have an effect on inventory costs and cost of sales over current and future periods. Our purchases of SWU since our emergence from Chapter 11 bankruptcy on September 30, 2014 have had the effect of reducing our average SWU inventory cost, but the effect has been largely offset by the increase to book value of SWU inventories recorded as of September 30, 2014 as part of the application of fresh start accounting.

Cost of sales per SWU, excluding direct charges described below, increased 5% in the nine months ended September 30, 2015, compared to the corresponding period in 2014. Approximately two-thirds of our sales in the prior nine-month period were derived from previously deferred sales, whereby customers made advance payments to be applied against future deliveries. The unit cost per SWU for these sales reflects the average inventory cost when the customer took title to the SWU. These costs were accumulated in deferred costs and were then recognized as cost of sales as the SWU is delivered.

Since ceasing uranium enrichment at the Paducah GDP in May 2013, we have incurred a number of expenses unrelated to production that have been charged directly to cost of sales. Direct charges totaled $23.9 million and $32.5 million in the three and nine months ended September 30, 2015 and $17.5 million and $66.7 million in the corresponding periods in 2014 as follows:

-
Lump-sum pension payments to former employees in the first nine months of 2015 resulted in the remeasurement of pension obligations under the Retirement Program Plan for Employees of United States Enrichment Corporation and direct charges to cost of sales of $21.6 million in both the three and nine months ended September 30, 2015;

-
Operating expenses of $2.3 million and $10.6 million in the three and nine months ended September 30, 2015, compared to $15.6 million and $51.3 million in the corresponding periods in 2014. Charges in 2015 include off-site inventory management and logistics costs. Charges in 2014 include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other Paducah site management activities related to the transitioning of facilities and infrastructure to DOE;

-
Inventory charges of $0 and $0.3 million in the three and nine months ended September 30, 2015, compared to $1.8 million and $13.5 million in the three and nine months ended September 30, 2014, including the cost of inventories deployed for cascade drawdown, assay blending and repackaging, and residual uranium in cylinders transferred to DOE. We determined that it was uneconomic to recover resulting residual quantities for resale; and

-	Asset depreciation charges of $0.1 million and $1.9 million in the three and nine months ended September 30, 2014. Paducah GDP asset depreciation was completed as of June 30, 2014.

Cost of sales for the contract services segment declined $3.0 million (or 13%) in the three months ended September 30, 2015, compared to the corresponding period in 2014, reflecting a decline in contract services work performed for DOE and DOE contractors. Cost of sales for the contract services segment increased $19.5 million (or 44%) in the nine months ended September 30, 2015, compared to the corresponding period in 2014, reflecting American Centrifuge work performed under the ACTDO Agreement beginning May 1, 2014, partially offset by a decline in contract services work performed for DOE and DOE contractors.

Gross Profit (Loss)

Our gross loss increased $19.0 million in the three months ended September 30, 2015. The gross loss for the LEU segment increased $19.1 million in the three-month period primarily due to the remeasurement of pension obligations that resulted in a direct charge to cost of sales of $21.6 million.

Our gross loss declined $9.6 million in the nine months ended September 30, 2015. The gross loss for the LEU segment declined $9.6 million in the nine-month period due to the decline in direct charges and the increase in the average SWU price billed to customers, partially offset by lower SWU sales volumes and the higher average cost per SWU resulting from the recognition of previously deferred sales, as described above. The gross loss of $13.2 million for the nine months ended September 30, 2015 includes the direct charge to cost of sales of $21.6 million for the remeasurement of pension obligations.

Our loss margin was (83.6)% in the three months ended September 30, 2015 compared to (4.5)% in the corresponding period in 2014, and (5.1)% in the nine months ended September 30, 2015 compared to (5.8%) in the corresponding period in 2014.

Our gross profit from the contract services segment increased by $0.1 million in the three months and was flat for the nine months ended September 30, 2015, compared to the corresponding periods in 2014.

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	Successor	Predecessor
	2015	2014	Change	%
Gross (loss)	$(24.4)	$(5.4)	$(19.0)	(352)%
Advanced technology costs	1.9	5.3	3.4	64%
Selling, general and administrative	13.5	10.4	(3.1)	(30)%
Amortization of intangible assets	1.1	—	(1.1)	—%
Special charges for workforce reductions	9.8	0.1	(9.7)	(9,700)%
Other (income)	(0.3)	(4.8)	(4.5)	(94)%
Operating (loss)	(50.4)	(16.4)	(34.0)	(207)%
Interest expense	4.8	4.7	(0.1)	(2)%
Interest (income)	(0.1)	(0.1)	—	—%
Reorganization items, net	—	(440.0)	(440.0)	100%
Income (loss) from before income taxes	(55.1)	419.0	(474.1)	(113)%
Provision (benefit) for income taxes	—	0.1	0.1	100%
Net income (loss)	$(55.1)	$418.9	$(474.0)	(113)%

	Nine Months Ended September 30,
	Successor	Predecessor
	2015	2014	Change	%
Gross (loss)	$(13.2)	$(22.8)	$9.6	42%
Advanced technology costs	7.7	56.6	48.9	86%
Selling, general and administrative	32.1	32.2	0.1	—%
Amortization of intangible assets	7.1	—	(7.1)	—%
Special charges for workforce reductions	13.3	2.1	(11.2)	(533)%
Other (income)	(1.8)	(39.4)	(37.6)	(95)%
Operating (loss)	(71.6)	(74.3)	2.7	4%
Interest expense	14.6	14.0	(0.6)	(4)%
Interest (income)	(0.3)	(0.5)	(0.2)	(40)%
Reorganization items, net	—	(426.9)	(426.9)	100%
Income (loss) from before income taxes	(85.9)	339.1	(425.0)	(125)%
Provision (benefit) for income taxes	(0.3)	(1.0)	(0.7)	(70)%
Net income (loss)	$(85.6)	$340.1	$(425.7)	(125)%

Advanced Technology Costs

Advanced technology costs declined $3.4 million in the three months and $48.9 million in the nine months ended September 30, 2015, compared to the corresponding periods in 2014. The decline in the nine-month period reflects development work performed in the prior period under the Cooperative Agreement with DOE, which expired in accordance with its terms on April 30, 2014.

American Centrifuge costs incurred by the Company that are outside of the current ACTDO Agreement are included in advanced technology costs, including certain demobilization and maintenance costs. Such costs totaled $1.9 million in the three months and $7.7 million in the nine months ended September 30, 2015, and $5.3 million in the three months and $12.3 million in the nine months ended September 30, 2014.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $3.1 million in the three months ended September 30, 2015, compared to the corresponding period in 2014, due to a loss of $3.2 million resulting from the remeasurement of pension obligations under the Employees’ Retirement Plan of Centrus Energy Corp. and the non-qualified supplemental executive pension plans, partially offset by a decline in salaries, benefits and other compensation.

SG&A expenses declined $0.1 million in the nine months ended September 30, 2015, compared to the corresponding period in 2014. Salaries, benefits and other compensation declined $2.9 million in the nine-month period resulting primarily from reduced staffing levels and reductions in incentive compensation. The $3.2 million loss resulting from the remeasurement of pension obligations in the third quarter was offset by a pension remeasurement gain of $3.9 million in the second quarter. The remeasurements resulted from the level of lump-sum payments to former employees including those affected by workforce reductions. In the nine-month period, office related expenses increased $1.3 million and consulting costs increased $1.3 million compared to the corresponding period in 2014.

Amortization of Intangible Assets

Amortization commenced in the fourth quarter of 2014 for the intangible assets resulting from the Company’s emergence from bankruptcy and adoption of fresh start accounting.

Special Charges for Workforce Reductions

We notified our American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding for advanced uranium enrichment centrifuge research under our contract with ORNL. Based on the number of American Centrifuge employees likely to be laid off, we incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under our severance plan.

In addition, the cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013. In the three and nine months ended September 30, 2015, special charges included related termination benefits of $1.1 million and $4.9 million, respectively, less $0.3 million in the nine-month period for severance paid by the Company and invoiced to DOE for its share of employee severance.

In the three and nine months ended September 30, 2014, special charges for termination benefits consisted of $0.3 million in the three-month period and $4.5 million in the nine-month period, less amounts paid by the Company and invoiced to DOE of $0.2 million in the three-month period and $2.4 million in the nine-month period.

Other (Income)

In the three and nine months ended September 30, 2015, other income consisted of net gains on sales of assets and property.

DOE and the Company provided cost-sharing support for American Centrifuge activities under the Cooperative Agreement, which expired in accordance with its terms on April 30, 2014. DOE’s cost share of qualifying American Centrifuge expenditures in January through April 2014 was recognized as other income in the nine months ended September 30, 2014. In addition, other income in the three and nine months ended September 30, 2014 included gains on sales of assets and property of $4.8 million and $5.7 million, respectively.

Reorganization Items, Net

Beginning in the first quarter of 2014, expenses, gains and losses directly associated with our reorganization were reported as Reorganization Items, Net.

Provision (Benefit) for Income Taxes

The income tax benefit was $0 for the three months and $0.3 million for the nine months ended September 30, 2015. The income tax provision was $0.1 million for the three months ended September 30, 2014, and the income tax benefit was $1.0 million for the nine months ended September 30, 2014. Included in the income tax benefit was a discrete item for reversals of previously accrued amounts associated with liabilities for unrecognized benefits of $0.3 million for the nine months ended September 30, 2015 and $1.0 million for the corresponding period in 2014.

Because there is a full valuation allowance against deferred tax assets, pretax losses in continuing operations, after adjustment for nontaxable Reorganization Items, and losses in Other Comprehensive Income, there is no income tax benefit, excluding discrete items, for the nine months ended September 30, 2015 and 2014.

Net Income (Loss)

Net income declined $474.0 million in the three months and $425.7 million in the nine months ended September 30, 2015, compared to the corresponding periods in 2014, reflecting net reorganization gains in the prior periods, amortization in the current periods of intangible assets that resulted from our reorganization, and an increase in our gross loss in the three-month period, partially offset by declines in advanced technology costs and a decline in our gross loss in the nine-month period.

Liquidity and Capital Resources

We ended the third quarter of 2015 with a consolidated cash balance of $180.3 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level.  Centrus’ principal source of funding for American Centrifuge activities is provided (i) under contract with ORNL; and (ii) from Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the “Intercompany Notes”). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under contract with ORNL, American Centrifuge costs that are outside the scope of work under contract with ORNL, including demobilization costs and contract termination costs resulting from reductions in scope of work, and general corporate expenses, including cash interest payments on our 8% paid-in-kind toggle notes (“PIK Toggle Notes”). The Company elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the semi-annual interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, interest for the twelve months ended September 30, 2015 was paid as $12.0 million in cash and $7.2 million in PIK payments, and the principal balance increased accordingly to $247.6 million. For any interest payment date from October 1, 2015 through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest period ending March 31, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum. Capital expenditures are expected to be insignificant for at least the next 12 months.

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

From May 2014 through September 2015, we performed continued research, development and demonstration of the American Centrifuge technology under the ACTDO Agreement. As we reported on September 11, 2015, ORNL informed us that it intended to contract with the Company at a reduced level for the period from October 1, 2015 to September 30, 2016, with the possibility for additional extensions. The reduced scope excludes continued cascade operations at the Company’s Piketon, Ohio facility. Funding would be reduced by approximately 60% to $35 million per year, and the scope of activities would be limited to development and testing activities in Oak Ridge, Tennessee. The new contract is anticipated to be a firm fixed-price contract that would provide for payments on a monthly basis of approximately $2.9 million per month effective October 2015, down from approximately $6.9 million per month through September 2015. We have been in discussions with DOE concerning obtaining additional funding to permit operations at Piketon to continue but have no assurance that additional funding will be provided. Further, we have no assurance that a final contract will be executed or that the amount and scope of the contract will be at the $2.9 million per month level.

We notified our American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding under our contract with ORNL. Based on the level of funding reduction, we incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under our severance plan. We initiated a voluntary workforce reduction opportunity in October 2015 that is subject to management acceptance of volunteers. The voluntary selection process will be followed by an involuntary workforce reduction if funding for Piketon operations is not restored. We expect to make payments for these workforce reductions over the next 18 months.

We had previously demobilized portions of the American Centrifuge program areas as a result of a reduction in scope funded under the ACTDO Agreement. We incurred approximately $17 million in 2014 and $6 million in the nine months ended September 30, 2015 to demobilize portions of the program areas not being continued under the ACTDO Agreement. The costs associated with our limited demobilization activities are included in advanced technology costs. These costs exclude any offsetting proceeds from sales of our assets no longer needed in our current activities. These costs relate to securing classified and export controlled information and intellectual property, preparing to preserve machinery and equipment with a structured maintenance plan to protect the long-term viability and operability of this specialized equipment, transporting and consolidating selected materials and equipment that may be necessary for future deployment, and terminating supplier contracts. The objective of the limited demobilization was to not only reduce costs for which no external funding exists, but also to preserve our ability to remobilize certain project activities effectively at a future date. We worked with affected suppliers in order to terminate contracts either by their terms or in a consensual manner such that relationships will be maintained to reconstitute the industrial base to support deployment of the American Centrifuge for national security purposes or for commercialization.

While we are moving forward with actions to reduce costs and demobilize Piketon operations, we are doing so in a manner that preserves our ability to restore operations should funding be provided. Unless funding for Piketon operations is restored, we may begin to take actions in the first quarter of 2016, including beginning to dismantle installed equipment and machines, that would increase the cost, time and difficulty of restoring operations at the Piketon facility.

Should funding not be restored for operations at the Piketon, Ohio, facility, we could incur further costs associated with the reduction in scope. These costs could commence in the fourth quarter of 2015 as the Piketon workforce shifted to demobilization efforts and could extend into 2016. We currently estimate that we could incur demobilization costs of approximately $10-15 million in the fourth quarter of 2015. This estimate is in addition to the severance costs charged in the third quarter of 2015.

In addition to severance and demobilization costs, we ultimately will have costs associated with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the U.S. Nuclear Regulatory Commission (“NRC”) and DOE. Estimates for such costs have been included in the liability for D&D of the Piketon facility. The balance of this liability, included in other long-term liabilities, was $22.6 million as of September 30, 2015 and December 31, 2014 based on cost projections. DOE has title to certain American Centrifuge equipment. In the event we return the Piketon facility to DOE pursuant to our lease, DOE retains title to and responsibility for disposition of this equipment, and we would seek reimbursement for any D&D costs we incurred related to this equipment.

We are required to provide financial assurance to the NRC and DOE for D&D and lease turnover costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of September 30, 2015 and December 31, 2014, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by us. We expect to receive cash as surety bonds are cancelled following our performance of D&D.

In the event that funding by the U.S. government is further reduced or discontinued, the American Centrifuge project may be subject to further demobilization, costs, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity. A decision to further demobilize or terminate the project would result in severance costs, contractual commitments, and other related costs which would impose additional demands on our liquidity. In addition, notwithstanding our emergence from bankruptcy, we continue to be subject to actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects, could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity.

As described below under Defined Benefit Plan Funding, we are in discussions with the PBGC and its financial advisor regarding the impact of our de-leases of the Portsmouth and Paducah GDPs and related transition of employees as well as the continuing transition of our business on our defined benefit plan funding obligations.

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	Successor	Predecessor
	2015	2014
Net Cash (Used in) Operating Activities	$(45.1)	$(220.3)
Net Cash Provided by Investing Activities	6.6	12.3
Net Cash (Used in) Financing Activities	—	(0.8)
Net (Decrease) in Cash and Cash Equivalents	$(38.5)	$(208.8)

Operating Activities

Monetization of inventory purchased or produced in prior periods provided cash flow in the nine months ended September 30, 2015 as inventories declined $114.9 million due to sales deliveries exceeding product received under SWU purchase agreements. In addition, accounts receivable declined $39.0 million due to monetization in the current nine-month period without increased sales and billings. The net reduction of the SWU purchase payables balance of $131.7 million, due to the timing of purchase deliveries, was a significant use of cash flow in the nine-month period. The net operating loss of $71.6 million in the nine months ended September 30, 2015, net of non-cash charges including depreciation, amortization and actuarial losses from pension remeasurements, was a use of cash flow.

In the corresponding period in 2014, payment of the SWU purchase payables balance of $293.4 million, due to the timing of purchase deliveries, was a significant use of cash flow, as were cash payments made for reorganization items of $15.6 million and interest payments of $15.9 million made to former noteholders. The net operating loss of $74.3 million, net of non-cash charges including depreciation and amortization, was a use of cash flow. Monetization of inventory purchased or produced in prior periods provided cash flow in the nine-month period as inventories declined $177.0 million.

Investing Activities

There were no significant capital expenditures in the nine months ended September 30, 2015 or the corresponding period in 2014. Cash collateral deposits decreased $5.0 million in the nine months ended September 30, 2015, and $3.9 million in the corresponding period in 2014, commensurate with declines in surety bonds required for waste disposition.

Working Capital

	September 30, 2015	December 31, 2014
	(millions)
Cash and cash equivalents	$180.3	$218.8
Accounts receivable, net	20.3	58.9
Inventories, net	188.4	303.3
Other current assets and liabilities, net	(66.4)	(215.0)
Working capital	$322.6	$366.0

Defined Benefit Plan Funding

We contributed $7.5 million to the non-qualified defined benefit pension plans in the nine months ended September 30, 2015, and we expect to contribute less than $1.0 million in the remainder of 2015. We do not expect there to be a required contribution for the qualified defined benefit pension plans in 2015, and therefore, we do not expect to contribute in 2015. There is no required contribution for the postretirement health and life benefit plans under ERISA, and we do not expect to contribute in 2015.

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

We have been engaged in discussions with the PBGC since the Portsmouth GDP transition. In 2014, prior to enactment of the CFCAA, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC.  The Company has continued discussions with PBGC and its financial advisor and has engaged a financial advisor on this matter. The PBGC has indicated it would like to discuss the potential for the Company to make contributions to the pension in advance of statutory funding requirements as amended by the Highway and Transportation Funding Act of 2014. The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding of the qualified pension plans in the ordinary course and expects to do so, but there is no assurance that the PBGC will agree with that approach.

Capital Structure and Financial Resources

At September 30, 2015, our debt consisted of $247.6 million of PIK Toggle Notes. The PIK Toggle Notes will mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology. The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, interest for the twelve months ended September 30, 2015 was paid as $12.0 million in cash and $7.2 million in PIK payments. For any interest payment date from October 1, 2015, through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest period ending March 31, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum.

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

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our purchase commitments under the Russian Supply Agreement and the license agreement with DOE relating to the American Centrifuge technology disclosed in our 2014 Annual Report on Form 10-K, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2015 or December 31, 2014.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 of the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2015, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At September 30, 2015, our debt consisted of the PIK Toggle Notes with a balance sheet carrying value of $247.6 million. The estimated fair value of the PIK Toggle Notes was $75.8 million based on the most recent trading price as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The following information supplements and amends our discussion set forth under Part I, Item 1, Legal Proceedings, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as previously supplemented and amended by the information set forth under Part II, Item 1, Legal Proceedings, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

On December 31, 2014, our subsidiary, Enrichment Corp., submitted a demand for binding arbitration to Entergy Services, Inc. and Entergy Nuclear Fuels Company (together with Entergy Services, Inc., “Entergy”) to resolve a dispute regarding their alleged repudiation of two sales contracts (the “Contracts”) with Enrichment Corp. On July 29, 2015, Enrichment Corp. and Entergy entered into a mutually acceptable Confidential Settlement Agreement (the “Settlement Agreement”) that resolved the arbitration through modifications to the Contracts.  No monetary awards or payments will be made with respect to the Settlement Agreement. The Settlement Agreement represents a full and final resolution of the dispute related to the Contracts. A settlement was anticipated during the establishment of the non-cash intangible assets recorded through the application of fresh-start accounting on September 30, 2014. The Company concluded that the modifications made to the contracts with Entergy do not indicate that the related backlog intangible assets are no longer recoverable, and did not result in an impact to the balance of backlog intangible assets as of September 30, 2015.

Centrus is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as previously supplemented and amended by the information set forth under Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

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

Centrus Energy Corp.

Date:	November 12, 2015	By:	/s/ Stephen S. Greene
Stephen S. Greene
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 005 dated July 7, 2015 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2). (a)

10.2
Amendment No. 006 dated September 4, 2015 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2). (a)

10.3
Modification 23 dated July 22, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.4
Modification 24 dated August 3, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

10.5
Modification 25 dated August 14, 2015 to Subcontract No. 4000130255 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing USEC Inc. as Seller for Centrifuge Information and Analysis, dated May 1, 2014. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

101	Condensed consolidated financial statements from the quarterly report on Form 10-Q for the quarter ended September 30, 2015, filed in interactive data file (XBRL) format.

(a)	Filed herewith.