Form 10-K
period 2015-12-31
CENTRUS ENERGY CORP
filed 2016-03-23
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

Two Democracy Center, 6903 Rockledge Drive, Bethesda, Maryland 20817
(301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.10 per share	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2015, was $27.9 million. As of March 15, 2016, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2016 annual meeting of shareholders to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to the adoption of fresh start accounting; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks related to the limited trading markets in our securities and risks relating to our ability to maintain the listing of our common stock on the NYSE MKT LLC; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); uncertainty regarding our ability to commercially deploy competitive gas centrifuge enrichment technology; our dependence on deliveries of LEU from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX” (“TENEX”) and other sources of supply; risks related to our ability to sell the LEU we procure under our purchase obligations under our supply agreements including the Russian Supply Agreement; risks related to our ability to sell LEU we procure that is subject to the allocation of quotas that limit our ability to import Russian LEU we purchase under the Russian Supply Agreement into the United States, trade barriers and contract terms that limit our ability to deliver LEU to customers in other countries, and risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of TENEX to perform under the Russian Supply Agreement, including the imposition of sanctions, restrictions or other requirements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of production capability; risks associated with our reliance on third-party suppliers to provide essential services to us; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; the impact of government regulation by the U.S. Department of Energy and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); risks and uncertainties regarding funding for the American Centrifuge project and our ability to enter into a new agreement with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory for continued research, development and demonstration of the American Centrifuge technology; the competitive environment for our products and services; the potential for further demobilization or termination of the American Centrifuge project; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of low-enriched uranium (“LEU”) for commercial nuclear power plants. References to “Centrus”, the "Company", or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus unless the context otherwise indicates. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity and we supply LEU to both domestic and international utilities for use in a growing fleet of nuclear reactors worldwide. Centrus is a leader in the development of advanced uranium enrichment technology and is performing research and demonstration work to support U.S. energy and national security.

As a long-term supplier of LEU to our customers, our goal is to provide value through the reliability and diversity of our supply sources. We provide LEU from multiple sources including our inventory and long-term supply contracts and spot purchases. We ceased enrichment at our production facility in 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities.

Our long-term objective is to resume commercial enrichment production. We anticipate having a contract with the operator of Oak Ridge National Laboratory (“ORNL”) funded by the U.S. Department of Energy (“DOE”) to conduct research, development and demonstration of advanced centrifuge technology for the U.S. government. We believe that this technology will play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives.

Evolution of Our Business

In 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and on September 30, 2014, the Company emerged from that bankruptcy as Centrus Energy Corp. In 2015, a new management team was assembled to reposition the Company for long-term success with a focus on strategic positioning, expanding sales and business development.

Today, Centrus is a very different company than USEC was three years ago:

•
Shift in strategic priorities: Due to oversupply in the enrichment market, Centrus does not plan for near term deployment of a commercial scale uranium enrichment facility.  However, Centrus is continuing to advance its centrifuge technology, preserving its operating license from the U.S. Nuclear Regulatory Commission (“NRC”) and plans to deploy a commercial scale enrichment facility over the long term as market conditions recover. We are pursuing strategic relationships that would capitalize on Centrus' unique assets, including our NRC license, our operational expertise, and our significant technical capabilities.

•
Better positioned in the market: Without the large capital and overhead costs of a production facility, Centrus is positioned to obtain supply at a low price from a market that continues to be oversupplied, which will provide an advantage in pursuing sales opportunities.

•
Technology leader: Centrus expects to retain its core expertise and world leading technical, engineering and manufacturing capabilities in Oak Ridge, Tennessee through our anticipated contract with the operator of ORNL.

•
Revised supply agreement: In late 2015, the new management team successfully completed a renegotiation of the company’s supply contract with Russia; better matching the agreement to market opportunities and extending the agreement to at least 2026.

•
Diversified supply base: Centrus' new leadership team is focused on expanding and diversifying our supply base to provide additional value to our customers.  Over the course of 2015, Centrus entered into new agreements with primary producers of uranium enrichment expanding both our sources of supply and increasing the number of possible delivery locations for enriched uranium.  In addition, Centrus acquired additional enrichment supply from the excess inventories of utility operators of nuclear power plants and from other secondary sources of enrichment supply.

•
Solidifying our position for the long term: Centrus has long-term sales and supply contracts in place that extend well into the next decade, which will provide an extended stream of revenue for many years. This will give the Company flexibility to continue growing as the global enrichment market recovers. In the meantime, we continue to book new sales and take advantage of present market conditions to obtain new low cost supply.

We believe that Centrus’ position as a leading provider of enriched uranium and our long-standing global relationships will enable an increase in future market share for the Company. We are well-positioned to capitalize on our heritage, industry-wide relationships, and diversity of supply to provide reliable and competitive enrichment sourcing. Centrus continues to be valued by our customers as a source of diversity, stability, and competition in the enrichment market. Moreover, our smaller size and lower fixed costs can be advantageous in the current excess capacity market.

For a discussion of the potential risks and uncertainties facing our business, see Item 1A, Risk Factors.

Uranium and Enrichment

Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia and several other countries. According to the World Nuclear Association, there are adequate measured resources of uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: uranium-235 (“U235”) and uranium-238 (“U238”). The concentration of U235 in natural uranium is only 0.711% by weight. Most commercial nuclear power reactors require LEU fuel with a U235 concentration greater than natural uranium and up to 5% by weight. Uranium enrichment is the process by which the concentration of U235 is increased to that level.

LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium used in the production of LEU under this formula is referred to as its uranium or “feed” component.

Historically, we produced or acquired LEU from two principal sources. We produced LEU at the Paducah gaseous diffusion plant ("Paducah GDP") in Paducah, Kentucky that we leased from DOE, and acquired LEU under a contract with Russia under the 20-year Megatons to Megawatts program. Under the Megatons to Megawatts program, we purchased the SWU component of LEU derived from dismantled nuclear weapons from the former Soviet Union for use as fuel in commercial nuclear power plants. We ceased enrichment at the Paducah GDP at the end of May 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities.

While in some cases customers purchase both the SWU and uranium components of LEU from us, utility customers typically provide uranium to us as part of their enrichment contracts, and in exchange we deliver LEU to these customers and charge for the SWU component. As of December 31, 2015, we held uranium at licensed locations to which title was held by customers and suppliers with a value of $0.4 billion based on published price indicators. Title to uranium provided by customers generally remains with the customer until delivery of LEU, at which time title to LEU is transferred to the customer and we take title to the uranium.

The following outlines the steps for converting natural uranium into LEU fuel, commonly known as the nuclear fuel cycle:

Mining and Milling. Natural, or unenriched, uranium is removed from the earth in the form of ore and then crushed and concentrated.
Conversion. Uranium concentrates (“U3O8”) are combined with fluorine gas to produce uranium hexafluoride (“UF6”), a solid at room temperature and a gas when heated. UF6 is shipped to an enrichment plant.
Enrichment. UF6 is enriched in a process that increases the concentration of the U235 isotope in the UF6 from its natural state of 0.711% up to 5%, which is usable as a fuel for light water commercial nuclear power reactors.
Fuel Fabrication. LEU is then converted to uranium oxide and formed into small ceramic pellets by fabricators. The pellets are loaded into metal tubes that form fuel assemblies, which are shipped to nuclear power plants.
Nuclear Power Plant. The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate approximately 19% of U.S. electricity and 11% of the world’s electricity.
Used Fuel Storage. After the nuclear fuel has been in a reactor for several years, its efficiency is reduced and the assembly is removed from the reactor’s core. The used fuel is warm and radioactive and is kept in a deep pool of water for several years. Many utilities have elected to then move the used fuel into steel or concrete and steel casks for interim storage.

Products and Services

Low-Enriched Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of natural uranium.

Revenue for our LEU segment accounted for approximately 85% of our total revenue in 2015. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 41% of revenue from our LEU segment in 2015. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts.

Contract Services

As described below under Advanced Technology, Manufacturing, and Engineering Capability, we performed American Centrifuge research and technology activities as a contractor with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor of ORNL for DOE. Revenue and cost of sales for work that we perform as a contractor to UT-Battelle are reported in the contract services segment. The contract services segment also includes limited services provided by Centrus to DOE and its contractors in Piketon, Ohio and previously at the Paducah GDP.

Revenue by Geographic Area, Major Customers and Segment Information

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Successor		Predecessor
	Year Ended Dec. 31, 2015	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	2014 Combined
United States	$272.8	$109.1	$280.3	$389.4
Foreign:
Japan	77.8	14.4	74.8	89.2
Belgium	55.5	—	35.1	35.1
Other	12.1	0.1	0.3	0.4
	145.4	14.5	110.2	124.7
Total revenue	$418.2	$123.6	$390.5	$514.1

In 2015, our 10 largest customers represented 97% of total revenue and our three largest customers represented 53% of total revenue. Revenue from Exelon Corporation, the U.S. government and its contractors, Synatom S.A. and Kansai Electric Power Co., Inc. represented approximately 25%, 15%, 13% and 10%, respectively, of total revenue in 2015. Revenue from the Tennessee Valley Authority, Entergy Corporation, and the U.S. government and its contractors represented approximately 31%, 18% and 13%, respectively, of total revenue in 2014. No other customer represented more than 10% of total revenue in 2015 or 2014. Revenue by segment follows (in millions):

	Successor		Predecessor
	Year Ended Dec. 31, 2015	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	2014 Combined
LEU segment revenue	$355.4	$101.8	$347.5	$449.3
Contract services segment revenue	62.8	21.8	43.0	64.8
Total revenue	$418.2	$123.6	$390.5	$514.1

Reference is made to segment information reported in Note 19 to the consolidated financial statements.

SWU and Uranium Sales Order Book

The SWU component of LEU is typically bought and sold under long-term contracts with deliveries over several years. Our order book of sales under contract (“order book”, or referred to in previous SEC filings as “backlog”) extends for more than a decade. Over the course of 2015, we made significant deliveries while also adding new long-term sales. As of December 31, 2015, our order book was $2.3 billion compared to $2.7 billion at December 31, 2014. We anticipate SWU and uranium revenue from the sales currently under contract in our order book in a range of $250 million to $275 million during 2016.

Most of our contracts provide for fixed purchases of SWU during a given year. Our estimate of the aggregate dollar amount of future SWU and uranium sales is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. Our order book estimate is also based on our estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. We use external composite forecasts of future market prices and inflation rates in our pricing estimates.

Our order book is subject to various risks. Certain contracts included in the order book have sales prices that are significantly above current market prices. Customers may seek to limit their obligations under these existing contracts or may elect to discontinue contracts that have termination rights. Some long-term contracts in our order book were established with milestones related to the deployment of the American Centrifuge Plant (“ACP”) in Piketon, Ohio, that permit termination with respect to portions of the contract under limited circumstances that vary across the contracts. Some of these customers have indicated they expect to exercise their contract termination rights. While we have waived, eliminated or renegotiated those termination rights where possible, we estimate that approximately $0.8 billion (35%) of our order book remains at various levels of risk due to milestones related to ACP deployment.

We are also working with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources. However, we have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our order book and our prospects.

Russian Supply Agreement

From 1993 to 2013, in addition to marketing the output of the gaseous diffusion plants we previously operated under lease from the government, we sold enriched uranium fuel derived from former Soviet nuclear warheads under the highly successful Megatons to Megawatts program. The program eliminated enough weapons grade material for 20,000 warheads, and provided the fuel for roughly 10% of America’s electricity over its 20-year term.

We now purchase SWU contained in LEU from Russia supplied to us under a 2011 agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX” (“TENEX”). Unlike the Megatons to Megawatts program, in which we acted as the U.S. government’s executive agent, the LEU supplied under the Russian Supply Agreement is a commercial arrangement sourced from Russian enrichment production.

In December 2015, we successfully negotiated an amendment to the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our sales order book, and restrictions on the import of Russian LEU. The amendment, which is subject to approval of the Russian State Atomic Energy Corporation (“Rosatom”), extends the Russian Supply Agreement beyond 2022 and gives us the right to reschedule quantities of SWU into the period 2023-2026, in return for the purchase of additional SWU in those years.

Under the terms of the amended Russian Supply Agreement, we will have the option to reschedule to 2023-2026 up to approximately 7.7 million SWU of the approximately 16.6 million SWU remaining to be purchased, subject to an increase in our purchase obligation as compensation for our deferring the purchase to those years and a change in the terms for ordering enriched uranium included in the amendment. These compensatory SWU, which could increase our purchase obligation after 2022 to approximately 10 million SWU, will be calculated on a yearly basis beginning at the end of 2022.  We will take these SWU in 2023-2026, but will have the right to move purchases in excess of 2.25 million SWU per year to the first year after 2026 in which such excess can be purchased without exceeding the 2.25 million SWU limit. The amendment also provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if we fail to submit orders for such SWU.  We would then have the right to take the unordered SWU in the following year. The recent modification did not change the pricing terms for

SWU under the Russian Supply Agreement, which are based on a mix of market-related price points and other factors.

Under the Russian Supply Agreement, we purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. The LEU is subject to quotas and other restrictions applicable to commercial Russian LEU that did not apply to LEU supplied to us under the Megatons to Megawatts program. These quotas and restrictions could adversely affect our ability to sell the commercial Russian SWU that we purchase under the Russian Supply Agreement. These quotas limit the amount of Russian LEU that can be imported into the United States for U.S. consumption. The total quota currently available to TENEX is equal to approximately 20% of the U.S. demand, or about 3 million SWU per year, from 2014 through 2020, with additional quantities of Russian LEU to be imported for use in the initial fueling of new U.S. reactors exempt from the quotas. At this time there are no quotas applicable after 2020. The quotas are subject to adjustment by the U.S. Department of Commerce (“DOC”) in 2016 and 2019. The Russian Supply Agreement only gives us the right to use a portion of this quota, which is less than the amount of Russian LEU that we need to order to meet our SWU purchase obligations to TENEX. We can ask TENEX for additional quota, which they can allocate to us at their discretion. We expect most of the Russian LEU that we order during the term of the Russian Supply Agreement will need to be delivered to customers who will use it in foreign reactors.

The Russian LEU that we deliver to foreign customers can be delivered either at fabrication facilities in the United States or in foreign countries. There is a separate quota that applies to deliveries of Russian LEU to foreign customers at U.S. fabrication facilities that requires that the LEU be processed and re-exported within a certain period of time. At our request, the DOC approved our proposal that Japanese customers with existing contracts with our subsidiary be allowed to physically store Russian LEU in the United States pending the restart of nuclear reactors in Japan. Under this approval, Japanese customers who wish to store Russian LEU in the United States pending restart of their reactors can do so under conditions intended to protect the U.S. market while the material is in storage. This material would not have to be re-exported until it is withdrawn from storage.

The amount of SWU we must purchase from TENEX under the Russian Supply Agreement in some years exceeds our current sales order book and therefore we will need to make new sales to place all the Russian LEU we must order to meet our SWU purchase obligations to TENEX. In addition, due to quotas and other limitations, not all of our delivery obligations under our existing contracts can be met with Russian LEU. We intend to procure LEU from other sources in order to supply the customers who cannot be supplied effectively with Russian LEU or from our existing inventory.

Advanced Technology, Manufacturing, and Engineering Capability

The Company has a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering, testing and demonstration facilities in Tennessee and Ohio and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production, including deployment of our American Centrifuge, Centrus’ advanced uranium enrichment gas centrifuge technology.

In October 2015, DOE issued a report to Congress finding that the U.S. must restore its domestic uranium enrichment capability in the future. After evaluating a range of possible technologies, DOE found that the American Centrifuge is the “most technically advanced and lowest risk option” for restoring U.S. uranium enrichment capability to meet long-term national security requirements. The report identified existing sources of enriched uranium fuel that may be available, subject to varying levels of risk, to meet U.S. national security needs through 2041.

From 2012-2013, the U.S. government and Centrus jointly funded the construction of a demonstration cascade of the American Centrifuge technology in Piketon, Ohio. The demonstration cascade completed its mission after nearly two years of continuous operations, delivering valuable operational data to inform future deployment efforts. In September 2015, DOE announced the conclusion of the federally funded demonstration effort. Effective October 1, 2015, funding for the demonstration cascade was discontinued and the program was consolidated at our engineering and testing facilities in Oak Ridge, Tennessee. We anticipate that DOE, through UT-Battelle, will extend our development work in Oak Ridge with a contract through September 30, 2016.

The Company continued funding cascade operations in Piketon from its own funds while it explored potential alternative use of the facility. Subsequently, on February 19, 2016, we announced our decision to commence with the decontamination and decommissioning (“D&D”) of the Piketon demonstration cascade, and to reduce staffing levels. We will preserve a core staff, expertise, and facilities at Piketon to enable the facility to be used to support the Company’s other business development initiatives as needed.

We intend to resume commercial production when market conditions warrant. Today, the economics for commercial deployment of new enrichment capacity are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU, which are now at their lowest levels in more than a decade. Market conditions are expected to improve in the long term.

We currently intend to continue to maintain our NRC license to construct and operate a commercial enrichment facility in Piketon. The 30-year license expires in 2037 and includes authorization to enrich uranium to a U235 assay of up to 10%. The commercial license is based on a plant designed with an initial annual production capacity of 3.8 million SWU.

We lease the Piketon facility from DOE. The process buildings encompass more than 14 acres under roof. The current lease term is through June 2019. We have the option to extend the lease term for additional five-year terms up to 2043 provided we certify that we meet certain conditions. Thereafter, we also have the right to extend the lease for up to an additional 20 years, through 2063, if we agree to demolish the existing buildings leased to us after the lease term expires and subject to certain other conditions. Rent is based on the cost of lease administration and regulatory oversight in Piketon and is approximately $1.5 million for 2016. We may terminate the lease upon three years’ notice. DOE may terminate for default, including if DOE is able to exercise its remedies with respect to the ACP under our agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), or if there is an uncured production shortfall. The lease provides DOE with the right to terminate upon notice and applicable cure period in the event we fail to produce an average of 1 million SWU per year measured over a rolling two year performance period commencing with the two year period starting in April 2011. We are not currently producing at the 1 million SWU per year average. In the event DOE issues a notice under the lease, we would have 180 days to cure or to begin to cure if more than 180 days are reasonably required to cure.

Competition and Foreign Trade

We estimate that the enrichment industry market is currently about 50 million SWU per year. Our global market share is approximately 4 percent. Global LEU suppliers compete in the highly competitive industry primarily in terms of price and secondarily on reliability of supply and customer service. The three largest LEU suppliers comprise an estimated 90 percent of market share combined:

•	Rosatom, a Russian government entity, which sells LEU through its wholly owned subsidiary TENEX;

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two German utilities; and

•	Areva, a company largely owned by the French government.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 19.1 million SWU per year at the end of 2015. Urenco has announced plans to continue a slow expansion at its Urenco USA facility with a target of adding an additional 1 million SWU by 2022.

Areva’s gas centrifuge enrichment plant in France began commercial operations in 2011 and more than 96% of the plant’s nominal capacity of 7.5 million SWU was reported to be in service at the end of 2015. Areva has announced that it will reach its full capacity of 7.5 million SWU per year by the end of 2016. In October 2011, the NRC issued an operating license to Areva for the Eagle Rock plant near Idaho Falls, Idaho. Areva’s original plan called for initial production in 2014 but Areva has placed its plans for the Eagle Rock plant on hold. Furthermore, under a new strategic plan, Areva suspended planned capacity expansions for its domestic gas centrifuge plant beyond 7.5 million SWU.

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

There are also producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets. China is emerging as a growing producer and has begun to supply limited quantities of LEU to foreign markets. China’s commercial SWU production capacity is estimated to be in the range of 4.5 to 4.8 million SWU per year at the end of 2015. Additional capacity is also under construction at the existing enrichment plants, which is expected to add an additional 3.0 million SWU per year by 2017, in order to meet Chinese internal SWU requirements.

In addition, GE Hitachi Global Laser Enrichment (“GLE”) has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology. The NRC issued GLE a license in September 2012 for a proposed plant in Wilmington, North Carolina. More recently GLE has expressed an interest in deploying enrichment capacity at the site of the Paducah GDP. In recent quarters, sponsors of the GLE consortium have written off their investment in the project, and the GLE project staff has been significantly reduced. All GLE activities at the Oak Ridge, Tennessee facility have been shut down, but work continues at the Wilmington Test Loop facility.

LEU may also be produced by down-blending government stockpiles of highly enriched uranium. Governments control the timing and availability of highly enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. Given the current oversupplied nuclear fuel market, any additional LEU from down-blended highly enriched uranium released into the market would have a negative effect on prices for LEU.

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

Limitations on Imports of LEU from Russia

Imports into the United States of LEU and other uranium products produced in the Russian Federation (including LEU imported under the Russian Supply Agreement but not the LEU imported through the end of 2013 under the Megatons to Megawatts program) are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. The September 2008 legislation provides that it supersedes the Russian Suspension Agreement in cases where they conflict.

The September 2008 legislation imposes annual quotas on imports of Russian LEU through 2020. From 2008 to 2011, the quotas only permitted a small amount of LEU to be imported. The quotas increased moderately in 2012 and 2013, and then from 2014-2020 are set at an amount equal to approximately 20% of projected annual U.S. consumption of LEU, based on a market report published in 2005 by the World Nuclear Association (the “2005 WNA Report”). These statutory import quotas are substantially similar to the export quotas established under the Russian Suspension Agreement discussed below, which also were based on the 2005 WNA Report. However, the legislation also includes the possibility of expanded quotas of up to an additional 5% of the domestic market annually beginning in 2014 if the Russian Federation continues to down-blend highly enriched uranium after the completion of the Megatons to Megawatts program. As with the Russian Suspension Agreement, the legislation also permits unlimited imports of Russian LEU for use in initial cores for any new U.S. nuclear reactor.

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

Both the Russian Suspension Agreement and the September 2008 legislation permit the Secretary of Commerce to increase the quotas for Russian LEU in situations where supply is insufficient to meet U.S. demand for LEU. In addition, under the terms of the February 2008 amendment and the September 2008 legislation, the DOC is scheduled to adjust the quotas to match projected reactor demand for years after the publication of the 2005 WNA Report. This adjustment could result in an increase or decrease of the quotas but is not expected to affect deliveries under contracts that were unconditionally approved by the DOC prior to the change.

Limitations on Imports of LEU from France

The DOC imposed an antidumping order on imports of French LEU in 2002.  In December 2012, the DOC and the U.S. International Trade Commission (“ITC”) initiated separate reviews to determine if the antidumping order should remain in place.  This was the second round of “sunset reviews” of the antidumping order. The first round of reviews in 2007 concluded that termination of the antidumping order would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. LEU industry (a determination made by the ITC), which resulted in the order being maintained.

In April 2013, the DOC determined that revocation of the antidumping order would result in the resumption of dumping of French LEU and therefore the order should remain in place.  In November 2013, the ITC commissioners, by a 3-1 vote, determined that revocation of the order would lead to continuation or recurrence of material injury to the domestic enrichment industry. Accordingly, the DOC’s order imposing duties on French LEU to offset dumping will remain in place through at least 2018.

Environmental Matters

The Company's prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. Wastes from our prior operations at the Paducah GDP were shipped to off-site treatment and disposal facilities. As of December 31, 2015, Centrus has a recorded liability of $1.0 million for the processing of remaining quantities at these facilities.

The Paducah GDP was operated by agencies of the U.S. government for approximately 40 years prior to the Company's privatization in 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plant. On October 21, 2014, all of the leased portions of the Paducah GDP were de-leased by the Company and returned to DOE. Pursuant to a June 2014 agreement with DOE, the lease terminated with respect to the Paducah GDP on August 1, 2015. The USEC Privatization Act and the lease for the plant provide that DOE remains responsible for the decontamination and decommissioning of the Paducah GDP site.

The Company ceased uranium enrichment at the Portsmouth GDP in 2001. During subsequent years, the Company maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, the Company completed the transition of Portsmouth site facilities to DOE. As part of the transition, at the Company’s request, the NRC terminated the Company’s certificate of compliance for the Portsmouth site. In connection with the return of facilities, DOE agreed to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. The Company agreed to pay DOE its cost of disposing of such wastes. As of December 31, 2015, Centrus has a recorded liability of $0.7 million for the processing of remaining waste quantities.

We continue to incur costs for compliance with environmental laws and regulations as a result of operations at the American Centrifuge project, including the handling, treatment and disposal of hazardous, low-level radioactive and mixed wastes generated. Unanticipated events or regulatory developments could cause the level of expenditures to maintain compliance to vary substantially from planned spending.

Employees

A summary of our employees by location follows:

	No. of Employees at December 31,
Location	2015	2014
Piketon, OH	255	282
Oak Ridge, TN	120	145
Bethesda, MD	58	61
Paducah, KY	13	19
Total Employees	446	507

As of December 31, 2015, there are 76 employees represented by the United Steelworkers ("USW"), including 66 employees at the advanced technology facility in Piketon. A majority of eligible workers at the advanced technology facility voted in February 2013 to be represented by the USW and there is currently no collective bargaining agreement in place. We are engaged in bargaining with the USW on the terms of a collective bargaining agreement. There are also 10 employees (9 at Paducah and 1 at Piketon) who are not active at work, and therefore not included in the numbers above who are represented by the USW, and who are currently receiving disability payments.

For details concerning ongoing workforce reductions in connection with the conclusion of the federally funded advanced technology demonstration effort in Piketon, Ohio, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Our website is www.centrusenergy.com. We make available on our website, or upon request, without charge, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Item 1A. Risk Factors

The following discussion sets forth the material risk factors that could affect Centrus’ financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect the Company. Below, we describe certain important operational, financial, strategic and legal and compliance risks.

Operational Risks

Operational risks relate to risks arising from systems, processes, people and external events that affect the operation of our business, including supply chain and business disruption and data protection and security, including cyber security.

We are dependent on existing inventory, purchases of Russian LEU and purchases from other suppliers to meet our obligations to customers.

We ceased enrichment at the Paducah GDP at the end of May 2013. The economics, timing and ability of Centrus to commercialize an advanced uranium enrichment centrifuge technology as a replacement for the Paducah GDP are uncertain. As a result, we are dependent on existing inventory, purchases of Russian LEU, and purchases from other suppliers to meet our obligations to customers. We are acquiring alternative sources of supply in the market, given the current oversupply. The availability, cost and terms of additional alternative sources of supply are subject to variables that are difficult to predict. A significant delay in, or stoppage or termination of, deliveries of LEU under those supply agreements could adversely affect our ability to make deliveries to customers and would adversely affect revenues and results of operations. A delay, stoppage or termination could occur due to a number of factors, including logistical problems with shipments, commercial or political disputes between the parties or their governments, imposition of sanctions in response to geopolitical events or a failure or inability by either party to meet the terms of such agreements. An interruption of deliveries could adversely impact our business, results of operations, and prospects.

We may be unable to sell all of the LEU purchased under supply agreements including the commercial Russian LEU that is purchased under the Russian Supply Agreement, for prices that cover our purchase costs, which could adversely affect profitability and the viability of our business.

We may not achieve the anticipated benefits from supply agreements we enter into, including the Russian Supply Agreement, because of current market prices for LEU and restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation. The pricing mechanisms of our supply agreements may not align with pricing provided in our new or existing sales contracts and could result in sales prices that do not cover our purchase costs. The price we are charged for the SWU component of Russian LEU under the Russian Supply Agreement is determined by a formula that combines a mix of market-related price points and other factors. A multi-year retrospective view of market-based price points in the formula is used to minimize the disruptive effect of short-term swings in these price points, but may result in prices that are not aligned with the prevailing market prices when those prices are depressed, or declining as is currently the case. Currently, the price we pay for Russian LEU is above current market prices. Further, there are floor prices applicable to the calculation of the price for such SWU. The agreement provides for reexamination of a key element of the pricing formula in later years to account for significant increases or decreases in market prices. We expect this will result in a reduction in the price we would pay in those years, but there can be no assurance that an unexpected change will not occur that could lead to a different result. Other existing or new supply agreements may have pricing mechanisms that may not be aligned with market prices. These factors may limit our ability to make new sales at prices that exceed the purchase price we pay for the LEU.

Restrictions on imports or sales of Russian LEU could adversely affect our ability to sell commercial Russian LEU purchased under the Russian Supply Agreement which could adversely affect profitability and the viability of our business.

While the prices included in existing sales contracts in our order book currently exceed the price we pay for Russian LEU, our ability to place Russian LEU into existing contracts is subject to U.S. import limitations and, in some cases, the contracts’ terms.

Sales of Russian LEU are more challenging than sales of non-Russian material. Some of our customers are unable or unwilling to accept Russian LEU. In addition, we may not achieve the anticipated benefits from the Russian Supply Agreement because of restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation. These imports are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended. The quota is subject to periodic review by the DOC. The next review occurs in 2016 and the quota for the amount of Russian LEU could be increased or reduced as a result of the review. Under the Russian Supply Agreement, we are only permitted to use a portion of the quotas to make sales in the United States. Uncertainty about the quota in future years or a reduction in the quota could impact our ability to make future sales of Russian LEU. We also are dependent upon TENEX to grant us the right to use the available quotas.

The Russian LEU that we cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States. The ability to sell to those utilities may be limited by policies of foreign governments or regional institutions that seek to restrict the amount of Russian LEU purchased by utilities under their jurisdiction, as well as requirements that Russian LEU imported into the United States to be used to fabricate fuel for foreign customers must be processed and re-exported within a certain period of time. In addition, foreign utilities who take delivery of LEU from us in the United States may be unwilling to cooperate with us in meeting the requirements under U.S. law to permit us to import Russian LEU to deliver to them. Further, geopolitical events, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU from Russia to customers. An interruption of deliveries under the Russian Supply Agreement could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Even in the absence of sanctions or other legal restrictions, customers may be unwilling to agree to purchase or amend contracts to permit delivery of the Russian LEU. Accordingly, while we expect to secure supplies of non-Russian LEU in the currently oversupplied market in order to meet our contract obligations, there is no assurance that we will be successful in our efforts to sell Russian LEU in or outside of the United States.

We face risks associated with reliance on third-party suppliers to meet customer commitments.

We rely on third-party suppliers to provide essential services to the Company, such as the storage and management of inventory, transportation and radiation protection. We face the risk that those service providers may not perform on time, with the desired quality or at all for a variety of reasons, many of which are outside our control. Alternative third-party suppliers may not be readily available or may be more costly. As a result of such risks, we may be unable to meet our customer commitments, our costs could be higher than planned, and our relationship with customers could be negatively affected, all of which could adversely affect our business, results of operations, and prospects. Customers place great value in the reliability of their supply of fuel for their reactors. Failure to make a delivery could have an adverse effect on our ability to make new sales and could have an adverse effect on our business, results of operations, and prospects.

Periodically, events or issues arise that may affect the performance of our suppliers.  There can be no assurance that the steps we take to address these events or issues will be successful in minimizing potential impacts to the Company and our customers.  Unless adequately addressed, such events or issues could adversely affect our business, results of operations, and prospects.

Dependence on our largest customers could adversely affect us.

In 2015, our 10 largest customers represented 97% of total revenue and our three largest customers represented 53% of total revenue. A reduction in purchases from our largest customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business, results of operations, and prospects.

We are seeing increased price competition as competitors and secondary suppliers lower their prices to sell excess supply created by current market conditions. This has adversely affected our sales efforts. Because price is a significant factor in a customer’s choice of a LEU supplier, when contracts come up for renewal, customers may reduce their purchases from us if we are not able to compete on price, resulting in the loss of new sales contracts. Once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, particularly with the largest customers, our ability to raise prices to respond to increases in costs or other developments may be limited. In addition, because we have a commitment to acquire Russian LEU under the Russian Supply Agreement, any reduction in purchases by the customers below the level required for us to resell both our inventory and the Russian material could adversely affect our business, results of operations, and prospects.

The dollar amount of the sales order book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty.

Our order book of sales is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. There is no assurance that the revenues projected will be realized, or, if realized, will result in profits. Most of our contracts provide for fixed purchases of SWU during a given year. Our estimate of the order book is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that may prove to be inaccurate. The order book is also based on estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable, particularly in light of general uncertainty in the nuclear market and the economy generally. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. These forecasts may not be accurate, and therefore estimates of future prices could be overstated. Any inaccuracy in estimates of future prices would add to the imprecision of the order book estimate.

For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under existing contracts, and the timing of customer purchases under those contracts, may differ from estimates. Customers may not purchase as much as we predicted, nor at the times we anticipated, as a result of operational difficulties, changes in fuel requirements or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the order book. Customers could also seek to modify or cancel orders in response to concerns regarding our financial strength or future business prospects. Further, financial and operational issues facing our customers could affect the order book.

The order book includes sales prices that are significantly above current market prices. Customers may seek to limit their obligations under these existing contracts or may be unwilling to continue contracts that have termination rights. Some long-term contracts in our order book were established with milestones related to the ACP that permit termination with respect to portions of the contract under limited circumstances that vary across the contracts. While we have waived, eliminated or renegotiated those termination rights where possible, we estimate that approximately 35% of our order book remains at various levels of risk due to milestones related to ACP deployment. Some of these customers have indicated they expect to exercise such contract termination rights. We are also working with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources during the transition period. We have no assurance that our customers will agree to revise existing contracts or will not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our order book and our prospects.

Failures or security breaches of information technology (“IT”) systems could have an adverse effect on our business.

Our business requires us to use and protect classified, sensitive and other protected information as well as business proprietary information and intellectual property. Our computer networks and other IT systems are designed to protect this information through the use of classified networks and other procedures. A material network breach in the security of the IT systems could include the theft of our business proprietary and intellectual property. To the extent any security breach results in a loss or damage to data, or in inappropriate disclosure of classified or other protected information, it could cause grave damage to the country’s national security and to our business. One of the biggest threats to classified information we protect comes from the insider threat - an employee with legitimate access who engages in misconduct. Transitions in the business, in particular the potential for employee layoffs and other transitions, can increase the risk that an insider with access could steal our intellectual property.

Financial Risks

Financial risks relate to our financial condition, capital structure and ability to meet financial obligations and the price, volatility and ownership concentration of our Class A Common Stock.

Adoption of fresh start accounting beginning in the fourth quarter of 2014 may have a significant effect on our financial condition and future results of operations.

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

As part of the adoption of fresh start accounting upon our emergence from Chapter 11 bankruptcy, fair value adjustments for the Company were made that will adversely impact our results of operations in future periods. These adjustments:

•	significantly reduce the future gross profit impact of revenues that were deferred at emergence;

•	result in the amortization of sales order book and customer relationship intangible assets that were created at emergence; and

•	result in higher cost of sales as a result of increasing inventory values at emergence.

In addition, we evaluate the carrying value of identifiable intangible assets by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. If impairment is indicated, the asset carrying value will be reduced to fair market value, adversely impacting our results of operations and financial condition.

Additionally, the carrying value of the unidentifiable intangible asset, or excess reorganization value, is evaluated by performing an impairment test on at least an annual basis. The excess reorganization value was tested for impairment and was determined to be fully impaired as of December 31, 2015. An impairment charge of $137.2 million was recognized in 2015 for the carrying value of the excess reorganization value.

The Company has significant long-term liabilities.

While the restructuring under the Plan of Reorganization significantly reduced the amount of and extended the maturity of our debt, we emerged from Chapter 11 bankruptcy with significant long-term liabilities. In addition to the indebtedness under the PIK Toggle Notes, we still have substantial pension and postretirement health and life benefit obligations and other long-term liabilities. In addition, the terms of the indenture governing our PIK Toggle Notes will not restrict Centrus or any of its subsidiaries from incurring substantial additional indebtedness in the future.

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

•
we may be more vulnerable to adverse economic conditions and have less flexibility to plan for, or react to, changes in the nuclear enrichment industry which could place us at a competitive disadvantage compared to industry competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•	we may find it more difficult to obtain additional financing for future working capital, and other general corporate requirements; and

•
we will be required to dedicate a substantial portion of our cash resources to payments on the PIK Toggle Notes thereby reducing the availability of our cash to fund our operations, capital expenditures and future business opportunities.

If we incur substantial additional indebtedness, the foregoing risks would intensify. Additional information concerning the PIK Toggle Notes including the terms and conditions of the PIK Toggle Notes are described in Note 10, Debt, of the consolidated financial statements.

The Company has material unfunded defined benefit pension plans obligations and postretirement health and life benefit obligations. These liabilities are anticipated to require material contributions in future periods, which may divert funds from other uses and could adversely impact the Company’s liquidity and prospects.

Centrus and its subsidiary, United States Enrichment Corporation (“Enrichment Corp.”), maintain qualified defined benefit pension plans that are guaranteed by the Pension Benefit Guaranty Corporation (“PBGC”), a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act (“ERISA”). Centrus also maintains non-qualified defined benefit pension plans for certain executive officers. In addition, Enrichment Corp. maintains postretirement health and life benefit plans. These plans are anticipated to require material cash contributions in the future, which may divert funds from other uses and could adversely impact the Company’s liquidity depending on the timing of any required contributions or payments in relation to the Company’s sources of cash and other payment obligations. See also the Risk Factor, Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods.

In addition, we have been engaged in discussions with the PBGC regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e) related to the Company ceasing enrichment operations and returning the Portsmouth and Paducah GDP facilities to DOE. In the event the PBGC were to determine there are funding obligations under section 4062(e), the Company believes that any such liability would be fully satisfied under the provisions of the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The PBGC, however, has other authorities under ERISA that it may consider to address the Portsmouth and Paducah transitions or otherwise in connection with the Company’s qualified defined benefit pension plans. These authorities include, but are not limited to, initiating involuntary termination of underfunded plans and seeking liens or additional funding.

In 2014, prior to enactment of the CFCAA, the PBGC informed the Company that the PBGC had retained an outside financial advisor to advise the PBGC on the Company’s business and the need for and advisability of any actions that may be taken by the PBGC. The Company has continued discussions with PBGC and its financial advisor and has engaged a financial advisor on this matter. The PBGC has indicated it would like to discuss the potential for the Company to make contributions to the pension in advance of statutory funding requirements as amended by the Highway and Transportation Funding Act of 2014. In the event that the PBGC initiates involuntary termination actions or seeks liens or additional funding related to such plans, in light of current demands on our liquidity and depending on the timing and amount of any obligations that may arise from such PBGC actions, we might not have the cash needed to address such actions, which could have an adverse effect on our liquidity and prospects.

In addition, the PBGC could take the position that our decision to further demobilize the American Centrifuge project, either alone or taken together with the transition of the Portsmouth GDP and Paducah GDP, could create additional potential liabilities under ERISA Section 4062(e) or other provisions under ERISA with respect to either the Enrichment Corp. or the Centrus pension plans.

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

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level.  The financing obtained from Enrichment Corp. funds Centrus’ general corporate expenses, including cash interest payments on the PIK Toggle Notes. As a wholly owned subsidiary of Centrus, Enrichment Corp. has its own set of creditors and a separate board of directors, including independent directors (the “Enrichment Board”), who are elected by Centrus.  The Enrichment Board has authorized Enrichment Corp. to provide such funding and to provide a guarantee with respect to the PIK Toggle Notes issued under the Plan of Reorganization. Such current and future funding and support are conditional and dependent on Enrichment Corp.’s own financial condition and a determination by the Enrichment Board that such funding is in the interest of Enrichment Corp.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

In the period since the issuance of our Class A Common Stock, the price of our Class A Common Stock has been declining and remains subject to volatility, and the current market price of our Class A Common Stock may not be indicative of prices that will prevail in the future. The market price and level of trading of our Class A Common Stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading history subsequent to our emergence from Chapter 11 bankruptcy, our limited trading volume, the concentration of holdings of our Class A Common Stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results. The automatic conversion (with limited exceptions) of Class B Common Stock into Class A Common Stock upon the sale of Class B Common Stock could significantly adversely impact the trading price of the Class A Common Stock on the NYSE MKT.

Our PIK Toggle Notes are not listed on any securities exchange. No assurance can be given as to the liquidity of the trading market for the PIK Toggle Notes. The PIK Toggle Notes may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations for the PIK Toggle Notes may not be available. In addition, the trading prices of the PIK Toggle Notes will depend on many factors, including prevailing interest rates, the limited trading volume of the PIK Toggle Notes and the other factors discussed above with respect to the Class A Common Stock.

A small number of Class A stockholders may exert significant influence over the direction of the Company.

As of February 1, 2016, based solely on amounts reported in Schedule 13G filings with the SEC, two principal stockholders (those stockholders with beneficial ownership of more than 10% of our Class A Common Stock) collectively beneficially own approximately 28.7% of our Class A Common Stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger of the Company or sale of substantially all of the Company’s assets. These stockholders may have interests that differ from and may vote in a way adverse to other holders of Class A Common Stock. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of the Company.

Strategic Risks

Strategic risks relate to the Company’s future business plans and strategies, including the risks associated with: the global macro-environment in which we operate; the demand for our products and services, competitive threats and technology innovation.

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

The continued excess supply of LEU in the market could adversely affect our business, results of operations and prospects.

Approximately 60 reactors in Japan and Germany were taken off-line following the March 2011 earthquake and tsunami that caused irreparable damage to four reactors in Fukushima, Japan. Two reactors in Japan restarted commercial operation in 2015, and Japanese utilities have requested permission to restart a total of 21 reactors. Germany has shut down eight of its reactors and announced that it will be phasing out all 17 nuclear reactors by 2022. Although we do not serve any of the German reactors, the shutdown of any reactor contributes to the excess supply in the market.

The events at Fukushima and its aftermath have negatively affected the balance of supply and demand. This impact could continue to grow depending on the length and severity of delays or cancellations of deliveries. The longer that this demand is reduced or absent from the market, the greater the cumulative impact on the market. Market prices for our products are at their lowest levels in more than a decade and this trend could continue or worsen. Suppliers whose deliveries are cancelled or delayed due to shutdown reactors or delays in reactor refuelings have excess supply available to sell in the market. This has adversely affected our success in selling LEU. The events have created significant uncertainty and our business, results of operations, and prospects have been and in the future could be adversely affected.

We have long been a leading supplier of LEU to Japan and TEPCO, owner of the Fukushima plant, has historically been one of our largest customers. Sales to Japanese utility customers in 2015 were $77.8 million. A portion of these contracts are requirements contracts and therefore sales to Japanese utility customers with such contracts could be delayed or ultimately canceled depending on how quickly their reactors return to service. If deliveries under contracts included in our order book are significantly delayed, modified or canceled, because purchases are tied to requirements or because customers seek to limit their obligations under existing contracts, our revenues and earnings may be adversely impacted, with a corresponding impact on our financial condition and prospects.

The ability to attract and retain key personnel is critical to the success of our business.

The success of our business depends on key executives, managers, scientists, engineers and other skilled personnel. The ability to attract and retain these key personnel may be difficult in light of the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. Changes in senior management could create uncertainty among our employees, customers and other third parties with which we do business. Our future success depends in large part upon the effective transition of our new management team. The inability to retain appropriately qualified and experienced senior executives could negatively affect our operations, strategic planning and performance.

The Company could further demobilize or terminate the American Centrifuge project in the future, which could have an adverse effect on its results of operations and liquidity and could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the PIK Toggle Notes.

Centrus has begun the process of demobilizing its American Centrifuge demonstration cascade at its test facility in Piketon, Ohio, following a determination by DOE that the cascade has already successfully delivered the necessary operational data and that funding additional demonstration at the Piketon facility is therefore unnecessary. The cascade in Ohio will be decommissioned and decontaminated (D&D). We expect the D&D effort will continue through the end of 2016. Cash expenditures for D&D, employee severance and other demobilization costs are anticipated to occur primarily in 2016 and are projected in a range of $50 million to $60 million. Centrus has previously provided financial assurance to the NRC and DOE for D&D and lease turnover costs in the form of surety bonds of approximately $16 million and $13 million, respectively, which are fully cash collateralized by Centrus. Centrus expects cash deposits will be returned as surety bonds are cancelled following its performance of D&D or reduced based on our satisfaction of lease conditions. Our actual costs could be greater than our estimates which could have an adverse impact on Centrus’ results of operations and liquidity.

Any further reductions in spending on the American Centrifuge project could have an adverse impact on Centrus’ results of operations and liquidity, including, but not limited to:

•
cause Centrus to implement worker layoffs and potentially lose additional key skilled personnel, all of whom have security clearances, which could be difficult to re-hire or replace, and incur severance and other termination costs;

•
cause Centrus to suspend or to terminate contracts with suppliers and contractors involved in the American Centrifuge project and make it more difficult to obtain key suppliers for the ACP and preserve the manufacturing infrastructure developed over the last several years;

•
delay the American Centrifuge project and increase its overall cost, which could adversely affect the overall economics of the project and Centrus’ ability to successfully commercialize the American Centrifuge technology; and

•
cause Centrus to terminate the remaining portions of the American Centrifuge project and result in the loss of technical capabilities and key resources that could be useful in deploying a future commercial enrichment plant using the American Centrifuge technology or other technologies.

Termination of the American Centrifuge project or termination of DOE funding of the project could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the PIK Toggle Notes (other than with respect to the unconditional interest claim) as provided in the indenture governing the PIK Toggle Notes.

The potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC Agreement and our other agreements with DOE, or to require modifications to such agreements that are adverse to Centrus’ interests, may have adverse consequences on the Company.

USEC and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. DOE consented to the assumption by Centrus of the 2002 DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and Centrus under those agreements as part of Centrus' Chapter 11 bankruptcy process. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

DOE has specific remedies under the 2002 DOE-USEC Agreement if Centrus fails to meet a milestone that would adversely impact its ability to begin commercial operations of the American Centrifuge Plant on schedule, and such delay was within Centrus’ control or was due to its fault or negligence or if Centrus abandons or constructively abandons the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge project.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet an American Centrifuge Plant milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The Company notified DOE that it had not met the June 2014 milestone within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the 2002 DOE-USEC Agreement continued to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

DOE may seek to exercise remedies under such agreements and there is no assurance that the parties will be able to reach agreement on appropriate modifications to the agreements in the future. Moreover, even if the parties reach agreement on modifications to such agreements, there is no assurance that such modifications will not impose material additional requirements, provide DOE with material additional rights or remedies or otherwise affect the overall economics of the American Centrifuge Plant and the ability to finance and successfully deploy the project. Any of these actions could have an adverse impact on the Company’s business and prospects.

Centrus also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). Centrus also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at its expense for commercial purposes (including a right to sublicense), which may be exercised only if Centrus misses any of the milestones under the 2002 DOE-USEC Agreement or if Centrus (or its affiliate or entity acting through it) is no longer willing or able to proceed with, or has determined to abandon or has constructively abandoned, the commercial deployment of the centrifuge technology. Such a commercial purposes license is subject to payment of an agreed upon royalty to Centrus, which shall not exceed $665 million in the aggregate. Any of these actions could have an adverse impact on Centrus’ business and prospects.

We face significant competition from three major producers who may be less cost sensitive or may be favored due to national loyalties, as well as from emerging competitors.

We compete with three major producers of LEU, all of which are wholly or substantially owned by governments: Areva (France), Rosatom/TENEX (Russia) and Urenco (Germany, Netherlands and the United Kingdom). Our competitors have greater financial resources than we do. Foreign competitors enjoy support from their government owners, which may enable them to be less cost- or profit-sensitive than we are. In addition, decisions by foreign competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, foreign competitors may elect to increase their production or exports of LEU, even when not justified by market conditions, thereby depressing prices and reducing demand for LEU, which could adversely affect our business, results of operations, and prospects. Similarly, the elimination or weakening of existing restrictions on imports from foreign competitors could adversely affect our business, results of operations, and prospects. Moreover, our competitors may be better positioned to take advantage of improved market conditions and increase capacity to meet any future market expansion.

The ability to compete in certain foreign markets may be limited for political, legal and economic reasons.

Agreements for cooperation between the U.S. government and various foreign governments or governmental agencies control the export of nuclear materials from the United States. If any of the agreements governing exports to countries in which customers are located were to lapse, terminate or be amended, it is possible sales could no longer be made or LEU could no longer be delivered to customers in those countries. This could adversely affect our business, results of operations, and prospects.

Purchases of LEU by customers in the European Union are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of European Union consumption per year. Application of this policy to consumption in the European Union of the LEU that we supply or purchase can significantly limit our ability to make sales to European customers.

Further, geopolitical events, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, could also impact our ability to purchase, sell or make deliveries of LEU to customers.

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

We are a party to a number of agreements and arrangements with the U.S. government that are important to the business, including:

•	leases for the centrifuge facilities; and

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and centrifuge technology.
We are also in the process of entering into a new our contract with UT-Battelle, as operator of ORNL for DOE, to provide engineering and testing work to preserve and advance the American Centrifuge uranium enrichment technology.

Termination, expiration or failure to obtain one or more of these agreements, without replacement with an equivalent agreement or arrangement that accomplishes the same objectives as such agreement(s), could adversely affect our business and prospects. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements which could adversely affect results of operations.

Legal and Compliance Risks

Legal and compliance risks relate to risks arising from the government and regulatory environment and action; legal proceedings and compliance with integrity policies and procedures, including those relating to financial reporting and environmental health and safety. Government and regulatory risk includes the risk that the government or regulatory actions will impose additional cost on us or cause us to have to change our business models or practices.

Our operations are highly regulated by the NRC and DOE.

Our operations are subject to regulation by the NRC. The NRC has granted two licenses for the Piketon facility, a license for the test facility was granted in February 2004 and a separate license to construct and operate a commercial plant was granted in April 2007. Centrus intends to terminate the license for the test facility upon completion of the D&D activities. Centrus intends to continue to maintain its license for the commercial plant.

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

In addition, the centrifuge technology development and manufacturing facilities in Oak Ridge, and certain operations at our other facilities, are subject to regulation by DOE. DOE has the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations.

Our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive materials and could result in liability without regard to fault or negligence.

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

Despite the ongoing D&D at our Piketon, Ohio test facility, we continue to lease facilities from DOE at the centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified the Company against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under the DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The DOE indemnification does not apply to incidents outside the United States, including in connection with international transportation of LEU.

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

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. Refer to Critical Accounting Estimates in Part II, Item 7 of this report for a discussion of assumptions, estimates and judgments related to our accounting for asset valuations, D&D obligations, pension and postretirement health and life benefit costs and obligations and income taxes. Changes in accounting rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly affect our results of operations and financial condition.

Our failure to regain compliance with the listing requirements of the NYSE MKT could result in a delisting of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock.

On November 17, 2015, the Company received notice from the NYSE MKT indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT's Company Guide since it reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. On January 25, 2016, the NYSE MKT accepted the Company’s compliance plan that demonstrates the Company’s ability to regain compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT Company Guide by May 17, 2017. During this period, the Company’s common stock will continue to be listed and traded on the NYSE MKT, subject to the Company’s compliance with the other NYSE MKT listing standards and periodic reviews by the NYSE MKT. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. A delisting of our Class A Common Stock by the NYSE MKT and the failure of our Class A Common Stock to be listed on another national exchange could have significant adverse consequences. A delisting would likely have a negative effect on the price of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock.

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

The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons or Contravening Persons are as follows:

•
Redemption price or exchange value:  Generally, the redemption price or exchange value for any shares of our common stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons or Contravening Persons and our Board in good faith determines that such person knew or should have known that its ownership would constitute a foreign ownership review event (other than shares for which our Board determined at the time of the person’s purchase that the ownership of, or exercise of rights with respect to, such shares did not at such time constitute an Adverse Regulatory Occurrence), the redemption price or exchange value is required to be the lesser of fair market value and the person’s purchase price for the shares redeemed or exchanged.

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

Anti-takeover provisions in Delaware law and in our charter, bylaws and in the indenture governing our PIK Toggle Notes could delay or prevent an acquisition of us.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. Our certificate of incorporation, or charter, establishes restrictions on foreign ownership of our securities. Other provisions of our charter and bylaws may make it more difficult for a third-party to acquire control of us without the consent of our board of directors. These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares. In addition, the indenture governing our PIK Toggle Notes prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the PIK Toggle Notes. These and other provisions could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On or about April 25, 2016, Centrus will move its corporate headquarters from 6903 Rockledge Drive, Bethesda, Maryland 20817 to 6901 Rockledge Drive, Bethesda, Maryland 20817, where it leases 24,000 square feet of office space through October 2027. Centrus owns a 440,000 square foot manufacturing facility, including supporting office space, on 72 acres at 400 Centrifuge Way, Oak Ridge, Tennessee 37830. Centrus leases 50,400 square feet of centrifuge testing facilities from DOE at the East Tennessee Technology Park, 2010 Hwy 58, Oak Ridge, Tennessee 37830. The current lease term is through December 2016. Centrus leases industrial buildings and 197,000 square feet of supporting office space from DOE at 3930 U.S. 23, Piketon, Ohio 45661. The industrial buildings encompass more than 14 acres under roof and were built to contain uranium enrichment operations using centrifuge technology. The current lease term is through June 2019. Centrus also has short-term leases for small areas of office space in Washington, DC and Paducah, Kentucky.

Item 3. Legal Proceedings

On May 30, 2013, the Company filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for three claims totaling $38.0 million.  The claims all relate to work the Company performed under contract with the DOE during the period 2003 through 2011.  The claims for payment were denied by the DOE contracting officer under the Contract Disputes Act.  The claims include (1) a claim for $11.2 million for periods through December 31, 2009 that was denied by the DOE contracting officer by letter dated June 1, 2012, (2) a claim for $9.0 million for the year ended December 31, 2010 that was denied by the DOE contracting officer by letter dated August 15, 2012, and (3) a claim for $17.8 million for the year ended December 31, 2011 that was denied by the DOE contracting officer by letter dated August 15, 2012.  Centrus believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. Centrus and DOE have been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6.5 million of claims for work performed in 2003 through 2006. On July 28, 2014, the court dismissed certain claims related to damages resulting from subcontracts with DOE contractors amounting to approximately $3.8 million on a jurisdictional basis. Centrus is pursuing those claims separately against the DOE contractors. Payments of $0.4 million were received in the fourth quarter of 2015. Further, on August 8, 2014, the Company filed an amended complaint which provided for the dismissal of counts related to the failure of DOE to establish provisional billing rates for CY 2003 through CY 2005. On October 13, 2014, the Department of Justice filed a partial motion to dismiss for lack of jurisdiction the counts in the amended complaint relating to final indirect cost payments for CY 2003 through CY 2005. On June 3, 2015 the Court denied DOJ’s motion.  On October 5, 2015, the Company filed a motion for summary judgment on three issues which would be dispositive on most of the amounts claimed by USEC in the litigation.  DOE filed its response to our motion for summary judgment and a cross motion for summary judgment on February 12, 2016.  We filed our reply on March 17, 2016. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contract Services Segment - Site Services Work and Related Receivables.

On August 30, 2013, the Company submitted an additional claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE's share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE's decontamination and decommissioning contractor. On August 27, 2014, the DOE contracting officer denied the Company's claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. On February 29, 2016, the Company filed a motion for partial summary judgment regarding recovery of post-retirement benefit costs and the appropriate segment closing date for purposes of calculating DOE’s share of pension and postretirement benefits costs. As noted in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Defined Benefit Plan Funding, Centrus has potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act ("ERISA") related to the Company's de-lease of the former Portsmouth GDP and transition of employees to DOE's D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE's share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection.

Centrus is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 22, 2016 follow:

Name	Age	Position
Daniel B. Poneman	60	President and Chief Executive Officer
Kevin Alldred	57	Senior Vice President, Business Strategy
Elmer W. Dyke	52	Senior Vice President, Business Operations
Stephen S. Greene	58	Senior Vice President, Chief Financial Officer and Treasurer
Marian K. Davis	57	Vice President and Chief Audit Executive
John M.A. Donelson	51	Vice President, Marketing, Sales and Power
Steven R. Penrod	59	Vice President, American Centrifuge
Richard V. Rowland	67	Vice President, Human Resources

Daniel B. Poneman has been President and Chief Executive Officer effective since April 2015 and was Chief Strategic Officer in March 2015. From May 2009 through October 2014, Mr. Poneman was Deputy Secretary of Energy, in which capacity he also served as Chief Operating Officer of the U.S. Department of Energy.  Mr. Poneman was a principal of The Scowcroft Group from 2001 to 2009. He previously served in the U.S. government as Special Assistant to the President and Senior Director for Nonproliferation and Export Controls at the National Security Council.

Kevin Alldred has been Senior Vice President, Business Strategy since October 2015. Prior to joining the Company, Mr. Alldred worked for the International Atomic Energy Agency (“IAEA”), where he was project manager for the IAEA LEU Bank from April 2012 to September 2015, and an expert assisting with a nuclear infrastructure project, research reactor projects and non-proliferation projects from February 2010 to March 2012.

Elmer W. Dyke has been Senior Vice President, Business Operations since September 2015. Prior to joining the Company, Mr. Dyke was Vice President for Sales at NAC International from January 2014 to September 2015, and Senior Vice President of NAC’s global consulting business from August 2010 to December 2013.

Stephen S. Greene has been Senior Vice President, Chief Financial Officer and Treasurer since July 2015 and was Vice President, Finance and Treasurer from February 2007 to July 2015.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In connection with the Company’s reorganization and emergence from bankruptcy, all shares of common stock outstanding prior to emergence were canceled on September 30, 2014 and 100,000,000 shares of common stock, consisting of 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”), were authorized. On September 30, 2014, the Company issued 9,000,000 shares of Common Stock, which included the issuance of 7,563,600 shares of Class A Common Stock and 1,436,400 shares of Class B Common Stock. The Class B Common Stock was issued to Babcock & Wilcox Investment Company (“B&W”) and Toshiba America Nuclear Energy Corporation (“Toshiba”) and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock issued to former holders of the Old Notes, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company reserved 1,000,000 shares of Class A Common Stock under a new management incentive plan.

The Class A Common Stock trade on the NYSE MKT under the symbol “LEU”. High and low sales prices per share since September 30, 2014 follow.

	2014
	High	Low
September 30	$12.00	$9.40
Fourth Quarter ended December 31	$10.21	$3.91

	2015
	High	Low
First Quarter ended March 31	$5.72	$3.75
Second Quarter ended June 30	$5.77	$4.06
Third Quarter ended September 30	$4.16	$2.61
Fourth Quarter ended December 31	$3.51	$1.20

As of March 22, 2016, there were 7,563,600 shares of Class A Common Stock outstanding. As of March 4, 2016, there were approximately 1,015 holders of record and approximately 10,800 non-objecting beneficial owners of the Company’s Class A common stock.

No cash dividends were paid in 2014 or 2015, and we have no intention to pay cash dividends in the foreseeable future.

Fourth Quarter 2015 Issuer Purchases of Equity Securities

None.

Matters Affecting our Foreign Stockholders

In order to aid in our compliance with our NRC license, our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Foreign persons are defined in our certificate of incorporation to include, among others, an individual who is not a U.S. citizen, an entity that is organized under the laws of a non-U.S. jurisdiction and an entity that is controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions.

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

Item 6. Selected Financial Data

Not provided as a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of low-enriched uranium (“LEU”) for commercial nuclear power plants. References to “Centrus”, the "Company", or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus unless the context otherwise indicates. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity and we supply LEU to both domestic and international utilities for use in a growing fleet of nuclear reactors worldwide. Centrus is a leader in the development of advanced uranium enrichment technology and is performing research and demonstration work to support U.S. energy and national security.

As a long-term supplier of LEU to our customers, our goal is to provide value through the reliability and diversity of our supply sources. We provide LEU from multiple sources including our inventory and long-term supply contracts and spot purchases. We ceased enrichment at our production facility in 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities.

Our long-term objective is to resume commercial enrichment production. We anticipate having a contract with the operator of Oak Ridge National Laboratory (“ORNL”) funded by the U.S. Department of Energy (“DOE”) to conduct research, development and demonstration of advanced centrifuge technology for the U.S. government. We believe that this technology will play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives.

Evolution of Our Business

In 2014, USEC Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and on September 30, 2014, the Company emerged from that bankruptcy as Centrus Energy Corp. In 2015, a new management team was assembled to reposition the Company for long-term success with a focus on strategic positioning, expanding sales and business development.

Today, Centrus is a very different company than USEC was three years ago:

•
Shift in strategic priorities: Due to oversupply in the enrichment market, Centrus does not plan for near term deployment of a commercial scale uranium enrichment facility.  However, Centrus is continuing to advance its centrifuge technology, preserving its operating license from the U.S. Nuclear Regulatory Commission (“NRC”) and plans to deploy a commercial scale enrichment facility over the long term as market conditions recover. We are pursuing strategic relationships that would capitalize on Centrus' unique assets, including our NRC license, our operational expertise, and our significant technical capabilities.

•
Better positioned in the market: Without the large capital and overhead costs of a production facility, Centrus is positioned to obtain supply at a low price from a market that continues to be oversupplied, which will provide an advantage in pursuing sales opportunities.

•
Technology leader: Centrus will retain its core expertise and world leading technical, engineering and manufacturing capabilities in Oak Ridge, Tennessee through our anticipated contract with the operator of ORNL.

•
Revised supply agreement: In late 2015, the new management team successfully completed a renegotiation of the company’s supply contract with Russia; better matching the agreement to market opportunities and extending the agreement to at least 2026.

•
Diversified supply base: Centrus' new leadership team is focused on expanding and diversifying our supply base to provide additional value to our customers.  Over the course of 2015, Centrus entered into new agreements with primary producers of uranium enrichment expanding both our sources of supply and increasing the number of possible delivery locations for enriched uranium.  In addition, Centrus acquired additional enrichment supply from the excess inventories of utility operators of nuclear power plants and from other secondary sources of enrichment supply.

•
Solidifying our position for the long term: Centrus has long-term sales and supply contracts in place that extend well into the next decade, which will provide an extended stream of revenue for many years. This will give the Company flexibility to continue growing as the global enrichment market recovers. In the meantime, we continue to book new sales and take advantage of present market conditions to obtain new low cost supply.

We believe that Centrus’ position as a leading provider of enriched uranium and our long-standing global relationships will enable an increase in future market share for the Company. We are well-positioned to capitalize on our heritage, industry-wide relationships, and diversity of supply to provide reliable and competitive enrichment sourcing. Centrus continues to be valued by our customers as a source of diversity, stability, and competition in the enrichment market. Moreover, our smaller size and lower fixed costs can be advantageous in the current excess capacity market.

Market Conditions and Outlook

In March 2011, an earthquake and tsunami caused irreparable damage to four reactors in Fukushima, Japan. Approximately 60 reactors in Japan and Germany were taken offline as a consequence. Other countries have curtailed or slowed their construction of new reactors. While some reactors in Japan have restarted, supply and demand dynamics for nuclear fuel continue to be depressed. Although the market for nuclear fuel is expected to remain oversupplied for the remainder of this decade, the market is expected to experience steady growth as the nuclear power industry expands around the world. After a 30-year hiatus in nuclear power plant construction, utilities in the United States are building five new reactors. According to the World Nuclear Association, there are 66 reactors under construction and 488 on order, planned or proposed around the world, compared to 439 currently in operation. This includes significant growth in China, Korea and India. The new reactor builds will have the potential to improve market conditions in the long-term.

Much of this growth is driven by rising concern over climate change. Nuclear power is the largest source of carbon-free energy in the United States; globally it is second only to hydropower. Climate negotiators in Paris in 2015 agreed to target limiting global average temperature increases. This could have significant long-term importance to the nuclear industry since achieving this goal will require significant reductions in carbon emissions which might not be achieved absent a major contribution by nuclear energy. The International Energy Administration has estimated that nuclear energy capacity would have to more than double, from 396 gigawatts today to 930 gigawatts by 2050, in order to prevent global average temperatures from rising more than 2 degrees Celsius.

The enrichment component of LEU is customarily sold on long term contracts, with a typical duration of five to ten years and sometimes longer. The Company retains an order book of such contracts with a total value of approximately $2.3 billion. Certain contracts included in the order book have sales prices that are significantly above current market prices. Some long-term contracts in our order book were established with milestones related to the deployment of the American Centrifuge Plant (“ACP”) in Piketon, Ohio that permit termination with respect to portions of the contract under limited circumstances that vary across the contracts. Some of these customers have indicated they expect to exercise their contract termination rights. While we have waived, eliminated or renegotiated those termination rights where possible, we estimate that approximately $0.8 billion (35%) of our order book remains at various levels of risk due to milestones related to ACP deployment.

Advanced Technology, Manufacturing, and Engineering Capability

The Company has a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering, testing and demonstration facilities in Tennessee and Ohio and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production, including deployment of our American Centrifuge, Centrus’ advanced uranium enrichment gas centrifuge technology.

In October 2015, DOE issued a report to Congress finding that the U.S. must restore its domestic uranium enrichment capability in the future. After evaluating a range of possible technologies, DOE found that the American Centrifuge is the “most technically advanced and lowest risk option” for restoring U.S. uranium enrichment capability to meet long-term national security requirements.

From 2012-2013, the U.S. government and Centrus jointly funded the construction of a demonstration cascade of the American Centrifuge technology in Piketon, Ohio. The demonstration cascade completed its mission after nearly two years of continuous operations, delivering valuable operational data to inform future deployment efforts. In September 2015, DOE announced the conclusion of the federally funded demonstration effort. Effective October 1, 2015, funding for the demonstration cascade was discontinued and the program was consolidated at our engineering and testing facilities in Oak Ridge, Tennessee. We anticipate that DOE, through UT-Battelle will extend our development work in Oak Ridge with a contract through September 30, 2016.

The Company continued funding cascade operations in Piketon from its own funds while it explored potential alternative use of the facility. Subsequently, on February 19, 2016, we announced our decision to commence with the decontamination and decommissioning (“D&D”) of the Piketon demonstration cascade, and to reduce staffing levels. We will preserve a core staff, expertise, and facilities at Piketon to enable the facility to be used to support the Company’s other business development initiatives as needed.

We intend to resume commercial production when market conditions warrant. Today, the economics for commercial deployment of new enrichment capacity are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for separative work units (“SWU”), which are now at their lowest levels in more than a decade. Market conditions are expected to improve in the long term.

We currently intend to continue to maintain our NRC license to construct and operate a commercial enrichment facility in Piketon. The 30-year license expires in 2037 and includes authorization to enrich uranium to a uranium-235 isotope (“U235”) assay of up to 10%. The commercial license is based on a plant designed with an initial annual production capacity of 3.8 million SWU.

Demobilization of the Demonstration Cascade in Piketon

We notified our American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding under our then contract with UT-Battelle, the operator of ORNL. Based on the level of funding reduction, we incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under our severance plan. We initiated a voluntary workforce reduction opportunity in October 2015 and commenced involuntary workforce reductions beginning in the first quarter of 2016. Centrus expects to make payments for these workforce reductions through early 2017.

Other than severance costs included in special charges for workforce reductions, American Centrifuge costs incurred by Centrus that were outside of our contract with UT-Battelle are included in advanced technology costs. Such costs totaled $33.0 million in 2015 and $17.0 million in 2014.  The Company incurred $18.5 million in 2015 for demobilization and maintenance costs, including $10.8 million in the fourth quarter of 2015. In addition, although our UT-Battelle agreement expired September 30, 2015, we continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. Costs for such work totaled $7.7 million and are included in advanced technology costs in the fourth quarter of 2015.

Advanced technology costs in 2015 included $6.8 million for an increase to the liability for the D&D of the Piketon facility based on updated cost projections. In addition to the severance and demobilization costs, we are beginning to incur expenditures in 2016 as we perform D&D procedures in accordance with the requirements of the U.S. Nuclear Regulatory Commission (“NRC”) and DOE. Estimates for such costs have been included in the liability for D&D of the Piketon facility. The balance of this liability, included in current liabilities, was $29.4 million as of December 31, 2015 based on cost projections.

We expect the D&D effort will continue through the end of 2016. Cash expenditures for D&D, employee severance and other demobilization costs are anticipated to occur primarily in 2016 and are projected in a range of $50 million to $60 million. Centrus has previously provided financial assurance to the NRC and DOE for D&D and lease turnover costs in the form of surety bonds of approximately $16 million and $13 million, respectively, which are fully cash collateralized by Centrus. Centrus expects cash deposits will be returned as surety bonds are cancelled following its performance of D&D or reduced based on our satisfaction of lease conditions.

Emergence from Chapter 11 Bankruptcy

On March 5, 2014, USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Filing was “pre-arranged” and included the filing of a proposed Plan of Reorganization (the “Plan of Reorganization”) supported by certain holders of the claims and interests impaired under the Plan of Reorganization. On August 18, 2014, the Company announced that the Plan of Reorganization was accepted by more than 99% in both value and number of votes cast of holders of its convertible notes and that both holders of the Company’s preferred equity voted in favor of the Plan of Reorganization. On September 5, 2014, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On September 30, 2014 (the “Effective Date”), the Company satisfied the conditions of the Plan of Reorganization, the Plan of Reorganization became effective and the Company emerged from bankruptcy. On the Effective Date, USEC Inc. changed its name to Centrus Energy Corp.

In accordance with Accounting Standards Codification Topic 852, Reorganizations, Centrus adopted fresh start accounting upon emergence from Chapter 11 bankruptcy. The recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values on the Effective Date. These fair value adjustments:

•	significantly reduce the future gross profit impact of revenues that were deferred at emergence;

•	result in the amortization of sales order book and customer relationship intangible assets that were created at emergence; and

•	result in higher cost of sales as a result of increasing inventory values at emergence.

Business Segments

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment.

LEU Segment

Revenue from Sales of SWU and Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of natural uranium.

Revenue for our LEU segment accounted for approximately 85% of our total revenue in 2015. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 41% of revenue from our LEU segment in 2015. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts.

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

Our financial performance over time may be significantly affected by changes in prices for SWU and uranium. Since 2011, the prices for SWU and uranium have significantly declined. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. Because our order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years, which means that prices under contracts today exceed declining market prices. The following table includes TradeTech’s long-term and spot SWU price indicators, the long-term price for uranium hexafluoride (“UF6”), as calculated by Centrus using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

	December 31,
	2015	2014	2013	2012	2011
SWU:
Long-term price indicator ($/SWU)	$72.00	$90.00	$114.00	$135.00	$148.00
Spot price indicator ($/SWU)	61.00	88.00	99.00	120.00	140.00
UF6:
Long-term price composite ($/KgU)	128.97	146.64	146.64	165.68	176.13
Spot price indicator ($/KgU)	98.50	100.50	98.65	123.50	143.25

In a number of sales transactions, title to uranium or LEU is transferred to the customer and we receive payment under normal credit terms without physically delivering the uranium or LEU to the customer. This may occur because the terms of the agreement require us to hold the customer’s uranium, or because the customer encounters brief delays in taking delivery of LEU. In such cases, recognition of revenue does not occur at the time title to uranium or LEU transfers to the customer but instead is deferred until the customer’s LEU is physically delivered.

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

We purchase SWU contained in LEU from Russia supplied to us under a 2011 agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX” (“TENEX”). Prices for SWU purchased under the Russian Supply Agreement are determined based on a mix of market-related price points and other factors.

Historically, we produced LEU at the Paducah gaseous diffusion plant ("Paducah GDP") in Paducah, Kentucky that we leased from DOE. We ceased enrichment at the Paducah GDP at the end of May 2013 and repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities. Since ceasing uranium enrichment at the Paducah GDP, certain types of expenses are charged directly to cost of sales that previously would have been capitalized as inventory costs. These expenses include retiree benefit costs, inventory management and disposition, and ongoing regulatory compliance. Beginning in the fourth quarter of 2014, actuarial gains and losses related to the retiree benefit plans are recognized immediately in the statement of operations when plan obligations are remeasured at year-end or when lump-sum payments reach certain levels.

Contract Services Segment

American Centrifuge

The contract services segment includes revenue and cost of sales for American Centrifuge work we performed for ORNL as a contractor to UT-Battelle prior to the expiration of our contract in September 2015. From May 2014 to September 2015, our contract with UT-Battelle provided for continued cascade operations in Piketon, Ohio and the continuation of core American Centrifuge research and technology activities in Oak Ridge, Tennessee. The total price was approximately $117 million for that period. Spending levels were consistent with the fixed funding levels. The contract expired September 30, 2015. We anticipate we will enter into a new contract with UT-Battelle in 2016.

American Centrifuge costs incurred by the Company that are outside of the UT-Battelle contract are included in advanced technology costs, including certain demobilization and maintenance costs. Although the contract expired September 30, 2015, we continue to perform work at the expected reduced scope as the parties work toward a successor agreement. Costs for such work totaled $7.7 million and are included in advanced technology costs in the fourth quarter of 2015. Refer to Advanced Technology Costs below.

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

There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, uncertainty exists because contract billing periods since June 2002 have not been finalized with DOE, and we have not yet recognized this additional revenue. DOE historically has not approved our provisional billing rates or audited our subsequent Incurred Cost Submissions in a timely manner. We have finalized and submitted to DOE the Incurred Cost Submissions for Portsmouth and Paducah contract work for the six months ended December 31, 2002, and calendar years 2003 through 2014. DOE and its audit contractors have completed audits for periods through 2008. DOE has provided its positions regarding establishing Final Indirect Cost Rates for periods through 2006. We do not agree with DOE’s positions and we believe that DOE’s continued withholding of payments is unwarranted. Negotiations regarding rates for 2007 are under way.

Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. We believe that DOE has failed to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). DOE denied our claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE’s denial of its claims to the U.S. Court of Federal Claims. We have been able to reach a resolution on a portion of the amounts claimed, and DOE has now paid approximately $6.5 million of claims for work performed in 2003 through 2006. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE, and we are pursuing payment of such claims directly from the DOE subcontractors. Payments of $0.4 million were received in the fourth quarter of 2015.

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

Further, on February 5, 2015, the Company filed claims with DOE for payment under the CDA for approximately $1.6 million related to services performed in 2013. On May 5, 2015, the Company filed a motion for summary judgment. In June 2015, the Company voluntarily dismissed the claim and received payment from DOE of the approximately $1.6 million.

Additional details are provided in Liquidity and Capital Resources - Defined Benefit Plan Funding below and in Part 1, Item 3, Legal Proceedings.

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

From May 2014 through September 2015, we performed American Centrifuge research and technology activities as a contractor with UT-Battelle, the management and operating contractor of ORNL for DOE. Revenue and cost of sales for work that we performed under the fixed-price agreement as a contractor to UT-Battelle are reported in the contract services segment.

American Centrifuge costs incurred by Centrus that were outside of the UT-Battelle contract are included in advanced technology costs. Such costs totaled $33.0 million in 2015 and $17.0 million in 2014.  The Company incurred $18.5 million in 2015 for demobilization and maintenance costs, including $10.8 million in the fourth quarter of 2015. In addition, although the UT-Battelle contract expired September 30, 2015, we continue to perform work at the expected reduced scope as the parties work toward a successor agreement. Costs for such work totaled $7.7 million and are included in advanced technology costs in the fourth quarter of 2015. Advanced technology costs in 2015 included $6.8 million for an increase to the liability for the D&D of the Piketon facility based on updated cost projections.

2016 Outlook

We anticipate SWU and uranium revenue in 2016 in a range of $250 million to $275 million and total revenue in a range of $275 million to $300 million. We expect to end 2016 with a cash and cash equivalents balance in a range of $200 million to $250 million.

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

•
Execution and funding of a new agreement with UT-Battelle, the operator of ORNL, for the continuation of American Centrifuge development and testing activities in Oak Ridge following the expiration of the prior agreement on September 30, 2015; and

•	Additional costs for American Centrifuge demobilization or related to the overall transition of Centrus.

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

In accordance with Accounting Standards Codification Topic 852, Reorganizations, we adopted fresh start accounting upon emergence from Chapter 11 bankruptcy. The recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values on the Effective Date. Additional details are provided in Note 21, Fresh Start Accounting, that describe the significant assumptions and estimates used in determining the enterprise value of the Company based on a calculation of the present value of the future cash flows of the Company based on its projections from October 1, 2014 through the year ending December 31, 2022, including a projected December 31, 2022 net asset value. The Company’s future cash flow projections included a variety of estimates and assumptions that had a significant effect on the determination of the Company’s enterprise value. While we considered such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond our control and, therefore, may not be realized. Further, our reorganization has changed the amounts and classifications of certain assets and liabilities reported in the consolidated financial statements. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the financial statements on or after September 30, 2014 are not comparable with the financial statements prior to that date.

The sensitivity analyses used below are not intended to provide a reader with our predictions of the variability of the estimates used. Rather, the sensitivities used are included to allow the reader to understand a general cause and effect of changes in estimates.

We have identified the following to be our critical accounting estimates:

Asset Valuations

The accounting for SWU and uranium inventories includes estimates and judgments. SWU and uranium inventory costs are determined using the monthly moving average cost method. Inventories of SWU and uranium are valued at the lower of cost or net realizable value (“NRV”). NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The estimated selling price for SWU and uranium is based on the pricing terms of contracts in the Company’s sales order book, and, for uranium not under contract, the estimated selling price is based primarily on published price indicators at the balance sheet date. SWU inventory costs were increased by $35.4 million as of the Effective Date to reflect fresh start accounting adjustments.

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for the Company’s LEU segment. The identifiable intangible assets relate to our order book and customer relationships. The order book intangible asset is amortized as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years. The excess of the reorganization value over the fair value of identified tangible and intangible assets was reported separately on the consolidated balance sheet.

We evaluate the carrying value of excess reorganization value by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The excess reorganization value was tested for impairment and was determined to be fully impaired as of October 1, 2015. An impairment charge of $137.2 million was recognized for the carrying value of the excess reorganization value. The impairment charge did not affect our normal business operations or liquidity position, and we believe does not reflect the actual performance of the business. We move forward with no excess reorganization value on our balance sheet.

The Company tested the carrying amount of excess reorganization value for impairment using the two-step quantitative approach outlined in Accounting Standards Codification Topic 350. The reporting unit for purposes of assigning and assessing the excess reorganization value is the Company’s LEU operations, which comprise substantially all of the Company’s assets and liabilities and is the Company’s principal source of revenue.

In the first step of the analysis, the Company compared the estimated fair value of the reporting unit to its carrying value, including excess reorganization value. The fair value of the reporting unit was estimated using an income approach and a market approach. Under the income approach, the fair value using discounted future cash flow projections exceeded the carrying value of total invested capital (the carrying value of the PIK Toggle Notes less the market value of Common Stock). However, under the market approach, the carrying value exceeded the fair value of the reporting unit. In the market approach, the fair value of the reporting unit was estimated as the fair value of the PIK Toggle Notes and the Common Stock plus a reasonable control premium. The trading prices of the PIK Toggle Notes and the Common Stock are observable inputs, and as such, indicate a level of independent, objective evidence in the fair value hierarchy (i.e., level one inputs) established in the accounting guidance.

We evaluate the carrying value of the identifiable intangible assets related to the order book and customer relationships by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. If impairment is indicated, the asset carrying value will be reduced to fair market value or, if fair market value is not readily available, the asset is reduced to a value determined by applying a discount rate to expected cash flows. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the intangible asset to be less than its respective carrying amount.

Identifiable intangible assets were tested for impairment in connection with the impairment testing of the excess reorganization value, and were determined to be unimpaired as of October 1, 2015.

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

Based on cost projections, the liability for ACP D&D was $29.4 million as of December 31, 2015. The obligation is estimated to be in the range of $24.3 million to $36.3 million based on the scope of work needed, the level of third-party support needed, and contingencies assumed. The liability of $29.4 million reasonably represents the liability based on the supported range of estimated outcomes. Effective October 1, 2015, the U.S. government discontinued funding of the Piketon testing facility. The liability for ACP D&D is included in current liabilities as of December 31, 2015. Centrus is beginning to incur expenditures in 2016 as we perform D&D procedures.

We are required to provide financial assurance to the NRC and DOE for D&D costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of December 31, 2015 and December 31, 2014, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized.

Pension and Postretirement Health and Life Benefit Costs and Obligations

We provide retirement benefits to certain employees and retirees under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates.

Assets and obligations related to our retiree benefit plans are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. Historically, we recognized these actuarial gains and losses as a component of stockholders’ equity and generally amortized them into operating results over the average future service period of the active employees of these plans or the average future lifetime of plan participants for inactive plans. Upon the adoption of fresh start accounting and as a result of ceasing enrichment activities and various plan changes, we adopted an accounting policy to immediately recognize actuarial gains and losses in the statement of operations beginning in the fourth quarter of 2014. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Immediate recognition of such actuarial gains and losses in the statement of operations may cause significant fluctuations in our results of operations.

Centrus recognized $26.4 million in 2015 as net periodic benefit income in the consolidated statement of operations, consisting of $24.7 million of income included in cost of sales of the LEU segment and $1.7 million of income included in selling, general and administrative expenses. Of this amount, $29.6 million reflects the immediate recognition of net actuarial income based on the remeasurement of assets and benefit obligations. The net gains for 2015 include the effect of an increase in the discount rates at December 31, 2015 compared to December 31, 2014, and changes in the mortality assumptions reflected in the Society of Actuaries’ MP-2015 adopted as of December 31, 2015.

Actuarial gains and losses were recognized in the second, third and fourth quarters of 2015. In addition to the year-end remeasurement, certain pension obligations were remeasured under settlement accounting rules as of June 30 and September 30 due to the level of lump-sum pension payments in the second and third quarters of 2015. The interim remeasurements were required when the payments exceeded the sum of the service cost and interest cost components of the annual net periodic benefit cost for each plan for the current year.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:

•
The expected return on benefit plan assets was approximately 7.0% for 2015 and 6.8% for 2016. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $3.2 million. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2016 would be $0 since the actual return on assets would effectively be reflected at December 31, 2016 under our mark-to-market accounting methodology.

•
Discount rates of approximately 4.5% were used as of December 31, 2015 to calculate the net present value of benefit obligations. The discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $44.6 million and postretirement health and life benefit obligations by $9.0 million, and the resulting changes in the valuations would decrease the service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $2.4 million and $0.7 million, respectively.

•
The healthcare costs trend rates are 7.5% projected in 2016 reducing to a final trend rate of 5.0% by 2021. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A one-percentage point increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $5.2 million and would increase the service cost and interest cost components of annual benefit costs by about $0.3 million.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE has denied our claim and Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015. There is no assurance we will be successful in our appeal, and we have not recognized revenue or a receivable due to uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts we have invoiced to date. In addition, as discussed under Liquidity and Capital Resources - Defined Benefit Plan Funding below, we have been in discussions with the PBGC and its financial advisor regarding the status of our qualified pension plans, including with respect to potential liability under ERISA section 4062(e) in connection with the Portsmouth GDP transition and the Paducah GDP transition.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. As of December 31, 2015, the liability for unrecognized tax benefits, included in other long-term liabilities, was $1.0 million and accrued interest and penalties totaled $0.2 million.

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

Our inability to overcome the strong negative objective evidence of a cumulative loss in recent years with sufficient objective positive evidence of future taxable income to realize our deferred tax assets required us to record a valuation allowance. To determine the amount of the valuation allowance all sources of taxable income, including tax planning strategies, were analyzed. We determined that it is more likely than not that our net deferred tax assets will not be realized in the immediate future. A full valuation allowance was first recorded in the fourth quarter of 2011 for the net deferred tax asset created by the expensing of previously capitalized costs related to a number of earlier centrifuge machines used in the demonstration cascade test program, as well as all other previously recorded net deferred tax assets, including state deferred taxes. As of December 31, 2015, the valuation allowance against net deferred taxes was $676.4 million.

The valuation allowance results in our inability to record tax benefits on future losses until we generate sufficient taxable income to support the elimination of the valuation allowance. However, the valuation allowance will not affect the Company’s ability to use its deferred tax assets if it generates taxable income in the future. In connection with the bankruptcy plan, tax attributes, such as net operating losses, tax credits, and tax basis in property have been reduced.  When tax attributes are reduced, deferred taxes related to the tax attributes and the corresponding valuation allowance are adjusted. Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results improve and the deferred tax assets become realizable, we will reduce the valuation allowance accordingly.

Centrus experienced an ownership change as defined under Internal Revenue Code Section 382 (i.e., a more than 50% change in stock ownership change on the Effective Date of September 30, 2014). See Note 14, Income Taxes, for more information.

Results of Operations

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes revenue and cost of sales for American Centrifuge work we perform as a contractor to UT-Battelle. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Portsmouth site related to facilities we continue to lease for the ACP and formerly at the Paducah GDP.  There were no intersegment sales in the periods presented.

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

Non-GAAP Financial Measures

In addition to the presentation in the consolidated financial statements of the Company’s results of operations and cash flows for the three months ended December 31, 2014 and the nine months ended September 30, 2014, management believes it is useful to present certain combined results for the full year 2014 as supplementary information below. In such cases, the combined results for 2014 provide for a more useful, normalized comparison to the results of the Successor Company for 2015. Combined 2014 results for the consolidated statements of cash flows and for the elements of the consolidated statements of operations that are not categorized by segment are considered non-GAAP. When evaluating results of operations below gross profit, management views the year ended December 31, 2014 as a single, whole measurement period instead of a pair of distinct periods which must be divided and reported separately according to GAAP. Consequently, the Company is presenting the operating results of the Predecessor and Successor on a combined basis for the year ended December 31, 2014. This combined presentation is a non-GAAP summation of the Predecessor’s pre-reorganization results of operations for the period from January 1, 2014 through September 30, 2014 and the Successor’s results of operations for the period from October 1, 2014 through December 31, 2014. Management believes that the combined presentation provides additional information that enables meaningful comparison of the Company’s financial performance during uniform periods. The non-GAAP combined results for 2014 are presented in addition to the GAAP results for the three months ended December 31, 2014 and the nine months ended September 30, 2014.

The following table presents elements of the accompanying consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Successor		Predecessor
	Year Ended Dec. 31, 2015	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014	Change	%
LEU segment
Revenue:
SWU revenue	$289.9	$101.0	$347.5	$448.5	$(158.6)	(35)%
Uranium revenue	65.5	0.8	—	0.8	64.7	8,088%
Total	355.4	101.8	347.5	449.3	(93.9)	(21)%
Cost of sales	285.3	119.6	369.4	489.0	203.7	42%
Gross profit (loss)	$70.1	$(17.8)	$(21.9)	$(39.7)	$109.8	277%

Contract services segment
Revenue	$62.8	$21.8	$43.0	$64.8	$(2.0)	(3)%
Cost of sales	64.0	22.5	43.9	66.4	2.4	4%
Gross (loss)	$(1.2)	$(0.7)	$(0.9)	$(1.6)	$0.4	25%

Total
Revenue	$418.2	$123.6	$390.5	$514.1	$(95.9)	(19)%
Cost of sales	349.3	142.1	413.3	555.4	206.1	37%
Gross profit (loss)	$68.9	$(18.5)	$(22.8)	$(41.3)	$110.2	267%

Revenue

Revenue from the LEU segment declined $93.9 million (or 21%) in 2015 compared to 2014. The volume of SWU sales declined 41%, reflecting the expected decline in SWU deliveries following the cessation of enrichment at the Paducah GDP at the end of May 2013, reduced purchases of Russian SWU for sale, and the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 3% reflecting the particular contracts under which SWU were sold during the periods. SWU Revenue in the fourth quarter of 2015 included a contract termination fee of $18.5 million. Uranium revenue increased $64.7 million as we sold uranium acquired through purchases and uranium acquired in exchange for SWU delivered under a barter contract.

Revenue from the contract services segment declined $2.0 million (or 3%) in 2015 compared to 2014, reflecting a decline in contract services work performed for DOE and DOE contractors, which was partially offset by the longer performance period under our UT-Battelle contract in 2015. Work was performed under the UT-Battelle contract from May 1, 2014 to September 30, 2015.

Cost of Sales

Cost of sales for the LEU segment declined $203.7 million (or 42%) in 2015 compared to 2014, due to lower SWU sales volumes and a $97.7 million decline in direct charges, which was partially offset by higher uranium sales volumes.

Cost of sales for SWU and uranium and direct charges (credits) are detailed in the following table (dollar amounts in millions):

	Successor		Predecessor
	Year Ended Dec. 31, 2015	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014	Change	%
Cost of sales for the LEU segment:
SWU and uranium	$298.7	$102.0	$302.7	$404.7	106.0	26%
Direct charges (credits), net	(13.4)	17.6	66.7	84.3	97.7	116%
Total	$285.3	$119.6	$369.4	$489.0	$203.7	42%

Cost of sales per SWU, excluding direct charges (credits) described below, declined 1% in 2015 compared to 2014. Under our monthly moving average cost method, changes in purchase costs have an effect on inventory costs and cost of sales over current and future periods. Our purchases of SWU since our emergence from Chapter 11 bankruptcy on September 30, 2014 have had the effect of reducing our average SWU inventory cost, but the effect has been largely offset by the increase to book value of SWU inventories recorded as of September 30, 2014 as part of the application of fresh start accounting.

Since ceasing uranium enrichment at the Paducah GDP, certain types of expenses are charged directly to cost of sales that previously would have been capitalized as inventory costs. Net direct charges (credits) to cost of sales totaled $(13.4) million in 2015 and $84.3 million in 2014 as follows:

-
Operating expenses of $11.0 million in 2015 compared to $57.4 million in 2014. Charges in 2015 include off-site inventory management and logistics costs. Charges in 2014 include inventory management and disposition, ongoing regulatory compliance, utility requirements for operations, security, and other Paducah site management activities related to the transitioning of facilities and infrastructure to DOE;

-
Paducah and Portsmouth retiree benefit costs, including the impacts of periodic remeasurements of pension and postretirement benefit obligations, resulted in a direct (credit) to cost of sales of $(24.7) million in 2015 and a direct charge to cost of sales of $11.1 million in 2014. Beginning in the fourth quarter of 2014, actuarial gains and losses are recognized immediately in the statement of operations;

-
Inventory charges of $0.3 million in 2015 compared to $13.9 million in 2014, including the cost of inventories deployed for cascade drawdown, assay blending and repackaging, and residual uranium in cylinders transferred to DOE. We determined that it was uneconomic to recover resulting residual quantities for resale; and

-	Asset depreciation charges of $1.9 million in 2014. Paducah GDP asset depreciation was completed as of June 30, 2014.

Cost of sales for the contract services segment declined $2.4 million (or 4%) in 2015 compared to 2014, consistent with the decline in contract services revenue.

Gross Profit (Loss)

Our gross profit increased from a loss of $41.3 million in 2014 to a profit of $68.9 million in 2015. Our margin was 16.5% in 2015 compared to a loss of 8.0% in 2014. The gross profit for the LEU segment increased $109.8 million due to the decline in direct charges and the increase in the average SWU price billed to customers, partially offset by lower SWU sales volumes. Gross profit in 2015 also included a contract termination fee of $18.5 million.

Our gross (loss) from the contract services segment declined by $0.4 million.

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Successor		Predecessor
	Year Ended Dec. 31, 2015	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014	Change	%
Gross profit (loss)	$68.9	$(18.5)	$(22.8)	$(41.3)	$110.2	267%
Advanced technology costs	33.0	4.7	56.6	61.3	28.3	46%
Selling, general and administrative	42.6	10.2	32.2	42.4	(0.2)	—%
Amortization of intangible assets	13.4	4.3	—	4.3	(9.1)	(212)%
Impairment of excess reorganization value	137.2	—	—	—	(137.2)	-
Special charges for workforce reductions	13.2	2.1	2.1	4.2	(9.0)	(214)%
Other (income)	(2.1)	(1.3)	(39.4)	(40.7)	(38.6)	(95)%
Operating (loss)	(168.4)	(38.5)	(74.3)	(112.8)	(55.6)	(49)%
Interest expense	19.6	4.9	14.0	18.9	(0.7)	(4)%
Interest (income)	(0.3)	(0.2)	(0.5)	(0.7)	(0.4)	(57)%
Reorganization items, net	—	1.5	(426.9)	(425.4)	(425.4)	(100)%
Income (loss) from continuing operations before income taxes	(187.7)	(44.7)	339.1	294.4	(482.1)	(164)%
Provision (benefit) for income taxes	(0.3)	(2.4)	(1.0)	(3.4)	(3.1)	(91)%
Net income (loss)	(187.4)	(42.3)	340.1	297.8	(485.2)	(163)%

Advanced Technology Costs

Advanced technology costs declined $28.3 million in 2015 compared to 2014. The decline reflects development work performed in the prior period under the Cooperative Agreement with DOE, which expired in accordance with its terms on April 30, 2014.

We performed work as a contractor to UT-Battelle from May 1, 2014 to September 30, 2015. American Centrifuge costs incurred by the Company that are outside of the UT-Battelle contract are included in advanced technology costs. Such costs totaled $33.0 million in 2015 and $17.0 million in 2014.  The Company incurred $18.5 million in 2015 for demobilization and maintenance costs, including $10.8 million in the fourth quarter of 2015. In addition, although the UT-Battelle contract expired September 30, 2015, we continued to perform work at the expected reduced scope in the fourth quarter of 2015 as the parties worked toward a successor agreement. Costs for such work totaled $7.7 million and are included in advanced technology costs. Advanced technology costs in 2015 included $6.8 million for an increase to the liability for the D&D of the Piketon facility based on updated cost projections.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $0.2 million in 2015 compared to 2014. Benefits and overhead allocated to SG&A increased $3.4 million due to our cost structure design post-emergence. Information technology and office related expenses increased $1.5 million, recruiting expenses increased $0.9 million, directors’ fees increased $0.5 million and consulting costs increased $0.4 million. Salaries and other compensation declined $4.7 million resulting primarily from reduced staffing levels and reductions in incentive compensation. Pension expense declined $1.5 million primarily due a $2.4 million actuarial gain that resulted from the remeasurment of defined benefit plan obligations.

Amortization of Intangible Assets

Amortization commenced in the fourth quarter of 2014 for the intangible assets resulting from the Company’s emergence from bankruptcy and adoption of fresh start accounting.

Impairment of Excess Reorganization Value

The excess reorganization value on the balance sheet was tested for impairment and was determined to be fully impaired as of December 31, 2015 due to the market values of the Company’s debt and equity. The impairment charge of $137.2 million did not affect our normal business operations or liquidity position, and we believe does not reflect the actual performance of the business. We move forward with no excess reorganization value on our balance sheet.

Special Charges for Workforce Reductions

We notified our American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding for advanced uranium enrichment centrifuge research under our then contract with UT-Battelle. Based on the number of American Centrifuge employees likely to be laid off, we incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under our severance plan.

In addition, the cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013. Special charges in 2015 included related termination benefits of $4.9 million, less $0.4 million for severance paid by the Company and invoiced to DOE for its share of employee severance.

In 2014, special charges for termination benefits consisted of $8.2 million, less amounts paid by the Company and invoiced to DOE of $4.0 million.

Other (Income)

Other income of $2.1 million in 2015 consisted of net gains on sales of assets and property.

In January through April 2014, DOE and the Company provided cost-sharing support for American Centrifuge activities under the Cooperative Agreement, which expired in accordance with its terms on April 30, 2014. DOE’s cost share of qualifying American Centrifuge expenditures of $33.7 million was recognized as other income. In addition, other income in 2014 included gains on sales of assets and property of $7.0 million.

Reorganization Items, Net

Expenses, gains and losses directly associated with our reorganization in 2014 were reported as Reorganization Items, Net.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $0.3 million in 2015 with an effective income tax rate of 0% and $3.4 million in 2014 with an effective income tax rate of (1)%. The benefit of $3.4 million for the year ended December 31, 2014 includes the recognition of offsetting income tax expense of $2.4 million recorded in other comprehensive income. The 2014 benefit includes $1.0 million and the 2015 benefit includes $0.3 million for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Income (Loss)

Net income declined $485.2 million from net income of $297.8 million in 2014 for a net loss of $187.4 million in 2015. The decline is attributable to net reorganization gains in the prior year, the impairment of the excess reorganization value in 2015, higher amortization in 2015 of intangible assets that resulted from our reorganization, and was partially offset by higher gross profits in 2015.

Liquidity and Capital Resources

We ended 2015 with a consolidated cash balance of $234.0 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and purchases of Russian LEU.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level.  Centrus’ principal source of funding for American Centrifuge activities is provided (i) under contract with UT-Battelle, the operator of ORNL; and (ii) from Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the “Intercompany Notes”). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under contract with UT-Battelle, American Centrifuge costs that are outside the scope of work under the contract with UT-Battelle, including demobilization costs and contract termination costs resulting from reductions in scope of work, and general corporate expenses, including cash interest payments on our 8% paid-in-kind toggle notes (“PIK Toggle Notes”). The contract with UT-Battelle expired in September 2015. We continue to perform work at the expected reduced scope as the parties work toward a successor agreement. The Company elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the semi-annual interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, the principal balance increased accordingly to $247.6 million. For any interest payment date from October 1, 2015 through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest period ending March 31, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum. Capital expenditures are expected to be insignificant for at least the next 12 months.

We believe our sales order book in our LEU segment is a source of stability for our liquidity position. Enriched uranium fuel is typically bought and sold under long-term contracts with deliveries over several years. Centrus’ sales order book extends for more than a decade. Over the course of 2015, we made significant deliveries from the order book while also adding some major new long-term sales to our order book. Although we see limited uncommitted demand for LEU prior to the end of the decade based on current market conditions, we continue to seek and make additional sales, including sales for delivery during that time period.

Our current focus for the American Centrifuge technology relates to our contract to conduct research and development work for the U.S. government. Effective October 1, 2015, DOE discontinued funding for the demonstration of the American Centrifuge technology in Piketon, Ohio, consolidating the program to our engineering and testing facilities in Oak Ridge, Tennessee. We anticipate that DOE, through UT-Battelle, will extend our work in Tennessee through September 30, 2016.

The Company continued funding operations in Piketon from its own funds while it explored potential alternatives. Subsequently, on February 19, 2016, the Company announced its decision to commence with the D&D of the Piketon facility. The Company will preserve a core staff, expertise, and facilities at Piketon to enable the facility to be used to support the Company’s other business development initiatives as needed.

We notified our American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding under our then contract with UT-Battelle, the operator of ORNL. Based on the level of funding reduction, we incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under our severance plan. We initiated a voluntary workforce reduction opportunity in October 2015 and commenced involuntary workforce reductions beginning in the first quarter of 2016. Centrus expects to make payments for these workforce reductions through early 2017.

In addition to severance and demobilization costs, we are beginning to incur expenditures in 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. Estimates for such costs have been included in the liability for D&D of the Piketon facility. The balance of this liability, included in current liabilities, was $29.4 million as of December 31, 2015 based on cost projections.

We expect the D&D effort will continue through the end of 2016. Cash expenditures for D&D, employee severance and other demobilization costs are anticipated to occur primarily in 2016 and are projected in a range of $50 million to $60 million. Centrus has previously provided financial assurance to the NRC and DOE for D&D and lease turnover costs in the form of surety bonds of approximately $16 million and $13 million, respectively, which are fully cash collateralized by Centrus. Centrus expects cash deposits will be returned as surety bonds are cancelled following its performance of D&D or reduced based on our satisfaction of lease conditions.

While we are moving forward with actions to reduce costs and demobilize Piketon operations, we are doing so in a manner that preserves as much of our scientific, technical, and industrial expertise as we can with the available funding. We seek to protect as much of the core capabilities of the program as possible so that the technology will remain ready for deployment in the event that the U.S. government calls upon it for national security purposes.

In the event that funding by the U.S. government is further reduced or discontinued, the American Centrifuge project may be subject to further demobilization, costs, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity. A decision to further demobilize or terminate the project would result in severance costs, contractual commitments, and other related costs which would impose additional demands on our liquidity. In addition, we continue to be subject to actions that may be taken by vendors, customers, creditors and other third parties in response to our actions or based on their view of our financial strength and future business prospects which could give rise to events that individually, or in the aggregate, impose significant demands on our liquidity.

As described below under Defined Benefit Plan Funding, we are in discussions with the PBGC and its financial advisor regarding the impact of our de-leases of the Portsmouth and Paducah GDPs and related transition of employees as well as the continuing transition of our business on our defined benefit plan funding obligations.

The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Successor		Predecessor
	Year Ended Dec. 31, 2015	3 Mos. Ended Dec. 31, 2014	9 Mos. Ended Sep. 30, 2014	Combined 2014
Net Cash Provided by (Used in) Operating Activities	$8.5	$110.2	$(220.3)	$(110.1)
Net Cash Provided by Investing Activities	6.7	3.2	12.3	15.5
Net Cash (Used in) Financing Activities	—	—	(0.8)	(0.8)
Net Increase (Decrease) in Cash and Cash Equivalents	$15.2	$113.4	$(208.8)	$(95.4)

Operating Activities

During 2015, net cash provided by operating activities was $8.5 million. Monetization of inventory purchased or produced in prior periods provided cash in 2015 as inventories declined $90.9 million due to sales deliveries exceeding product received under SWU purchase agreements. In addition, current accounts receivable declined $32.4 million in 2015 due to monetization without increased sales and billings. The net reduction of the SWU purchase payables balance of $54.7 million, due to the timing of purchase deliveries, was a significant use of cash in 2015. The net loss of $187.4 million in 2015, net of non-cash charges including depreciation, amortization, excess reorganization value impairment, and actuarial gains and losses, was a use of cash in 2015.

During 2014, net cash used in operating activities was $110.1 million on a combined basis. The combined operating loss of $112.8 million, net of non-cash charges including depreciation and amortization and primarily due to non-production expenses, was a use of cash in 2014. In addition, cash payments made for reorganization items of $23.8 million and interest payments of $15.9 million made to former noteholders was a use of cash in the period. Net reductions of the SWU purchase payables balance of $200.6 million, due to the timing of deliveries, was a significant use of cash in 2014, offset by the monetization of inventory purchased or produced in prior periods that provided cash as inventories declined $200.0 million.

Investing Activities

There were no significant capital expenditures in 2015 or 2014. Cash collateral deposits decreased $5.0 million in 2015, and $5.0 million in 2014, commensurate with declines in surety bonds required for waste disposition.

Working Capital

	December 31,
	2015	2014
	(millions)
Cash and cash equivalents	$234.0	$218.8
Accounts receivable, net	26.5	58.9
Inventories, net	212.4	303.3
Other current assets and liabilities, net	(165.2)	(189.0)
Working capital	$307.7	$392.0

Defined Benefit Plan Funding

We contributed $8.0 million to the non-qualified defined benefit pension plans in 2015 and we expect to contribute $4.2 million in 2016. For the qualified defined benefit pension plans, we did not contribute in 2015 and we do not expect to contribute in 2016 since there is not expected to be a required contribution. There is no required contribution for the postretirement health and life benefit plans under ERISA, and we do not expect to contribute in 2016.

We have been engaged in discussions with the PBGC regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e) related to the Company ceasing enrichment operations and returning the Portsmouth and Paducah GDP facilities to DOE.

In the event the PBGC were to determine there are funding obligations under section 4062(e), the Company believes that any such liability would be fully satisfied under the provisions of the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The CFCAA changes the criteria for triggering liability under section 4062(e); provides certain exemptions from the applicability of section 4062(e) to certain events; permits companies to satisfy the liability by making payments into the pension over seven years, but ceases once the pension reaches a 90% funding level as calculated under the method provided in the CFCAA; subject to an exception not applicable here, prohibits the PBGC from taking any enforcement, administrative or other action under section 4062(e) that is inconsistent with the amendments made by the CFCAA based on events that occurred before the date of enactment (December 16, 2014); and permits companies to elect to satisfy any liability under section 4062(e) as provided in the CFCAA for an event that had occurred prior to date of enactment as if such cessation had occurred on such date of enactment.

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

Capital Structure and Financial Resources

As of December 31, 2015, our debt consisted of $247.6 million of PIK Toggle Notes. The PIK Toggle Notes will mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the indenture governing the PIK Toggle Notes relating to the funding of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology. The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. For any interest payment date from October 1, 2015, through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest period ending March 31, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum.

The PIK Toggle Notes are guaranteed on a limited, subordinated and conditional basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to the unconditional interest claim). Additional terms and conditions of the PIK Toggle Notes are described in Note 10 of the consolidated financial statements.

As described in more detail above under Defined Benefit Plan Funding, we are managing our working capital to improve the long-term value of our LEU business and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of the indenture. The Company, however, continually evaluates alternatives to manage our capital structure, and may opportunistically repurchase, exchange or redeem the PIK Toggle Notes or other Company securities.

NYSE MKT Listing Standards Notice

On November 17, 2015, we received notice from the NYSE MKT LLC indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT's Company Guide since it reported a stockholders’ deficit as of September 30, 2015 and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. We submitted a plan to regain compliance with the NYSE MKT’s continued listing standards and the NYSE MKT notified us in January 2016 that it has accepted our plan. With the NYSE MKT’s acceptance of the plan, we have until May 17, 2017, to regain compliance. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. In the meantime, our common stock will continue to be traded on the NYSE MKT, subject to ongoing monitoring by the NYSE MKT and our compliance with all other applicable NYSE MKT requirements.

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

A summary of financial assurance and related cash collateral follows (in millions):

	December 31,
	2015	2014

Decontamination and decommissioning of American Centrifuge	$29.4	$29.4
Waste disposition	0.3	5.4
Other financial assurance	6.3	6.3
Total financial assurance requirements	$36.0	$41.1

Letters of credit	$1.6	$1.6
Surety bonds	34.4	39.5
Total financial assurance instruments	$36.0	$41.1

Cash collateral deposit for surety bonds	$29.8	$34.8

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

Commitments under SWU Purchase Agreement

We purchase SWU contained in LEU from Russia supplied to us under a 2011 agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX” (“TENEX”). The LEU that we obtain from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU. We purchase the SWU component of the LEU and deliver natural uranium to TENEX for the LEU’s uranium component. In December 2015, we successfully negotiated an amendment to the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our sales order book, and restrictions on the import of Russian LEU. The amendment, which is subject to approval of the Russian State Atomic Energy Corporation “Rosatom”, extends the Russian Supply Agreement beyond 2022 and gives us the right to reschedule quantities of SWU into the period 2023-2026, in return for the purchase of additional SWU in those years.

Under the terms of the amended Russian Supply Agreement, we will have the option to reschedule to 2023-2026 up to approximately 7.7 million SWU of the approximately 16.6 million SWU remaining to be purchased, subject to an increase in our purchase obligation as compensation for our deferring the purchase to those years and a change in the terms for ordering enriched uranium included in the amendment.  These compensatory SWU, which could increase our purchase obligation after 2022 to approximately 10 million SWU, will be calculated on a yearly basis beginning at the end of 2022.  We will take these SWU in 2023-2026, but will have the right to move purchases in excess of 2.25 million SWU per year to the first year after 2026 in which such excess can be purchased without exceeding the 2.25 million SWU limit. The amendment also provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if we fail to submit orders for such SWU.  We would then have the right to take the unordered SWU in the following year. The recent modification did not change the pricing terms for SWU under the Russian Supply Agreement, which are based on a mix of market-related price points and other factors.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our purchase commitments under the Russian Supply Agreement and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements, obligations, or other relationships as of December 31, 2015 or December 31, 2014.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 of the consolidated financial statements for information on new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2015, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. As of December 31, 2015, our debt consisted of the PIK Toggle Notes with a balance sheet carrying value of $247.6 million. The estimated fair value of the PIK Toggle Notes was $36.9 million based on the most recent trading price as of December 31, 2015.

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

Management assessed the effectiveness of Centrus’ internal control over financial reporting as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (updated 2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Centrus’ internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, Governance Information, Section 16(a) Beneficial Ownership Reporting Compliance, and Board and Committee Membership in the Company’s Proxy Statement for the 2016 annual meeting of stockholders (the “2016 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Executive Compensation, and Compensation of Directors in the 2016 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2016 Proxy Statement is incorporated herein by reference.

The following table gives information about the Company’s common stock that may be issued under the 2014 Equity Incentive Plan as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	475,000	$4.09	461,664
Equity compensation plans not approved by security holders	—	—	—
Total	475,000		461,664

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2016 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2016 Proxy Statement is incorporated herein by reference.

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

Centrus Energy Corp.

March 22, 2016	/s/ Daniel B. Poneman
Daniel B. Poneman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel B. Poneman	President and Chief Executive Officer (Principal Executive Officer) and Director	March 22, 2016
Daniel B. Poneman

/s/ Stephen S. Greene	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 22, 2016
Stephen S. Greene

/s/ John C. Dorrian	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 22, 2016
John C. Dorrian

/s/ Mikel H. Williams	Chairman of the Board and Director	March 22, 2016
Mikel H. Williams

/s/ Theodore J. Dalheim, Jr.	Director	March 22, 2016
Theodore J. Dalheim, Jr.

/s/ Michael Diament	Director	March 22, 2016
Michael Diament

/s/ Osbert Hood	Director	March 22, 2016
Osbert Hood

/s/ W. Thomas Jagodinski	Director	March 22, 2016
W. Thomas Jagodinski

/s/ Patricia J. Jamieson	Director	March 22, 2016
Patricia J. Jamieson

/s/ Suleman E. Lunat	Director	March 22, 2016
Suleman E. Lunat

/s/ William J. Madia	Director	March 22, 2016
William J. Madia

/s/ Michael P. Morrell	Director	March 22, 2016
Michael P. Morrell

/s/ Hiroshi Sakamoto	Director	March 22, 2016
Hiroshi Sakamoto

CENTRUS ENERGY CORP.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Centrus Energy Corp.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for the year ended December 31, 2015 and for the three months ended December 31, 2014 present fairly, in all material respects, the financial position of Centrus Energy Corp. and its subsidiaries (Successor) at December 31, 2015 and 2014 and the results of their operations and their cash flows for the year ended December 31, 2015 and the three months ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the United States Bankruptcy Court for the district of Delaware confirmed the Company's Plan of Reorganization on September 5, 2014. Confirmation of the Plan of Reorganization resulted in the discharge of all claims against the Company that arose before March 5, 2014 and substantially alters rights and interests of equity security holders as provided for in the Plan of Reorganization. The Plan of Reorganization was substantially consummated on September 30, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of September 30, 2014.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 22, 2016

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Centrus Energy Corp.:

In our opinion, the accompanying consolidated statements of operations, of comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for the nine months ended September 30, 2014 present fairly, in all material respects, the results of operations and cash flows of Centrus Energy Corp. (formerly known as USEC Inc.) and its subsidiaries (Predecessor) for the nine months ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 20 to the consolidated financial statements, the Company filed a petition on March 5, 2014 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Plan of Reorganization was substantially consummated on September 30, 2014 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 22, 2016

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$234.0	$218.8
Accounts receivable, net	26.5	58.9
Inventories	319.2	462.2
Deferred costs associated with deferred revenue	63.1	82.9
Other current assets	15.2	19.6
Total current assets	658.0	842.4
Property, plant and equipment, net	3.5	3.5
Deposits for surety bonds	29.8	34.8
Intangible assets, net	105.8	119.2
Excess reorganization value	—	137.2
Other long-term assets	23.6	20.6
Total Assets	$820.7	$1,157.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$44.8	$50.5
Payables under SWU purchase agreements	85.4	140.1
Inventories owed to customers and suppliers	106.8	158.9
Deferred revenue	83.9	100.9
Decontamination and decommissioning obligations	29.4	—
Total current liabilities	350.3	450.4
Long-term debt	247.6	240.4
Postretirement health and life benefit obligations	184.3	211.4
Pension benefit liabilities	172.3	179.3
Decontamination and decommissioning obligations	—	22.6
Other long-term liabilities	31.9	32.0
Total Liabilities	986.4	1,136.1
Commitments and Contingencies (Note 17)
Stockholders’ Equity (Deficit)
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized, none issued	—	—
Common stock, par value $0.10 per share, 100,000,000 shares authorized, 9,000,000 shares issued and outstanding	0.9	0.9
Excess of capital over par value	59.0	58.6
Retained earnings (deficit)	(229.7)	(42.3)
Accumulated other comprehensive income (loss), net of tax	4.1	4.4
Total stockholders’ equity (deficit)	(165.7)	21.6
Total Liabilities and Stockholders’ Equity (Deficit)	$820.7	$1,157.7

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014
Revenue:
Separative work units	$289.9	$101.0	$347.5
Uranium	65.5	0.8	—
Contract services	62.8	21.8	43.0
Total Revenue	418.2	123.6	390.5
Cost of Sales:
Separative work units and uranium	285.3	119.6	369.4
Contract services	64.0	22.5	43.9
Total Cost of Sales	349.3	142.1	413.3
Gross profit (loss)	68.9	(18.5)	(22.8)
Advanced technology costs	33.0	4.7	56.6
Selling, general and administrative	42.6	10.2	32.2
Amortization of intangible assets	13.4	4.3	—
Impairment of excess reorganization value	137.2	—	—
Special charges for workforce reductions	13.2	2.1	2.1
Other (income)	(2.1)	(1.3)	(39.4)
Operating (loss)	(168.4)	(38.5)	(74.3)
Interest expense	19.6	4.9	14.0
Interest (income)	(0.3)	(0.2)	(0.5)
Reorganization items, net	—	1.5	(426.9)
Income (loss) before income taxes	(187.7)	(44.7)	339.1
Provision (benefit) for income taxes	(0.3)	(2.4)	(1.0)
Net income (loss)	$(187.4)	$(42.3)	$340.1

Net income (loss) per share - basic	$(20.82)	$(4.70)	$69.41
Net income (loss) per share - diluted	$(20.82)	$(4.70)	$45.93
Weighted-average number of shares outstanding:
Basic	9.0	9.0	4.9
Diluted	9.0	9.0	7.6

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Successor		Predecessor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014
Net income (loss)	$(187.4)	$(42.3)	$340.1
Other comprehensive income (loss), before tax (Note 18):
Prior service credit arising during the period	—	6.8	—
Curtailment (gain) recognized in net income (loss)	—	—	(2.2)
Amortization of actuarial losses, net	—	—	0.9
Amortization of prior service (credits), net	(0.3)	—	(0.3)
Other comprehensive income (loss), before tax	(0.3)	6.8	(1.6)
Income tax benefit related to items of other comprehensive income	—	(2.4)	—
Other comprehensive income (loss), net of tax	(0.3)	4.4	(1.6)
Elimination of Predecessor Company accumulated other comprehensive loss	—	—	121.7
Comprehensive income (loss)	$(187.7)	$(37.9)	$460.2

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Successor		Predecessor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014
Cash Flows from Operating Activities
Net income (loss)	$(187.4)	$(42.3)	$340.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13.8	4.5	4.2
Impairment of excess reorganization value	137.2	—	—
Immediate recognition of net actuarial (gains) losses	(29.6)	10.4	—
PIK interest on paid-in-kind toggle notes	5.4	—	—
Gain on sales of assets	(2.1)	(1.3)	(5.7)
Non-cash reorganization items	—	—	(449.2)
Changes in operating assets and liabilities:
Accounts receivable – decrease	29.3	31.0	79.0
Inventories, net – decrease	90.9	23.0	177.0
Payables under SWU purchase agreements – increase (decrease)	(54.7)	92.8	(293.4)
Deferred revenue, net of deferred costs – increase (decrease)	2.6	17.3	(9.7)
Accounts payable and other liabilities – (decrease)	(1.8)	(26.5)	(58.9)
Other, net	4.9	1.3	(3.7)
Net Cash Provided By (Used in) Operating Activities	8.5	110.2	(220.3)

Cash Flows Provided by Investing Activities
Deposits for surety bonds - net decrease	5.0	1.1	3.9
Proceeds from sales of assets	2.0	2.1	8.4
Capital expenditures	(0.3)	—	—
Net Cash Provided by Investing Activities	6.7	3.2	12.3

Cash Flows (Used in) Financing Activities
Payments for deferred financing costs	—	—	(0.7)
Common stock purchased	—	—	(0.1)
Net Cash (Used in) Financing Activities	—	—	(0.8)

Net Increase (Decrease)	15.2	113.4	(208.8)
Cash and Cash Equivalents at Beginning of Period	218.8	105.4	314.2
Cash and Cash Equivalents at End of Period	$234.0	$218.8	$105.4

Supplemental cash flow information:
Interest paid	$12.2	$—	$15.9
Income taxes paid, net of refunds	0.3	—	—
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$1.8	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013 (Predecessor)	$0.5	$1,216.4	$(1,520.7)	$(34.3)	$(120.1)	$(458.2)
Net income	—	—	340.1	—	—	340.1
Other comprehensive (loss), net of tax (Note 18)	—	—	—	—	(1.6)	(1.6)
Restricted and other common stock issued, net of amortization	—	1.1	—	(0.1)	—	1.0
Surrender of restricted stock	—	4.4	—	(4.4)	—	—
Elimination of Predecessor Company equity	(0.5)	(1,221.9)	1,180.6	38.8	121.7	118.7
Issuance of Successor Company common stock and excess of capital over par value	0.9	58.4	—	—	—	59.3
Balance at September 30, 2014 (Predecessor)	$0.9	$58.4	$—	$—	$—	$59.3

Balance at September 30, 2014 (Successor)	$0.9	$58.4	$—	$—	$—	$59.3
Net (loss)	—	—	(42.3)	—	—	(42.3)
Other comprehensive income, net of tax (Note 18)	—	—	—	—	4.4	4.4
Restricted stock units and stock options issued, net of amortization	—	0.2	—	—	—	0.2
Balance at December 31, 2014 (Successor)	$0.9	$58.6	$(42.3)	$—	$4.4	$21.6

Balance at December 31, 2014 (Successor)	$0.9	$58.6	$(42.3)	$—	$4.4	$21.6
Net (loss)	—	—	(187.4)	—	—	(187.4)
Other comprehensive (loss), net of tax (Note 18)	—	—	—	—	(0.3)	(0.3)
Restricted stock units and stock options issued, net of amortization	—	0.4	—	—	—	0.4
Balance at December 31, 2015 (Successor)	$0.9	$59.0	$(229.7)	$—	$4.1	$(165.7)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

On March 5, 2014, USEC Inc. filed a voluntary petition for relief (the “Bankruptcy Filing”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Bankruptcy Filing was “pre-arranged” and included the filing of a proposed Plan of Reorganization (the “Plan of Reorganization”) supported by certain holders of the claims and interests impaired under the Plan of Reorganization. On August 18, 2014, the Company announced that the Plan of Reorganization was accepted by more than 99% in both value and number of votes cast of holders of its convertible notes and that both holders of the Company’s preferred equity voted in favor of the Plan of Reorganization. On September 5, 2014, the Bankruptcy Court entered an order approving and confirming the Plan of Reorganization. On September 30, 2014 (the “Effective Date”), the Company satisfied the conditions of the Plan of Reorganization and the Plan of Reorganization became effective. On the Effective Date, USEC Inc. changed its name to Centrus Energy Corp. (“Centrus” or the “Company”).

In accordance with Accounting Standards Codification Topic 852, Reorganizations, Centrus adopted fresh start accounting upon emergence from Chapter 11 bankruptcy resulting in Centrus becoming a new entity for financial reporting purposes. References to “Successor” or “Successor Company” relate to the financial position of the reorganized Centrus as of and subsequent to September 30, 2014 and results of operations subsequent to September 30, 2014. References to “Predecessor” or “Predecessor Company” relate to the Company prior to September 30, 2014. As a result of the application of fresh start accounting and the effects of the implementation of the Plan of Reorganization, the consolidated financial statements on or after September 30, 2014 are not comparable to consolidated financial statements prior to that date. Refer to Note 21, Fresh Start Accounting, for additional information.

Expenses, gains and losses directly associated with reorganization proceedings are reported as Reorganization Items, Net, in the accompanying consolidated statement of operations.

Centrus is a supplier of low-enriched uranium (“LEU”) for nuclear power plants. The benefits of the balance sheet restructuring provide stability and continuity for Centrus’ LEU commercial operations, conducted primarily through its wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”). Moving forward, Centrus expects to continue Enrichment Corp.’s operations by selling its current inventory quantities, as well as commercial LEU purchased from Russia and from other suppliers, to customers under contract and through new commercial sales.

The consolidated financial statements include the accounts of Centrus Energy Corp., its principal subsidiary Enrichment Corp., and its other subsidiaries. All material intercompany transactions are eliminated. Certain amounts in the consolidated financial statements have been reclassified to conform to the current presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include short-term or highly liquid assets with original maturities of three months or less.

Inventories and Inventories Owed to Customers and Suppliers

LEU consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be used in the production of LEU under this formula is referred to as its uranium or “feed” component.

SWU and uranium inventory costs are determined using the monthly moving average cost method. SWU costs for the Successor Company are based on SWU purchase costs and the inventory cost basis as of the Effective Date. SWU inventory costs were increased by $35.4 million as of the Effective Date to reflect fresh start accounting adjustments as described in Note 21, Fresh Start Accounting.

Centrus acquires Russian LEU under the terms of a commercial agreement with Russia (the “Russian Supply Agreement”). Deliveries under the supply agreement are expected to continue through 2026. The cost of the SWU component of LEU acquired from Russia is recorded at the purchase cost plus related shipping costs.

Inventories of SWU and uranium are valued at the lower of cost or net realizable value (“NRV”). NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The estimated selling price for SWU and uranium is based on the pricing terms of contracts in the Company’s sales order book, and, for uranium not under contract, the estimated selling price is based primarily on published price indicators at the balance sheet date.

Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between Centrus and domestic fabricators, fabricators order quantities of LEU from Centrus based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, Centrus satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. Centrus’ balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from Centrus and the fabricator’s needs for working stock of LEU. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from Centrus than Centrus is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy Centrus’ customer order obligations on Centrus’ behalf. In such cases, the transfer of title of LEU from Centrus to the customer results in quantities of SWU and uranium owed by Centrus to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future deliveries of LEU to fabricators are made.

Deferred Taxes

Centrus follows the asset and liability approach to account for deferred taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences of temporary differences between the balance sheet carrying amounts of assets and liabilities and their respective tax bases. Deferred taxes are based on income tax rates in effect for the years in which temporary differences are expected to reverse. The effect on deferred taxes of a change in income tax rates is recognized in income when the change in rates is enacted in the law. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities completely offset, resulting in a balance of $0 on the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014. Additional details are provided below under New Accounting Standards and in Note 14, Income Taxes.

Property, Plant and Equipment

Property, plant and equipment are recorded at acquisition cost. Leasehold improvements and machinery and equipment are depreciated on a straight line basis over the shorter of the useful life of the assets or the lease term, if applicable.

Intangible Assets

Centrus has intangible assets resulting from fresh start accounting as a result of emergence from Chapter 11 bankruptcy. Centrus evaluates the carrying value of the intangible assets by performing impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss.

The identifiable intangible assets relate to the sales order book and customer relationships. The order book intangible asset is amortized as the order book is reduced, principally as result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years.

Centrus evaluates the carrying value of the nonidentifiable excess reorganization value (or “goodwill”, as defined by the accounting standards) by performing an impairment test on an annual basis or whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The excess reorganization value was tested for impairment and was determined to be fully impaired as of October 1, 2015. An impairment charge was recognized for the carrying value of the excess reorganization value. Additional details are provided in Note 8, Intangible Assets.

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

Contract Services Revenue

From May 2014 to September 2015, the contract services segment included revenue and cost of sales for American Centrifuge work Centrus performed under an agreement with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), for continued cascade operations and continuation of core American Centrifuge research and technology activities in Oak Ridge, Tennessee and Piketon, Ohio. Spending levels were consistent with the fixed funding levels.

The contract services segment also includes limited services provided by Centrus to the U.S. Department of Energy (“DOE”) and its contractors at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant and formerly at the Paducah Gaseous Diffusion Plant (the “Paducah GDP”). Contract services revenue includes billings for fees and reimbursements for allowable costs that are determined in accordance with the terms of the underlying contracts. Revenue is recognized as work is performed and as fees are earned. Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs determined in accordance with government cost accounting standards. Amounts representing contract change orders or final billing rates based on incurred costs are accrued and included in revenue when they can be reliably estimated and realization is probable. Allowable costs are subject to audit by the Defense Contract Audit Agency (“DCAA”), or such other entity that DOE authorizes to conduct the audit. The final settlement of amounts submitted by Centrus for reimbursement is subject to Federal Acquisition Regulations requiring the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Revenue resulting from final billing rates is recognized upon completion of the government audits and notice by DOE authorizing final billing. DOE historically has not approved Centrus’ provisional billing rates and has not completed audits of Centrus’ incurred cost submissions and authorized final payments in a timely manner. Additional details are provided in Note 5, Receivables. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, since these periods have not been finalized with DOE, uncertainty exists and Centrus has not yet recognized this additional revenue.

Advanced Technology Costs

American Centrifuge costs incurred by the Company that are outside of our contract work with UT-Battelle are included in advanced technology costs, including certain demobilization and maintenance costs. Refer to Note 4, Advanced Technology Costs and Other Income, and Note 17, Commitments and Contingencies, for further details regarding the American Centrifuge project.

Although the Company’s contract with UT-Battelle expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. Costs for such work are included in advanced technology costs in the fourth quarter of 2015. We intend to enter into a new contract with UT-Battelle in 2016.

Pension and Postretirement Health and Life Benefit Plans

The Company provides retirement benefits to certain employees and retirees under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Plan assets and benefit obligations are remeasured each year as of the balance sheet date, or when lump-sum payments exceed certain levels, resulting in differences between actual and projected results. Upon the adoption of fresh start accounting, the Successor Company adopted an accounting policy to immediately recognize these actuarial gains and losses in the statement of operations. The immediate recognition in the statement of operations is intended to increase transparency regarding the impacts of changes in plan assets and benefit obligations.

The Predecessor Company recognized these actuarial gains and losses as a component of stockholders’ equity and generally amortized them into operating results over the average future service period of the active employees of these plans or the average future lifetime of plan participants for inactive plans.

Stock-Based Compensation

Centrus has a stock-based compensation plan which authorizes the issuance of common stock to the Company’s employees, officers, directors and other individuals providing services to the Company or its affiliates pursuant to options, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock based awards. Stock-based compensation cost is measured at the grant date based on the fair value of the award. The cost is recognized over the requisite service period on a straight-line basis over the vesting period.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive new guidance for revenue recognition. The core principle of the new standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The new standard will supersede current guidance in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The new standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. In August 2015, the FASB issued guidance deferring the effective date of the new revenue recognition standard by one year. The new standard will become effective for Centrus beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted as of the first quarter of 2017. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

In August 2014, the FASB issued guidance requiring management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The new standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The implementation of the new standard is not expected to have a material impact on Centrus’ consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The new guidance requires the presentation of debt issuance costs in the balance sheet as a reduction in the carrying amount of the related debt liability instead of a deferred charge asset. The new guidance requires retrospective application and is effective for Centrus beginning with the first quarter of 2016. The implementation of the new standard will not have a material impact on Centrus’ consolidated financial statements.

In May 2015, the FASB issued guidance to eliminate the requirement to categorize investments in the fair value hierarchy table for which the fair value is measured at net asset value (“NAV”) per share as a practical expedient. Centrus adopted the new guidance as reflected in the fair value disclosures in Notes 11 and 12. Adoption of the new guidance did not affect the Company’s financial condition, results of operations, or cash flows.

In July 2015, the FASB issued guidance that simplifies the subsequent measurement of inventories by replacing the existing valuation test (lower of cost or market) with a lower of cost or net realizable value (“NRV”) test. The new test is applicable for certain inventory costing methods including the monthly moving average cost method used by Centrus. NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. Under former guidance, NRV was one of several determinations used to assess market values. For Centrus, NRV has been the determining factor in assessing the market value for the Company’s principal inventories. Centrus adopted the new guidance in the fourth quarter of 2015 and there was no effect on the Company’s financial condition, results of operations, or cash flows.

In November 2015, the FASB issued guidance to simplify the presentation of deferred tax assets and liabilities. The Company elected early application and the new guidance has been applied to all periods presented in the current Annual Report. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company’s deferred tax assets and liabilities completely offset, resulting in a balance of $0 on the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014. Additional details are provided in Note 14, Income Taxes.

In February 2016, the FASB issued guidance that requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for annual and interim periods beginning after December 15, 2018, and requires expanded disclosures of lease arrangements. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

3. SPECIAL CHARGES FOR WORKFORCE REDUCTIONS

Centrus notified its American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of DOE’s decision to reduce funding for advanced uranium enrichment centrifuge research under the Company’s contract with UT-Battelle. Based on the level of funding reduction, Centrus incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits consisting primarily of payments under its pre-existing severance plan. Centrus expects to make payments for these workforce reductions through early 2017.

In addition, the cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013. Special charges include related termination benefits less severance paid by the Company and invoiced to DOE for its share of employee severance pursuant to the USEC Privatization Act.

A summary of special charges and changes in the related balance sheet accounts follows (in millions):

	Predecessor			Successor
	Liability Balance to Be Paid, Dec. 31, 2013	Nine Months Ended Sep. 30, 2014		Liability Balance to Be Paid, Sep. 30, 2014	Three Months Ended Dec. 31, 2014		Liability Balance to Be Paid, Dec. 31, 2014
		Special Charges	Paid		Special Charges	Paid
Workforce reductions, primarily severance payments	$21.2	$4.5	$(13.6)	$12.1	$3.7	$(13.4)	$2.4
Less: Amounts billed to DOE		(2.4)			(1.6)
		$2.1			$2.1

	Successor
	Liability Balance to Be Paid, Dec. 31, 2014	2015		Liability Balance to Be Paid, Dec. 31, 2015
		Special Charges	Paid
Workforce reductions, primarily severance payments	$2.4	$13.6	$(7.3)	$8.7
Less: Amounts billed to DOE		(0.4)
		$13.2

4. ADVANCED TECHNOLOGY COSTS AND OTHER INCOME

From June 2012 through April 2014, the Company performed work under the June 2012 cooperative agreement with DOE (the “Cooperative Agreement”) for the American Centrifuge technology with DOE providing cost-share funding. The Cooperative Agreement expired in accordance with its terms on April 30, 2014. In 2014, advanced technology costs included costs for work performed under the Cooperative Agreement and DOE’s cost share was recognized as other income.

Revenue and cost of sales for work that Centrus performed from May 2014 to September 2015 as a contractor to UT-Battelle are reported in the contract services segment.

American Centrifuge costs incurred by the Company that were outside of the UT-Battelle contract are included in advanced technology costs, including certain demobilization and maintenance costs. Such costs totaled $18.5 million in 2015, $4.7 million in the three months ended December 31, 2014 and $12.3 million in the nine months ended September 30, 2014. Although the Company’s contract with UT-Battelle expired September 30, 2015, the Centrus continued to perform work of similar scope in the fourth quarter of 2015 as the parties worked toward a successor agreement. Costs for such work totaled $7.7 million and are included in advanced technology costs. Advanced technology costs in 2015 included $6.8 million for an increase to the liability for the decontamination and decommissioning (“D&D”) of the Piketon facility based on updated cost projections.

5.  RECEIVABLES

	December 31,
	2015	2014
	(millions)
Utility customers and other	$24.7	$36.3
Contract services, primarily DOE	1.8	22.6
Accounts receivable, net	$26.5	$58.9

Accounts receivable are net of valuation allowances and allowances for doubtful accounts totaling $0 as of December 31, 2015 and $0.6 million as of December 31, 2014.

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Unpaid invoices to DOE totaled approximately $78 million as of December 31, 2015 and $75 million as of December 31, 2014 related to filed claims. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $23.0 million as of December 31, 2015, including updated submissions for final indirect rates and incurred costs, as well as invoices for interest. The long-term receivable as of December 31, 2014 was $19.9 million.

Centrus believes that DOE has failed to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). DOE denied the Company’s claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE’s denial of its claims to the U.S. Court of Federal Claims. The Company has been able to reach a resolution on a portion of the amounts claimed, and DOE has now paid approximately $6.5 million of claims for work performed in 2003 through 2006. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE, and the Company is pursuing payment of such claims directly from the DOE subcontractors. Payments of $0.4 million were received in the fourth quarter of 2015.

In December 2012, the Company invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013, and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013 under the CDA for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015, but there is no assurance the Company will be successful in its appeal. The Company has a full valuation allowance for this claim due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts the Company has invoiced to date.

Further, on February 5, 2015, the Company filed claims with DOE for payment under the CDA for approximately $1.6 million related to services performed in 2013. On May 5, 2015, the Company filed a motion for summary judgment. In June 2015, the Company voluntarily dismissed the claim and received payment from DOE of the approximately $1.6 million.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company or (b) to reduce outstanding receivables balances due from DOE. A payments balance of $19.4 million as of December 31, 2015 and $19.6 million as of December 31, 2014 is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

6. INVENTORIES

Centrus holds natural uranium and the uranium and SWU components of LEU at licensed locations. Components of inventories follow (in millions):

	December 31, 2015			December 31, 2014
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$221.5	$33.1	$188.4	$330.6	$76.6	$254.0
Uranium	97.5	73.7	23.8	131.4	82.3	49.1
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$319.2	$106.8	$212.4	$462.2	$158.9	$303.3

(a)
Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators that process LEU into fuel for use in nuclear reactors.

In 2015, Centrus exchanged SWU for uranium under a barter contract. SWU revenue of $8.3 million was recognized based on the fair market value of the uranium acquired in exchange for SWU delivered.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $0.4 billion as of December 31, 2015 and $0.6 billion as of December 31, 2014 to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer and title to uranium is transferred to Centrus.

7. PROPERTY, PLANT AND EQUIPMENT

	December 31,
	2015	2014
	(millions)
Property, plant and equipment, gross	$4.0	$3.7
Accumulated depreciation	(0.5)	(0.2)
Property, plant and equipment, net	$3.5	$3.5

8. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for the Company’s LEU segment.

Identifiable Intangible Assets

The identifiable intangible assets relate to the sales order book and customer relationships. The order book intangible asset is amortized as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the consolidated statement of operations.
Identifiable intangible assets consist of the following (in millions):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$12.0	$42.6	$54.6	$3.2	$51.4
Customer relationships	68.9	5.7	63.2	68.9	1.1	67.8
	$123.5	$17.7	$105.8	$123.5	$4.3	$119.2

The Company tested its identifiable intangible assets for impairment in conjunction with its annual test of excess reorganization value. The Company first performed a recoverability test of its identifiable intangible assets and determined there was no impairment as of October 1, 2015. The Company then tested excess reorganization value for impairment as described below in Excess Reorganization Value.

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2016	$12.6
2017	11.0
2018	10.1
2019	8.6
2020	8.7
Thereafter	54.8
$105.8

Excess Reorganization Value

The excess of the reorganization value over the fair value of identified tangible and intangible assets resulted in a nonamortizing intangible asset of $137.2 million as of September 30, 2014. The excess reorganization value (or “goodwill”, as defined by the accounting standards) was tested for impairment and was determined to be fully impaired as of October 1, 2015. The change in the carrying amount of the excess reorganization value for the year ended December 31, 2015 follows (in millions):

Excess Reorganization Value
Balance as of December 31, 2014	$137.2
Impairment	(137.2)
Balance as of December 31, 2015	$—

The Company tested the carrying amount of the excess reorganization value for impairment using the two-step quantitative approach outlined in Accounting Standards Codification Topic 350. The reporting unit for purposes of assigning and assessing the excess reorganization value is the Company’s LEU operations.

In the first step of the analysis, the Company compared the estimated fair value of the reporting unit to its carrying value, including the excess reorganization value. The fair value of the reporting unit was estimated using an income approach and a market approach. Under the market approach, the excess reorganization value was tested for impairment against the fair value of the Company since the Company’s LEU operations comprise substantially all of the Company’s assets and liabilities and is the Company’s principal source of revenue. The carrying value of total invested capital exceeded the fair value of the Company’s PIK Toggle Notes and the Common Stock (plus an estimated premium for theoretically controlling all shares). The trading prices of the PIK Toggle Notes and the Common Stock are observable inputs and, as such, indicate a level of independent, objective evidence in the fair value hierarchy (i.e., level one inputs) established in the accounting guidance.

Because of the results of the market approach, the Company performed the second step of the impairment analysis in order to determine the implied fair value of the reporting unit’s excess reorganization value. The implied fair value of the excess reorganization value represents the excess of fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of the reporting unit as if it were to be acquired in a business combination and the current fair value of the reporting unit (as calculated in the first step) was the purchase price. Any amount remaining after this allocation represents the implied fair value of the excess reorganization value. The implied fair value of the reporting unit’s excess reorganization value is then compared to the carrying value of the excess reorganization value and any excess of carrying value over the implied fair value represents a non-cash impairment charge.

The Company assessed the fair value of its assets and liabilities for purposes of step two. The results of the second step analysis showed that the implied fair value of the excess reorganization value was zero for the reporting unit. Therefore, the Company recorded an impairment charge of $137.2 million in the fourth quarter of 2015.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
($ millions)	2015	2014

Trade payables	$5.4	$10.4
Compensation and benefits	19.2	22.4
Severance	8.7	2.4
Other accrued liabilities	11.5	15.3
	$44.8	$50.5

10. DEBT

On the Effective Date and pursuant to the Plan of Reorganization, all of the Company’s convertible senior notes that were issued and outstanding immediately prior to the Effective Date were cancelled and the Company issued 8.0% paid-in-kind toggle notes (the “PIK Toggle Notes”) pursuant to the Indenture governing the PIK Toggle Notes entered into by the Company, Enrichment Corp., as guarantor and Delaware Trust Company, as trustee and collateral agent (the “Indenture”). The PIK Toggle Notes were issued in an initial aggregate principal amount of $240.4 million. No cash was received related to the issuance. The principal amount may be increased by any payment of interest in the form of PIK payments, as elected by the Company.

The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The Company elected to pay 3.0% per annum of interest due on the PIK Toggle Notes for the semi-annual interest periods ending on March 31, 2015 and September 30, 2015 in the form of PIK payments. As such, interest for 2015 was paid as $12.0 million in cash and $7.2 million in PIK payments, and the principal balance increased accordingly to $247.6 million. For any interest payment date from October 1, 2015 through the maturity of the PIK Toggle Notes, the Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest period ending March 31, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum. As such, total interest payable at December 31, 2015 is $5.0 million of which $1.6 million is included in accounts payable and accrued liabilities and $3.4 million is included in other long-term liabilities.

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

The PIK Toggle Notes are guaranteed and secured on a subordinated and limited basis by Enrichment Corp. The Enrichment Corp. guarantee ranks equally in right of payment with all existing and future unsubordinated indebtedness of Enrichment Corp. (other than the Designated Senior Claims as defined below) and is senior in right of payment to all existing and future subordinated indebtedness of Enrichment Corp. The Enrichment Corp. guarantee is subordinated in right of payment to certain obligations of, and claims against, Enrichment Corp. described in the Indenture (collectively, the “Designated Senior Claims”), including obligations and claims:

•	under a future credit facility;

•	held by or for the benefit of the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to any settlement of any actual or alleged ERISA Section 4062(e) event;

•	held by any party with respect to any equity investment (or any commitment to make an equity investment) with respect to the financing of the American Centrifuge project;

•	held by DOE, export credit agencies or any other lenders or insurers with respect to the financing or government support of the American Centrifuge project; and

•	held by the U.S. government.

The Company incurred offering expenses of $0.7 million related to the issuance of the PIK Toggle Notes. These costs are deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the PIK Toggle Notes. The deferred financing cost balance, included in other long-term assets, was $0.6 million at December 31, 2015 and $0.7 million at December 31, 2014.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value (in Millions)

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$234.0	—	—	$234.0	$218.8	—	—	$218.8
Deferred compensation asset (a)	—	$1.5	—	$1.5	—	$3.2	—	$3.2

Liabilities:
Deferred compensation obligation (a)	—	1.4	—	1.4	—	3.0	—	3.0

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

Other Financial Instruments

As of December 31, 2015 and December 31, 2014, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The estimated fair value of the PIK Toggle Notes was $36.9 million at December 31, 2015 and $121.2 million at December 31, 2014 based on the most recent trading prices as of the balance sheet date (Level 1).

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 5,000 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,000 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to the SERPs and the pension restoration plan, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008 who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or the postretirement health and life benefit plan.

Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. Historically, the Company recognized these actuarial gains and losses as a component of stockholders’ equity and generally amortized them into operating results over the average future service period of the active employees of these plans or the average future lifetime of plan participants for inactive plans. Upon the adoption of fresh start accounting, the Successor Company adopted an accounting policy to immediately recognize actuarial gains and losses in the statement of operations beginning in the fourth quarter of 2014. The immediate recognition in the statement of operations is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. As noted below, the impacts of plan amendments continue to be deferred as a component of stockholders’ equity and are recognized as net periodic benefit costs or credits in the statement of operations over time.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Successor		Predecessor	Successor		Predecessor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014
Changes in Benefit Obligations:
Obligations at beginning of period	$961.4	$965.1	$907.4	$237.7	$240.4	$231.9
Actuarial (gains) losses, net	(55.2)	18.7	96.0	(30.2)	4.3	8.3
Service costs	5.8	2.0	1.8	0.2	0.2	1.3
Interest costs	36.9	10.2	31.7	8.8	2.3	7.5
Benefits paid	(62.1)	(15.0)	(44.3)	(13.1)	(2.8)	(8.7)
Lump sum benefits paid	(50.6)	(17.9)	(24.7)	—	—	—
Less federal subsidy on benefits paid	—	—	—	0.1	0.1	0.1
Administrative expenses paid	(3.4)	(1.7)	N/A	—	N/A	N/A
Plan amendments	—	—	—	—	(6.8)	—
Curtailments	—	—	(2.8)	—	—	—
Obligations at end of period	832.8	961.4	965.1	203.5	237.7	240.4
Changes in Plan Assets:
Fair value of plan assets at beginning of period	772.4	781.5	784.0	26.3	28.7	36.9
Actual return on plan assets	(8.0)	25.5	46.2	0.4	0.7	0.5
Company contributions	8.0	—	20.3	0.2	(0.3)	—
Benefits paid	(62.1)	(15.0)	(44.3)	(13.1)	(2.8)	(8.7)
Lump sum benefits paid	(50.6)	(17.9)	(24.7)	—	—	—
Administrative expenses paid	(3.4)	(1.7)	N/A	N/A	N/A	N/A
Fair value of plan assets at end of period	656.3	772.4	781.5	13.8	26.3	28.7
(Unfunded) status at end of period	(176.5)	(189.0)	(183.6)	(189.7)	(211.4)	(211.7)

Amounts recognized in assets and liabilities:
Current liabilities	$(4.2)	$(9.7)	$(9.5)	(5.4)	—	—
Noncurrent liabilities	(172.3)	(179.3)	(174.1)	(184.3)	(211.4)	(211.7)
	$(176.5)	$(189.0)	$(183.6)	$(189.7)	$(211.4)	$(211.7)
Amounts recognized in accumulated other comprehensive income (loss), pre-tax:
Net actuarial loss	$—	$—	$202.4	$—	$—	$22.0
Prior service cost (credit)	—	—	—	(0.3)	(6.8)	(1.8)
	$—	$—	$202.4	$(0.3)	$(6.8)	$20.2

Assumptions used to determine benefit obligations at end of period:
Discount rate	4.5%	4.1%	4.3%	4.2%	3.8%	4.0%
Compensation increases	n/a	n/a	n/a	n/a	2.0%	2.0%

The net overfunded or underfunded status of the plans are recognized as either assets or liabilities in the balance sheet. The current liability reflects expected contributions for benefit payments for the non-qualified plans and the postretirement health and life benefit plans in the following year.

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

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. Effective August 5, 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $832.8 million as of December 31, 2015 and $961.4 million as of December 31, 2014. As of December 31, 2015, none of Centrus’ plans had fair value of plan assets in excess of accumulated benefit obligations.

Centrus has recognized $26.4 million in 2015 as net periodic benefit income in the consolidated statement of operations, consisting of $24.7 million of income included in cost of sales of the LEU segment and $1.7 million of income included in selling, general and administrative expenses. Out of this amount, $29.6 million reflects the immediate recognition of net actuarial income based on the remeasurement of assets and benefit obligations. The net gains for 2015 include the effect of an increase in the discount rates at December 31, 2015 compared to December 31, 2014, and changes in the mortality assumptions reflected in the Society of Actuaries’ MP-2015 adopted as of December 31, 2015. Actuarial gains and losses were recognized in the second, third and fourth quarters of 2015 as described in the following section.

Lump Sum Payments and Settlement Accounting

The defined benefit pension plans have been amended to allow a lump sum payment option to active employees who are not covered by a collective bargaining agreement at the Paducah GDP and who were terminated as a result of participation in a reduction in force from August 5, 2013 through December 31, 2015. The qualified defined benefit pension plans were further amended to allow a one-time voluntary election for a lump sum payment in December 2013 to certain former employees with deferred vested pension benefits.

The level of lump-sum pension payments in the second and third quarters of 2015 resulted in the remeasurement of pension obligations under settlement accounting rules. The interim remeasurements were required when the payments exceeded, or were expected to exceed, the sum of the service cost and interest cost components of the annual net periodic benefit cost for each plan for the current year. Effective with the adoption of fresh start accounting as of September 30, 2014, Centrus immediately recognizes actuarial gains and losses in the statement of operations in the period in which they arise.

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

Pension obligations under the Retirement Program Plan for Employees of United States Enrichment Corporation and the plans mentioned above were remeasured as of September 30, 2015, resulting in a loss of $21.6 million included in cost of sales of the LEU segment and a loss of $3.2 million included in selling, general and administrative expenses in the third quarter of 2015. The discount rate used in the measurement of pension obligations as of September 30, 2015 was approximately 4.4%. The losses also include the effect of actual investment experience for pension plan assets relative to the expected return assumption of 6.75% per year.

The year-end remeasurements resulted in an actuarial gain of $48.8 million included in cost of sales of the LEU segment and a gain of $1.7 million included in selling, general and administrative expenses in the fourth quarter of 2015. The discount rate used in the measurement of pension obligations as of December 31, 2015 was approximately 4.5% for pension obligations and 4.2% for postretirement health and life benefit plans. The gains include the effect of a slight increase of the discount rates in the fourth quarter of 2015 from the last remeasurement of September 30, 2015, actual investment experience for pension plan assets relative to the expected return assumption of 6.75% per year, and changes in the mortality assumptions reflected in the Society of Actuaries’ MP-2015 adopted as of December 31, 2015.

Emergence from Chapter 11 Bankruptcy

In connection with Centrus’ emergence from Chapter 11 bankruptcy, plan assets and benefit obligations were remeasured as of September 30, 2014. The net effect of the remeasurement was an increase of $85.4 million on the net pension liability (unfunded status) and an increase of $9.2 million in the postretirement health and life benefit plans liability. The amount of Predecessor accumulated other comprehensive loss, net of tax, of $121.7 million was expensed as part of Reorganization Items, Net. Upon the Effective Date, the Company froze benefit accruals under the SERPs. The $2.2 million net credit to Reorganization Items, Net in the nine months ended September 30, 2014 reflects the curtailment related to the freeze of the benefits under these plans.

Plan Amendment

A post-65 Medicare Exchange was implemented by Centrus at December 31, 2014 for those previously covered by a collective bargaining agreement at the Paducah GDP. The transition to the post-65 Medicare Exchange was reflected as a plan amendment that reduced plan obligations by $6.8 million. This reduction in obligation is recognized in other comprehensive income as a prior service credit. The prior service credit is being amortized from accumulated other comprehensive income into net periodic pension benefit cost.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income (Loss) (in millions)

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Successor		Predecessor	Successor		Predecessor
	Year Ended Dec. 31, 2015	Three Months Ended Dec. 31, 2014	Nine Months Ended Sep. 30, 2014	Year Ended Dec. 31, 2015	Three Months Ended Dec. 31, 2014	Nine Months Ended Sep. 30, 2014
Net Periodic Benefit Costs
Service costs	$5.8	$2.0	$1.8	$0.2	$0.2	$1.3
Interest costs	36.9	10.2	31.7	8.8	2.3	7.5
Expected return on plan assets (gains)	(47.4)	(13.1)	(38.5)	(0.8)	(0.4)	(1.5)
Amortization of prior service costs (credits), net	—	—	—	(0.3)	—	(0.3)
Amortization of actuarial (gains) losses, net	0.2	6.4	1.0	(29.8)	4.0
Curtailment loss (gain)	—	—	(2.2)	—	—	—
Net periodic benefit costs	$(4.5)	$5.5	$(6.2)	$(21.9)	$6.1	$7.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net valuation (gain) loss	$0.2	$6.4	$85.4	$(29.8)	$4.0	$9.2
Net prior service cost (credit)	—	—	—	—	(6.8)	—
Amortization of actuarial gains (losses), net	(0.2)	(6.4)	1.5	29.8	(4.0)	—
Amortization of prior service (costs) credits	—	—	(0.2)	0.3	—	0.3
Total (gain) loss recognized in other comprehensive income (loss), pre-tax	$—	$—	$86.7	$0.3	$(6.8)	$9.5
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$(4.5)	$5.5	$80.5	$(21.6)	$(0.7)	$16.5

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Successor		Predecessor	Successor		Predecessor
	Year Ended Dec. 31, 2015	Three Months Ended Dec. 31, 2014	Nine Months Ended Sep. 30, 2014	Year Ended Dec. 31, 2015	Three Months Ended Dec. 31, 2014	Nine Months Ended Sep. 30, 2014
Assumptions used to determine net periodic benefit costs:
Discount rate	4.5%	4.1%	4.3%	4.2%	4.0%	4.0%
Expected return on plan assets	6.8%	7.0%	6.8%	5.3%	5.8%	6.8%
Compensation increases	n/a	n/a	n/a	2.0%	2.0%	2.0%

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

Net periodic benefit costs are allocated to cost of sales for the LEU segment and to selling, general and administrative expense.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2015	2014
Healthcare cost trend rate for the following year	7.5%	8%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2021	2021

A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs of the Successor Company, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$5.2	$(4.9)
Net periodic benefit costs (service and interest cost components only)	$0.3	$(0.3)

Benefit Plan Assets

Independent advisors manage investment assets of Centrus’ defined benefit pension plans and postretirement health and life benefit plans. Centrus has the fiduciary responsibility for reviewing performance of the various investment advisors. The investment policy of the plans is to maximize portfolio returns within reasonable and prudent levels of risk in order to meet projected liabilities and maintain sufficient cash to make timely payments of all participant benefits. Risk is reduced by diversifying plan assets in a broad mix of asset classes and by following a strategic asset allocation approach. Asset classes and target weights are adjusted periodically to optimize the long-term portfolio risk/return tradeoff, to provide liquidity for benefit payments, and to align portfolio risk with the underlying obligations. The investment policy of the plans prohibits the use of leverage, direct investments in tangible assets, or any investment prohibited by applicable laws or regulations.

The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	December 31,
	2015	2014	2016 Target
Defined Benefit Pension Plans:
Equity securities	47%	48%	40	-	60%
Debt securities	53	52	40	-	60
	100%	100%
Postretirement Health and Life Benefit Plans:
Equity securities	64%	65%	55	-	75%
Debt securities	36	35	25	-	45
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2015 and December 31, 2014 categorized by the fair value hierarchy levels described in Note 11, Fair Value Measurements, (in millions):

	Defined Benefit Pension Plans
	Level 1		Level 2		Level 3		Total
	2015	2014	2015	2014	2015	2014	2015	2014
U.S. government securities	$—	$—	$61.8	$81.5	$—	$—	$61.8	$81.5
Corporate debt	—	—	206.9	249.6	—	—	206.9	249.6
Municipal bonds	—	—	6.8	8.1	—	—	6.8	8.1
Fair value of investments by hierarchy level	$—	$—	$275.5	$339.2	$—	$—	$275.5	$339.2
Investments measured at NAV (a)							377.2	429.1
Accrued interest receivable							3.5	4.0
Unsettled transactions							0.1	0.1
Plan assets							$656.3	$772.4

	Postretirement Health and Life Benefit Plans
	Level 1		Level 2		Level 3		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Money market funds	$1.0	$0.8	$—	$—	$—	$—	$1.0	$0.8
Bond mutual funds	4.0	8.5	—	—	—	—	4.0	8.5
Equity mutual funds	8.8	17.0	—	—	—	—	8.8	17.0
Fair value of investments by hierarchy level	$13.8	$26.3	$—	$—	$—	$—	$13.8	$26.3

(a) Equity, bond and money market investments held in collective trusts are valued based on the net asset value (“NAV”) provided by the administrator of the funds. The NAV for each fund is based on the underlying assets owned by the fund, less any expenses accrued against the fund, divided by the number of fund shares outstanding. While the underlying investments are traded on an exchange, the funds are not. Fair values for the collective trust investments are measured using the NAVs as a practical expedient and are not categorized in the fair value hierarchy.

Level 1 assets consist of mutual funds and money market funds having a publicly available NAV.

Level 2 assets include investments in U.S. government agency securities, corporate and municipal debt that are valued based on estimated prices using observable, market-based inputs.

Benefit Plan Cash Flows

Centrus expects to contribute $4.2 million to the non-qualified defined benefit pension plans and $5.4 million to the postretirement health and life benefit plans in 2016. The Company does not expect there to be a required contribution for the qualified defined benefit pension plans in 2016 and therefore does not expect to contribute in 2016. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”).

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans
2016	$65.8	$19.2
2017	60.5	20.0
2018	59.8	21.0
2019	57.4	19.8
2020	57.5	18.3
2021 to 2025	266.6	70.5

Other Plans

Centrus sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $3.0 million in 2015, $0.9 million in the three months ended December 31, 2014, and $4.1 million in the nine months ended September 30, 2014.

The opportunity to participate in the Executive Deferred Compensation Plan was reactivated in June 2015 allowing deferrals beginning in July 2015. Enrollment in the plan had been suspended since January 2013. Qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone due to annual compensation limitations of the Internal Revenue Code are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan. Centrus matching contributions amounted to less than $0.1 million in 2015.

13. STOCK-BASED COMPENSATION

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

A summary of stock-based compensation costs related to the 2014 Equity Incentive Plan and expired plans follows (in millions):

	Successor		Predecessor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014

Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.2	$0.1	$0.6
Stock options, performance awards and other	0.2	0.1	—
Expense included primarily in selling, general and administrative expense	$0.4	$0.2	$0.6

Total recognized tax benefit	$—	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

As of December 31, 2015, there was $0.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $0.1 million relates to restricted stock units and $0.8 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Of the 1.0 million shares of common stock authorized for issuance under the 2014 equity incentive plan, there were approximately 462,000 shares available for future awards under the plans at December 31, 2015 (excluding outstanding awards which terminate or are cancelled without being exercised), all of which are available for grants of stock options, restricted stock or restricted stock units, performance awards and other stock-based awards if authorized by the Compensation, Nominating and Governance Committee of the Board of Directors.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, on a straight-line basis the over the vesting period.

Restricted Stock Units and Restricted Stock

The fair value of restricted stock and restricted stock units is determined based on the closing price of Centrus’ Class A Common Stock on the grant date. Compensation cost for restricted stock and restricted stock units is amortized to expense on a straight-line basis over the vesting period.

There were no restricted stock issuances in the 2015, three-month ended December 31, 2014 and nine-month ended September 30, 2014. Sale of shares of restricted stock is restricted prior to the date of vesting. Unvested shares of restricted stock outstanding immediately prior to the Effective Date were cancelled pursuant to the Plan of Reorganization.

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

There were 40,000 shares of restricted stock units issued on May 7, 2015, which will vest in one year. All restricted stock units settleable for common stock of the Predecessor Company were either surrendered or cancelled prior to or on the Effective Date of the Plan of Reorganization.

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

The expected term of options granted is the estimated period of time from the beginning of the vesting period to the date of expected exercise or other settlement, based on historical exercises and post-vesting terminations. Centrus has estimated the expected term using the simplified method described in SEC Staff Accounting Bulletin No. 107/110, Share-Based Payment, due to the lack of historical exercise and post-vesting termination information available for the Successor Company. Future stock price volatility is estimated based on historical volatility for the recent period equal to the expected term of the options. Centrus has estimated volatility based on the Predecessor’s Company’s highest reported historical volatility. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. Historical data are used to estimate pre-vesting option forfeitures at the time of grant. Estimates for option forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. Compensation expense is recognized for stock option awards that are expected to vest.

Assumptions used in the Black-Scholes option pricing model to value option grants in 2015 and the three months ended December 31, 2014 follow:

	Successor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014

Risk-free interest rate	1.91%	1.89%
Expected volatility	75%	75%
Expected option life (years)	6	6
Weighted-average grant date fair value	$2.62	$3.72
Options granted (in thousands)	437	92

Stock options vest and become exercisable in equal annual installments over a three or four year period and expire ten years from the date of grant. A summary of stock option activity follows:

	Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)

Outstanding at December 31, 2014	93	$5.62
Granted	437	$3.96
Exercised	—	—
Forfeited	(55)	$5.62
Outstanding at December 31, 2015	475	$4.09	9.3	—
Exercisable at December 31, 2015	12	$5.62	8.9	—

Stock options outstanding and options exercisable at December 31, 2015, follow:

Stock Exercise Price	Options Outstanding (thousands)	Weighted Average Remaining Contractual Life in Years	Options Exercisable (thousands)

$5.62	37.5	8.9	12.0
$4.37	300.0	9.2	-
$3.90	22.5	9.6	-
$3.93	15.0	9.6	-
$2.71	50.0	9.8	-
$2.75	50.0	9.8	-

14. INCOME TAXES

Provision (Benefit)

The provision (benefit) for income taxes from continuing operations is as follows (in millions):

	Successor		Predecessor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014
Current:
Federal	$—	$—	$—
State and local	(0.3)	—	(1.0)
Foreign	—	—	—
	(0.3)	—	(1.0)
Deferred:
Federal	—	(2.4)	—
State and local	—	—	—
Foreign	—	—	—
	—	(2.4)	—
	$(0.3)	$(2.4)	$(1.0)

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Plant lease turnover and other exit costs	$3.1	$0.9
Employee benefits costs	137.7	148.5
Inventory	3.1	6.6
Property, plant and equipment	437.1	450.2
Waste disposition	0.3	1.3
Net operating loss and credit carryforwards	114.3	76.7
Accrued expenses	8.8	5.4
Other	11.9	14.6
	$716.3	$704.2
Valuation allowance	(676.4)	(659.6)
Deferred tax assets, net of valuation allowance	$39.9	$44.6

Deferred tax liabilities:
Intangible assets	37.3	42.0
Prepaid expenses	2.6	2.6
Deferred tax liabilities	$39.9	$44.6
	$—	$—

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes. The Company has elected early application of the accounting pronouncement as permitted. The new guidance has been applied to all periods presented in the current Annual Report. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction has only one net noncurrent deferred tax asset or liability. This eliminates the need for an entity to analyze whether deferred tax items are related to specific assets or liabilities for financial reporting and determine the corresponding classification of those specific assets or liabilities. The new guidance also eliminates the need to estimate the timing of reversal of temporary differences for classification in situations in which a deferred tax liability or asset is not related to an asset or liability for financial reporting. The impact of applying the new guidance retrospectively is the elimination of $26.0 million noncurrent deferred tax assets and $26.0 million current deferred tax liabilities resulting in net noncurrent deferred taxes on the balance sheet of $0 at December 31, 2014.

Centrus has federal net operating losses of $324.7 million that currently expire through 2035. The federal net operating losses as well as other tax attributes consisting primarily of tax basis in property of approximately $15.3 million have been reduced as a result of Centrus’ cancellation of debt income of approximately $340 million as prescribed by Internal Revenue Code Section 108. Centrus also has state net operating losses of $15.4 million that currently expire in 2035. The deferred tax assets for state net operating losses and state unrealized built-in loss deductions have been reduced as a result of Centrus’ ownership change and cancellation of debt income.

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

Internal Revenue Code Section 382(l)(5) provides that no annual limitation would apply for certain corporations that emerge from bankruptcy that qualify under this section as of the emergence Effective Date and do not experience a second ownership change during the two-year period immediately following the Effective Date. Centrus believes the requirements under Internal Revenue Code Section 382(l)(5) have been met and has prepared its financial statements and federal and state income tax returns assuming there will be no annual limitation. If another ownership change occurs during the two-year period immediately following the Effective Date, the annual limitation will be zero starting as of the date of the second ownership change. Therefore, a second ownership change would result in the loss of the federal and state net operating loss carryforwards. Furthermore, no built-in loss deductions would be recognized during the five-year period following the ownership change. Centrus continues to monitor its ownership shifts on a quarterly basis.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Successor		Predecessor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014
Federal statutory tax rate	35%	35%	35%
State income taxes, net of federal	—	1	—
Basis allocated to exempt income	—	17	—
Excess reorganization value	(26)	—	(14)
Other nondeductible expenses	(1)	(4)	—
Valuation allowance against deferred tax assets	(9)	(39)	(23)
Restructuring costs	—	—	2
State rate changes and tax attributes	1	(5)	—
	—%	5%	—%

The effective tax rate for the year ended December 31, 2015 includes an adjustment to the excess reorganization value of $137.2 million or 26%, and an adjustment to the valuation allowance against net deferred tax assets of $16.8 million, or 9%. The effective tax rate for the three months ended December 31, 2014 includes an adjustment to the valuation allowance against net deferred tax assets of $17.3 million or 39%. The effective tax rate for the nine months ended September 30, 2014 includes an adjustment to the valuation allowance of $77.4 million, or 23%. The three months ended December 31, 2014 also includes an increase of 17% to the effective tax rate for additional tax basis of $22.2 million written off related to retirements at the Paducah plant for depreciation previously allocated to exempt income under the extraterritorial income exclusion.

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

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in other long-term liabilities, was $1.0 million as of December 31, 2015 and $1.3 million as of December 31, 2014. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the tax provision (state tax, net of federal benefit) decreased $0.2 million during the twelve months ended December 31, 2015 and $0.7 million during the nine months ended September 30, 2014. The liability for unrecognized tax benefits in the table below relates to state tax unrecognized tax benefits. Centrus believes that the liability for unrecognized tax benefits will be reduced by $0.6 million in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Successor		Predecessor
	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014
Balance at beginning of the period	$1.3	$1.3	$2.3
Additions to tax positions of current period	—	—	—
Reductions to tax positions of prior years	(0.3)	—	(1.0)
Balance at end of the period	$1.0	$1.3	$1.3

Centrus and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS started an examination of Centrus’ 2008 through 2011 federal income tax returns during 2012 that was completed in the second quarter of 2014 with no adjustment to the reported tax. As of December 31, 2015, the federal statute of limitations is closed with respect to all tax years through 2011.  As of December 31, 2015, the Kentucky statute of limitations for calendar tax years 2011 forward had not yet expired.

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

The impact of accrued interest and penalties in the consolidated statement of operations was a reduction to expenses of $0.1 million for the twelve months ended December 31, 2015, an increase to expenses of less than $0.1 million for the three months ended December 31, 2014, and a reduction to expenses of $0.3 million for the nine months ended September 30, 2014.  Accrued interest and penalties, included as a component of accounts payable and accrued liabilities, totaled $0.2 million as of December 31, 2015 and $0.3 million as of December 31, 2014.

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

Net income (loss) per share information reported for 2015 and the three months ended December 31, 2014 is not comparative to share information reported for the nine months ended September 30, 2014 as a result of the emergence from Chapter 11 bankruptcy and the application of fresh start accounting. On the Effective Date, all debt and stock of the Predecessor Company were cancelled and new debt and stock for the Successor Company were issued.

	Successor		Predecessor
(in millions, except per share amounts)	Year Ended December 31, 2015	Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014

Numerators:
Net income (loss) - basic	$(187.4)	$(42.3)	$340.1
Interest expense on convertible notes	—	—	9.0
Net income (loss), if converted - diluted	$(187.4)	$(42.3)	$349.1

Denominator:
Weighted average common shares	9.0	9.0	5.0
Less: Weighted average unvested restricted stock	—	—	0.1
Denominator for basic calculation	9.0	9.0	4.9

Weighted average effect of dilutive securities:
Stock compensation awards (a)	—	—	—
Convertible notes	—	—	1.8
Convertible preferred stock:
Equivalent common shares	—	—	27.2
Less: share issuance limitation (b)	—	—	26.3
Net allowable common shares	—	—	0.9
Subtotal	—	—	2.7
Less: shares excluded in a period of a net loss	—	—	—
Weighted average effect of dilutive securities	—	—	2.7
Denominator for diluted calculation	9.0	9.0	7.6

Net income (loss) per share - basic	$(20.82)	$(4.70)	$69.41
Net income (loss) per share - diluted	$(20.82)	$(4.70)	$45.93

(a)
Compensation awards under the 2014 Equity Incentive Plan resulted in common stock equivalents of less than 0.1 million shares of common stock and are excluded from the diluted calculation as a result of net losses in the twelve months ended December 31, 2015 and the three months ended December 31, 2014.

(b)	Conversion of the convertible preferred stock of the Predecessor Company was limited based on NYSE rules requiring shareholder approval.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income (loss) per share:

	Successor			Predecessor
	Year Ended December 31, 2015		Three Months Ended December 31, 2014	Nine Months Ended September 30, 2014
Options excluded from diluted net income per share	375,000		—	200
Warrants excluded from diluted net income per share	N/A		N/A	250,000
Exercise price of excluded options	$3.90	to	$—	$283.25	to
	$5.62			$357.00
Exercise price of excluded warrants	N/A		N/A	$187.50

16. STOCKHOLDERS’ EQUITY

On September 30, 2014 and pursuant to the Plan of Reorganization, all interests in USEC Inc.’s common stock, $0.10 par value per share (the “Old Common Stock”) or other rights and USEC Inc.’s Series B-1 12.75% convertible preferred stock, $1.00 par value per share (the “Old Preferred Stock”), and any options or other rights exercisable therefor, as applicable, were cancelled, extinguished and deemed of no further force and effect. Further, the warrants to purchase shares of Old Common Stock or Old Preferred Stock issued to Toshiba America Nuclear Energy Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) were cancelled. The Company provided written notice to the NYSE that, pursuant to the Plan of Reorganization, all outstanding shares of Old Common Stock were cancelled. Accordingly, the Company requested that the NYSE suspend trading of and delist the Old Common Stock.

The Company’s certificate of incorporation was amended and restated to authorize 20,000,000 shares of preferred stock, par value $1.00 per share (the “New Preferred Stock”), 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”).

On September 30, 2014 and pursuant to the Plan of Reorganization, the Company issued 9,000,000 shares of Common Stock, which included the issuance of 7,563,600 shares of Class A Common Stock and 1,436,400 shares of Class B Common Stock. The issuance of the Class A Common Stock and Class B Common Stock under the Plan of Reorganization was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act provided by Section 1145 of the Bankruptcy Code. The Class B Common Stock was issued to B&W and Toshiba and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock issued to former holders of the Old Notes, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements.

Additionally, approximately 462,000 shares of Class A Common Stock are available for future awards at December 31, 2015 under a management incentive plan. Refer to Note 13, Stock-Based Compensation.

The Class A Common Stock began trading on the NYSE on September 30, 2014. In March 2015, at the request of the Company, the NYSE transferred the listing of Centrus common stock that trades under the symbol “LEU” to the NYSE’s MKT trading platform. The NYSE MKT’s continued listing standards are more aligned with the Company’s new capital structure, trading volume and share price since emerging from bankruptcy. On March 16, 2015, LEU began trading on the NYSE MKT. Refer to Note 17, Commitments and Contingencies - NYSE MKT Listing Standards Notice.

17. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreement

The Company purchases SWU contained in LEU from Russia supplied to the Company under a 2011 agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX” (“TENEX”). The LEU that Centrus obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU. Centrus purchases the SWU component of the LEU and delivers natural uranium to TENEX for the LEU’s uranium component. In December 2015, the Company successfully negotiated an amendment to the Russian Supply Agreement to better align the Company’s purchase obligations in light of market conditions generally, the Company’s sales order book, and restrictions on the import of Russian LEU. The amendment, which is subject to approval of the Russian State Atomic Energy Corporation “Rosatom”, extends the Russian Supply Agreement beyond 2022 and gives the Company the right to reschedule quantities of SWU into the period 2023-2026, in return for the purchase of additional SWU in those years.

Under the terms of the amended Russian Supply Agreement, the Company will have the option to reschedule to 2023-2026 up to approximately 7.7 million SWU of the approximately 16.6 million SWU remaining to be purchased, subject to an increase in the Company’s purchase obligation as compensation for the Company’s deferring the purchase to those years and a change in the terms for ordering enriched uranium included in the amendment.  These compensatory SWU, which could increase the Company’s purchase obligation after 2022 to approximately 10 million SWU, will be calculated on a yearly basis beginning at the end of 2022.  The Company will take these SWU in 2023-2026, but will have the right to move purchases in excess of 2.25 million SWU per year to the first year after 2026 in which such excess can be purchased without exceeding the 2.25 million SWU limit. The amendment also provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU.  The Company would then have the right to take the unordered SWU in the following year. The recent modification did not change the pricing terms for SWU under the Russian Supply Agreement, which are based on a mix of market-related price points and other factors.

NYSE MKT Listing Standards Notice

On November 17, 2015 Centrus Energy Corp. received notice from the NYSE MKT LLC indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT's Company Guide since it reported a stockholders’ deficit as of September 30, 2015 and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. The Company submitted a plan to regain compliance with the NYSE MKT’s continued listing standards and the NYSE MKT notified the Company in January 2016 that it has accepted the plan. With the NYSE MKT’s acceptance of the plan, the Company has until May 17, 2017, to regain compliance. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. In the meantime, the Company’s common stock will continue to be traded on the NYSE MKT, subject to ongoing monitoring by the NYSE MKT and the Company’s compliance with all other applicable NYSE MKT requirements.

Potential ERISA Section 4062(e) Liability

The Company has been engaged in discussions with the PBGC regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e) related to the Company ceasing enrichment operations and returning the Portsmouth and Paducah GDP facilities to DOE.

In the event the PBGC were to determine there are funding obligations under section 4062(e), the Company believes that any such liability would be fully satisfied under the provisions of the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The CFCAA changes the criteria for triggering liability under section 4062(e); provides certain exemptions from the applicability of section 4062(e) to certain events; permits companies to satisfy the liability by making payments into the pension over seven years, but ceases once the pension reaches a 90% funding level as calculated under the method provided in the CFCAA; subject to an exception not applicable here, prohibits the PBGC from taking any enforcement, administrative or other action under section 4062(e) that is inconsistent with the amendments made by the CFCAA based on events that occurred before the date of enactment (December 16, 2014); and permits companies to elect to satisfy any liability under section 4062(e) as provided in the CFCAA for an event that had occurred prior to date of enactment as if such cessation had occurred on such date of enactment.

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

American Centrifuge

Milestones under the 2002 DOE-USEC Agreement

USEC and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. DOE consented to the assumption by Centrus of the 2002 DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and Centrus under those agreements as part of Centrus' Chapter 11 bankruptcy process. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

DOE has specific remedies under the 2002 DOE-USEC Agreement if Centrus fails to meet a milestone that would adversely impact its ability to begin commercial operations of the American Centrifuge Plant on schedule, and such delay was within Centrus’ control or was due to its fault or negligence or if Centrus abandons or constructively abandons the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge project.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet an American Centrifuge Plant milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The Company notified DOE that it had not met the June 2014 milestone within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not impact the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the 2002 DOE-USEC Agreement continued to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Decontamination and Decommissioning

Centrus leases facilities in Piketon, Ohio from DOE for the ACP. Centrus has obligations associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. At the conclusion of the lease, Centrus is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the ACP, unless otherwise consented to by DOE, by the conclusion of the lease term.

Based on updated cost projections, the liability for D&D of the Piketon facility was $29.4 million as of December 31, 2015, and is included in current liabilities. Effective October 1, 2015, the U.S. government discontinued funding of the Piketon testing facility and D&D expenditures commenced in 2016. As of December 31, 2014, the D&D liability was $22.6 million and was included in long-term liabilities.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatory-prescribed methodology that includes potential contingent costs and reserves. As of December 31, 2015 and December 31, 2014, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by Centrus. Centrus expects to receive cash as surety bonds are cancelled following the Company’s performance of D&D or reduced based on our satisfaction of lease conditions.

If construction of the ACP is resumed, the liability for ACP D&D and financial assurance requirements will increase commensurate with facility construction and operations.

Waste Disposition

The Company’s prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. Wastes from our prior operations at the Paducah GDP have been shipped to off-site treatment and disposal facilities. Liabilities accrued for the treatment and disposal of wastes generated by the Company’s operations at the Paducah GDP, included in accounts payable and accrued liabilities, amounted to $1.0 million at December 31, 2015 and $3.0 million at December 31, 2014.

The Company ceased uranium enrichment at the Portsmouth GDP in 2001. During subsequent years, the Company maintained the Portsmouth site and performed services under contract with DOE. On September 30, 2011, the Company completed the transition of Portsmouth site facilities to DOE. As part of the transition, at the Company’s request, the NRC terminated the Company’s certificate of compliance for the Portsmouth site. In connection with the return of facilities, DOE agreed to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. The Company agreed to pay DOE its cost of disposing of such wastes. The accrued disposal obligation, included in accounts payable and accrued liabilities, is $0.7 million at December 31, 2015 and $2.6 million at December 31, 2014.

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

Lease Commitments

Expenses under operating leases for office space, equipment and the Piketon, Oak Ridge and Paducah facilities amounted to $4.3 million in 2015 and $7.0 million in 2014. Payments under the operating lease for the Paducah facility ceased in 2014. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2016	$3.4
2017	2.4
2018	2.4
2019	1.6
2020	0.9
Thereafter	6.6
$17.3

Centrus has a lease with DOE for centrifuge testing facilities in Oak Ridge through December 2016. Centrus leases facilities in Piketon for the American Centrifuge Plant from DOE. The current five-year lease term is through June 2019. Centrus has the option to extend the lease term for additional five-year terms ending in 2043. Thereafter, Centrus has the right to extend the American Centrifuge Plant lease for up to an additional 20 years, through 2063, if it agrees to demolish the existing buildings leased to Centrus after the lease term expires and subject to certain other conditions. Centrus may terminate the American Centrifuge Plant lease upon three years’ notice. DOE may terminate the lease for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

Centrus leases the office space for its corporate headquarters in Bethesda, Maryland through October 2027 with an option to extend for five years.

18.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) (“AOCI”) relates to activity in the accounting for pension and postretirement health and life benefit plans. Amortization of actuarial (gains) losses, net (for the Predecessor), and amortization of prior service costs (credits), net, are items reclassified from AOCI and included in the computation of net periodic benefit cost (credit) as detailed in Note 12, Pension and Postretirement Health and Life Benefits.

19. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Successor		Predecessor
	Year Ended Dec. 31, 2015	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	2014 Combined
United States	$272.8	$109.1	$280.3	$389.4
Foreign:
Japan	77.8	14.4	74.8	89.2
Belgium	55.5	—	35.1	35.1
Other	12.1	0.1	0.3	0.4
	145.4	14.5	110.2	124.7
Total revenue	$418.2	$123.6	$390.5	$514.1

In 2015, our 10 largest customers represented 97% of total revenue and our three largest customers represented 53% of total revenue. Revenue from Exelon Corporation, the U.S. government, Synatom S.A. and Kansai Electric Power Co., Inc. represented approximately 25%, 15%, 13% and 10%, respectively, of total revenue in 2015. Revenue from the Tennessee Valley Authority, Entergy Corporation and the U.S. government represented approximately 31%, 18% and 13%, respectively, of total revenue in 2014. No other customer represented more than 10% of total revenue in 2015 or 2014.

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes revenue and cost of sales for work that Centrus performs as a contractor to UT-Battelle. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Portsmouth site related to facilities we continue to lease for the American Centrifuge Plant and formerly at the Paducah GDP. Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented.

	Successor		Predecessor
(in millions)	Year Ended Dec. 31, 2015	Three Mos. Ended Dec. 31, 2014	Nine Mos. Ended Sep. 30, 2014	2014 Combined
Revenue
LEU segment:
Separative work units	$289.9	$101.0	$347.5	$448.5
Uranium	65.5	0.8	—	0.8
	355.4	101.8	347.5	449.3
Contract services segment	62.8	21.8	43.0	64.8
Revenue	$418.2	$123.6	$390.5	$514.1

Segment Gross Profit (Loss)
LEU segment	$70.1	$(17.8)	$(21.9)	$(39.7)
Contract services segment	(1.2)	(0.7)	(0.9)	(1.6)
Gross profit (loss)	$68.9	$(18.5)	$(22.8)	$(41.3)

	December 31,
(in millions)	2015	2014

Assets
LEU segment	$795.9	$1,115.2
Contract services segment	24.8	42.5
	$820.7	$1,157.7

Centrus’ long-term or long-lived assets include property, plant and equipment and other assets are reported on the balance sheet at December 31, 2015, all of which were located in the United States.

20. EMERGENCE FROM VOLUNTARY REORGANIZATION UNDER CHAPTER 11 PROCEEDINGS

Pursuant to the Plan of Reorganization, on the Effective Date, all shares of the Old Common Stock, all shares of the Old Preferred Stock, and all of USEC Inc.’s 3% convertible senior notes due October 2014 (the “Old Notes”) that were issued and outstanding immediately prior to the Effective Date were cancelled.

On the Effective Date and pursuant to the Plan of Reorganization, the Company issued 8% Paid-In-Kind (“PIK”) toggle notes due (the “PIK Toggle Notes”). The PIK Toggle Notes will mature in 2019; provided that, the maturity shall be extended to 2024 upon the occurrence of certain conditions set forth in the Indenture. The PIK Toggle Notes have an initial aggregate principal amount of $240.4 million; provided that, the aggregate principal amount of the PIK Toggle Notes may be increased after the date of issuance as a result of any payment of interest on the PIK Toggle Notes in the form of PIK interest. The PIK Toggle Notes are guaranteed and secured on a subordinated and limited basis by Enrichment Corp. Additional details are provided in Note 13, Debt.

On the Effective Date, and pursuant to the Plan of Reorganization, the Company’s Certificate of Incorporation was amended and restated to authorize 120,000,000 shares of stock in the reorganized Company, consisting of 20,000,000 shares of New Preferred Stock, 70,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock. On the Effective Date and pursuant to the Plan of Reorganization, the Company issued 9,000,000 shares of Common Stock. Additional details are provided in Note 19, Stockholders’ Equity. The issuance of the Class A Common Stock and Class B Common Stock under the Plan of Reorganization was not registered with the SEC. The Class A Common Stock and Class B Common Stock were issued in reliance on exemptions under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 1145 of the Bankruptcy Code.

No cash was raised from the issuance of the PIK Toggle Notes or Common Stock.

The material terms of the Plan of Reorganization included, among other things, that upon the Effective Date:

•	The holders of the Old Notes received, on a pro rata basis, in exchange for claims on account of their $530 million in outstanding principal amount of the Old Notes:

◦	79.04% of the Common Stock, subject to dilution on account of a new management incentive plan;

◦	cash for interest payable on the Old Notes accrued from October 1, 2013, the date of the last semi-annual interest payment, to the Effective Date, totaling $15.9 million; and

◦	$200 million in principal amount of PIK Toggle Notes.

•
B&W and Toshiba each received, in exchange and on account of their shares of Old Preferred Stock (as of December 31, 2013, there were 85,903 shares of Old Preferred Stock outstanding with an aggregate liquidation preference of $113.9 million including accrued paid-in-kind dividends) and warrants dated September 2, 2010 to purchase up to 250,000 shares of USEC’s Old Common Stock:

◦	7.98% of the Common Stock (15.96% in the aggregate), subject to dilution on account of a new management incentive plan; and

◦	$20.19 million in principal amount of PIK Toggle Notes ($40.38 million in the aggregate).

•
B&W and Toshiba have agreed to enter into good faith negotiations to each invest $20.19 million (for an aggregate investment of $40.38 million) of equity in the American Centrifuge project in the future, upon mutually agreed upon terms and conditions, but in any event contingent upon the funding for the ACP of not less than $1.5 billion of debt supported by the U.S. Department of Energy (“DOE”) loan guarantee program or other government support or funding in such amount.

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

•
On the Effective Date, Centrus Energy Corp. entered into a new secured note (the “Centrus Intercompany Note”) with initial financing of $48.0 million to provide funds necessary to make payments of $35.3 million required under the Plan of Reorganization, as well as $12.7 million available for working capital and other general corporate purposes of the Company. Payments required under the Plan of Reorganization included the repayment of borrowings under the former debtor-in-possession credit facility from Enrichment Corp. (the “DIP Facility”) of $16.3 million, interest payments of $15.9 million to former holders of the Old Notes, as described above, and $3.1 million in professional fees and other expenses. Subsequently, but subject to future draws and repayments, the Centrus Intercompany Note was satisfied in full in the fourth quarter of 2014 as a result of the assignment of certain sales contracts from Centrus to Enrichment Corp.

21. FRESH START ACCOUNTING

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

In applying fresh start accounting, the Company followed these principles:

•
The reorganization value, which represents the enterprise value and non-interest bearing liabilities, was allocated to the Successor Company’s assets based on their estimated fair values. The reorganization value exceeded the sum of the fair value assigned to assets. This excess reorganization value was recorded as part of the Successor Company assets at September 30, 2014.

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

The following table reconciles the enterprise value to the estimated fair value of Successor Company’s Common Stock as of the Effective Date (in millions, except per share data):

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

The adjustments set forth in the following condensed consolidated balance sheet at September 30, 2014 reflect the effect of the consummation of the transactions contemplated by the Plan of Reorganization (reflected in the column “Reorganization Adjustments”) as well as fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”).

(in millions)	Predecessor Company, September 30, 2014	Reorganization Adjustments		Fresh Start Adjustments		Successor Company, September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$124.4	$(19.0)	(a)	$—		$105.4
Accounts receivable	90.0	—		—		90.0
Inventories	464.0	—		35.4	(k)	499.4
Deferred costs associated with deferred revenue	73.9	—		(73.9)	(l)	—
Other current assets	21.5	0.1	(b)	—		21.6
Total current assets	773.8	(18.9)		(38.5)		716.4
Property, plant and equipment	3.7	—		—		3.7
Deposits for surety bonds	35.9	—		—		35.9
Intangible assets	—	—		123.5	(m)	123.5
Excess reorganization value	—	—		137.2	(n)	137.2
Other long-term assets	19.8	0.7	(c)	—		20.5
Total Assets	$833.2	$(18.2)		$222.2		$1,037.2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$67.3	$4.9	(d)	$7.3	(o)	$79.5
Payables under SWU purchase agreements	47.3	—		—		47.3
Inventories owed to customers and suppliers	173.1	—		—		173.1
Deferred revenue	94.7	—		(94.0)	(l)	0.7
Total current liabilities	382.4	4.9		(86.7)		300.6
Long-term debt	—	240.4	(e)	—		240.4
Postretirement health and life benefit obligations	202.4	—		9.2	(o)	211.6
Pension benefit liabilities	95.9	—		78.2	(o)	174.1
Other long-term liabilities	51.2	—		—		51.2
Total liabilities not subject to compromise	731.9	245.3		0.7		977.9
Liabilities subject to compromise
Convertible senior notes and accrued interest	547.4	(547.4)	(f)	—		—
Convertible preferred stock and PIK dividends payable	113.9	(113.9)	(f)	—		—
Accounts payable	1.6	(1.6)	(f)	—		—
Total liabilities subject to compromise	662.9	(662.9)		—		—
Total liabilities	1,394.8	(417.6)		0.7		977.9
Stockholders’ Equity (Deficit)
Common stock (Predecessor)	0.5	—		(0.5)	(p)	—
Excess of capital over par value (Predecessor)	1,221.5	0.4	(g)	(1,221.9)	(p)	—
Treasury stock (Predecessor)	(38.8)	—		38.8	(p)	—
Accumulated other comprehensive loss, net of tax (Predecessor)	(119.5)	(2.2)	(h)	121.7	(p)	—
Common stock (Successor)	—	0.9	(i)	—		0.9
Excess of capital over par value (Successor)	—	58.4	(i)	—		58.4
Retained earnings (deficit)	(1,625.3)	341.9	(j)	1,283.4	(p)	—
Total stockholders’ equity (deficit)	(561.6)	399.4		221.5		59.3
Total Liabilities and Stockholders’ Equity (Deficit)	$833.2	$(18.2)		$222.2		$1,037.2

Reorganization Adjustments

(a)	The cash payments recorded on the Effective Date from implementation of the Plan of Reorganization include the following (in millions):

Payment of claims for interest payable on the Old Notes at the non-default rate	$15.9
Payment of professional fees	1.5
Payment of unsecured pre-petition claims	1.6
Net decrease in cash	$19.0

(b)	Represents payment in advance of the fees and expenses for the trustee and collateral agent for the PIK Toggle Notes issued at the Effective Date.

(c)
Represents $0.7 million of debt issuance cost incurred on the PIK Toggle Notes. These costs will be amortized using the straight-line method, which approximates the effective interest method, over the life of the PIK Toggle Notes.

(d)	Primarily represents success fees accrued upon emergence from Chapter 11 bankruptcy that have been included in Reorganization Items, Net in the consolidated statements of operations.

(e)	Adjustment reflects the issuance of the $240.4 million in PIK Toggle Notes to holders of the Old Notes and Old Preferred Stock.

(f)
The adjustment to liabilities subject to compromise relates to the extinguishment of the Old Notes, the Old Preferred Stock and unsecured general claims. The holders of Old Notes received PIK Toggle Notes, cash on interest accrued at the non-default rate to the Effective Date and Common Stock. The holders of Old Preferred Stock received PIK Toggle Notes and Class B Common Stock. The holders of unsecured general claims received cash outlays on the Effective Date.

(g)	Represents the cancellation of the unamortized restricted stock and restricted stock units of the Predecessor Company.

(h)
Upon the Effective Date, the Company froze benefit accruals under the supplemental executive retirement plans (“SERP”). The $2.2 million adjustment reflects the curtailment related to the freeze of the benefits under these plans.

(i)
Pursuant to the Plan of Reorganization, the Company issued 9 million shares of Common Stock. This adjustment records the Successor Company’s Common Stock and additional paid in capital of $59.3 million, which represents the fair value of the Common Stock for financial statement reporting purposes.

(j)
As a result of the Plan of Reorganization, the adjustment to the accumulated deficit equaled the gain on extinguishment of debt, offset by the issuance of the Successor Company’s PIK Toggle Notes, Common Stock and cash payments as follows (in millions):

Extinguishment of Predecessor claims pursuant to the Plan:
Convertible senior notes and accrued interest	$547.4
Convertible preferred stock and PIK dividends payable	113.9
Accounts payable	1.6
Total liabilities subject to compromise	$662.9

Total consideration given pursuant to the Plan:
PIK Toggle Notes	$(240.4)
Issuance of 95% of Common Stock to holders of Old Notes and Old Preferred Stock	(56.4)
Cash payments for interest payable on Old Notes at the non-default rate	(15.9)
Cash payments to holders of unsecured claims	(1.6)
Total settlements on liabilities subject to compromise	$(314.3)

Gain on extinguishment of pre-petition liabilities	$348.6

Other adjustments to accumulated deficit:
Benefit accrual freeze on SERP plans	$2.2
Cancellation of restricted stock and restricted stock units	(0.4)
Deferred financing costs	0.7
Professional fees accrued at the emergence	(6.3)
Total other reorganization expenses	$(3.8)

Issuance of 5% of Common Stock to holders of Old Common Stock	(2.9)
Total adjustment to retained deficit (earnings)	$341.9

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

(m)	The adjustment reflects the fair value of identifiable intangible assets of $123.5 million, determined as follows:
Sales order book intangibles of $54.6 million were valued using the income approach, specifically the multi-period excess earnings approach based on the following significant assumptions:

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

•	Forecasted profit margins associated with the existing customer base for the period ranging from October 1, 2014 to December 31, 2022; and

•	Discount rate of 10.0%, based on the after-tax weighted-average cost of capital, adjusted for perceived business risk associated with this intangible asset.

(n)	The adjustment records the reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets as follows (in millions).

Enterprise value	$299.7
Add: Fair value of liabilities excluded from enterprise value	763.9
Less: Fair value of tangible assets	(802.9)
Less: Fair value of identified intangible assets	(123.5)
Reorganization value of Successor assets in excess of amounts allocated to identified tangible and intangible assets	$137.2

(o)
The adjustment reflects an aggregate increase of $94.7 million in pension and postretirement benefit obligations based on a remeasurement at the Effective Date. The remeasurement of plan obligations include revised mortality rate and discount rate assumptions.

(p)
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

22. REORGANIZATION ITEMS, NET

The following is a summary of charges (credits) related to the Company’s bankruptcy filing and reorganization (in millions).

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

Refer to Note 21, Fresh Start Accounting, for additional information regarding effects of the Plan of Reorganization and fresh start accounting adjustments.

Cash payments for reorganization items totaled $8.2 million in the three months ended December 31, 2014 and $15.6 million in the nine months ended September 30, 2014.

23. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Successor
2015	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenue	$167.8	$63.3	$29.2	$157.9
Cost of sales	160.9	59.0	53.6	75.8
Gross profit (loss)	6.9	4.3	(24.4)	82.1
Advanced technology costs	1.8	4.0	1.9	25.3
Selling, general and administrative	12.3	6.3	13.5	10.5
Amortization of intangible assets	4.0	2.0	1.1	6.3
Impairment of excess reorganization value	—	—	—	137.2
Special charges for workforce reductions	0.6	2.9	9.8	(0.1)
Other (income)	(0.8)	(0.7)	(0.3)	(0.3)
Operating (loss)	(11.0)	(10.2)	(50.4)	(96.8)
Interest expense	4.9	4.9	4.8	5.0
Interest (income)	(0.2)	—	(0.1)	—
Provision (benefit) for income taxes	(0.3)	—	—	—
Net (loss)	$(15.4)	$(15.1)	$(55.1)	$(101.8)

Net (loss) per share - basic	$(1.71)	$(1.68)	$(6.05)	$(11.19)
Net (loss) per share - diluted	$(1.71)	$(1.68)	$(6.05)	$(11.19)

	Predecessor			Successor
2014	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.

Revenue	$148.6	$121.2	$120.7	$123.6
Cost of sales	169.5	117.7	126.1	142.1
Gross profit (loss)	(20.9)	3.5	(5.4)	(18.5)
Advanced technology costs	33.3	18.0	5.3	4.7
Selling, general and administrative	11.7	10.1	10.4	10.2
Amortization of intangible assets	—	—	—	4.3
Special charges for workforce reductions and advisory costs	(0.5)	2.5	0.1	2.1
Other (income)	(26.2)	(8.4)	(4.8)	(1.3)
Operating (loss)	(39.2)	(18.7)	(16.4)	(38.5)
Interest expense	4.6	4.7	4.7	4.9
Interest (income)	(0.4)	—	(0.1)	(0.2)
Reorganization items, net (Note 22)	8.4	4.7	(440.0)	1.5
Provision (benefit) for income taxes	(1.0)	(0.1)	0.1	(2.4)
Net income (loss)	$(50.8)	$(28.0)	$418.9	$(42.3)

Net income (loss) per share - basic	$(10.37)	$(5.71)	$85.49	$(4.70)
Net income (loss) per share - diluted	$(10.37)	$(5.71)	$55.51	$(4.70)

The calculation of net income (loss) per share on a dilutive basis is provided in Note 15, Net Income (Loss) Per Share. No dilutive effect is recognized in periods in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

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

10.5
Modification 1 to 2002 DOE-USEC Agreement, dated August 20, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 24, 2006).

10.6	Modification No. 2 dated January 12, 2009, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2009).

10.7	Modification No. 3 dated January 28, 2010, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2010).

10.8	Modification No. 4 dated February 11, 2011, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2011).

10.9
Modification No. 5 dated June 12, 2012, to the Agreement dated June 17, 2002, between DOE and USEC Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012).

10.10
License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 27, 2007).

10.11
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

10.16
Letter Agreement, dated June 22, 2015, supplementing the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.17
Amendment No. 005 dated July 7, 2015 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.18
Amendment No. 006 dated September 4, 2015 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.19
Amendment No. 007 dated October 19, 2015 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2). (a)

10.20
Amendment No. 008 dated December 22, 2015 to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2). (a)

10.21
Form of Plan Support Agreement dated December 13, 2013 between USEC Inc. and certain holders of USEC Inc.’s 3.0% convertible senior notes due October 1, 2014, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on December 16, 2013.

10.22
Plan Support Agreement dated December 13, 2013 between USEC Inc. and certain holders of USEC Inc.’s 3.0% convertible senior notes due October 1, 2014, as amended through February 28, 2014 (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed on March 5, 2014).

10.23
Plan Support Agreement dated March 4, 2014 between USEC Inc. and Toshiba America Nuclear Energy Company (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 5, 2014).

10.24
Plan Support Agreement dated March 4, 2014 between USEC Inc. and Babcock & Wilcox Investment Company (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed on March 5, 2014).

10.25
Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.77 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015).

10.26	Form of Change in Control Agreement with executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2013). (b)

10.27
Employment Agreement, dated March 6, 2015, by and between Centrus Energy Corp. and Daniel B. Poneman (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015). (b)

10.28	2015 Executive Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015). (b)

10.29	Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.30
Form of Employee Non-qualified Stock Option Award Agreement under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015). (b)

10.31
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015). (b)

10.32	Centrus Energy Corp. 2014 Post-Restructuring Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.33
Amended and Restated Centrus Energy Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.34
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.35
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 5, 2008). (b)

10.36
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2013). (b)

10.37
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010 (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011). (b)

10.38
USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.39
First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010). (b)

10.40
Centrus Energy Corp. Executive Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015). (b)

21	Subsidiaries of Centrus Energy Corp. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

101	Consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.