Form 10-Q
period 2016-03-31
CENTRUS ENERGY CORP
filed 2016-05-10
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817
(301) 564-3200

Two Democracy Center, 6903 Rockledge Drive, Bethesda, Maryland 20817
(Former Address)

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
Yes ☒    No ☐

As of April 30, 2016, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to the adoption of fresh start accounting; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our common stock on the NYSE MKT LLC; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); uncertainty regarding our ability to commercially deploy competitive enrichment technology; our dependence on others for deliveries of LEU including deliveries from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX”; risks related to our ability to sell the LEU we procure under our purchase obligations under our supply agreements including the Russian Supply Agreement; risks related to our ability to sell LEU we procure; risks related to trade barriers and contract terms that limit our ability to deliver LEU to customers in other countries; risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of our sources of supply to perform under contract obligations, including the imposition of sanctions, restrictions or other requirements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks associated with our reliance on third-party suppliers to provide essential services to us; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; the impact of government regulation by the U.S. Department of Energy and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); risks and uncertainties regarding funding for the American Centrifuge project and our ability to enter into an extension of the new agreement with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory, for continued research, development and demonstration of the American Centrifuge technology; the competitive environment for our products and services; the potential for further demobilization or termination of the American Centrifuge project; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$179.7	$234.0
Accounts receivable	55.9	26.5
Inventories	211.3	319.2
Deferred costs associated with deferred revenue	72.7	63.1
Other current assets	15.1	15.2
Total current assets	534.7	658.0
Property, plant and equipment, net	4.9	3.5
Deposits for surety bonds	29.8	29.8
Intangible assets, net	102.5	105.8
Other long-term assets	23.0	23.0
Total Assets	$694.9	$820.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$35.8	$44.8
Payables under SWU purchase agreements	24.4	85.4
Inventories owed to customers and suppliers	47.9	106.8
Deferred revenue	97.7	83.9
Decontamination and decommissioning obligations	29.4	29.4
Total current liabilities	235.2	350.3
Long-term debt	253.9	247.0
Postretirement health and life benefit obligations	184.0	184.3
Pension benefit liabilities	171.5	172.3
Other long-term liabilities	30.5	31.9
Total Liabilities	875.1	985.8
Commitments and Contingencies (Note 13)
Stockholders’ Deficit	(180.2)	(165.7)
Total Liabilities and Stockholders’ Deficit	$694.9	$820.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Separative work units	$59.3	$103.6
Uranium	14.3	43.2
Contract services	16.4	21.0
Total Revenue	90.0	167.8
Cost of Sales:
Separative work units and uranium	65.5	139.6
Contract services	8.7	21.3
Total Cost of Sales	74.2	160.9
Gross profit	15.8	6.9
Advanced technology costs	12.0	1.8
Selling, general and administrative	11.4	12.3
Amortization of intangible assets	3.2	4.0
Special charges for workforce reductions	—	0.6
Other income	(0.3)	(0.8)
Operating loss	(10.5)	(11.0)
Interest expense	5.0	4.9
Interest (income)	(0.3)	(0.2)
Loss before income taxes	(15.2)	(15.7)
Provision (benefit) for income taxes	(0.6)	(0.3)
Net loss	$(14.6)	$(15.4)

Net loss per share - basic and diluted	$(1.60)	$(1.71)
Weighted-average number of shares outstanding - basic and diluted	9.1	9.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Net loss	$(14.6)	$(15.4)
Other comprehensive loss, before tax (Note 14):
Amortization of prior service (credits), net	(0.1)	(0.1)
Other comprehensive loss, before tax	(0.1)	(0.1)
Income tax benefit related to items of other comprehensive income	—	—
Other comprehensive loss, net of tax	(0.1)	(0.1)
Comprehensive loss	$(14.7)	$(15.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net loss	$(14.6)	$(15.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3.6	4.2
PIK interest on paid-in-kind toggle notes	3.4	1.8
Gain on sales of assets	(0.3)	(0.8)
Inventory valuation adjustment	0.5	—
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(29.4)	37.2
Inventories, net – decrease	48.5	124.1
Payables under SWU purchase agreements – (decrease)	(61.0)	(140.1)
Deferred revenue, net of deferred costs – increase (decrease)	4.2	(1.9)
Accounts payable and other liabilities – (decrease)	(9.8)	(8.6)
Other, net	—	1.8
Net Cash Provided by (Used in) Operating Activities	(54.9)	2.3

Cash Flows Provided by Investing Activities
Proceeds from sales of assets	0.6	0.2
Deposits for surety bonds - net decrease	—	3.7
Net Cash Provided by Investing Activities	0.6	3.9

Cash Flows Provided by Financing Activities
Net Cash Provided by Financing Activities	—	—

Net Increase (Decrease)	(54.3)	6.2
Cash and Cash Equivalents at Beginning of Period	234.0	218.8
Cash and Cash Equivalents at End of Period	$179.7	$225.0

Supplemental cash flow information:
Interest paid	$3.1	$6.0
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$3.4	$1.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended March 31, 2015
Balance at December 31, 2014	$0.9	$58.6	$(42.3)	$4.4	$21.6
Net loss	—	—	(15.4)	—	(15.4)
Other comprehensive loss, net of tax (Note 14)	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	0.1	—	—	0.1
Balance at March 31, 2015	$0.9	$58.7	$(57.7)	$4.3	$6.2

Three Months Ended March 31, 2016
Balance at December 31, 2015	$0.9	$59.0	$(229.7)	$4.1	$(165.7)
Net loss	—	—	(14.6)	—	(14.6)
Other comprehensive loss, net of tax (Note 14)	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	0.2	—	—	0.2
Balance at March 31, 2016	$0.9	$59.2	$(244.3)	$4.0	$(180.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of and for the three months ended March 31, 2016 and 2015 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. Certain amounts have been reclassified to conform to the current presentation.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive guidance for revenue recognition. The core principle of the standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The standard will supersede current guidance in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. The standard will become effective for Centrus beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption is permitted as of the first quarter of 2017. Centrus is evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2014, the FASB issued guidance requiring management to assess an entity’s ability to continue as a going concern and to provide related disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The implementation of the standard is not expected to have a material impact on Centrus’ consolidated financial statements.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. The standard requires the presentation of debt issuance costs in the balance sheet as a reduction in the carrying amount of the related debt liability instead of a deferred charge asset. Centrus adopted the standard with retrospective application beginning with the first quarter of 2016. The reclassification of debt issuance costs did not have a material impact on Centrus’ consolidated financial statements.

In February 2016, the FASB issued guidance that requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. The standard is effective for annual and interim periods beginning after December 15, 2018, and requires expanded disclosures of lease arrangements. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

In March 2016, the FASB issued guidance for stock compensation that simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Centrus is evaluating the impact of adopting this new guidance on its consolidated financial statements.

2. SPECIAL CHARGES

In September 2015, Centrus completed a successful three-year demonstration of the existing American Centrifuge technology at its facility in Piketon, Ohio. The demonstration effort was funded by the U.S. government through our contract with UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”). Centrus notified its American Centrifuge employees in September 2015 of possible layoffs beginning in November 2015 as a result of reduced program funding. Based on the level of funding reduction, Centrus incurred a special charge of $8.7 million in the third quarter of 2015 for estimated termination benefits, consisting primarily of payments under its pre-existing severance plan. Centrus expects to make payments for these workforce reductions through early 2017.

In addition, the cessation of enrichment at the Paducah Gaseous Diffusion Plant (the “Paducah GDP”) and evolving business needs have resulted in workforce reductions since July 2013. In the three months ended March 31, 2015, special charges included related termination benefits of $0.9 million, less $0.3 million for severance paid by the Company and invoiced to the U.S. Department of Energy (“DOE”) for its share of employee severance pursuant to the USEC Privatization Act.

Centrus made payments for termination benefits of $1.8 million in the three months ended March 31, 2016, and the related balance sheet liability declined from $8.7 million as of December 31, 2015 to $6.9 million as of March 31, 2016.

3. CONTRACT SERVICES AND ADVANCED TECHNOLOGY COSTS

The contract services segment includes Revenue and Cost of Sales for American Centrifuge work Centrus performs as a contractor to UT-Battelle. The Company’s current contract signed in March 2016 with UT-Battelle provides for continued development work at the Company’s facilities in Oak Ridge, Tennessee, through September 30, 2016. The contract is a firm, fixed-price contract that provides for payments for monthly reports of approximately $2.7 million per month, down from approximately $6.9 million per month.

Although the Company’s prior contract with UT-Battelle expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. The new contract signed in March 2016 provided for payment for reports related to work performed since October 1, 2015. Revenue in the three months ended March 31, 2016 includes $8.1 million for March reports on work performed in the three months ended December 31, 2015, and $8.1 million for March reports on work performed in the three months ended March 31, 2016. Expenses for contract work performed in the three months ended March 31, 2016 are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015 before there was a contract were included in Advanced Technology Costs in 2015.

American Centrifuge expenses that are outside of our contracts with UT-Battelle, including demobilization and maintenance costs, are included in Advanced Technology Costs. In addition to severance costs (see Note 2) and demobilization costs, Centrus will incur expenditures associated with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the U.S Nuclear Regulatory Commission (“NRC”) and DOE (see Note 13).

4.  RECEIVABLES

	March 31, 2016	December 31, 2015
	(in millions)
Utility customers and other	$38.1	$24.7
Contract services, primarily DOE	17.8	1.8
Accounts receivable	$55.9	$26.5

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Unpaid invoices to DOE totaled approximately $78 million as of March 31, 2016 and December 31, 2015 related to filed claims. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $23.0 million as of March 31, 2016 and December 31, 2015, including updated submissions for final indirect rates and incurred costs, as well as invoices for interest.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company or (b) to reduce outstanding receivables balances due from DOE. A payments balance of $19.4 million as of March 31, 2016 and December 31, 2015 is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of low enriched uranium (“LEU”). Centrus also holds separative work units (“SWU”) as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories follow (in millions):

	March 31, 2016			December 31, 2015
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$169.9	$16.9	$153.0	$221.5	$33.1	$188.4
Uranium	41.2	31.0	10.2	97.5	73.7	23.8
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$211.3	$47.9	$163.4	$319.2	$106.8	$212.4

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. In the three months ended March 31, 2016, a valuation adjustment of $0.5 million was charged to cost of sales for the Company’s uranium inventory to reflect declines in uranium market price indicators.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $0.4 billion as of March 31, 2016 and as of December 31, 2015 to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to Centrus.

6. PROPERTY, PLANT AND EQUIPMENT

	March 31, 2016	December 31, 2015
	(in millions)
Property, plant and equipment, gross	$5.6	$4.0
Accumulated depreciation	(0.7)	(0.5)
Property, plant and equipment, net	$4.9	$3.5

Capital expenditures include items in accounts payable and accrued liabilities of $1.6 million at March 31, 2016 for which cash is paid in subsequent periods.

7. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of September 30, 2014. The intangible asset related to the sales order book is amortized as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the condensed consolidated statement of operations.

	March 31, 2016			December 31, 2015
			(in millions)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$14.1	$40.5	$54.6	$12.0	$42.6
Customer relationships	68.9	6.9	62.0	68.9	5.7	63.2
Total	$123.5	$21.0	$102.5	$123.5	$17.7	$105.8

8. DEBT

Long-term debt as of March 31, 2016 and December 31, 2015 consisted of the following (in millions):

	March 31, 2016	December 31, 2015
8% paid-in-kind toggle notes	$254.4	$247.6
Less unamortized deferred financing costs	0.5	0.6
Long-term debt	$253.9	$247.0

The 8.0% paid-in-kind (“PIK”) toggle notes (the “PIK Toggle Notes”) pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ending March 31, 2016 and September 30, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum. As such, interest for the semi-annual period ended March 31, 2016 was paid as $3.1 million in cash and $6.8 million in PIK payments, and the principal balance increased accordingly to $254.4 million. Financing costs for the issuance of the PIK Toggle Notes were deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the PIK Toggle Notes.

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

The PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. Enrichment Corp will be released from its guarantee without the consent of the holders of the PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to an unconditional interest claim). The Enrichment Corp. guarantee ranks equally in right of payment with all existing and future unsubordinated indebtedness of Enrichment Corp. (other than the Designated Senior Claims as defined below) and is senior in right of payment to all existing and future subordinated indebtedness of Enrichment Corp. The Enrichment Corp. guarantee is subordinated in right of payment to certain obligations of, and claims against, Enrichment Corp. described in the Indenture (collectively, the “Designated Senior Claims”), including obligations and claims:

•	under a future credit facility;

•
held by or for the benefit of the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to any settlement of any actual or alleged Employee Retirement Income Security Act (“ERISA”) Section 4062(e) event;

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value (in Millions)

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$179.7	$—	$—	$179.7	$234.0	$—	$—	$234.0
Deferred compensation asset (a)	—	1.4	—	1.4	—	1.5	—	1.5

Liabilities:
Deferred compensation obligation (a)	—	1.2	—	1.2	—	1.4	—	1.4

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

Other Financial Instruments

As of March 31, 2016 and December 31, 2015, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The estimated fair value of the PIK Toggle Notes was $62.3 million at March 31, 2016 and $36.9 million at December 31, 2015 based on the most recent trading prices as of the balance sheet date (Level 1).

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit cost (credit) for the pension plans were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Service costs	$0.9	$1.0
Interest costs	8.9	9.3
Expected return on plan assets (gains)	(10.5)	(12.2)
Net periodic benefit (credit)	$(0.7)	$(1.9)

The components of net periodic benefit cost for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Service costs	$—	$0.1
Interest costs	2.1	2.2
Expected return on plan assets (gains)	(0.1)	(0.2)
Amortization of prior service (credits), net	(0.1)	(0.1)
Net periodic benefit cost	$1.9	$2.0

Centrus paid $1.3 million to participants of the non-qualified defined benefit pension plans in the three months ended March 31, 2016, and expects to make payments of $2.9 million in the remainder of 2016. The Company does not expect there to be required cash contributions for the qualified defined benefit pension plans in 2016 under ERISA, and therefore, does not expect to make contributions to these plans in 2016. The Company expects to contribute $5.4 million in 2016 to the postretirement health and life benefit plans. There is no required contribution for the postretirement health and life benefit plans under ERISA.

11. STOCK-BASED COMPENSATION

A summary of stock-based compensation costs follows (in millions):

	Three Months Ended March 31,
	2016	2015

Total stock-based compensation costs:
Restricted stock and restricted stock units	$0.1	$0.1
Stock options, performance awards and other	0.1	—
Expense included primarily in selling, general and administrative expense	$0.2	$0.1

Total recognized tax benefit	$—	$—

As of March 31, 2016, there was $0.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, of which $0.9 million relates to stock options and less than $0.1 million relates to unvested restricted stock units. Unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized over the vesting period. Stock options vest and become exercisable in equal annual installments over a three or four year period and expire 10 years from the date of grant.

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no options granted in the three months ended March 31, 2016.

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	—	1.91%
Expected volatility	—	75%
Expected option life (years)	—	6
Weighted-average grant date fair value	—	$2.89
Options granted	—	300,000

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

	Three Months Ended March 31,
(in millions, except per share amounts)	2016	2015

Numerator for basic and diluted calculation:
Net loss	$(14.6)	$(15.4)

Denominator:
Weighted average common shares	9.1	9.0
Denominator for basic calculation	9.1	9.0

Weighted average effect of dilutive securities:
Stock compensation awards (a)	—	—
Denominator for diluted calculation	9.1	9.0

Net loss per share - basic and diluted	$(1.60)	$(1.71)

(a)
Compensation awards under the 2014 Equity Incentive Plan resulted in common stock equivalents of less than 0.1 million shares of common stock and are excluded from the diluted calculation as a result of net losses in the three months ended March 31, 2015. There were no common stock equivalents in the three months ended March 31, 2016.

Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income (loss) per share:

	Three Months Ended March 31,
	2016		2015
Options excluded from diluted net income per share	475,000		85,000
Exercise price of excluded options	$2.71	to	$5.62
	$5.62

13. COMMITMENTS AND CONTINGENCIES

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

The PBGC has indicated it would like to discuss the potential for the Company to make contributions to the pension in advance of statutory funding requirements as amended by the Highway and Transportation Funding Act of 2014. While the Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding the qualified pension plans in the ordinary course and expects to do so, the Company has been in discussions with the PBGC to resolve the outstanding issues. There is no assurance that the Company and PBGC will reach agreement or that the PBGC will agree with the Company’s approach.

NYSE MKT Listing Standards Notice

On November 17, 2015 Centrus Energy Corp. received notice from the NYSE MKT LLC indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT's Company Guide since it reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. The Company submitted a plan to regain compliance with the NYSE MKT’s continued listing standards and the NYSE MKT notified the Company in January 2016 that it accepted the plan. With the NYSE MKT’s acceptance of the plan, the Company has until May 17, 2017 to regain compliance. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. In the meantime, the Company’s common stock will continue to be traded on the NYSE MKT, subject to ongoing monitoring by the NYSE MKT and the Company’s compliance with all other applicable NYSE MKT requirements.

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

Decontamination and Decommissioning

Centrus leases facilities in Piketon, Ohio, from DOE for the American Centrifuge project. Centrus has obligations associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. At the conclusion of the lease, Centrus is obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term.

Effective October 1, 2015, the U.S. government discontinued funding of the American Centrifuge demonstration cascade at Piketon. On February 19, 2016, the Company announced its decision to commence with the D&D of the Piketon facility. Estimated costs for D&D have been accrued and the balance of the liability was $29.4 million as of March 31, 2016 and December 31, 2015. The D&D work began in the second quarter of 2016 and is expected to continue into the first quarter of 2017.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatorily-prescribed methodology that includes potential contingent costs and reserves. As of March 31, 2016 and December 31, 2015, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by Centrus. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D and lease obligations.

While Centrus currently intends to complete NRC D&D requirements, it has not made a decision on lease turnover. Centrus is continuing to evaluate future uses for the site. If construction of the American Centrifuge Plant at Piketon is resumed or if the site is otherwise utilized, the liability for D&D and financial assurance requirements would increase commensurate with facility construction and operations.

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) (“AOCI”) relates to activity in the accounting for pension and postretirement health and life benefit plans. Amortization of prior service costs (credits), net, is reclassified from AOCI and included in the computation of net periodic benefit cost (credit) as detailed in Note 10.

15. SEGMENT INFORMATION

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes revenue and cost of sales for work that Centrus performs under a fixed-price agreement as a contractor to UT-Battelle. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Piketon facility. Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented. For additional details on each segment, refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended March 31,
	2016	2015
	(in millions)
Revenue
LEU segment:
Separative work units	$59.3	$103.6
Uranium	14.3	43.2
	73.6	146.8
Contract services segment	16.4	21.0
Revenue	$90.0	$167.8

Segment Gross Profit
LEU segment	$8.1	$7.2
Contract services segment	7.7	(0.3)
Gross profit	$15.8	$6.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of low-enriched uranium (“LEU”) for commercial nuclear power plants. References to “Centrus”, the "Company", or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in a growing fleet of nuclear reactors worldwide. Centrus is a leader in the development of advanced uranium enrichment technology and is performing research and demonstration work to support U.S. energy and national security.

As a long-term supplier of LEU to our customers, our goal is to provide value through the reliability and diversity of our supply sources. We provide LEU from multiple sources including our inventory and long-term supply contracts and spot purchases. Our long-term objective is to resume commercial enrichment production and we are exploring alternative approaches to that end.

We have a contract with UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”), to conduct research, development and demonstration of advanced centrifuge technology for the U.S. government. We believe that this technology will play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives.

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

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. Since 2011, the prices for SWU and uranium have significantly declined. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind the current price indicators by several years, which means that prices under contracts today exceed the current declining market prices.

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

Contract Services Segment

American Centrifuge

The Company has a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering, testing and demonstration facilities and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production, including deployment of our American Centrifuge, Centrus’ advanced uranium enrichment gas centrifuge technology.

In October 2015, DOE issued a report to Congress finding that the United States must restore its domestic uranium enrichment capability in the future. After evaluating a range of possible technologies, DOE found that the American Centrifuge is the “most technically advanced and lowest risk option” for restoring U.S. uranium enrichment capability to meet long-term national security requirements. The report identified existing sources of enriched uranium fuel that may be available, subject to varying levels of risk, to meet U.S. national security needs through 2041.

In September 2015, Centrus completed a successful three-year demonstration of the existing American Centrifuge technology at its facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. The demonstration effort was funded by DOE through our contract with UT-Battelle. The current contract signed in March 2016 with UT-Battelle provides for continued development work at the Company’s facilities in Oak Ridge, Tennessee, through September 30, 2016.

The contract services segment includes Revenue and Cost of Sales for American Centrifuge work Centrus performs as a contractor to UT-Battelle. The current contract is a firm, fixed-price contract that provides for payments for monthly reports of approximately $2.7 million per month, down from approximately $6.9 million per month through September 2015. Spending levels for the contract work are consistent with the fixed funding levels. Centrus records an unbilled receivable and revenue based on the progress towards the achievement of monthly deliverables. Monthly reports and invoices affirming the achievement of monthly deliverables are submitted shortly following each month. The achievement of monthly deliverables has resulted in revenue consistent with the funding levels.

Although our prior contract expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. The new contract signed in March 2016 provided for payment for reports related to work performed since October 1, 2015. Revenue in the three months ended March 31, 2016 includes $8.1 million for March reports on work performed in the three months ended December 31, 2015, and $8.1 million for March reports on work performed in the three months ended March 31, 2016. Expenses for contract work performed in the three months ended March 31, 2016 are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015 before there was a contract were included in Advanced Technology Costs in 2015.

American Centrifuge expenses that are outside of our contracts with UT-Battelle, including demobilization and certain site maintenance costs, are included in Advanced Technology Costs. For additional details on the demobilization and decommissioning of the demonstration cascade in Piketon and related workforce reductions, refer below to Liquidity and Capital Resources.

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

There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, uncertainty exists because contract billing periods since June 2002 have not been finalized with DOE, and we have not yet recognized this additional revenue. Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Additional details are provided in Note 4 to the condensed consolidated financial statements.

2016 Outlook

We continue to anticipate SWU and uranium revenue in 2016 in a range of $250 million to $275 million and total revenue in a range of $275 million to $300 million. We expect to end 2016 with a cash and cash equivalents balance in a range of $200 million to $250 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Factors that could affect our results include the following:

•	Additional short-term sales;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	The outcome of legal proceedings and other contingencies including on-going discussions with the Pension Benefit Guaranty Corporation (“PBGC”);

•
Execution and funding of a new agreement with UT-Battelle, the operator of ORNL, for the continuation of American Centrifuge development and testing activities in Oak Ridge following the expiration of our agreement on September 30, 2016; and

•	Additional costs for American Centrifuge demobilization or related to the overall transition of Centrus.

Results of Operations

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment is our primary business focus and includes sales of the SWU component of LEU, sales of both SWU and uranium components of LEU, and sales of uranium. The contract services segment includes revenue and cost of sales for American Centrifuge work we perform as a contractor to UT-Battelle. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Piketon facility.  There were no intersegment sales in the periods presented.

The following table presents elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2016	2015	Change	%
LEU segment
Revenue:
SWU revenue	$59.3	$103.6	$(44.3)	(43)%
Uranium revenue	14.3	43.2	(28.9)	(67)%
Total	73.6	146.8	(73.2)	(50)%
Cost of sales	65.5	139.6	74.1	53%
Gross profit	$8.1	$7.2	$0.9	13%

Contract services segment
Revenue	$16.4	$21.0	$(4.6)	(22)%
Cost of sales	8.7	21.3	12.6	59%
Gross profit (loss)	$7.7	$(0.3)	$8.0	2,667%

Total
Revenue	$90.0	$167.8	$(77.8)	(46)%
Cost of sales	74.2	160.9	86.7	54%
Gross profit	$15.8	$6.9	$8.9	129%

Revenue

Revenue from the LEU segment declined $73.2 million (or 50%) in the three months ended March 31, 2016, compared to the corresponding period in 2015. The volume of SWU sales declined 40%, reflecting the variability in timing of utility customer orders. For the full year, the SWU sales volume for 2016 is expected to be comparable to 2015. The average price billed to customers for sales of SWU declined 3%, reflecting the particular contracts under which SWU were sold during the periods. The volume of uranium sales declined 79%, reflecting the expected decline in uranium deliveries in 2016 compared to 2015. The average price billed to customers for sales of uranium increased 54% reflecting the particular contracts under which uranium was sold during the periods.

Revenue from the contract services segment declined $4.6 million (or 22%) in the three months ended March 31, 2016 compared to the corresponding period in 2015. The reduced scope of contract work for American Centrifuge technology services resulted in a decline of $12.7 million, partially offset by $8.1 million in revenue for March reports on work performed in the fourth quarter of 2015. As a result of the contract signed with UT-Battelle in March 2016, revenue in the three months ended March 31, 2016 includes $8.1 million for work in the first quarter of 2016 as well as $8.1 million for work in the fourth quarter of 2015.

Cost of Sales

Cost of sales for the LEU segment declined $74.1 million (or 53%) in the three months ended March 31, 2016, compared to the corresponding period in 2015, due to lower SWU and uranium sales volumes and a decline in our SWU purchase costs per unit in recent periods. Changes in purchase costs have an effect on inventory costs and cost of sales over current and future periods. Cost of sales per SWU declined 11% in the three months ended March 31, 2016 compared to the corresponding period in 2015.

Our inventories are valued at the lower of cost or net realizable value. In the three months ended March 31, 2016, a valuation adjustment of $0.5 million was charged to cost of sales for our uranium inventories to reflect declines in uranium market price indicators.

Cost of sales for the contract services segment declined $12.6 million (or 59%) in the three months ended March 31, 2016, compared to the corresponding period in 2015, consistent with the decline in contract services revenue for work performed in the first quarter of 2016. Although revenue in the three months ended March 31, 2016 includes a billing for March reports on work performed in the fourth quarter of 2015, related expenses were included in Advanced Technology Costs in 2015 before there was a contract.

Gross Profit

Our gross profit increased $8.9 million (or 129%) in the three months ended March 31, 2016, compared to the corresponding period in 2015, including $8.1 million in revenue under the March 2016 UT-Battelle contract for reports on work performed and expensed in the fourth quarter of 2015 before there was a contract.

Our gross profit for the LEU segment increased $0.9 million (or 13%) in the three months ended March 31, 2016, compared to the corresponding period in 2015, due to the decline in our SWU purchase costs per unit in recent periods, largely offset by lower SWU and uranium sales volumes. Our gross profit margin for the LEU segment was 11.0% in the three months ended March 31, 2016 compared to 4.9% in the corresponding period in 2015.

The following table presents elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2016	2015	Change	%
Gross profit	$15.8	$6.9	$8.9	129%
Advanced technology costs	12.0	1.8	(10.2)	(567)%
Selling, general and administrative	11.4	12.3	0.9	7%
Amortization of intangible assets	3.2	4.0	0.8	20%
Special charges for workforce reductions	—	0.6	0.6	100%
Other income	(0.3)	(0.8)	(0.5)	(63)%
Operating loss	(10.5)	(11.0)	0.5	5%
Interest expense	5.0	4.9	(0.1)	(2)%
Interest (income)	(0.3)	(0.2)	0.1	50%
Loss from before income taxes	(15.2)	(15.7)	0.5	3%
Provision (benefit) for income taxes	(0.6)	(0.3)	0.3	100%
Net loss	$(14.6)	$(15.4)	$0.8	5%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our contracts with UT-Battelle, including certain site maintenance costs. Advanced technology costs in the three months ended March 31, 2016, include demobilization costs for the demonstration cascade in Piketon.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $0.9 million in the three months ended March 31, 2016, compared to the corresponding period in 2015. Information technology and office related expenses declined $0.4 million, consulting costs declined $0.3 million and salaries and other compensation declined $0.2 million.

Amortization of Intangible Assets

The decline in amortization expense is due to lower SWU sales volume.

Other Income

Other Income consists of net gains on sales of assets.

Provision (Benefit) for Income Taxes

The income tax benefit was $0.6 million for the three months ended March 31, 2016, and $0.3 million for the corresponding period in 2015. The income tax benefit in both periods results from a discrete item for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Loss

Our net loss declined $0.8 million in the three months ended March 31, 2016, compared to the corresponding period in 2015, due to $8.1 million in billings for March reports on technology services work performed and expensed in the fourth quarter of 2015, and declines in SG&A expenses, intangible asset amortization expense and special charges, partially offset by demobilization expenses for the demonstration cascade in Piketon.

Liquidity and Capital Resources

We ended the first quarter of 2016 with a consolidated cash balance of $179.7 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and our inventory purchases.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level. Centrus’ principal source of funding for American Centrifuge activities is provided (i) under the contract with UT-Battelle, the operator of ORNL; and (ii) from Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the “Intercompany Notes”). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the contract with UT-Battelle, American Centrifuge costs that are outside the scope of work under the contract with UT-Battelle, including demobilization costs and contract termination costs resulting from reductions in scope of work, and general corporate expenses, including cash interest payments on our 8% paid-in-kind (“PIK”) toggle notes (“PIK Toggle Notes”). The Company has the option to pay up to 5.5% per annum of interest due on the

PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ending March 31, 2016 and September 30, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum.

Capital expenditures are expected to be insignificant for at least the next 12 months.

We believe our sales order book in our LEU segment is a source of stability for our liquidity position. Centrus’ sales order book extends for more than a decade. Although we see limited uncommitted demand for LEU prior to the end of the decade based on current market conditions, we continue to seek and make additional sales, including sales for delivery during that time period.

In September 2015, Centrus completed a successful three-year demonstration of the American Centrifuge technology at its facility in Piketon, Ohio. U.S. government funding for American Centrifuge is now limited to development and testing work at our facilities in Oak Ridge, Tennessee. We notified our American Centrifuge employees in September 2015 of possible layoffs as a result of reduced program funding and commenced involuntary workforce reductions beginning in the first quarter of 2016. Centrus expects to make payments for these workforce reductions through early 2017.

The Company has incurred demobilization and maintenance costs for the Piketon facility that are included in Advanced Technology Costs. In addition to severance and demobilization costs, we will incur expenditures associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. On February 19, 2016, the Company announced its decision to commence with the D&D of the Piketon facility. Estimated costs for D&D have been accrued and the balance of the liability was $29.4 million as of March 31, 2016 and December 31, 2015. While the Company has not made a decision on lease turnover and is continuing to evaluate future uses for the site, at this time, the Company would like to preserve a core staff, expertise, and facilities at Piketon to enable the facility to be used to support the Company’s other business development initiatives as needed.

The D&D work began in the second quarter of 2016 and is expected to continue into the first quarter of 2017. Cash expenditures for D&D, employee severance and other demobilization costs are anticipated to occur primarily in 2016 and are projected in a range of $50 million to $60 million. Any costs in excess of approximately $50 million would result in additional recorded expense. Centrus has previously provided financial assurance to the NRC and DOE for D&D and lease turnover costs in the form of surety bonds of approximately $16 million and $13 million, respectively, which are fully cash collateralized by Centrus. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D and lease obligations.

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

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2016	2015
Net Cash Provided by (Used in) Operating Activities	$(54.9)	$2.3
Net Cash Provided by Investing Activities	0.6	3.9
Net Cash Provided by Financing Activities	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	$(54.3)	$6.2

Operating Activities

The net reduction of $61.0 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the three months ended March 31, 2016. American Centrifuge expenses have been a major use of cash, including demobilization expenses and contract work expenses not paid until April 2016 under the terms of the new agreement. Other uses of cash are reflected in the reduction in accounts payable and accrued liabilities of $9.8 million. Sources of cash included the monetization of inventory purchased in prior periods. Inventories declined $48.5 million in the quarter, less an increase in receivables from utility customers of $13.4 million.

In the corresponding period in 2015, monetization of inventory provided cash as inventories declined $124.1 million due to sales deliveries exceeding product received under SWU purchase agreements. In addition, accounts receivable declined $37.2 million due to monetization in the first quarter without increased sales and billings. The net reduction of the SWU purchase payables balance of $140.1 million, due to the timing of purchase deliveries, was a significant use of cash in the three-month period. The net loss of $15.4 million in the three months ended March 31, 2015, net of non-cash expenses, was a use of cash.

Investing Activities

There were no significant capital expenditures in the three months ended March 31, 2016 or the corresponding period in 2015. Cash collateral deposits decreased $3.7 million in the three months ended March 31, 2015, commensurate with declines in surety bonds required for waste disposition.

Working Capital

	March 31, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$179.7	$234.0
Accounts receivable	55.9	26.5
Inventories, net	163.4	212.4
Other current assets and liabilities, net	(99.5)	(165.2)
Working capital	$299.5	$307.7

Defined Benefit Plan Funding

We paid $1.3 million to participants of the non-qualified defined benefit pension plans in the three months ended March 31, 2016, and expect to make payments of $2.9 million in the remainder of 2016. We do not expect there to be a required contribution for the qualified defined benefit pension plans in 2016 under the Employee Retirement Income Security Act (“ERISA”), and therefore, do not expect to make contributions to these plans in 2016. We expect to contribute $5.4 million in 2016 to the postretirement health and life benefit plans. There is no required contribution for the postretirement health and life benefit plans under ERISA.

We have been engaged in discussions with the PBGC regarding the status of the qualified pension plans. The PBGC has indicated it would like to discuss the potential for the Company to make contributions to the pension in advance of statutory funding requirements due to the Company ceasing enrichment operations and returning the Portsmouth and Paducah GDP facilities to DOE. While the Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding the qualified pension plans in the ordinary course and expects to do so, the Company has been in discussions with the PBGC to resolve the outstanding issues. There is no assurance that the Company and PBGC will reach agreement or that the PBGC will agree with the Company’s approach. Additional details are provided in Note 13 to the condensed consolidated financial statements.

Capital Structure and Financial Resources

As of March 31, 2016, our debt consisted of PIK Toggle Notes with a principal amount of $254.4 million. The PIK Toggle Notes will mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024 upon the satisfaction of certain funding conditions described in the indenture governing the PIK Toggle Notes relating to the funding of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology. The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ending March 31, 2016 and September 30, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum.

The PIK Toggle Notes are guaranteed on a limited, subordinated and conditional basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to an unconditional interest claim). Additional terms and conditions of the PIK Toggle Notes are described in Note 8 to the condensed consolidated financial statements.

We are managing our working capital to improve the long-term value of our LEU business and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of the indenture. The Company, however, continually evaluates alternatives to manage our capital structure, and may opportunistically repurchase, exchange or redeem the PIK Toggle Notes or other Company securities from time to time, even in the absence of any agreement with the PBGC.

NYSE MKT Listing Standards Notice

On November 17, 2015, we received notice from the NYSE MKT LLC indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT's Company Guide since it reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. We submitted a plan to regain compliance with the NYSE MKT’s continued listing standards and the NYSE MKT notified us in January 2016 that it accepted our plan. With the NYSE MKT’s acceptance of the plan, we have until May 17, 2017 to regain compliance. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. In the meantime, our common stock will continue to be traded on the NYSE MKT, subject to ongoing monitoring by the NYSE MKT and our compliance with all other applicable NYSE MKT requirements.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, there were no material off-balance sheet arrangements, obligations, or other relationships at March 31, 2016 or December 31, 2015.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2016, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At March 31, 2016, our debt consisted of the PIK Toggle Notes with a principal amount of $254.4 million. The estimated fair value of the PIK Toggle Notes was $62.3 million based on the most recent trading price as of March 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings set forth under Part I, Item 1, Legal Proceedings, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters, individually and in the aggregate, will have a material adverse effect on our cash flows, results of operations or consolidated financial condition.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Centrus Energy Corp.

Date:	May 10, 2016	By:	/s/ Stephen S. Greene
Stephen S. Greene
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Subcontract No. 4000141117 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing American Centrifuge Operating LLC as Seller for U.S. Centrifuge Technology Advancement, dated March 22, 2016. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed in interactive data file (XBRL) format.

(a)	Filed herewith.