Form 10-Q
period 2016-06-30
CENTRUS ENERGY CORP
filed 2016-08-12
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Yes ☒    No ☐

As of August 5, 2016, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to the adoption of fresh start accounting; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “PIK Toggle Notes”) maturing in September 2019, including the potential termination of the guarantee by United States Enrichment Corporation (“Enrichment Corp.”) of the PIK Toggle Notes; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our common stock on the NYSE MKT LLC; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); uncertainty regarding our ability to commercially deploy competitive enrichment technology; our dependence on others for deliveries of LEU including deliveries from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX”; risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements including the Russian Supply Agreement; risks related to trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions that may be taken by the U.S. government, the

Russian government or other governments that could affect our ability or the ability of our sources of supply to perform under contract obligations, including the imposition of sanctions, restrictions or other requirements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks associated with our reliance on third-party suppliers to provide essential services to us; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; the impact of government regulation including by the U.S. Department of Energy and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); risks and uncertainties regarding funding for the American Centrifuge project and our ability to enter into an extension of the new agreement with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory, for continued research, development and demonstration of the American Centrifuge technology; the competitive environment for our products and services; the potential for further demobilization or termination of the American Centrifuge project; risks related to the current demobilization of the portions of the American Centrifuge project including risks that the schedule could be delayed and costs could be higher than expected; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$174.5	$234.0
Accounts receivable	51.3	26.5
Inventories	201.2	319.2
Deferred costs associated with deferred revenue	74.5	63.1
Other current assets	14.9	15.2
Total current assets	516.4	658.0
Property, plant and equipment, net	6.2	3.5
Deposits for surety bonds	29.5	29.8
Intangible assets, net	99.9	105.8
Other long-term assets	23.0	23.0
Total Assets	$675.0	$820.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$40.1	$44.8
Payables under SWU purchase agreements	34.5	85.4
Inventories owed to customers and suppliers	39.5	106.8
Deferred revenue	99.8	83.9
Decontamination and decommissioning obligations	25.7	29.4
Total current liabilities	239.6	350.3
Long-term debt	227.8	247.0
Postretirement health and life benefit obligations	185.0	184.3
Pension benefit liabilities	171.4	172.3
Other long-term liabilities	34.2	31.9
Total Liabilities	858.0	985.8
Commitments and Contingencies (Note 12)
Stockholders’ Deficit	(183.0)	(165.7)
Total Liabilities and Stockholders’ Deficit	$675.0	$820.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Separative work units	$54.9	$42.2	$114.2	$145.8
Uranium	—	—	14.3	43.2
Contract services	8.5	21.1	24.9	42.1
Total Revenue	63.4	63.3	153.4	231.1
Cost of Sales:
Separative work units and uranium	49.3	36.7	114.8	176.3
Contract services	8.6	22.3	17.3	43.6
Total Cost of Sales	57.9	59.0	132.1	219.9
Gross profit	5.5	4.3	21.3	11.2
Advanced technology costs	4.7	4.0	16.7	5.8
Selling, general and administrative	12.5	6.3	23.9	18.6
Amortization of intangible assets	2.7	2.0	5.9	6.0
Special charges for workforce reductions and advisory costs	0.6	2.9	0.6	3.5
Other income	(0.4)	(0.7)	(0.7)	(1.5)
Operating loss	(14.6)	(10.2)	(25.1)	(21.2)
Gain on early extinguishment of debt	(16.7)	—	(16.7)	—
Interest expense	5.1	4.9	10.1	9.8
Interest (income)	(0.1)	—	(0.4)	(0.2)
Loss before income taxes	(2.9)	(15.1)	(18.1)	(30.8)
Provision (benefit) for income taxes	—	—	(0.6)	(0.3)
Net loss	$(2.9)	$(15.1)	$(17.5)	$(30.5)

Net loss per share - basic and diluted	$(0.32)	$(1.68)	$(1.92)	$(3.39)
Weighted-average number of shares outstanding - basic and diluted	9.1	9.0	9.1	9.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2.9)	$(15.1)	$(17.5)	$(30.5)
Other comprehensive loss, before tax (Note 13):
Amortization of prior service (credits), net	—	—	(0.1)	(0.1)
Other comprehensive loss, before tax	—	—	(0.1)	(0.1)
Income tax benefit related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax	—	—	(0.1)	(0.1)
Comprehensive loss	$(2.9)	$(15.1)	$(17.6)	$(30.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
Cash From Operating Activities
Net loss	$(17.5)	$(30.5)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	6.2	6.2
PIK interest on paid-in-kind toggle notes	3.4	1.8
Gain on early extinguishment of debt	(16.7)	—
Gain on sales of assets	(0.6)	(1.5)
Inventory valuation adjustments	0.7	—
Changes in operating assets and liabilities:
Accounts receivable – (increase) decrease	(25.2)	31.8
Inventories, net – decrease	50.0	118.1
Payables under SWU purchase agreements – (decrease)	(50.9)	(116.9)
Deferred revenue, net of deferred costs – increase (decrease)	4.4	(6.6)
Accounts payable and other liabilities – (decrease)	(4.3)	(12.7)
Other, net	0.6	4.5
Net Cash (Used in) Operating Activities	(49.9)	(5.8)

Cash Provided by Investing Activities
Capital expenditures	(2.9)	—
Proceeds from sales of assets	1.0	1.5
Deposits for surety bonds - net decrease	0.3	4.0
Net Cash Provided by (Used in) Investing Activities	(1.6)	5.5

Cash Used in Financing Activities
Repurchase of debt	(8.0)	—
Net Cash (Used in) Financing Activities	(8.0)	—

Net (Decrease)	(59.5)	(0.3)
Cash and Cash Equivalents at Beginning of Period	234.0	218.8
Cash and Cash Equivalents at End of Period	$174.5	$218.5

Supplemental cash flow information:
Interest paid	$3.6	$6.0
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$3.4	$1.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Six Months Ended June 30, 2015
Balance at December 31, 2014	$0.9	$58.6	$(42.3)	$4.4	$21.6
Net loss	—	—	(30.5)	—	(30.5)
Other comprehensive loss, net of tax (Note 13)	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	0.2	—	—	0.2
Balance at June 30, 2015	$0.9	$58.8	$(72.8)	$4.3	$(8.8)

Six Months Ended June 30, 2016
Balance at December 31, 2015	$0.9	$59.0	$(229.7)	$4.1	$(165.7)
Net loss	—	—	(17.5)	—	(17.5)
Other comprehensive loss, net of tax (Note 13)	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	0.3	—	—	0.3
Balance at June 30, 2016	$0.9	$59.3	$(247.2)	$4.0	$(183.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of and for the three and six months ended June 30, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. Certain amounts have been reclassified to conform to the current presentation.

Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued comprehensive guidance for revenue recognition and has since issued further implementation guidance. The core principle of the standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The standard will supersede current guidance in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. The standard will become effective for Centrus beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption as of the first quarter of 2017 is permitted. Centrus expects to adopt the guidance in the first quarter of 2018 and is evaluating the impact on its consolidated financial statements.

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

2. SPECIAL CHARGES

The cessation of enrichment at the Paducah Gaseous Diffusion Plant (the “Paducah GDP”) and evolving business needs have resulted in workforce reductions since July 2013. In the six months ended June 30, 2015, special charges included related termination benefits of $3.8 million, less $0.3 million for employee severance paid by the Company and invoiced to the U.S. Department of Energy (“DOE”) for its share of employee severance pursuant to the USEC Privatization Act.

In September 2015, Centrus completed a successful three-year demonstration of American Centrifuge technology at its facility in Piketon, Ohio. The demonstration effort was primarily funded by the U.S. government. As a result of reduced program funding, Centrus incurred a special charge of $8.7 million in the third quarter of 2015 for estimated employee termination benefits, consisting primarily of payments under its pre-existing severance plan. An additional $0.1 million special charge was incurred in the second quarter of 2016 as an adjustment to accrued severance benefits for current salary levels. Centrus expects to make payments for these workforce reductions through 2017.

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology. The company incurred advisory costs related to the reengineering project of $0.5 million in the three months ended June 30, 2016.

A summary of termination benefit activity and changes in the related balance sheet account in the six months ended June 30, 2016, follows (in millions):

	Liability Dec. 31, 2015	Six Months Ended June 30, 2016		Liability June 30, 2016
		Charges for Termination Benefits	Paid
Workforce reductions:
Enrichment cessation and evolving business needs	$0.3	$—	$(0.1)	$0.2
American Centrifuge	8.4	0.1	(2.2)	6.3
	$8.7	$0.1	$(2.3)	$6.5

3. CONTRACT SERVICES AND ADVANCED TECHNOLOGY COSTS

The contract services segment includes Revenue and Cost of Sales for American Centrifuge work Centrus performs as a contractor to UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”). The Company’s current contract signed in March 2016 with UT-Battelle provides for continued development work at the Company’s facilities in Oak Ridge, Tennessee, through September 30, 2016. The contract is a firm, fixed-price contract that provides for payments for monthly reports of approximately $2.7 million per month, down from approximately $6.9 million per month received during government fiscal year 2015 which ended September 30, 2015.

Although the Company’s prior contract with UT-Battelle expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. The current contract signed in March 2016 provided for payment for reports related to work performed since October 1, 2015. Revenue in the six months ended June 30, 2016, includes $8.1 million for March reports on work performed in the three months ended December 31, 2015, and $16.2 million for reports on work performed in the six months ended June 30, 2016. Expenses for contract work performed in the six months ended June 30, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before there was a contract were included in Advanced Technology Costs in 2015.

American Centrifuge expenses that are outside of the Company’s contracts with UT-Battelle, including demobilization and maintenance costs, are included in Advanced Technology Costs. In addition to severance costs (see Note 2 - Special Charges) and demobilization costs, Centrus has begun to incur expenditures in the second quarter of 2016 associated with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the U.S. Nuclear Regulatory Commission (“NRC”) and DOE (see Note 12 - Commitments and Contingencies).

4.  RECEIVABLES

	June 30, 2016	December 31, 2015
	(in millions)
Utility customers and other	$46.8	$24.7
Contract services, primarily DOE	4.5	1.8
Accounts receivable	$51.3	$26.5

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Unpaid invoices to DOE totaled approximately $78 million as of June 30, 2016, and December 31, 2015, related to filed claims. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $23.0 million as of June 30, 2016, and December 31, 2015, including updated submissions for final indirect rates and incurred costs, as well as invoices for interest.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company or (b) to reduce outstanding receivables balances due from DOE. The balance of unapplied payments of $19.3 million as of June 30, 2016, and $19.4 million as of December 31, 2015, is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

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

	June 30, 2016			December 31, 2015
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$159.8	$18.5	$141.3	$221.5	$33.1	$188.4
Uranium	41.2	21.0	20.2	97.5	73.7	23.8
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$201.2	$39.5	$161.7	$319.2	$106.8	$212.4

(a)	Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. Valuation adjustments of $0.7 million were charged to cost of sales in the six months ended June 30, 2016, including $0.2 million in the second quarter, for the Company’s uranium inventory to reflect declines in uranium market price indicators.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $242 million as of June 30, 2016, and $437 million as of December 31, 2015, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 28% decline in quantities and a 23% decline in uranium spot price indicators. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to Centrus.

6. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2015	Additions / (Depreciation)	Retirements	June 30, 2016
Land	$1.2	$—	$—	$1.2
Leasehold improvements	0.9	2.2	(0.2)	2.9
Machinery and equipment	1.6	0.1	—	1.7
Other	0.3	0.6	—	0.9
Property, plant and equipment, gross	4.0	2.9	(0.2)	6.7
Accumulated depreciation	(0.5)	(0.2)	0.2	(0.5)
Property, plant and equipment, net	$3.5	$2.7	$—	$6.2

Additions to property, plant and equipment in the six months ended June 30, 2016, include leasehold improvements of $1.7 million that were funded by the owner of the Company’s corporate headquarters. Corresponding deferred rent credits are included in long-term liabilities and are being amortized as a reduction to rent expense over the lease term.

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

	June 30, 2016			December 31, 2015
			(in millions)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$15.6	$39.0	$54.6	$12.0	$42.6
Customer relationships	68.9	8.0	60.9	68.9	5.7	63.2
Total	$123.5	$23.6	$99.9	$123.5	$17.7	$105.8

8. DEBT

A summary of long-term debt follows (in millions):

	December 31, 2015	Six Months Ended June 30, 2016		June 30, 2016
		PIK Interest	Repurchases
8% paid-in-kind toggle notes	$247.6	$6.8	$(26.1)	$228.3
Less unamortized deferred financing costs	0.6	—	(0.1)	0.5
Long-term debt	$247.0	$6.8	$(26.0)	$227.8

In June 2016, Centrus repurchased some of the Company’s 8.0% paid-in-kind (“PIK”) toggle notes (the “PIK Toggle Notes”) pursuant to a pre-arranged trading plan. The PIK Toggle Notes repurchased had an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million. The Company paid $9.8 million in cash, of which $1.8 million is included in accounts payable and accrued liabilities as of June 30, 2016, and was paid in July 2016. The gain on the early extinguishment of the PIK Toggle Notes was $16.7 million, net of commissions and unamortized deferred financing costs totaling $0.1 million.

The pre-arranged trading plan was adopted in accordance with guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934 (the “10b5-1 Plan”). The 10b5-1 Plan provided that an independent broker selected by the Company repurchase PIK Toggle Notes on the open market within specified guidelines on the Company’s behalf. All repurchases were subject to SEC regulations as well as such other terms and conditions as specified in the 10b5-1 Plan. On July 11, 2016, the Company terminated the 10b5-1 Plan and subsequently cancelled the PIK Toggle Notes that were repurchased.

The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ended March 31, 2016, and ending September 30, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum. As such, interest for the semi-annual period ended March 31, 2016, was paid as $3.1 million in cash and $6.8 million in PIK payments. Total interest payable at June 30, 2016, is $4.5 million, of which the expected cash portion of $1.4 million is included in accounts payable and accrued liabilities and the expected PIK portion of $3.1 million is included in other long-term liabilities.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value (in Millions)

	June 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$174.5	$—	$—	$174.5	$234.0	$—	$—	$234.0
Deferred compensation asset (a)	—	1.4	—	1.4	—	1.5	—	1.5

Liabilities:
Deferred compensation obligation (a)	—	1.2	—	1.2	—	1.4	—	1.4

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

Other Financial Instruments

As of June 30, 2016, and December 31, 2015, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The principal balance and estimated fair value of the PIK Toggle Notes follow (in millions):

	June 30, 2016	December 31, 2015
	(in millions)
Principal balance	$228.3	$247.6
Estimated fair value	90.5	36.9

The estimated fair values of the PIK Toggle Notes is based on the most recent trading prices as of the balance sheet date (Level 1).

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit cost (credit) for the pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service costs	$0.9	$1.0	$1.9	$2.0
Interest costs	8.9	9.3	17.7	18.6
Expected return on plan assets (gains)	(10.5)	(12.2)	(21.0)	(24.4)
Actuarial loss (gain) from remeasurement	0.8	(3.9)	0.8	(3.9)
Net periodic benefit cost (credit)	$0.1	$(5.8)	$(0.6)	$(7.7)

In the second quarter of 2016, the level of lump-sum payments under the Company’s non-qualified defined benefit pension plans resulted in the remeasurement of pension obligations under settlement accounting rules. The remeasurement resulted in a loss of $0.8 million included in selling, general and administrative expenses in the second quarter of 2016. The loss includes the effect of a decrease in the discount rate used in the measurement of pension obligations from approximately 4.5% as of December 31, 2015, to approximately 3.7% as of June 30, 2016.

In the second quarter of 2015, the level of lump-sum payments under the Company’s non-qualified defined benefit pension plans and the Employees’ Retirement Plan of Centrus Energy Corp. resulted in a remeasurement gain of $3.9 million included in selling, general and administrative expenses in the second quarter of 2015. The gain included the effect of an increase in the discount rate from approximately 4.1% as of December 31, 2014, to approximately 4.5% as of June 30, 2015.

The components of net periodic benefit cost for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service costs	$—	$—	$—	$0.1
Interest costs	1.9	2.2	4.0	4.4
Expected return on plan assets (gains)	—	(0.3)	(0.1)	(0.5)
Amortization of prior service (credits), net	—	—	(0.1)	(0.1)
Net periodic benefit cost	$1.9	$1.9	$3.8	$3.9

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2016	2015	2016	2015

Numerator for basic and diluted calculation:
Net loss	$(2.9)	$(15.1)	$(17.5)	$(30.5)

Denominator:
Weighted average common shares	9.1	9.0	9.1	9.0
Denominator for basic calculation	9.1	9.0	9.1	9.0

Weighted average effect of dilutive securities:
Stock compensation awards (a)	—	—	—	—
Denominator for diluted calculation	9.1	9.0	9.1	9.0

Net loss per share - basic and diluted	$(0.32)	$(1.68)	$(1.92)	$(3.39)

(a)
Compensation awards under the 2014 Equity Incentive Plan resulted in common stock equivalents of less than 0.1 million shares of common stock and are excluded from the diluted calculation as a result of net losses in the six months ended June 30, 2016 and the six month ended June 30, 2015.

Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income (loss) per share:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
Options excluded from diluted net income per share	375,000		75,000	490,000		75,000
Exercise price of excluded options	$3.90	to	$5.62	$2.68	to	$5.62
	$5.62			$5.62

12. COMMITMENTS AND CONTINGENCIES

Potential ERISA Section 4062(e) Liability

The Company had been engaged in discussions with the PBGC regarding the status of the qualified pension plans, including potential liability under ERISA Section 4062(e) related to employee reductions resulting from ceasing enrichment operations at the Portsmouth and Paducah GDP facilities. In the event the PBGC were to determine there are funding obligations under section 4062(e), the Company believes that any such liability would be fully satisfied under the provisions of the Consolidated and Further Continuing Appropriations Act, 2015 (the “CFCAA”), which made major changes to ERISA section 4062(e). The CFCAA changes the criteria for triggering liability under section 4062(e); provides certain exemptions from the applicability of section 4062(e) to certain events; permits companies to satisfy the liability by making payments into the pension over seven years, but ends those pension obligations once the pension reaches a 90% funding level as calculated under the method provided in the CFCAA; subject to an exception not applicable here, prohibits the PBGC from taking any enforcement, administrative or other action under section 4062(e) that is inconsistent with the amendments made by the CFCAA based on events that occurred before the date of enactment (December 16, 2014); and permits companies to elect to satisfy any liability under section 4062(e) as provided in the CFCAA for an event that had occurred prior to date of enactment as if such cessation had occurred on such date of enactment.

The PBGC, however, has other authorities under ERISA that it may otherwise consider in connection with the Company’s qualified defined benefit pension plans. These authorities include, but are not limited to, initiating involuntary termination of underfunded plans and seeking liens or additional funding. The Company would seek to defend against the assertion by the PBGC of any such authorities based on the facts and circumstances at the time. The involuntary termination by the PBGC of any of the qualified pension plans of Centrus or Enrichment Corp. would result in the termination of the limited, conditional guaranty by Enrichment Corp. of the PIK Toggle Notes (other than with respect to certain interest obligations).

The PBGC has indicated it would like the Company to make contributions to the pension in advance of statutory funding requirements as amended by the Highway and Transportation Funding Act of 2014. The Company believes it is in the best interest of all stakeholders, including the PBGC, the covered plan participants and the Company, to continue funding the qualified pension plans in the ordinary course and expects to do so. There is no assurance that the Company and the PBGC will reach agreement or that the PBGC will agree with the Company’s approach.

NYSE MKT Listing Standards Notice

On November 17, 2015, Centrus Energy Corp. received notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT's Company Guide since the Company reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. The Company submitted a plan to regain compliance with the NYSE MKT’s continued listing standards and the NYSE MKT notified the Company in January 2016 that it accepted the plan. With the NYSE MKT’s acceptance of the plan, the Company has until May 17, 2017, to regain compliance. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. In the meantime, the Company’s common stock will continue to be traded on the NYSE MKT, subject to ongoing monitoring by the NYSE MKT and the Company’s compliance with all other applicable NYSE MKT requirements.

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

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet an American Centrifuge Plant milestone, DOE and Centrus will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The Company notified DOE that it had not met the June 2014 milestone within the time period currently provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not affect the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and Centrus have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the 2002 DOE-USEC Agreement continued to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

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

Effective October 1, 2015, the U.S. government discontinued funding of the American Centrifuge demonstration cascade at Piketon. Centrus began voluntary reductions in force in 2015 and began the D&D process for the Piketon facility in 2016. Costs related to this process totaled $3.7 million in the second quarter of 2016, which were charged to the accrued liability Decontamination and Decommissioning Obligations. The accrued liability balance is $25.7 million as of June 30, 2016. The Company is experiencing delays in implementing the D&D process and is working to finalize contractual and regulatory arrangements for the disposition of materials. The charge to advanced technology costs of $4.7 million in the second quarter of 2016 reflects delays as the Company continues to incur costs as the facility caretaker. The D&D work is now expected to extend through 2017 and additional costs associated with delays in fully implementing the D&D process may be incurred. The Company is evaluating the impact the delays will have on future costs.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatorily-prescribed methodology that includes potential contingent costs and reserves. As of June 30, 2016, and December 31, 2015, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by Centrus. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D and lease obligations. The Company has not made a decision on lease turnover and is continuing to evaluate future uses for the site.

13.  STOCKHOLDERS EQUITY

Rights Agreement

On April 6, 2016 (the “Effective Date”), the Company’s Board of Directors (the “Board”) adopted a Section 382 Rights Agreement (the “Rights Agreement”). The Board adopted the Rights Agreement in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations. As reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as of December 31, 2015, the Company had federal net operating losses of $324.7 million that currently expire through 2035.

In connection with the adoption of the Rights Agreement, the Board declared a dividend of one preferred-share-purchase-right for each share of the Company’s Class A common stock and Class B common stock outstanding as of the Effective Date. The rights initially trade together with the common stock and are not exercisable. In the absence of further action by the Board, the rights would generally become exercisable and allow a holder to acquire shares of a new series of the Company’s preferred stock if any person or group acquires 4.99% or more of the outstanding shares of the Company’s common stock, or if a person or group that already owns 4.99% or more of the Company’s Class A common stock acquires additional shares representing 0.5% or more of the outstanding shares of the Company’s Class A common stock. The rights beneficially owned by the acquirer would become null and void, resulting in significant dilution in the ownership interest of such acquirer.

The Board may exempt any acquisition of the Company’s common stock from the provisions of the Rights Agreement if it determines that doing so would not jeopardize or endanger the Company's use of its tax assets or is otherwise in the best interests of the Company. The Board also has the ability to amend or terminate the Rights Agreement prior to a triggering event.

The Company expects to seek stockholder approval of the Rights Agreement at the 2017 annual meeting of stockholders. The rights issued under the Rights Agreement will expire if, among other things, the Rights Agreement is not approved by the Company's stockholders or on April 6, 2019, if the Rights Agreement is so approved.

Stock-Based Compensation

A summary of stock-based compensation costs follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total stock-based compensation costs:
Restricted stock and restricted stock units	$—	$—	$0.1	$0.1
Stock options, performance awards and other	0.1	0.1	0.2	0.1
Expense included primarily in selling, general and administrative expense	$0.1	$0.1	$0.3	$0.2

Total recognized tax benefit	$—	$—	$—	$—

As of June 30, 2016, there was $0.9 million of unrecognized compensation cost, adjusted for estimated forfeitures, of which $0.8 million relates to stock options and less than $0.1 million relates to unvested restricted stock units. Unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized over the vesting period. Stock options vest and become exercisable in equal annual installments over a three- or four-year period and expire 10 years from the date of grant.

Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Six Months Ended June 30,
	2016	2015
Risk-free interest rate	1.9%	1.9%
Expected volatility	75%	75%
Expected option life (years)	6	6
Weighted-average grant date fair value	$1.77	$2.89
Options granted	15,000	300,000

Accumulated Other Comprehensive Income (Loss)

The sole component of accumulated other comprehensive income (loss) (“AOCI”) relates to activity in the accounting for pension and postretirement health and life benefit plans. Amortization of prior service costs (credits), net, is reclassified from AOCI and included in the computation of net periodic benefit cost (credit) as detailed in Note 10 - Pension and Post-Retirement Health and Life Benefits.

14. SEGMENT INFORMATION

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Revenue
LEU segment:
Separative work units	$54.9	$42.2	$114.2	$145.8
Uranium	—	—	14.3	43.2
	54.9	42.2	128.5	189.0
Contract services segment	8.5	21.1	24.9	42.1
Revenue	$63.4	$63.3	$153.4	$231.1

Segment Gross Profit
LEU segment	$5.6	$5.5	$13.7	$12.7
Contract services segment	(0.1)	(1.2)	7.6	(1.5)
Gross profit	$5.5	$4.3	$21.3	$11.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of low-enriched uranium (“LEU”) for commercial nuclear power plants. References to “Centrus”, the “Company”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. Centrus is a leader in the development of advanced uranium enrichment technology and is performing research and demonstration work to support U.S. energy and national security.

As a long-term supplier of LEU to our customers, our goal is to provide value through the reliability and diversity of our supply sources. We provide LEU from multiple sources including our inventory, long- and mid-term supply contracts and spot purchases. Our long-term objective is to resume commercial enrichment production and we are exploring alternative approaches to that end.

We have a contract with UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”), to conduct research, development and demonstration of our advanced centrifuge technology for the U.S. government. We believe that this technology could play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives.

Business Segments

Centrus has two reportable segments: the LEU segment with two components, separative work units (“SWU”) and uranium, and the contract services segment.

LEU Segment

Revenue from Sales of SWU and Uranium

The LEU segment is our primary business focus. Revenue from our LEU segment is derived primarily from:

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

Our revenues, operating results and cash flows can fluctuate significantly from quarter to quarter and year to year. Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU historically average approximately $15 million to $20 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. Since 2011, the prices for SWU and uranium have significantly declined. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind published price indicators by several years, which means that average prices under contract today exceed current market prices.

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

	June 30, 2016	December 31, 2015	June 30, 2015	December 31, 2014
SWU:
Long-term price indicator ($/SWU)	$69.00	$72.00	$82.00	$90.00
Spot price indicator ($/SWU)	58.00	61.00	70.00	88.00
UF6:
Long-term price composite ($/KgU)	117.01	128.97	136.19	146.64
Spot price indicator ($/KgU)	75.50	98.50	101.50	100.50

Our contracts with customers and suppliers are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in other currencies.

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

American Centrifuge

The Company has a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering, testing and demonstration facilities and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production in the future.

In September 2015, Centrus completed a successful three-year demonstration of the existing American Centrifuge technology at its facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. The demonstration effort was primarily funded by the U.S. government. Our current government contract with UT-Battelle provides for continued research, development and demonstration work at the Company’s facilities in Oak Ridge, Tennessee.

The contract services segment includes Revenue and Cost of Sales for American Centrifuge work Centrus performs as a contractor to UT-Battelle. The current contract is a firm, fixed-price contract that provides for payments for monthly reports of approximately $2.7 million per month, down from approximately $6.9 million per month through September 2015. Spending levels to perform the contract work are consistent with the fixed funding levels. Centrus records an unbilled receivable and revenue based on the progress towards the achievement of monthly deliverables. Monthly reports and invoices affirming the achievement of monthly deliverables are submitted shortly following each month. The achievement of monthly deliverables has resulted in revenue consistent with the funding levels.

Although our prior contract expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. The current contract signed in March 2016 provided for payment for reports related to work performed since October 1, 2015. Revenue in the six months ended June 30, 2016, includes $8.1 million for March reports on work performed in the three months ended December 31, 2015, and $16.2 million for reports on work performed in the six months ended June 30, 2016. Expenses for contract work performed in the six months ended June 30, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before there was a contract were included in Advanced Technology Costs in 2015.

American Centrifuge expenses that are outside of our contracts with UT-Battelle, including demobilization and certain site maintenance costs, are included in Advanced Technology Costs. Centrus has begun to incur expenditures in the second quarter of 2016 associated with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the U.S. Nuclear Regulatory Commission (“NRC”) and the U.S. Department of Energy (“DOE”). Estimated costs for D&D have been accrued and the balance of the liability was reduced from $29.4 million as of March 31, 2016, to $25.7 million as of June 30, 2016. For additional details on the D&D of the Piketon facility and related workforce reductions, refer below to Liquidity and Capital Resources.

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

There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, uncertainty exists because contract billing periods since June 2002 have not been finalized with DOE, and we have not yet recognized this additional revenue. Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Additional details are provided in Note 4 - Receivables to the condensed consolidated financial statements.

2016 Outlook

We continue to anticipate SWU and uranium revenue in 2016 in a range of $250 million to $275 million and total revenue in a range of $275 million to $300 million. We anticipate the SWU sales volume for 2016 to be comparable to 2015. We expect to end 2016 with a cash and cash equivalents balance in a range of $200 million to $250 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Factors that could affect our results include the following:

•	Additional short-term purchases or sales of SWU and uranium;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	The outcome of legal proceedings and other contingencies, including discussions with the Pension Benefit Guaranty Corporation (“PBGC”);

•
Execution and funding of a new agreement with UT-Battelle, the operator of ORNL, for the continuation of American Centrifuge development and testing activities in Oak Ridge following the expiration of our agreement on September 30, 2016; and

•	Additional costs for American Centrifuge demobilization; decontamination and decommissioning of the Company’s facility in Ohio; or related to the overall transition of Centrus.

Results of Operations

Segment Information

We have two reportable segments measured and presented through the gross profit line of our income statement: the LEU segment with two components, SWU and uranium, and the contract services segment. There were no intersegment sales in the periods presented.

The following tables presents elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2016	2015	Change	%
LEU segment
Revenue:
SWU revenue	$54.9	$42.2	$12.7	30%
Uranium revenue	—	—	—	—%
Total	54.9	42.2	12.7	30%
Cost of sales	49.3	36.7	(12.6)	(34)%
Gross profit	$5.6	$5.5	$0.1	2%

Contract services segment
Revenue	$8.5	$21.1	$(12.6)	(60)%
Cost of sales	8.6	22.3	13.7	61%
Gross profit (loss)	$(0.1)	$(1.2)	$1.1	92%

Total
Revenue	$63.4	$63.3	$0.1	—%
Cost of sales	57.9	59.0	1.1	2%
Gross profit	$5.5	$4.3	$1.2	28%

	Six Months Ended June 30,
	2016	2015	Change	%
LEU segment
Revenue:
SWU revenue	$114.2	$145.8	$(31.6)	(22)%
Uranium revenue	14.3	43.2	(28.9)	(67)%
Total	128.5	189.0	(60.5)	(32)%
Cost of sales	114.8	176.3	61.5	35%
Gross profit	$13.7	$12.7	$1.0	8%

Contract services segment
Revenue	$24.9	$42.1	$(17.2)	(41)%
Cost of sales	17.3	43.6	26.3	60%
Gross profit (loss)	$7.6	$(1.5)	$9.1	607%

Total
Revenue	$153.4	$231.1	$(77.7)	(34)%
Cost of sales	132.1	219.9	87.8	40%
Gross profit	$21.3	$11.2	$10.1	90%

Revenue

Revenue from the LEU segment increased $12.7 million (or 30%) in the three months ended June 30, 2016, compared to the corresponding period in 2015. The volume of SWU sales increased 63%, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU declined 19%, reflecting the particular contracts under which SWU were sold during the periods.

Revenue from the LEU segment declined $60.5 million (or 32%) in the six months ended June 30, 2016, compared to the corresponding period in 2015. The volume of SWU sales declined 13%, reflecting the variability in timing of utility customer orders. For the full year, the SWU sales volume for 2016 is expected to be comparable to 2015. The average price billed to customers for sales of SWU declined 9%, reflecting the particular contracts under which SWU were sold during the periods and the trend of lower SWU market prices in recent years. The volume of uranium sales declined 79% in the six-month period, reflecting the expected decline in uranium deliveries in 2016 compared to 2015. The average price billed to customers for sales of uranium increased 54% reflecting the particular contracts under which uranium was sold during the periods.

Revenue from the contract services segment declined $12.6 million (or 60%) in the three months and $17.2 million (or 41%) in the six months ended June 30, 2016, compared to the corresponding periods in 2015. The reduced scope of contract work for American Centrifuge technology services resulted in declines of $12.7 million in the three-month period and $25.5 million in the six-month period. In the six-month period, the decline was partially offset by $8.1 million in revenue for March reports on work performed in the fourth quarter of 2015. As a result of the contract signed with UT-Battelle in March 2016, revenue in the six months ended June 30, 2016, includes $16.2 million for reports on work performed in the six months ended June 30, 2016, as well as $8.1 million for work in the fourth quarter of 2015.

Cost of Sales

Cost of sales for the LEU segment increased $12.6 million (or 34%) in the three months ended June 30, 2016, compared to the corresponding period in 2015, due to the increase in SWU sales volumes partially offset by an 18% decline in the average cost of sales per SWU.

Cost of sales for the LEU segment declined $61.5 million (or 35%) in the six months ended June 30, 2016, compared to the corresponding period in 2015, due to lower SWU and uranium sales volumes and a 13% decline in the average cost of sales per SWU. The declines in cost of sales per SWU reflect declines in our purchase costs per SWU in recent periods, partially offset by an increase in costs related to benefits for former GDP employees and other residual costs related to the Paducah GDP. Refer below to Impact of Legacy Costs.

Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments of $0.7 million were charged to cost of sales in the six months ended June 30, 2016, including $0.2 million in the second quarter, for our uranium inventory to reflect declines in uranium market price indicators.

Cost of sales for the contract services segment declined $13.7 million (or 61%) in the three months and $26.3 million (or 60%) in the six months ended June 30, 2016, compared to the corresponding periods in 2015, consistent with the decline in contract services revenue for work performed in the first quarter of 2016. Revenue in the six months ended June 30, 2016, includes a billing for March reports on work performed in the fourth quarter of 2015. Related expenses were included in Advanced Technology Costs in 2015 as they were incurred before a contract was in place.

Gross Profit

Our gross profit increased $1.2 million (or 28%) in the three months and $10.1 million (or 90%) in the six months ended June 30, 2016, compared to the corresponding periods in 2015. Gross profit for the six months ended June 30, 2016, includes $8.1 million in revenue under the March 2016 UT-Battelle contract for reports on work performed and expensed in the fourth quarter of 2015 before there was a contract.

Gross profit for the LEU segment in the three months ended June 30, 2016, increased $0.1 million (or 2%) compared to the corresponding period in 2015. Declines in our SWU purchase costs per unit in recent periods and the increase in SWU sales volume were largely offset by the lower average SWU price billed to customers. Our gross profit margin for the LEU segment was 10.2% in the three months ended June 30, 2016, compared to 13.0% in the corresponding period in 2015.

Gross profit for the LEU segment increased $1.0 million (or 8%) in the six months ended June 30, 2016, compared to the corresponding period in 2015, due to declines in our SWU purchase costs per unit in recent periods and the increase in the average price billed for sales of uranium, largely offset by lower average SWU prices billed to customers. Our gross profit margin for the LEU segment was 10.7% in the six months ended June 30, 2016, compared to 6.7% in the corresponding period in 2015.

Impact of Legacy Costs

The Company ceased uranium enrichment at the Portsmouth GDP in 2001 and the Paducah GDP in 2013. Included in cost of sales are costs related to benefits for former GDP employees and other residual costs related to the Paducah GDP. These legacy costs are distinct from the Company’s current costs of acquiring SWU and uranium for sale. The following table presents the impact of legacy costs on gross profit for the LEU segment (dollar amounts in millions):

	Six Months Ended June 30,
	2016	2015
LEU segment (GAAP)
Gross profit	$13.7	$12.7
Gross margin	10.7%	6.7%

Legacy costs included in cost of sales:
Pension and postretirement health and life benefits (a)	$2.1	$(0.1)
Disability obligations and other (b)	3.4	0.3
Legacy costs	$5.5	$0.2

LEU segment excluding legacy costs (Non-GAAP)
Gross profit excluding legacy costs	$19.2	$12.9
Gross margin excluding legacy costs	14.9%	6.8%

(a) Costs for pension and postretirement health and life benefits are affected by actuarial assumptions and other factors.
(b) Costs for disability payment obligations increased $2.2 million in the six months ended June 30, 2016, compared to the corresponding period in 2015, due to disability status changes and other factors related to the fixed population receiving benefits.

We believe the non-GAAP financial measures above, when considered together with the corresponding GAAP measures and the reconciliation above, can provide additional understanding of the Company’s financial performance and underlying profitability. Management uses the non-GAAP financial measures to provide investors with a more complete understanding of the Company’s historical results and trends.

These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with our GAAP results. The non-GAAP financial measures should be viewed in addition to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by the Company may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

Non-Segment Information

The following tables presents elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2016	2015	Change	%
Gross profit	$5.5	$4.3	$1.2	28%
Advanced technology costs	4.7	4.0	(0.7)	(18)%
Selling, general and administrative	12.5	6.3	(6.2)	(98)%
Amortization of intangible assets	2.7	2.0	(0.7)	(35)%
Special charges for workforce reductions and advisory costs	0.6	2.9	2.3	79%
Other income	(0.4)	(0.7)	(0.3)	(43)%
Operating loss	(14.6)	(10.2)	(4.4)	(43)%
Gain on early extinguishment of debt	(16.7)	—	16.7	—%
Interest expense	5.1	4.9	(0.2)	(4)%
Interest (income)	(0.1)	—	0.1	—%
Loss before income taxes	(2.9)	(15.1)	12.2	81%
Provision (benefit) for income taxes	—	—	—	—%
Net loss	$(2.9)	$(15.1)	$12.2	81%

	Six Months Ended June 30,
	2016	2015	Change	%
Gross profit	$21.3	$11.2	$10.1	90%
Advanced technology costs	16.7	5.8	(10.9)	(188)%
Selling, general and administrative	23.9	18.6	(5.3)	(28)%
Amortization of intangible assets	5.9	6.0	0.1	2%
Special charges for workforce reductions and advisory costs	0.6	3.5	2.9	83%
Other income	(0.7)	(1.5)	(0.8)	(53)%
Operating loss	(25.1)	(21.2)	(3.9)	(18)%
Gain on early extinguishment of debt	(16.7)	—	16.7	—%
Interest expense	10.1	9.8	(0.3)	(3)%
Interest (income)	(0.4)	(0.2)	0.2	100%
Loss before income taxes	(18.1)	(30.8)	12.7	41%
Provision (benefit) for income taxes	(0.6)	(0.3)	0.3	100%
Net loss	$(17.5)	$(30.5)	$13.0	43%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our contracts with UT-Battelle, including certain site maintenance costs. Advanced technology costs in the six months ended June 30, 2016, include demobilization costs for the demonstration cascade in Piketon. In the second quarter of 2016, the Company commenced with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. Costs related to this process totaled $3.7 million in the second quarter of 2016, which were charged to the accrued liability Decontamination and Decommissioning Obligations. The Company has experienced delays in implementing the D&D process and is working to finalize contractual and regulatory arrangements for the disposition of materials. The charge to advanced technology costs of $4.7 million in the second quarter of 2016 reflects delays as the Company continues to incur costs as the facility caretaker.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $6.2 million in the three months and $5.3 million in the six months ended June 30, 2016, compared to the corresponding periods in 2015, of which $4.7 million relates to the remeasurement of pension obligations. A remeasurement in the second quarter of 2016 resulted in a loss of $0.8 million and a remeasurement in the second quarter of 2015 resulted in a gain of $3.9 million. The loss and gain are mainly attributable to changes in market interest rates used to measure long-term pension obligations. Details are provided in Note 10 to the condensed consolidated financial statements.

Excluding the effects of the pension obligation remeasurements, SG&A expenses increased $0.6 million (or 3%) in the six months ended June 30, 2016, compared to the corresponding period in 2015. Overhead costs allocated to SG&A increased $1.2 million in the six-month period, as less overhead costs are allocated to the reduced scope of work under our contract with UT-Battelle. Consulting costs increased $0.5 million in the six-month period for work related to business development, our debt repurchases and our qualified pension plans. Other SG&A expenses, including for office leases, supplies and other, declined $1.1 million in the six-month period compared to the prior year.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the sales order book is a function of SWU sales volume, which increased in the three-month period and declined in the six-month period ended June 30, 2016, compared to the corresponding periods in 2015. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions and Advisory Costs

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology. The company incurred advisory costs related to the reengineering project of $0.5 million in the three months ended June 30, 2016.

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

Other Income

Other Income consists of net gains on sales of assets and property no longer needed for operations.

Gain on Early Extinguishment of Debt

In June 2016, we repurchased PIK Toggle Notes having an aggregate principal and accrued interest balance of $26.6 million for cash payments of $9.8 million. The gain on the early extinguishment of the notes was $16.7 million, net of commissions and unamortized deferred financing costs totaling $0.1 million.

Provision (Benefit) for Income Taxes

There was no income tax provision for the three months and there was an income tax benefit of $0.6 million for the six months ended June 30, 2016. There was no income tax provision for the three months and there was an income tax benefit of $0.3 million for the six months ended June 30, 2015. The income tax benefit in both six-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Because there is a full valuation allowance against deferred tax assets, pretax losses in continuing operations, and losses in Other Comprehensive Income, there was no income tax provision for the six months ended June 30, 2016, and 2015, although there were income tax benefits resulting from discrete items.

Net Loss

Our net loss was $2.9 million in the three months ended June 30, 2016, and $15.1 million in the three months ended June 30, 2015. The favorable variance of $12.2 million is the result of the gain on the early extinguishment of debt, the decline in special charges and the increase in gross profit, partially offset by the effects of remeasurements of pension plan obligations and other increases in SG&A expenses.

Our net loss was $17.5 million in the six months ended June 30, 2016, and $30.5 million in the six months ended June 30, 2015. The favorable variance of $13.0 million is the result of the gain on the early extinguishment of debt, the increase in gross profit including the $8.1 million in billings for March reports on technology services work performed and expensed in the fourth quarter of 2015, and the decline in special charges, partially offset by higher advanced technology costs and the effects of remeasurements of pension plan obligations and other increases in SG&A expenses.

Liquidity and Capital Resources

We ended the second quarter of 2016 with a consolidated cash balance of $174.5 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and our inventory purchases.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level. Centrus’ principal source of funding for American Centrifuge activities is provided (i) under the contract with UT-Battelle, the operator of ORNL; and (ii) from Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the “Intercompany Notes”). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the contract with UT-Battelle, American Centrifuge costs that are outside the scope of work under the contract with UT-Battelle, including demobilization costs and contract termination costs resulting from reductions in scope of work, and general corporate expenses, including cash interest payments on our 8% paid-in-kind (“PIK”) toggle notes (“PIK Toggle Notes”). The Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ended March 31, 2016, and ending September 30, 2016, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum.

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

In September 2015, Centrus completed a successful three-year demonstration of the American Centrifuge technology at its facility in Piketon, Ohio. U.S. government funding for American Centrifuge is now limited to research, development and demonstration work at our facilities in Oak Ridge, Tennessee. We notified our American Centrifuge employees in September 2015 of possible layoffs as a result of reduced program funding and undertook voluntary reductions in 2015. We commenced involuntary workforce reductions beginning in the first quarter of 2016. Centrus expects to make payments for these workforce reductions through 2017.

The Company has incurred demobilization and maintenance costs for the Piketon facility that are included in Advanced Technology Costs. In addition to severance and demobilization costs, we have begun to incur expenditures in the second quarter of 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. Costs related to this process totaled $3.7 million in the second quarter of 2016, which were charged to the accrued liability Decontamination and Decommissioning Obligations. The accrued liability balance is $25.7 million as of June 30, 2016. The Company is experiencing delays in implementing the D&D process and is working to finalize contractual and regulatory arrangements for the disposition of materials. The charge to advanced technology costs of $4.7 million in the second quarter of 2016 reflects delays as the Company continues to incur costs as the facility caretaker. The D&D work is now expected to extend through 2017 and additional costs associated with delays in fully implementing the D&D process may be incurred. The Company is evaluating the impact the delays will have on future costs.

Centrus has previously provided financial assurance to the NRC and DOE for D&D and lease turnover costs in the form of surety bonds of approximately $16 million and $13 million, respectively, which are fully cash collateralized by Centrus. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D and lease obligations. The Company has not made a decision on lease turnover and is continuing to evaluate future uses for the site.

In the event that funding by the U.S. government is further reduced or discontinued, the American Centrifuge project may be subject to further demobilization, costs, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

Refer below to Defined Benefit Plan Funding regarding our discussions with the PBGC and its financial advisor on the status of our qualified defined benefit plans.

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2016	2015
Net Cash (Used in) Operating Activities	$(49.9)	$(5.8)
Net Cash Provided by Investing Activities	(1.6)	5.5
Net Cash (Used in) Financing Activities	(8.0)	—
Net (Decrease) in Cash and Cash Equivalents	$(59.5)	$(0.3)

Operating Activities

The net reduction of $50.9 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the six months ended June 30, 2016. American Centrifuge expenses have been a major use of cash, including demobilization expenses and D&D expenditures. Sources of cash included the monetization of inventory purchased in prior periods. Inventories declined $50.0 million in the quarter, less an increase in receivables from utility customers of $22.1 million. The net loss of $17.5 million in the six months ended June 30, 2016, net of non-cash expenses, was a use of cash.

In the corresponding period in 2015, monetization of inventory provided cash as inventories declined $118.1 million due to sales deliveries exceeding product received under SWU purchase agreements. In addition, accounts receivable declined $31.8 million due to monetization in the first quarter without increased sales and billings. The net reduction of the SWU purchase payables balance of $116.9 million, due to the timing of purchase deliveries, was a significant use of cash in the six-month period. The net loss of $30.5 million in the six months ended June 30, 2015, net of non-cash expenses, was a use of cash.

Investing Activities

Capital expenditures totaled $2.9 million in the six months ended June 30, 2016, including leasehold improvements of $1.7 million that were funded by the owner of the Company’s corporate headquarters. The Company funded leasehold improvements and furniture totaling $1.2 million. There were no significant capital expenditures in the corresponding period of 2015. Cash collateral deposits decreased $0.3 million in the six months ended June 30, 2016, and $4.0 million in the corresponding period of 2015, commensurate with declines in surety bonds required for waste disposition.

Financing Activities

In June 2016, Centrus repurchased PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million for cash payments of $9.8 million, of which $1.8 million is included in accounts payable and accrued liabilities as of June 30, 2016, and was paid in July 2016.

Working Capital

	June 30, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$174.5	$234.0
Accounts receivable	51.3	26.5
Inventories, net	161.7	212.4
Other current assets and liabilities, net	(110.7)	(165.2)
Working capital	$276.8	$307.7

We had been engaged in discussions with the PBGC regarding the status of our qualified defined benefit pension plans. Refer to Note 12 - Commitments and Contingencies to the condensed consolidated financial statements.

Capital Structure and Financial Resources

Our debt consists of PIK Toggle Notes with a principal amount of $228.3 million as of June 30, 2016, and $247.6 million as of December 31, 2015. In June 2016, we repurchased some of the PIK Toggle Notes pursuant to a pre-arranged trading plan. The PIK Toggle Notes repurchased had an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million. The Company paid $9.8 million in cash, of which $1.8 million is included in accounts payable and accrued liabilities as of June 30, 2016, and was paid in July 2016. The gain on the early extinguishment of the PIK Toggle Notes was $16.7 million, net of commissions and unamortized deferred financing costs totaling $0.1 million. Additional details on the PIK Toggle Notes and the pre-arranged trading plan are provided in Note 8 - Debt to the condensed consolidated financial statements.

We are managing our working capital to seek to improve the long-term value of our LEU business and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of the indenture. The Company continually evaluates alternatives to manage our capital structure, and may opportunistically repurchase, exchange or redeem the PIK Toggle Notes or other Company securities from time to time, even in the absence of any agreement with the PBGC.

NYSE MKT Listing Standards Notice

On November 17, 2015, we received notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT's Company Guide since the Company reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. We submitted a plan to regain compliance with the NYSE MKT’s continued listing standards and the NYSE MKT notified us in January 2016 that it accepted our plan. With the NYSE MKT’s acceptance of the plan, we have until May 17, 2017, to regain compliance. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. In the meantime, our common stock will continue to be traded on the NYSE MKT, subject to ongoing monitoring by the NYSE MKT and our compliance with all other applicable NYSE MKT requirements.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, there were no material off-balance sheet arrangements, obligations, or other relationships at June 30, 2016, or December 31, 2015.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 to the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2016, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At June 30, 2016, our debt consisted of the PIK Toggle Notes with a principal amount of $228.3 million. The estimated fair value of the PIK Toggle Notes was $90.5 million based on the most recent trading price as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings set forth under Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Centrus Energy Corp.

Date:	August 12, 2016	By:	/s/ Stephen S. Greene
Stephen S. Greene
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1
Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Centrus Energy Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 7, 2016).

4.1
Rights Agreement dated as of April 6, 2016, among Centrus Energy Corp., Computershare Inc. (“Computershare”) and Computershare Trust Company, N.A., together with Computershare, as Rights Agent (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 7, 2016).

4.2	Form of Rights Certificate (filed as Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 7, 2016).

10.1	2016 Executive Incentive Plan. (a)(c)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (b)

101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed in interactive data file (XBRL) format.

(a)	Filed herewith.

(b)	Furnished herewith.

(c)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.