Form 10-Q
period 2016-09-30
CENTRUS ENERGY CORP
filed 2016-11-10
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Yes ☒    No ☐

As of November 4, 2016, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to the adoption of fresh start accounting; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “PIK Toggle Notes”) maturing in September 2019, including the potential termination of the guarantee by United States Enrichment Corporation (“Enrichment Corp.”) of the PIK Toggle Notes; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our common stock on the NYSE MKT LLC; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); uncertainty regarding our ability to commercially deploy competitive enrichment technology; our dependence on others for deliveries of LEU including deliveries from Russia under a commercial supply agreement (the “Russian Supply Agreement”) with the Russian government entity Joint Stock Company “TENEX”; risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements including the Russian Supply Agreement; risks related to trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions that may be taken by the U.S. government, the

Russian government or other governments that could affect our ability or the ability of our sources of supply to perform under contract obligations, including the imposition of sanctions, restrictions or other requirements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks associated with our reliance on third-party suppliers to provide essential services to us; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; the impact of government regulation including by the U.S. Department of Energy and the U.S. Nuclear Regulatory Commission; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); risks and uncertainties regarding funding for the American Centrifuge project and our ability to perform under our agreement with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory, for continued research and development of the American Centrifuge technology; the competitive environment for our products and services; the potential for further demobilization or termination of the American Centrifuge project; risks related to the current demobilization of the portions of the American Centrifuge project including risks that the schedule could be delayed and costs could be higher than expected; the timing, savings and execution of any potential restructurings; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$170.8	$234.0
Accounts receivable	7.9	26.5
Inventories	185.8	319.2
Deferred costs associated with deferred revenue	77.4	63.1
Other current assets	15.1	15.2
Total current assets	457.0	658.0
Property, plant and equipment, net	6.1	3.5
Deposits for surety bonds	29.5	29.8
Intangible assets, net	98.2	105.8
Other long-term assets	23.0	23.0
Total assets	$613.8	$820.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$30.5	$44.8
Payables under SWU purchase agreements	16.5	85.4
Inventories owed to customers and suppliers	22.2	106.8
Deferred revenue	104.1	83.9
Decontamination and decommissioning obligations - current	28.3	29.4
Total current liabilities	201.6	350.3
Long-term debt	234.1	247.0
Postretirement health and life benefit obligations	185.2	184.3
Pension benefit liabilities	170.6	172.3
Decontamination and decommissioning obligations - long-term	10.6	—
Other long-term liabilities	36.0	31.9
Total liabilities	838.1	985.8
Commitments and contingencies (note 12)
Stockholders’ deficit
Preferred stock, $1.00 par value per share, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.10 par value per share, 100,000,000 shares authorized, 9,000,000 shares issued and outstanding	0.9	0.9
Excess of capital over par value	59.4	59.0
Accumulated deficit	(288.5)	(229.7)
Accumulated other comprehensive income, net of tax	3.9	4.1
Total stockholders’ deficit	(224.3)	(165.7)
Total liabilities and stockholders’ deficit	$613.8	$820.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Separative work units	$14.1	$8.8	$128.3	$154.6
Uranium	—	—	14.3	43.2
Contract services	7.3	20.4	32.2	62.5
Total revenue	21.4	29.2	174.8	260.3
Cost of Sales:
Separative work units and uranium	15.9	33.8	130.7	210.1
Contract services	7.6	19.8	24.9	63.4
Total cost of sales	23.5	53.6	155.6	273.5
Gross profit (loss)	(2.1)	(24.4)	19.2	(13.2)
Advanced technology costs	21.9	1.9	38.6	7.7
Selling, general and administrative	10.7	13.5	34.6	32.1
Amortization of intangible assets	1.7	1.1	7.6	7.1
Special charges for workforce reductions and advisory costs	0.6	9.8	1.2	13.3
Gains on sales of assets	(0.3)	(0.3)	(1.0)	(1.8)
Operating loss	(36.7)	(50.4)	(61.8)	(71.6)
Gain on early extinguishment of debt	—	—	(16.7)	—
Interest expense	4.7	4.8	14.8	14.6
Interest (income)	(0.1)	(0.1)	(0.5)	(0.3)
Loss before income taxes	(41.3)	(55.1)	(59.4)	(85.9)
Provision (benefit) for income taxes	—	—	(0.6)	(0.3)
Net loss	$(41.3)	$(55.1)	$(58.8)	$(85.6)

Net loss per share - basic and diluted	$(4.54)	$(6.05)	$(6.46)	$(9.51)
Weighted-average number of shares outstanding - basic and diluted	9.1	9.1	9.1	9.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(41.3)	$(55.1)	$(58.8)	$(85.6)
Other comprehensive loss, before tax (Note 13):
Amortization of prior service credits, net	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive loss, before tax	(0.1)	(0.1)	(0.2)	(0.2)
Income tax benefit related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax	(0.1)	(0.1)	(0.2)	(0.2)
Comprehensive loss	$(41.4)	$(55.2)	$(59.0)	$(85.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(58.8)	$(85.6)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8.1	7.5
Immediate recognition of net actuarial loss	—	20.9
PIK interest on paid-in-kind toggle notes	9.7	5.4
Gain on early extinguishment of debt	(16.7)	—
Gain on sales of assets	(1.0)	(1.8)
Inventory valuation adjustments	3.0	—
Changes in operating assets and liabilities:
Accounts receivable	18.4	39.0
Inventories, net	45.8	114.9
Payables under SWU purchase agreements	(68.9)	(131.7)
Deferred revenue, net of deferred costs	5.8	(5.7)
Accounts payable and other liabilities	2.2	(12.1)
Other, net	0.5	4.1
Cash used in operating activities	(51.9)	(45.1)

Investing Activities
Capital expenditures	(3.0)	(0.2)
Proceeds from sales of assets	1.2	1.8
Deposits for surety bonds - net decrease	0.3	5.0
Cash (used in) provided by investing activities	(1.5)	6.6

Financing Activities
Repurchase of debt	(9.8)	—
Cash used in financing activities	(9.8)	—

Decrease in cash and cash equivalents	(63.2)	(38.5)
Cash and cash equivalents at beginning of period	234.0	218.8
Cash and cash equivalents at end of period	$170.8	$180.3

Supplemental cash flow information:
Interest paid	$6.5	$12.2
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$3.4	$1.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)
(in millions, except per share data)

	Common Stock, Par Value $.10 per Share	Excess of Capital over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Nine Months Ended September 30, 2015
Balance at December 31, 2014	$0.9	$58.6	$(42.3)	$4.4	$21.6
Net loss	—	—	(85.6)	—	(85.6)
Other comprehensive loss, net of tax (Note 13)	—	—	—	(0.2)	(0.2)
Restricted stock units and stock options issued, net of amortization	—	0.3	—	—	0.3
Balance at September 30, 2015	$0.9	$58.9	$(127.9)	$4.2	$(63.9)

Nine Months Ended September 30, 2016
Balance at December 31, 2015	$0.9	$59.0	$(229.7)	$4.1	$(165.7)
Net loss	—	—	(58.8)	—	(58.8)
Other comprehensive loss, net of tax (Note 13)	—	—	—	(0.2)	(0.2)
Restricted stock units and stock options issued, net of amortization	—	0.4	—	—	0.4
Balance at September 30, 2016	$0.9	$59.4	$(288.5)	$3.9	$(224.3)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of and for the three and nine months ended September 30, 2016 and 2015, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2015 was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. Certain amounts have been reclassified to conform to the current presentation.

Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a comprehensive standard for revenue recognition and has since issued further implementation guidance. The core principle of the standard is that revenue should be recognized when an entity transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The standard will supersede current standards in effect and may require the use of more judgment and estimates, including estimating the amount of variable revenue to recognize over each identified performance obligation. The standard requires additional disclosures to describe the nature, amount and timing of revenue and cash flows arising from contracts. The standard will become effective for Centrus beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption as of the first quarter of 2017 is permitted. Centrus expects to adopt the standard in the first quarter of 2018 and is evaluating the impact on its consolidated financial statements.

In August 2014, the FASB issued a standard on management’s responsibility to evaluate whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related disclosures in certain circumstances. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. If management identifies such conditions or events, the standard requires disclosures in the notes to the financial statements that outline whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt. The standard is effective for the Company’s annual reporting period ending December 31, 2016, and for annual and interim periods thereafter. The implementation of the standard is not expected to have a material impact on Centrus’ consolidated financial statements.

In April 2015, the FASB issued a standard to simplify the presentation of debt issuance costs. The standard requires the presentation of debt issuance costs in the balance sheet as a reduction in the carrying amount of the related debt liability instead of a deferred charge asset. Centrus adopted the standard with retrospective application beginning with the first quarter of 2016. The reclassification of debt issuance costs did not have a material impact on Centrus’ consolidated financial statements.

In February 2016, the FASB issued a standard that requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. The standard is effective for Centrus beginning in the first quarter of 2019, and requires expanded disclosures of lease arrangements. Centrus is evaluating the impact of adopting this standard on its consolidated financial statements.

In March 2016, the FASB issued a standard for stock compensation that simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for Centrus beginning in the first quarter of 2017. The implementation of the standard is not expected to have a material impact on Centrus’ consolidated financial statements.

In August 2016, the FASB issued a standard related to the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The standard is intended to reduce diversity in practice by providing guidance on eight specific cash flow issues. The standard is effective for Centrus beginning in the first quarter of 2018. Early adoption is permitted. Centrus is evaluating the impact of adopting this new standard on its consolidated financial statements.

2. SPECIAL CHARGES

Enrichment Cessation and Evolving Business Needs

The cessation of enrichment at the Paducah Gaseous Diffusion Plant (the “Paducah GDP”) and evolving business needs have resulted in workforce reductions since July 2013. In the three and nine months ended September 30, 2015, special charges included related termination benefits of $1.1 million and $4.9 million, respectively, less $0.3 million in the nine-month period for employee severance paid by the Company and invoiced to the U.S. Department of Energy (“DOE”) for its share of employee severance pursuant to the USEC Privatization Act.

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology. The Company incurred advisory costs related to the reengineering project of $0.3 million in the three months and $0.8 million in the nine months ended September 30, 2016. In addition, special charges in the three and nine months ended September 30, 2016, included termination benefits of $0.3 million related to voluntary workforce reductions.

Piketon Demonstration Facility

In September 2015, Centrus completed a successful three-year demonstration of American Centrifuge technology at its facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. The demonstration effort was primarily funded by the U.S. government. As a result of reduced program funding, Centrus incurred a special charge of $8.7 million in the third quarter of 2015 for estimated employee termination benefits, consisting primarily of payments under its pre-existing severance plan. An additional $0.1 million special charge was incurred in the second quarter of 2016 as an adjustment to accrued severance benefits for current salary levels.

A summary of termination benefit activity and related liabilities follows (in millions):

	Liability December 31, 2015	Nine Months Ended September 30, 2016		Liability September 30, 2016
		Charges for Termination Benefits	Paid
Workforce reductions:
Enrichment cessation and evolving business needs	$0.3	$0.3	$(0.2)	$0.4
Piketon demonstration facility	8.4	0.1	(2.9)	5.6
	$8.7	$0.4	$(3.1)	$6.0

Centrus expects to make payments for these workforce reductions through 2019. Of the $6.0 million liability as of September, 30, 2016, $1.2 million is included in Accounts Payable and Accrued Liabilities and $4.8 million is included in Other Long-Term Liabilities.

3. CONTRACT SERVICES AND ADVANCED TECHNOLOGY COSTS

The contract services segment includes Revenue and Cost of Sales for engineering and testing work Centrus performs on the American Centrifuge technology under government contract with UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”). Centrus entered into a new contract with UT-Battelle on September 19, 2016, valued at approximately $25 million for the period from October 1, 2016, through September 30, 2017 (the “2017 ORNL Contract”). The 2017 ORNL Contract provides for payments for monthly reports of approximately $2.0 million per month and additional aggregate payments of $1.0 million based on completion of certain milestones. The 2017 ORNL Contract is currently being funded incrementally. Funding for the program is provided to UT-Battelle by the federal government which is currently operating under a continuing resolution.

The Company’s contract with UT-Battelle that ended September 30, 2016 (the “2016 ORNL Contract”), provided for payments for monthly reports of approximately $2.7 million per month. The amount of funding under the 2016 ORNL Contract decreased from approximately $6.9 million per month received under contract for the government fiscal year that ended September 30, 2015 (the “2015 ORNL Contract”).

Although the 2015 ORNL Contract expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. The 2016 ORNL Contract, which was signed in March 2016, provided for payment for reports related to work performed since October 1, 2015. Revenue in the nine months ended September 30, 2016, includes $8.1 million for March reports on work performed in the three months ended December 31, 2015, and $24.2 million for reports on work performed in the nine months ended September 30, 2016. Expenses for contract work performed in the nine months ended September 30, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before entering into the 2016 ORNL Contract, were included in Advanced Technology Costs in 2015.

American Centrifuge expenses that are outside of the Company’s contracts with UT-Battelle are included in Advanced Technology Costs, including costs associated with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the U.S. Nuclear Regulatory Commission (“NRC”) and DOE. Charges to Advanced Technology Costs in the three and nine months ended September 30, 2016, include approximately $15 million to increase the accrued D&D liability based on updated cost estimates that reflect changes in the approach and anticipated timeframe over which the work will be conducted. Remaining costs to perform the D&D work are estimated to be within a range of $38.9 million to $49.4 million. As of September 30, 2016, Centrus has accrued $38.9 million on the balance sheet as Decontamination and Decommissioning Obligations, of which $28.3 million is classified as current and $10.6 million is classified as long-term. Refer to Note 12, Commitments and Contingencies, for additional details. Advanced Technology Costs also includes ongoing support costs to maintain the facilities at Piketon and our NRC licenses at that location.

4.  RECEIVABLES

	September 30, 2016	December 31, 2015
	(in millions)
Utility customers and other	$4.8	$24.7
Contract services, primarily DOE	3.1	1.8
Accounts receivable	$7.9	$26.5

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Unpaid invoices to DOE totaled approximately $78 million as of September 30, 2016, and December 31, 2015, related to filed claims. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $23.0 million as of September 30, 2016, and December 31, 2015, including updated submissions for final indirect rates and incurred costs, as well as invoices for interest.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company or (b) to reduce outstanding receivables balances due from DOE. The balance of unapplied payments of $19.3 million as of September 30, 2016, and $19.4 million as of December 31, 2015, is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

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

	September 30, 2016			December 31, 2015
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$146.9	$3.7	$143.2	$221.5	$33.1	$188.4
Uranium	38.7	18.5	20.2	97.5	73.7	23.8
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$185.8	$22.2	$163.6	$319.2	$106.8	$212.4

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. Valuation adjustments of $3.0 million were charged to cost of sales in the nine months ended September 30, 2016, including $2.3 million in the third quarter, for the Company’s uranium inventory to reflect declines in uranium market price indicators.

Uranium Provided by Customers and Suppliers

Centrus held uranium with estimated values of approximately $215 million as of September 30, 2016, and $437 million as of December 31, 2015, to which title was held by customers and suppliers and for which no assets or liabilities were recorded on the balance sheet. The reduction reflects a 25% decline in quantities and a 35% decline in uranium spot price indicators. While in some cases Centrus sells both the SWU and uranium components of LEU to customers, utility customers typically provide uranium to Centrus as part of their enrichment contracts. Title to uranium provided by customers generally remains with the customer until delivery of LEU at which time title to LEU is transferred to the customer, and title to uranium is transferred to Centrus.

6. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2015	Additions / (Depreciation)	Retirements	September 30, 2016
Land	$1.2	$—	$—	$1.2
Leasehold improvements	0.9	2.3	(0.2)	3.0
Machinery and equipment	1.6	0.1	—	1.7
Other	0.3	0.6	—	0.9
Property, plant and equipment, gross	4.0	3.0	(0.2)	6.8
Accumulated depreciation	(0.5)	(0.4)	0.2	(0.7)
Property, plant and equipment, net	$3.5	$2.6	$—	$6.1

Additions to property, plant and equipment in the nine months ended September 30, 2016, include leasehold improvements of $1.7 million that were funded by the owner of the Company’s corporate headquarters. Corresponding deferred rent credits are included in long-term liabilities and are being amortized as a reduction to rent expense over the lease term.

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

	September 30, 2016			December 31, 2015
			(in millions)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$16.1	$38.5	$54.6	$12.0	$42.6
Customer relationships	68.9	9.2	59.7	68.9	5.7	63.2
Total	$123.5	$25.3	$98.2	$123.5	$17.7	$105.8

8. DEBT

A summary of long-term debt follows (in millions):

	December 31, 2015	Nine Months Ended September 30, 2016		September 30, 2016
		PIK Interest	Repurchases
8% paid-in-kind toggle notes	$247.6	$13.1	$(26.1)	$234.6
Less unamortized deferred financing costs	0.6	—	(0.1)	0.5
Long-term debt	$247.0	$13.1	$(26.0)	$234.1

In June 2016, Centrus repurchased some of the Company’s 8.0% paid-in-kind (“PIK”) toggle notes (the “PIK Toggle Notes”) pursuant to a pre-arranged trading plan. The Company made cash payments of $9.8 million for PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million. The gain on the early extinguishment of the PIK Toggle Notes was $16.7 million, net of commissions and unamortized deferred financing costs totaling $0.1 million.

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

The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For payments in 2016 and through the semi-annual interest period ending March 31, 2017, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum.

Financing costs for the issuance of the PIK Toggle Notes were deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the PIK Toggle Notes.

The PIK Toggle Notes will mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024, upon the satisfaction of certain funding conditions described in the Indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology.

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

The PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. Enrichment Corp will be released from its guarantee without the consent of the holders of the PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to an unconditional interest claim), including (i) the involuntary termination by the Pension Benefit Guaranty Corporation (“PBGC”) of any of the qualified pension plans of the Company or Enrichment Corp, (ii) the cessation of funding prior to completion of our ongoing American Centrifuge test programs or (iii) both a decision by the Company to abandon American Centrifuge technology and either (1) the efforts by the Company to commercialize another next generation enrichment technology funded at least in part by new capital provided or to be provided by Enrichment Corp have been terminated or are no longer being pursued or (2) the attainment of capital necessary to commercialize another next generation enrichment technology with respect to which the Issuer is involved which does not include new capital provided or to be provided by Enrichment Corp.

The Enrichment Corp. guarantee ranks equally in right of payment with all existing and future unsubordinated indebtedness of Enrichment Corp. (other than the Designated Senior Claims as defined below) and is senior in right of payment to all existing and future subordinated indebtedness of Enrichment Corp. The Enrichment Corp. guarantee is subordinated in right of payment to certain obligations of, and claims against, Enrichment Corp. described in the Indenture (collectively, the “Designated Senior Claims”), including obligations and claims:

•	under a future credit facility;

•	held by or for the benefit of the PBGC pursuant to any settlement of any actual or alleged Employee Retirement Income Security Act (“ERISA”) Section 4062(e) event;

•	held by any party with respect to any equity investment (or any commitment to make an equity investment) with respect to the financing of the American Centrifuge project;

•	held by DOE, export credit agencies or any other lenders or insurers with respect to the financing or government support of the American Centrifuge project; and

•	held by the U.S. government.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value (in Millions)

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$170.8	$—	$—	$170.8	$234.0	$—	$—	$234.0
Deferred compensation asset (a)	1.1	—	—	1.1	—	1.5	—	1.5

Liabilities:
Deferred compensation obligation (a)	1.1	—	—	1.1	—	1.4	—	1.4

(a)
The deferred compensation obligation represents the balance of deferred compensation plus net investment earnings. The deferred compensation plan is funded through a rabbi trust. As of September 30, 2016, trust funds were invested in mutual funds for which unit prices are quoted in active markets and are classified within Level 1 of the valuation hierarchy. As of December 31, 2015, the trust was informally funded using variable universal life insurance. The cash surrender value of the life insurance policies was designed to track the deemed investments of the plan participants. Investment crediting options consisted of institutional and retail investment funds. The deemed investments were classified within Level 2 of the valuation hierarchy because (i) of the indirect method of investing and (ii) unit prices of institutional funds are not quoted in active markets.

The transfers from Level 2 to Level 1 noted above comprised the only transfers between Levels 1, 2 or 3 during the periods presented.

Other Financial Instruments

As of September 30, 2016, and December 31, 2015, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The principal balance and estimated fair value of the PIK Toggle Notes follow (in millions):

	September 30, 2016	December 31, 2015
	(in millions)
Principal balance	$234.6	$247.6
Estimated fair value	103.6	36.9

The estimated fair value of the PIK Toggle Notes is based on the most recent trading price as of the balance sheet date (Level 1).

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit cost (credit) for the pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service costs	$1.0	$1.1	$2.9	$3.1
Interest costs	8.9	9.2	26.6	27.8
Expected return on plan assets (gains)	(10.6)	(12.2)	(31.6)	(36.6)
Actuarial loss (gain) from remeasurement, net	—	24.8	0.8	20.9
Net periodic benefit cost (credit)	$(0.7)	$22.9	$(1.3)	$15.2

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

In the second quarter of 2015, the level of lump-sum payments under the Company’s non-qualified defined benefit pension plans and the Employees’ Retirement Plan of Centrus Energy Corp. resulted in a remeasurement gain of $3.9 million included in selling, general and administrative expenses. The gain included the effect of an increase in the discount rate from approximately 4.1% as of December 31, 2014, to approximately 4.5% as of June 30, 2015.

In the third quarter of 2015, the level of lump-sum payments under the Retirement Program Plan for Employees of United States Enrichment Corporation and the plans mentioned above resulted in a remeasurement loss of $21.6 million included in cost of sales and a loss of $3.2 million included in selling, general and administrative expenses. The discount rate used in the measurement of pension obligations as of September 30, 2015 was approximately 4.4%. The losses also include the effect of actual investment experience for pension plan assets relative to the expected return assumption of 6.75% per year.

The components of net periodic benefit cost for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service costs	$—	$0.1	$—	$0.2
Interest costs	2.1	2.2	6.1	6.6
Expected return on plan assets (gains)	(0.1)	(0.2)	(0.2)	(0.7)
Amortization of prior service (credits), net	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic benefit cost	$1.9	$2.0	$5.7	$5.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2016	2015	2016	2015

Numerator for basic and diluted calculation:
Net loss	$(41.3)	$(55.1)	$(58.8)	$(85.6)

Denominator:
Weighted average common shares	9.1	9.1	9.1	9.0
Denominator for basic calculation	9.1	9.1	9.1	9.0

Weighted average effect of dilutive securities:
Stock compensation awards (a)	—	—	—	—
Denominator for diluted calculation	9.1	9.1	9.1	9.0

Net loss per share - basic and diluted	$(4.54)	$(6.05)	$(6.46)	$(9.51)

(a)
Compensation awards under the 2014 Equity Incentive Plan resulted in common stock equivalents of less than 0.1 million shares of common stock and are excluded from the diluted calculation as a result of net losses in the three and nine months ended September 30, 2016, and in the three and nine months ended September 30, 2015.

Options to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income (loss) per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Options excluded from diluted net income per share	375,000		382,500		375,000		382,500
Exercise price of excluded options	$3.90	to	$3.90	to	$3.90	to	$3.90	to
	$5.62		$5.62		$5.62		$5.62

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

Piketon Facility Costs and D&D Obligations

Effective October 1, 2015, the U.S. government discontinued funding of the American Centrifuge demonstration cascade at Piketon. Funding for American Centrifuge is now limited to research and development work at our facilities in Oak Ridge, Tennessee. As a result of reduced program funding, Centrus incurred a special charge in the third quarter of 2015 for estimated employee termination benefits, and began reductions in force. Refer to Note 2, Special Charges, for details. Centrus began to incur expenditures in the second quarter of 2016 associated with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the NRC and DOE. Centrus leases the Piketon facility from DOE. At the conclusion of the lease, Centrus is obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. The lease will expire on June 30, 2019, unless it is extended.

Remaining costs to perform the D&D work are estimated to be within a range of $38.9 million to $49.4 million based on updated cost estimates that reflect changes in the approach and anticipated timeframe over which the work will be conducted, as described below. As of September 30, 2016, Centrus has accrued $38.9 million on the balance sheet as Decontamination and Decommissioning Obligations, of which $28.3 million is classified as current and $10.6 million is classified as long-term. Centrus has experienced delays in obtaining the necessary regulatory approvals and therefore implementing the D&D process has been delayed. Centrus is working to finalize contractual and regulatory arrangements for the disposition of materials. As a result of the delays experienced in obtaining regulatory approvals, Centrus has revised its schedule and approach to completing D&D in order to minimize the impact of such delays and to mitigate future cost and schedule risk. The D&D work is expected to extend through 2018.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatorily-prescribed methodology that includes potential contingent costs and reserves. As of September 30, 2016, and December 31, 2015, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by Centrus. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D and lease obligations. The Company has not made a decision on lease turnover and is continuing to evaluate future uses for the site.

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

The Company expects to seek stockholder approval of the Rights Agreement at the 2017 annual meeting of stockholders. The rights issued under the Rights Agreement will expire if, among other things, the Rights Agreement is not approved by the Company's stockholders at the 2017 annual meeting or on April 6, 2019, if the Rights Agreement is so approved.

Stock-Based Compensation

A summary of stock-based compensation costs follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total stock-based compensation costs:
Restricted stock and restricted stock units	$—	$0.1	$0.1	$0.2
Stock options, performance awards and other	0.1	—	0.3	0.1
Expense included primarily in selling, general and administrative expense	$0.1	$0.1	$0.4	$0.3

Total recognized tax benefit	$—	$—	$—	$—

As of September 30, 2016, there was $0.8 million of unrecognized compensation cost, adjusted for estimated forfeitures, of which $0.7 million relates to stock options and less than $0.1 million relates to unvested restricted stock units. Unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award using the Black-Scholes option pricing model, and is recognized over the vesting period. Stock options vest and become exercisable in equal annual installments over a three- or four-year period and expire 10 years from the date of grant.

Assumptions used in the Black-Scholes option pricing model to value option grants follow.

	Nine Months Ended September 30,
	2016	2015
Risk-free interest rate	1.9%	1.9%
Expected volatility	75%	75%
Expected option life (years)	6	6
Weighted-average grant date fair value	$1.77	$2.85
Options granted	15,000	337,500

Accumulated Other Comprehensive Income

The sole component of accumulated other comprehensive income (“AOCI”) relates to activity in the accounting for pension and postretirement health and life benefit plans. Amortization of prior service credits is reclassified from AOCI and included in the computation of net periodic benefit cost (credit) as detailed in Note 10, Pension and Post-Retirement Health and Life Benefits.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Revenue
LEU segment:
Separative work units	$14.1	$8.8	$128.3	$154.6
Uranium	—	—	14.3	43.2
	14.1	8.8	142.6	197.8
Contract services segment	7.3	20.4	32.2	62.5
Revenue	$21.4	$29.2	$174.8	$260.3

Segment Gross Profit (Loss)
LEU segment	$(1.8)	$(25.0)	$11.9	$(12.3)
Contract services segment	(0.3)	0.6	7.3	(0.9)
Gross profit (loss)	$(2.1)	$(24.4)	$19.2	$(13.2)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of low-enriched uranium (“LEU”) for commercial nuclear power plants. References to “Centrus”, the “Company”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. Centrus is a leader in the development of advanced uranium enrichment technology and is performing research and development work to support U.S. energy and national security.

As a long-term supplier of LEU to our customers, our goal is to provide value through the reliability and diversity of our supply sources. We provide LEU from multiple sources including our inventory, long- and mid-term supply contracts and spot purchases. Our long-term objective is to resume commercial enrichment production and we are exploring alternative approaches to that end.

We have a contract with UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”), to conduct research and development of our advanced centrifuge technology for the U.S. government. We believe that this technology could play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which could significantly transform the competitive landscape Centrus faces. The nuclear fuel cycle industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding the timing of industry expansion globally.  Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, or create uncertainty. To address these changes, we may seek to adjust our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions. From time to time we may consider potential strategic transactions, which include acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies.  In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction.

Business Segments

Centrus has two reportable segments: the LEU segment with two components, separative work units (“SWU”) and uranium, and the contract services segment.

LEU Segment

Revenue from Sales of SWU and Uranium

The LEU segment is currently our primary business focus. Revenue from our LEU segment is derived primarily from:

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

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. Since 2011, market prices for SWU and uranium have significantly declined. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind published price indicators by several years, which means that average prices under contract today exceed current market prices. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. The following chart summarizes TradeTech’s long-term and spot SWU price indicators, the long-term price for uranium hexafluoride (“UF6”), as calculated by Centrus using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

SWU and Uranium Market Price Indicators

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

Contract Services Segment

The contract services segment includes revenue and cost of sales for American Centrifuge work we perform as a contractor to UT-Battelle. Spending levels to perform the contract work are consistent with the funding levels. Centrus records an unbilled receivable and revenue based on the progress towards the achievement of monthly deliverables. Monthly reports and invoices affirming the achievement of monthly deliverables are submitted shortly following each month. The achievement of monthly deliverables has resulted in revenue consistent with the funding levels. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Piketon facility.

American Centrifuge

The Company has a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering and testing facilities and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production in the future.

In September 2015, Centrus completed a successful three-year demonstration of the existing American Centrifuge technology at its facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. Since then our government contracts with UT-Battelle have provided for continued engineering and testing work on the American Centrifuge technology at the Company’s facilities in Oak Ridge, Tennessee. We entered into a new contract with UT-Battelle on September 19, 2016, valued at approximately $25 million for the period from October 1, 2016, through September 30, 2017 (the “2017 ORNL Contract”). The 2017 ORNL Contract provides for payments for monthly reports of approximately $2.0 million per month and additional aggregate payments of $1.0 million based on completion of certain milestones. The 2017 ORNL Contract is currently being funded incrementally. Funding for the program is provided to UT-Battelle by the federal government which is currently operating under a continuing resolution.

The contract with UT-Battelle that ended September 30, 2016 (the “2016 ORNL Contract”), was a firm, fixed-price contract that provided for payments for monthly reports of approximately $2.7 million per month. The amount of funding under the 2016 ORNL Contract decreased from approximately $6.9 million per month received under contract for the government fiscal year that ended September 30, 2015 (the “2015 ORNL Contract”).

Although the 2015 ORNL Contract expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. The 2016 ORNL Contract, which was signed in March 2016, provided for payment for reports related to work performed since October 1, 2015. Revenue in the nine months ended September 30, 2016, includes $8.1 million for March reports on work performed in the three months ended December 31, 2015, and $24.2 million for reports on work performed in the nine months ended September 30, 2016. Expenses for contract work performed in the nine months ended September 30, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before there was a contract were included in Advanced Technology Costs in 2015.

American Centrifuge expenses that are outside of our contracts with UT-Battelle, including ongoing costs related to the demobilized Piketon facility, are included in Advanced Technology Costs. In the second quarter of 2016, the Company commenced with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the U.S. Nuclear Regulatory Commission (“NRC”) and the U.S. Department of Energy (“DOE”). For additional details on costs, schedule and accrued liabilities related to the D&D of the Piketon facility, refer to American Centrifuge - Piketon Facility Costs and D&D Obligations in Note 12, Commitments and Contingencies, of the condensed consolidated financial statements.

Site Services Work and Related Receivables

We formerly performed work under contracts with DOE and its contractors to maintain and prepare the former Portsmouth Gaseous Diffusion Plant (the “Portsmouth GDP”) for D&D. In September 2011, our contracts for maintaining the Portsmouth facilities and performing services for DOE at Portsmouth expired and we completed the transition of facilities to DOE’s D&D contractor for the Portsmouth site. Additionally, we provided limited services to DOE and its contractors at the Paducah Gaseous Diffusion Plant (the “Paducah GDP”) until the leased portions of the Paducah GDP were returned to DOE on October 21, 2014.

There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, uncertainty exists because contract billing periods since June 2002 have not been finalized with DOE, and we have not yet recognized this additional revenue. Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Additional details are provided in Note 4, Receivables to the condensed consolidated financial statements.

2016 Outlook

We expect to generate approximately 40 percent of our revenue for 2016 in the fourth quarter. We continue to anticipate SWU and uranium revenue in 2016 in a range of $250 million to $275 million and total revenue in a range of $275 million to $300 million. We anticipate the SWU sales volume for 2016 to be comparable to 2015. We expect to end 2016 with a cash and cash equivalents balance in a range of $200 million to $250 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Factors that could affect our results include the following:

•	Additional short-term purchases or sales of SWU and uranium;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	The outcome of legal proceedings and other contingencies, including discussions with the Pension Benefit Guaranty Corporation (“PBGC”);

•	Potential use of cash to manage our capital structure; and

•	Additional costs for American Centrifuge demobilization; decontamination and decommissioning of the Company’s facility in Ohio.

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

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2016	2015	Change	%
LEU segment
Revenue:
SWU revenue	$14.1	$8.8	$5.3	60%
Uranium revenue	—	—	—	—%
Total	14.1	8.8	5.3	60%
Cost of sales	15.9	33.8	17.9	53%
Gross profit (loss)	$(1.8)	$(25.0)	$23.2	93%

Contract services segment
Revenue	$7.3	$20.4	$(13.1)	(64)%
Cost of sales	7.6	19.8	12.2	62%
Gross profit (loss)	$(0.3)	$0.6	$(0.9)	(150)%

Total
Revenue	$21.4	$29.2	$(7.8)	(27)%
Cost of sales	23.5	53.6	30.1	56%
Gross profit (loss)	$(2.1)	$(24.4)	$22.3	91%

	Nine Months Ended September 30,
	2016	2015	Change	%
LEU segment
Revenue:
SWU revenue	$128.3	$154.6	$(26.3)	(17)%
Uranium revenue	14.3	43.2	(28.9)	(67)%
Total	142.6	197.8	(55.2)	(28)%
Cost of sales	130.7	210.1	79.4	38%
Gross profit (loss)	$11.9	$(12.3)	$24.2	197%

Contract services segment
Revenue	$32.2	$62.5	$(30.3)	(48)%
Cost of sales	24.9	63.4	38.5	61%
Gross profit (loss)	$7.3	$(0.9)	$8.2	911%

Total
Revenue	$174.8	$260.3	$(85.5)	(33)%
Cost of sales	155.6	273.5	117.9	43%
Gross profit (loss)	$19.2	$(13.2)	$32.4	245%

Revenue

Revenue from the LEU segment increased $5.3 million (or 60%) in the three months ended September 30, 2016, compared to the corresponding period in 2015. The volume of SWU sales increased 25%, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 32%, reflecting the particular contracts under which SWU were sold during the periods.

Revenue from the LEU segment declined $55.2 million (or 28%) in the nine months ended September 30, 2016, compared to the corresponding period in 2015. The volume of SWU sales declined 10%, reflecting the variability in timing of utility customer orders. For the full year, the SWU sales volume for 2016 is expected to be comparable to 2015. The average price billed to customers for sales of SWU declined 6%, reflecting the particular contracts under which SWU were sold during the periods and the trend of lower SWU market prices in recent years. The average SWU price for the full year 2016 is expected to be lower than 2015. The volume of uranium sales declined 79% in the nine-month period and the average sales price increased 54%, reflecting the particular contracts under which uranium was sold during the periods.

Revenue from the contract services segment declined $13.1 million (or 64%) in the three months and $30.3 million (or 48%) in the nine months ended September 30, 2016, compared to the corresponding periods in 2015. The reduced scope of contract work for American Centrifuge technology services resulted in declines of $12.7 million in the three-month period and $38.3 million in the nine-month period. In the nine-month period, the decline was partially offset by $8.1 million in revenue for March reports on work performed in the fourth quarter of 2015. As a result of the contract signed with UT-Battelle in March 2016, revenue in the nine months ended September 30, 2016, includes $24.2 million for reports on work performed in the nine months ended September 30, 2016, as well as $8.1 million for work in the fourth quarter of 2015.

Cost of Sales

Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory of $3.0 million were charged to cost of sales in the nine months ended September 30, 2016, including $2.3 million in the third quarter, to reflect declines in uranium market price indicators.

Lump-sum pension payments to former employees in the first nine months of 2015 resulted in the remeasurement of pension obligations under the Retirement Program Plan for Employees of United States Enrichment Corporation and direct charges to cost of sales of $21.6 million in both the three and nine months ended September 30, 2015. Refer to Impact of Legacy Costs below for a summary of costs related to benefits for former GDP employees and other residual costs related to the Paducah GDP.

Excluding the charges for the pension remeasurement and uranium valuation described above, cost of sales for the LEU segment increased $1.4 million (or 11%) in the three-month period, primarily due to the increase in SWU delivery volumes partially offset by a 13% decline in the average cost of sales per SWU.

Excluding the charges described above, cost of sales for the LEU segment declined $60.8 million (or 32%) in the nine-month period, primarily due to lower SWU and uranium sales volumes and a 13% decline in the average cost of sales per SWU. The declines in cost of sales per SWU reflect declines in our purchase costs per SWU in recent periods.

Cost of sales for the contract services segment declined $12.2 million (or 62%) in the three months and $38.5 million (or 61%) in the nine months ended September 30, 2016, compared to the corresponding periods in 2015, consistent with the declines in contract services revenue. Revenue in the nine months ended September 30, 2016, includes a billing for March reports on work performed in the fourth quarter of 2015. Related expenses were included in Advanced Technology Costs in 2015 as they were incurred before a contract was in place.

Gross Profit (Loss)

We recorded a gross loss of $2.1 million in the three months ended September 30, 2016, an improvement of $22.3 million compared to the gross loss of $24.4 million in the corresponding period in 2015. We recorded an improvement of $23.2 million for the LEU segment in the three-month period, primarily due to the remeasurement of pension obligations that resulted in a charge to cost of sales of $21.6 million in the corresponding period in 2015. SWU volumes and prices were higher in the current three-month period, and our SWU costs per unit were lower. Partially offsetting these favorable impacts was the $2.3 million uranium valuation adjustment charge in the current period.

We recorded a gross profit of $19.2 million in the nine months ended September 30, 2016, an improvement of $32.4 million compared to the gross loss of $13.2 million in the corresponding period in 2015. The gross profit in the current period includes $8.1 million in revenue under the March 2016 UT-Battelle contract for reports on work performed and expensed in the fourth quarter of 2015 before there was a contract. Our gross profit (loss) for the LEU segment improved $24.2 million in the nine-month period primarily due to the $21.6 million pension remeasurement charge in the corresponding period in 2015. Our SWU costs per unit were lower in the current nine-month period, partially offset by lower SWU and uranium sales volumes, lower average SWU sales prices and $3.0 million in uranium valuation adjustment charges.

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

	Nine Months Ended September 30,
	2016	2015
LEU segment (GAAP)
Gross profit (loss)	$11.9	$(12.3)
Gross margin	8.3%	(6.2)%

Legacy costs included in cost of sales:
Pension and postretirement health and life benefits (a)	$3.2	$21.4
Disability obligations and other (b)	3.9	0.2
Legacy costs	$7.1	$21.6

LEU segment excluding legacy costs (Non-GAAP)
Gross profit excluding legacy costs	$19.0	$9.3
Gross margin excluding legacy costs	13.3%	4.7%

(a) Costs for pension and postretirement health and life benefits are affected by actuarial assumptions and other factors. Lump-sum pension payments to former employees in the nine months ended September 30, 2015, resulted in the remeasurement of pension obligations and a charge to cost of sales of $21.6 million.

(b) Costs for disability payment obligations increased $2.7 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015, due to disability status changes and other factors related to the fixed population receiving benefits.

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

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2016	2015	Change	%
Gross profit (loss)	$(2.1)	$(24.4)	$22.3	91%
Advanced technology costs	21.9	1.9	(20.0)	(1,053)%
Selling, general and administrative	10.7	13.5	2.8	21%
Amortization of intangible assets	1.7	1.1	(0.6)	(55)%
Special charges for workforce reductions and advisory costs	0.6	9.8	9.2	94%
Gains on sales of assets	(0.3)	(0.3)	—	—%
Operating loss	(36.7)	(50.4)	13.7	27%
Interest expense	4.7	4.8	0.1	2%
Interest (income)	(0.1)	(0.1)	—	—%
Loss before income taxes	(41.3)	(55.1)	13.8	25%
Provision (benefit) for income taxes	—	—	—	—%
Net loss	$(41.3)	$(55.1)	$13.8	25%

	Nine Months Ended September 30,
	2016	2015	Change	%
Gross profit (loss)	$19.2	$(13.2)	$32.4	245%
Advanced technology costs	38.6	7.7	(30.9)	(401)%
Selling, general and administrative	34.6	32.1	(2.5)	(8)%
Amortization of intangible assets	7.6	7.1	(0.5)	(7)%
Special charges for workforce reductions and advisory costs	1.2	13.3	12.1	91%
Gains on sales of assets	(1.0)	(1.8)	(0.8)	(44)%
Operating loss	(61.8)	(71.6)	9.8	14%
Gain on early extinguishment of debt	(16.7)	—	16.7	—%
Interest expense	14.8	14.6	(0.2)	(1)%
Interest (income)	(0.5)	(0.3)	0.2	67%
Loss before income taxes	(59.4)	(85.9)	26.5	31%
Provision (benefit) for income taxes	(0.6)	(0.3)	0.3	100%
Net loss	$(58.8)	$(85.6)	$26.8	31%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our contracts with UT-Battelle. Costs increased $20.0 million in the three months and $30.9 million in the nine months ended September 30, 2016, compared to the corresponding periods in 2015, as the Piketon demonstration facility is no longer under contract effective October 1, 2015, and is now undergoing decontamination and decommissioning (“D&D”). Charges to advanced technology costs in the three and nine months ended September 30, 2016, include approximately $15 million to increase the accrued D&D liability based on updated cost estimates that reflect changes in the approach and anticipated timeframe over which the work will be conducted. For additional details on costs, schedule and accrued liabilities related to the D&D of the Piketon facility, refer to American Centrifuge - Piketon Facility Costs and D&D Obligations in Note 12, Commitments and Contingencies, of the condensed consolidated financial statements.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $2.8 million in the three months ended September 30, 2016, compared to the corresponding period in 2015. SG&A expenses in the three months ended September 30, 2015, included a loss of $3.2 million resulting from the remeasurement of pension obligations under the Employees’ Retirement Plan of Centrus Energy Corp. and the non-qualified supplemental executive pension plans. Consulting costs increased $0.4 million in the three months ended September 30, 2016, compared to the corresponding period in 2015.

SG&A expenses increased $2.5 million in the nine months ended September 30, 2016, compared to the corresponding period in 2015, of which $1.5 million relates to remeasurements of pension obligations. A remeasurement in the second quarter of 2016 resulted in a loss of $0.8 million and remeasurements in 2015 resulted in a net gain of $0.7 million over the nine-month period. The losses and gain are mainly attributable to changes in market interest rates used to measure long-term pension obligations. Details are provided in Note 10, Pension and Postretirement Health and Life Benefits, of the condensed consolidated financial statements.

Excluding the effects of the pension obligation remeasurements, SG&A expenses increased $1.0 million (or 3%) in the nine months ended September 30, 2016, compared to the corresponding period in 2015. Overhead costs allocated to SG&A increased $1.3 million in the nine-month period, as less overhead costs are allocated to the reduced scope of work under our contract with UT-Battelle. Consulting costs increased $1.0 million in the nine-month period for work related to business development, our debt repurchases and our qualified pension plans. Other SG&A expenses, including for office leases, supplies and other, declined $1.3 million in the nine-month period compared to the prior year.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which increased in the three and nine months ended September 30, 2016, compared to the corresponding periods in 2015. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions and Advisory Costs

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology. The company incurred advisory costs related to the reengineering project of $0.3 million in the three months and $0.8 million in the nine months ended September 30, 2016. In addition, special charges in the three and nine months ended September 30, 2016, included termination benefits of $0.3 million related to a voluntary workforce reduction.

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since July 2013. In the three and nine months ended September 30, 2015, special charges consisted of termination benefits of $1.1 million and $4.9 million, respectively, less amounts paid by the Company and invoiced to DOE of $0.2 million in the three-month period and $2.4 million in the nine-month period.

Gain on Early Extinguishment of Debt

In June 2016, we repurchased PIK Toggle Notes having an aggregate principal and accrued interest balance of $26.6 million for cash payments of $9.8 million. The gain on the early extinguishment of the notes was $16.7 million, net of commissions and unamortized deferred financing costs totaling $0.1 million.

Provision (Benefit) for Income Taxes

There was no income tax provision for the three months and there was an income tax benefit of $0.6 million for the nine months ended September 30, 2016. There was no income tax provision for the three months, and there was an income tax benefit of $0.3 million for the nine months ended September 30, 2015. The income tax benefit in both nine-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Because there is a full valuation allowance against deferred tax assets, pretax losses in continuing operations, and losses in Other Comprehensive Income, there was no income tax provision for the nine months ended September 30, 2016, and 2015, although there were income tax benefits resulting from discrete items.

Net Loss

Our net loss was $41.3 million in the three months ended September 30, 2016, and $55.1 million in the three months ended September 30, 2015. The favorable variance of $13.8 million is the result of an increase in gross profit, primarily due to the $21.6 million charge in the prior period related to the remeasurement of pension obligations, and a decline in special charges. Partially offsetting the favorable variance was an increase in advanced technology costs related to the demobilized Piketon facility.

Our net loss was $58.8 million in the nine months ended September 30, 2016, and $85.6 million in the nine months ended September 30, 2015. The favorable variance of $26.8 million is the result of an increase in gross profit, primarily due to the $21.6 million charge in the prior period related to the remeasurement of pension obligations and the $8.1 million in billings for March 2016 reports on technology services work performed and expensed in the fourth quarter of 2015. Other favorable factors were the gain on the early extinguishment of debt and a decline in special charges. Partially offsetting the favorable variance was an increase in advanced technology costs related to the demobilized Piketon facility.

Liquidity and Capital Resources

We ended the third quarter of 2016 with a consolidated cash balance of $170.8 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and our inventory purchases.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level. Centrus’ principal source of funding for American Centrifuge activities is provided (i) under the contract with UT-Battelle, the operator of ORNL; and (ii) from Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the “Intercompany Notes”). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the contract with UT-Battelle, American Centrifuge costs that are outside the scope of work under the contract with UT-Battelle, including demobilization costs and contract termination costs resulting from reductions in scope of work, and general corporate expenses, including cash interest payments on our 8% paid-in-kind (“PIK”) toggle notes (“PIK Toggle Notes”). The Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. For payments in 2016 and through the semi-annual interest period ending March 31, 2017, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum.

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

In September 2015, Centrus completed a successful three-year demonstration of the American Centrifuge technology at its facility in Piketon, Ohio. U.S. government funding for American Centrifuge is now limited to research and development work at our facilities in Oak Ridge, Tennessee. We notified our American Centrifuge employees in September 2015 of possible layoffs as a result of reduced program funding and incurred special charges of $8.8 million for estimated employee termination benefits, consisting primarily of payments under its pre-existing severance plan. Workforce reductions commenced in the fourth quarter of 2015. We expect to make payments of $5.6 million for remaining workforce reductions through 2019.

Centrus began to incur expenditures in the second quarter of 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. Remaining costs to perform the D&D work are estimated to be within a range of $38.9 million to $49.4 million based on updated cost estimates that reflect changes in the approach and anticipated timeframe over which the work will be conducted, as described below. As of September 30, 2016, Centrus has accrued $38.9 million on the balance sheet as Decontamination and Decommissioning Obligations, of which $28.3 million is classified as current and $10.6 million is classified as long-term. The Company has experienced delays in obtaining the necessary regulatory approvals and therefore implementing the D&D process has been delayed. We are working to finalize contractual and regulatory arrangements for the disposition of materials. As a result of the delays experienced in obtaining regulatory approvals, we have revised our schedule and approach to completing D&D in order to minimize the impact of such delays and to mitigate future cost and schedule risk. The D&D work is expected to extend through 2018.

In addition to expenditures for workforce reductions and D&D, we anticipate that we will incur ongoing support costs of approximately $5 million per quarter to maintain the facilities at Piketon and our NRC licenses at that location through the completion of D&D.

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

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2016	2015
Cash used in operating activities	$(51.9)	$(45.1)
Cash (used in) provided by investing activities	(1.5)	6.6
Cash used in financing activities	(9.8)	—
Decrease in cash and cash equivalents	$(63.2)	$(38.5)

Operating Activities

The net reduction of $68.9 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the nine months ended September 30, 2016. American Centrifuge expenses have been a major use of cash, including demobilization expenses and D&D expenditures. Sources of cash included the monetization of inventory purchased in prior periods. Inventories declined $45.8 million in the quarter. In addition, accounts receivable declined $18.4 million due to collections from customers in the nine-month period without increased sales and billings. The net loss of $58.8 million in the nine months ended September 30, 2016, net of non-cash expenses, was a use of cash.

In the corresponding period in 2015, monetization of inventory provided cash as inventories declined $114.9 million due to sales deliveries exceeding product received under SWU purchase agreements. In addition, accounts receivable declined $39.0 million due to collections from customers in the nine-month period without increased sales and billings. The net reduction of the SWU purchase payables balance of $131.7 million, due to the timing of purchase deliveries, was a significant use of cash in the nine-month period. The net loss of $85.6 million in the nine months ended September 30, 2015, net of non-cash expenses, was a use of cash.

Investing Activities

Capital expenditures totaled $3.0 million in the nine months ended September 30, 2016, including leasehold improvements of $1.7 million that were funded by the owner of the Company’s corporate headquarters. The Company funded leasehold improvements and furniture totaling $1.3 million. There were no significant capital expenditures in the corresponding period of 2015. Cash collateral deposits decreased $0.3 million in the nine months ended September 30, 2016, and $5.0 million in the corresponding period of 2015, commensurate with declines in surety bonds required for waste disposition.

Financing Activities

In June 2016, Centrus repurchased PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million for cash payments of $9.8 million.

Working Capital

	September 30, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$170.8	$234.0
Accounts receivable	7.9	26.5
Inventories, net	163.6	212.4
Other current assets and liabilities, net	(86.9)	(165.2)
Working capital	$255.4	$307.7

We had been engaged in discussions with the PBGC regarding the status of our qualified defined benefit pension plans. Refer to Note 12, Commitments and Contingencies to the condensed consolidated financial statements for more information about these discussions.

Capital Structure and Financial Resources

Our debt consists of PIK Toggle Notes with a principal amount of $234.6 million as of September 30, 2016, and $247.6 million as of December 31, 2015. In June 2016, we repurchased some of the PIK Toggle Notes pursuant to a pre-arranged trading plan. We made cash payments of $9.8 million for PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million. The gain on the early extinguishment of the PIK Toggle Notes was $16.7 million, net of commissions and unamortized deferred financing costs totaling $0.1 million. Additional details on the PIK Toggle Notes and the pre-arranged trading plan are provided in Note 8, Debt, to the condensed consolidated financial statements.

The nuclear industry in general, and the nuclear fuel industry in particular, are in a period of significant change. We are considering and from time to time may consider strategic acquisitions and other opportunities, which at any given time, may be in various stages of discussions, diligence or negotiation with respect to a number of potential acquisitions. If we pursue opportunities that require capital, we believe we would seek to satisfy these needs through a combination of working capital, cash generated from operations or additional debt or equity financing.

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

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, there were no material off-balance sheet arrangements, obligations, or other relationships at September 30, 2016, or December 31, 2015.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1, Basis of Presentation, of the condensed consolidated financial statements for information on new accounting standards.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2016, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. At September 30, 2016, our debt consisted of the PIK Toggle Notes with a principal amount of $234.6 million. The estimated fair value of the PIK Toggle Notes was $103.6 million based on the most recent trading price as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Centrus Energy Corp.

Date:	November 10, 2016	By:	/s/ Stephen S. Greene
Stephen S. Greene
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Letter Agreement, dated August 1, 2016, by and between Joint Stock Company “TENEX” and United States Enrichment Corporation. (a) (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2)

10.2
Subcontract No. 4000149426 issued by UT-Battelle, LLC acting under contract DE-AC05-00OR22725 with the U.S. Department of Energy, listing American Centrifuge Operating LLC as Seller for U.S. Centrifuge Technology Advancement, dated September 19, 2016. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (b)

101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed in interactive data file (XBRL) format.

(a)	Filed herewith.

(b)	Furnished herewith.