Form 10-K
period 2016-12-31
CENTRUS ENERGY CORP
filed 2017-03-31
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(IRS Employer Identification No.)

6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817
(301) 564-3200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.10 per share	NYSE MKT LLC
Rights to purchase Series A Participating Cumulative Preferred Stock, par value $1.00 per share	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2016, was $17.0 million. As of March 28, 2017, there were 7,563,600 shares of the registrant’s Class A Common Stock and 1,436,400 shares of the registrant’s Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2017 annual meeting of shareholders to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include, risks and uncertainties related to the adoption of fresh start accounting; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “PIK Toggle Notes”) maturing in September

2019, our 8.25% notes due 2027 (the “8.25% Notes”) and our Series B Senior Preferred Stock (the Series B Preferred Stock), including the potential termination of the guarantee by United States Enrichment Corporation (“Enrichment Corp.”) of the PIK Toggle Notes; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our common stock on the NYSE MKT LLC; risks related to the use of our net operating losses (“NOLs”) and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the rights plan to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government entity Joint Stock Company “TENEX” (“TENEX”) under a commercial supply agreement with TENEX (the “Russian Supply Agreement”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements including the Russian Supply Agreement; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks associated with our reliance on third-party suppliers to provide essential services to us; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements; the impact of government regulation including by the U.S. Department of Energy and the U.S. Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for the American Centrifuge project and our ability to perform under our agreement with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory, for continued research and development of the American Centrifuge technology; the potential for further demobilization or termination of the American Centrifuge project; risks related to the current demobilization of portions of the American Centrifuge project, including risks that the schedule could be delayed and costs could be higher than expected; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of low-enriched uranium (“LEU”) for commercial nuclear power plants. References to “Centrus”, the “Company”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. We are a leader in the development of advanced uranium enrichment technology and are performing research and demonstration work to support U.S. energy and national security through our contract with UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”).

As a long-term supplier of LEU to our customers, our goal is to provide value through the reliability and diversity of our supply sources. We provide LEU from multiple sources including our inventory, medium- and long- term supply contracts and spot purchases. Our long-term objective is to resume commercial enrichment production and we are exploring alternative approaches to that end.

We have a contract with UT-Battelle to conduct research and development of our advanced centrifuge technology for the U.S. government. We believe that this technology could play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which could significantly transform the competitive landscape Centrus faces. The nuclear fuel cycle industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding the timing of industry expansion globally. Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, or create uncertainty. To address these changes, we may seek to adjust our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions. We are actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction.

Our Business Today

In 2016, Centrus continued to demonstrate why it is a trusted partner to the global nuclear industry. During the year, Centrus’ management team positioned the Company for long-term success with a focus on strengthening our strategic relationships within the nuclear industry, expanding sales to both new and existing customers, and pursuing new business development opportunities.

Our competitive strengths include:

•
Positioned for the long term:  Centrus has long-term sales and supply contracts in place that extend well into the next decade, which will provide a stream of revenue for many years and provides a foundation for growth as the global enrichment market recovers. Without the large capital and overhead costs of a production facility, Centrus is positioned to continue to obtain supply at competitive prices from an oversupplied market, which we believe will strengthen our position for the future.

•
Diverse supply portfolio:  Centrus’ leadership team is focused on expanding and diversifying our supply base to provide additional value to our customers.  For example, Centrus has entered into new agreements with suppliers of enriched uranium, expanding our sources of supply and increasing the number of possible delivery locations for enriched uranium.  In late 2015, Centrus also successfully completed a renegotiation with our Russian supplier under our primary supply contract to better align our purchase obligations in light of market conditions generally, our sales order book, and restrictions on the import of Russian LEU and to extend the agreement to at least 2026. In addition, Centrus has acquired or will acquire additional enriched uranium supply from the excess inventories of utility operators of nuclear power plants and from other primary and secondary sources of enriched uranium supply. Together, this portfolio makes Centrus a highly diversified supplier of LEU.

•
Developing U.S. enrichment technology:  Centrus continues to demonstrate its core expertise and world-leading technical, engineering and manufacturing capabilities in Oak Ridge, Tennessee through our contract with the operator of ORNL. Centrus is continuing to advance its U.S. centrifuge technology with a view to deploying a commercial scale enrichment facility over the long term once market conditions recover. We continue to pursue strategic relationships that would capitalize on Centrus’ unique assets, including our operational expertise and our significant technical capabilities.

We believe that Centrus’ position as a leading provider of enriched uranium and our long-standing global relationships will enable an increase in future market share for the Company. We are well-positioned to capitalize on our heritage, industry-wide relationships, and diversity of supply to provide reliable and competitive sources of enriched uranium. Centrus continues to be valued by our customers as a source of diversity, stability, and competition in the enrichment market. Moreover, our smaller size and lower fixed costs can be advantageous in the current excess capacity market.

For a discussion of the potential risks and uncertainties facing our business, see Item 1A, Risk Factors.

Uranium and Enrichment

LEU consists of two components: separative work units (“SWU”) and uranium. Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia, the United States and several other countries. According to the World Nuclear Association, there are adequate measured resources of uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: uranium-235 (“U235”) and uranium-238 (“U238”). The concentration of U235 in natural uranium is only 0.711% by weight. Most commercial nuclear power reactors require LEU fuel with a U235 concentration greater than natural uranium and up to 5% by weight. Uranium enrichment is the process by which the concentration of U235 is increased to that level.

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

Revenue for our LEU segment accounted for approximately 88% of our total revenue in 2016. Our customers are primarily domestic and international utilities that operate nuclear power plants. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts.

Contract Services

As described below under Advanced Technology, Manufacturing, and Engineering Capability, we perform American Centrifuge engineering and testing activities as a contractor for UT-Battelle, the management and operating contractor of ORNL for the U.S Department of Energy (“DOE”). Revenue and cost of sales for work that we perform as a contractor to UT-Battelle are reported in the contract services segment.

Revenue by Geographic Area, Major Customers and Segment Information

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Year Ended December 31,
	2016	2015
United States	$242.8	$272.8
Foreign:
Japan	49.1	77.8
Belgium	*	55.5
Other	19.4	12.1
	68.5	145.4
Total revenue	$311.3	$418.2

* less than 10%

In 2016, our 10 largest customers represented approximately 90% of total revenue and our four largest customers represented approximately 50% of total revenue. In our LEU segment, revenue from Exelon Corporation, South Carolina Electric & Gas and American Electric Power represented approximately 15%, 12% and 11%, respectively, of total revenue in 2016. In 2015, revenue from Exelon Corporation, Synatom S.A. and Kansai Electric Power Co., Inc. represented approximately 25%, 13%, and 10%, respectively, of total revenue. In our contract services segment, the U.S. government and its contractors represented approximately 12% of total revenue in 2016 and 15% of total revenue in 2015. No other customer represented more than 10% of total revenue in 2016 or 2015. Revenue by segment follows (in millions):

	Year Ended December 31,
	2016	2015
LEU segment revenue	$272.8	$355.4
Contract services segment revenue	38.5	62.8
Total revenue	$311.3	$418.2

Reference is made to segment information reported in Note 18 to the consolidated financial statements.

SWU and Uranium Sales Order Book

The SWU component of LEU is typically bought and sold under long-term contracts with deliveries over several years. Our order book of sales under contract (“order book”) extends for more than a decade. As of December 31, 2016, our order book was $1.4 billion compared to $2.3 billion at December 31, 2015. As previously disclosed, some long-term contracts in our order book were established with milestones related to the deployment of the American Centrifuge Plant (“ACP”) in Piketon, Ohio, that permit termination with respect to portions of the contract under limited circumstances. The decline in the order book during 2016 includes $0.7 billion of future sales that were cancelled following customer termination for unmet milestones. We estimate that approximately 5% of our order book as of December 31, 2016, remains at risk due to milestones related to ACP deployment, down from 35% as of December 31, 2015.

We anticipate SWU and uranium revenue from the sales currently under contract in our order book in a range of $175 million to $200 million during 2017.

Most of our contracts provide for fixed purchases of SWU during a given year. Our estimate of the aggregate dollar amount of future SWU and uranium sales is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. Our order book estimate is also based on our estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Refer to Item 1A, Risk Factors, for a discussion of risks related to our order book.

Russian Supply Agreement

Our leading supplier of SWU is the Russian government entity Joint Stock Company “TENEX” (“TENEX”). Under a 2011 agreement with TENEX (the “Russian Supply Agreement”), we purchase SWU contained in LEU received from TENEX, and we deliver natural uranium to TENEX for the LEU’s uranium component. In December 2015, we successfully negotiated an amendment to the Russian Supply Agreement to better align our purchase obligations in light of market conditions generally, our sales order book, and restrictions on the import of Russian LEU. The amendment extended the Russian Supply Agreement beyond 2022 and gives us the right to reschedule quantities of SWU into the period 2023-2026, in return for the purchase of additional SWU in those years. Depending on the total purchase obligations rescheduled to 2023-2026, we may defer certain limited quantities beyond 2026.

The LEU that we obtain from TENEX under the Russian Supply Agreement is subject to quotas and other restrictions that could adversely affect our ability to sell the SWU component that we purchase in the United States and other markets. The Russian Supply Agreement only gives us the right to use a portion of this quota, which is less than the amount of Russian LEU that we need to order to meet our SWU purchase obligations to TENEX. We can ask TENEX for additional quota, which they can allocate to us at their discretion. Refer below to Competition and Foreign Trade - Limitations on Imports of LEU from Russia.

We expect that a portion of the Russian LEU that we order during the term of the Russian Supply Agreement will need to be delivered to customers who will use it in foreign reactors. The Russian LEU that we deliver to foreign customers can be delivered either at fabrication facilities in the United States or in foreign countries. The amount of SWU we must purchase from TENEX under the Russian Supply Agreement exceeds our current sales order book and therefore we will need to make new sales to place all the Russian LEU we must order to meet our SWU purchase obligations to TENEX. In addition, due to quotas and other limitations, not all of our delivery obligations under our existing contracts can be met with Russian LEU. We procure LEU from other sources in order to supply the customers who cannot be supplied effectively with Russian LEU or from our existing inventory.

Advanced Technology, Manufacturing, and Engineering Capability

The Company has a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering and testing facilities and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production in the future. The economics for commercial deployment of new enrichment capacity are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU, which are now at historic lows. Market conditions, however, are expected to improve in the long term.

Since September 2015, our government contracts with UT-Battelle have provided for continued engineering and testing work on the American Centrifuge technology at the Company’s facilities in Oak Ridge, Tennessee. In October 2015, DOE issued a report to Congress evaluating a range of possible technologies to restore U.S. domestic uranium enrichment to meet U.S. national security needs through 2041. DOE’s report stated that the American Centrifuge is the “most technically advanced and lowest risk option” for restoring U.S. uranium enrichment capability to meet long-term national security requirements. In September 2016, we entered into a new contract with UT-Battelle valued at approximately $25 million for the period from October 1, 2016, through September 30, 2017. The contract provides for payments for monthly reports of approximately $2.0 million per month and additional aggregate payments of $1.0 million based on completion of certain milestones. The contract is currently being funded incrementally. Funding for the program is provided to UT-Battelle by the federal government which is currently operating under a continuing resolution.

In September 2015, Centrus completed a successful three-year demonstration of the existing American Centrifuge technology at its facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. On February 19, 2016, we announced our decision to commence with the decontamination and decommissioning (“D&D”) of the Piketon demonstration cascade, and to reduce staffing levels. Refer below to Facility Decontamination and Decommissioning. We lease the Piketon facility from DOE and the current lease term is through June 2019. We have the option to extend the lease term for additional five-year terms. Rent is based on the cost of lease administration and regulatory oversight in Piketon and was approximately $1.5 million for 2016. DOE may terminate for default, including if DOE is able to exercise its remedies with respect to the ACP under our agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), or if there is an uncured production shortfall. The lease provides DOE with the right to terminate upon notice and applicable cure period in the event we fail to produce an average of 1 million SWU per year measured over a rolling two year performance period commencing with the two year period starting in April 2011. We are not currently producing SWU. In the event DOE issues a notice under the lease, we would have 180 days to cure or to begin to cure if more than 180 days are reasonably required to cure.

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

The production capacity for Rosatom/TENEX is estimated by the World Nuclear Association (“WNA”) to be approximately 27 million SWU per year. Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions through 2020 as described below under Limitations on Imports of LEU from Russia.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 18.8 million SWU per year at the end of 2016, down from 19.1 million at the end of 2015. Over the course of 2016, Urenco officials have said that the company is no longer replacing older centrifuge machines that wear out, that it has taken two production halls offline at its Capenhurst site, and that it is no longer expanding enrichment capacity in the current market.

Areva’s gas centrifuge enrichment plant in France began commercial operations in 2011 and more than 95% of the plant’s nominal capacity of 7.5 million SWU was reportedly in service by the end of 2016. Areva has reported that it has suspended planned capacity expansions beyond 7.5 million SWU.

All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

There are also producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets. China is emerging as a growing producer and has begun to supply LEU to international markets. China’s commercial SWU production capacity is estimated to be approximately 7 million SWU per year. Additional capacity is also under construction which may increase capacity up to 12 million SWU per year by 2020.

In addition, Global Laser Enrichment, a joint venture of General Electric, Hitachi and Cameco, has an agreement with Silex Systems Limited, an Australian company, to license Silex’s laser enrichment technology.

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

LEU we supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the country of destination or other entities, such as the European Union or the International Atomic Energy Agency. The LEU supplied to us under the Russian Supply Agreement is subject to the terms of cooperation agreements between the Russian Federation and the country of destination or other entities.

Limitations on Imports of LEU from Russia

Imports into the United States of LEU and other uranium products produced in the Russian Federation, including LEU imported under the Russian Supply Agreement, are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended in 2008. These quotas limit the amount of Russian LEU that can be imported into the United States for U.S. consumption. The quotas apply through 2020 and for 2014-2020, are set at an amount equal to approximately 20% of projected annual U.S. consumption of LEU, based on a market report published in 2005 by the World Nuclear Association (“2005 WNA Report”).

As an exception to the quotas on imports of LEU for U.S. consumption, both the Russian Suspension Agreement and the September 2008 legislation permit unlimited imports of Russian LEU for use in initial cores for any new U.S. nuclear reactor.

It is possible that the quotas on imports of Russian LEU could change. Both the Russian Suspension Agreement and the September 2008 legislation permit the Secretary of Commerce to increase the quotas for imports of Russian LEU for consumption in the United States in situations where supply is insufficient to meet U.S. demand for LEU. In addition, both the Russian Suspension Agreement and the September 2008 legislation require the U.S. Department of Commerce (“DOC”) to adjust the quotas in 2016 and 2019 based on changes in projected reactor demand as forecast by the World Nuclear Association. In 2016, the DOC preliminarily determined that the adjustment would increase the quotas, but this increase was challenged by U.S. uranium mining companies, and the DOC has yet to announce the final results of the 2016 adjustment. This adjustment could result in an increase or decrease of the quotas but is not expected to affect deliveries under contracts that were unconditionally approved by the DOC prior to the change.

Aside from the quotas on imports of Russian LEU that will be consumed in the United States, there is a separate quota that applies to deliveries of Russian LEU to foreign customers at U.S. fabrication facilities. This quota generally requires that the LEU be processed and re-exported within a certain period of time. In 2014, the DOC approved our proposal that Japanese customers with existing contracts with our subsidiary be allowed to physically store Russian LEU in the United States pending the restart of nuclear reactors in Japan. Under this approval, Japanese customers who wish to store Russian LEU in the United States pending restart of their reactors can do so under conditions intended to protect the U.S. market while the material is in storage. This material would not have to be re-exported until it is withdrawn from storage.

Beginning in February 2017, the Russian Suspension Agreement is subject to two “sunset” reviews being conducted by the DOC and the U.S. International Trade Commission (“ITC”), respectively, that will determine if the Russian Suspension Agreement should be maintained. These “sunset” reviews are required to be conducted every five years. This is the fourth round of “sunset reviews” of the Russian Suspension Agreement. The last round of reviews in 2011-12 concluded that termination of the Russian Suspension Agreement would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. uranium industry (a determination made by the ITC), which resulted in the Russian Suspension Agreement being maintained. Even if the Russian Suspension Agreement were terminated as a result of the “sunset” reviews, the quotas under the September 2008 legislation would remain in place.

At the end of 2020, the Russian Suspension Agreement (and the antidumping order that it suspended), as well as the quotas under the September 2008 legislation, will expire. Accordingly, beginning in 2021, all the quotas on imports of Russian LEU will no longer apply.

Limitations on Imports of LEU from France

The DOC imposed an antidumping order on imports of French LEU in 2002.  The order is subject to periodic “sunset reviews” of the antidumping order to determine if it should be revoked. The next review will be held in 2018. Accordingly, at present, we expect that the antidumping order on French LEU will remain in place through at least 2018.

Facility Decontamination and Decommissioning

We produced LEU through May 2013 at the Paducah gaseous diffusion plant (“Paducah GDP”) in Paducah, Kentucky that we had leased from DOE. We then repackaged and transferred our existing inventory to off-site licensed locations under agreements with the operators of those facilities. Our prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. The treatment and disposal of wastes from our prior operations at the Paducah GDP were completed in 2016. Regarding our past operations at the former Portsmouth GDP in Piketon, Ohio, DOE agreed in 2011 to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. We agreed to pay DOE for costs for disposing of our share of such wastes. Centrus has a recorded liability of $0.2 million as of December 31, 2016, for the processing of remaining waste quantities.

The Portsmouth and Paducah gaseous diffusion plants were operated by agencies of the U.S. government for approximately 40 years prior to the Company’s privatization in 1998. As a result of such operation, there is contamination and other potential environmental liabilities associated with the plants. The USEC Privatization Act and the Company’s former leases for the plants provide that DOE remains responsible for the D&D of the gaseous diffusion plants.

Centrus continues to lease the portion of the DOE facility in Piketon, Ohio, associated with the American Centrifuge advanced technology project. At the conclusion of the lease, Centrus is obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. The lease will expire on June 30, 2019, unless it is extended. Effective October 1, 2015, the U.S. government discontinued funding of the American Centrifuge demonstration cascade at Piketon. Centrus began to incur expenditures in the second quarter of 2016 associated with the D&D of the American Centrifuge facilities in Piketon in accordance with the requirements of the NRC and DOE. As of December 31, 2016, Centrus has a recorded liability of $38.6 million on the balance sheet for the estimated fair value of the remaining costs to complete the D&D work. Refer to Note 16, Commitments and Contingencies to the consolidated financial statements for additional information.

Employees

A summary of our employees by location follows:

	No. of Employees at December 31,
Location	2016	2015
Piketon, OH	152	255
Oak Ridge, TN	116	120
Bethesda, MD	58	58
Paducah, KY	12	13
Total Employees	338	446

On March 16, 2017, members the United Steelworkers (“USW”) Local 689 ratified a new collective bargaining agreement for the 41 employees represented by the USW at the advanced technology facility in Piketon. The contract term is through January 19, 2020.

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

We ceased enrichment at the Paducah GDP at the end of May 2013. The economics, timing and ability of Centrus to commercialize an advanced uranium enrichment centrifuge technology as a replacement for the Paducah GDP are uncertain. As a result, we are dependent on existing inventory, purchases of LEU from TENEX, and purchases from other suppliers to meet our obligations to customers. We are acquiring alternative sources of supply in the market, given the current oversupply. The availability, cost and terms of additional alternative sources of supply are subject to variables that are difficult to predict. A significant delay in, or stoppage or termination of, deliveries of LEU under those supply agreements could adversely affect our ability to make deliveries to customers and would adversely affect revenues and results of operations. A delay, stoppage or termination could occur due to a number of factors, including logistical problems with shipments, commercial or political disputes between the parties or their governments, imposition of sanctions in response to geopolitical events or a failure or inability by either party to meet the terms of such agreements. An interruption of deliveries could adversely impact our business, results of operations, and prospects.

We may be unable to sell all of the LEU purchased under supply agreements including the commercial Russian LEU that is purchased under the Russian Supply Agreement, for prices that cover our purchase costs, which could adversely affect profitability and the viability of our business.

We may not achieve the anticipated benefits from supply agreements we enter into, including the Russian Supply Agreement. The price we are charged for the SWU component of Russian LEU under the Russian Supply Agreement is determined by a formula that combines a mix of market-related price points and other factors, which may result in prices that are not aligned with the prevailing market prices when those market prices are depressed, or declining, as is currently the case. Currently, the price we pay for Russian LEU is above current market prices. The Russian Supply Agreement provides for reexamination of a key element of the pricing formula in later years to account for significant increases or decreases in market prices. We expect this will result in a reduction in the price we would pay in those years, but there can be no assurance that an unexpected change will not occur that could lead to a different result. Other existing or new supply agreements may have pricing mechanisms that may not be aligned with market prices. The pricing mechanisms of our supply agreements may not align with pricing provided in our new or existing sales contracts and could result in sales prices that do not cover our purchase costs and may limit our ability to make new sales at prices that exceed the purchase price we pay for the LEU.

Restrictions on imports or sales of Russian LEU could adversely affect our ability to sell commercial Russian LEU purchased under the Russian Supply Agreement which could adversely affect profitability and the viability of our business.

Our ability to place Russian LEU into existing contracts is subject to U.S. import limitations and, in some cases, the contracts’ terms. Sales of Russian LEU are more challenging than sales of non-Russian material. Some of our customers are unable or unwilling to accept Russian LEU. In addition, we may not achieve the anticipated benefits from the Russian Supply Agreement because of restrictions on U.S. imports of LEU and other uranium products produced in the Russian Federation. For example, imports of LEU under the Russian Supply Agreement are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended in 2008. We also dependent upon TENEX to grant us the right to use a portion of these quotas under the terms of the Russian Supply Agreement in order to import Russian LEU for sale in the United States. Further, the U.S. quotas on imports of Russian LEU are subject to periodic review by the Department of Commerce (“DOC”).

The Russian LEU that we cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States. Our ability to sell to those utilities may be limited by policies of foreign governments or regional institutions that seek to restrict the amount of Russian LEU purchased by utilities under their jurisdiction, as well as requirements that Russian LEU imported into the United States to be used to fabricate fuel for foreign customers must be processed and re-exported within a certain period of time. In addition, foreign utilities who take delivery of LEU from us in the United States may be unwilling to cooperate with us in meeting the requirements under U.S. law to permit us to import Russian LEU to deliver to them. Further, geopolitical events, including domestic or international reactions or responses to such events and subsequent government or international actions including the imposition of sanctions, also could impact our ability to purchase, sell or make deliveries of LEU from Russia to customers. An interruption of deliveries under the Russian Supply Agreement could, depending on the length of such an interruption, threaten our ability to fulfill these delivery commitments with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Even in the absence of sanctions or other legal restrictions, customers may be unwilling to agree to purchase or amend contracts to permit delivery of the Russian LEU. Accordingly, there is no assurance that we will be successful in our efforts to sell the Russian LEU we are obligated to purchase under the Russian Supply Agreement, in or outside of the United States.

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

Periodically, events or issues arise that may affect the performance of our suppliers.  There can be no assurance that the steps we may take to address these events or issues will be successful in minimizing potential impacts to the Company and our customers.  Unless adequately addressed, such events or issues could adversely affect our business, results of operations, and prospects.

Dependence on our largest customers could adversely affect us.

In 2016, our 10 largest customers represented approximately 90% of total revenue and our four largest customers represented approximately 50% of total revenue. A reduction in purchases from our largest customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption in their operations that reduces their need for LEU from us, could adversely affect our business, results of operations, and prospects.

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

The order book includes sales prices that are significantly above current market prices. Customers may seek to limit their obligations under these existing contracts or may be unwilling to continue contracts that have termination rights. Some long-term contracts in our order book were established with milestones related to the ACP that permit termination with respect to portions of the contract under limited circumstances. We estimate that approximately 5% of our order book remains at risk due to milestones related to ACP deployment. From time to time, we have worked with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources. If we were to initiate such discussions in the future, we have no assurance that our customers would agree to revise existing contracts or would not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our order book and our prospects.

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

The Company has significant long-term liabilities.

We continue to have significant long-term liabilities, including the indebtedness under the PIK Toggle Notes, as well as our 8.25% Notes due 2027 (the “8.25% Notes”), which we issued on February 14, 2017. We also still have substantial pension and postretirement health and life benefit obligations and other long-term liabilities. In addition, the terms of the indenture governing our PIK Toggle Notes and the indenture governing our 8.25% Notes will not restrict Centrus or any of its subsidiaries from incurring substantial additional indebtedness in the future.

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

•
we will be required to dedicate a substantial portion of our cash resources to payments on the PIK Toggle Notes and 8.25% Notes thereby reducing the availability of our cash to fund our operations, capital expenditures and future business opportunities.

If we incur substantial additional indebtedness, the foregoing risks would intensify. Additional information concerning the PIK Toggle Notes and 8.25% Notes including the terms and conditions of the PIK Toggle Notes and 8.25% Notes are described in Note 9, Debt, and Note 19, Subsequent Event, of the consolidated financial statements.

The Company has material unfunded defined benefit pension plans obligations and postretirement health and life benefit obligations. These liabilities are anticipated to require material contributions in future periods, which may divert funds from other uses and could adversely impact the Company’s liquidity and prospects.

Centrus and its subsidiary, United States Enrichment Corporation (“Enrichment Corp.”), maintain qualified defined benefit pension plans that are guaranteed by the Pension Benefit Guaranty Corporation (“PBGC”), a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act (“ERISA”). Centrus also maintains non-qualified defined benefit pension plans for certain executive officers. Effective August 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. In addition, Enrichment Corp. maintains postretirement health and life benefit plans. The aforementioned pension and health and life benefit plans are closed to new participants. These plans are anticipated to require material cash contributions in the future, which may divert funds from other uses and could adversely impact the Company’s liquidity depending on the timing of any required contributions or payments in relation to the Company’s sources of cash and other payment obligations. See also the Risk Factor, Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods.

In addition, we had been engaged in discussions with the PBGC regarding the status of the qualified pension plans, including with respect to potential liability under ERISA Section 4062(e) related to employee reductions resulting from ceasing enrichment operations at the Portsmouth and Paducah GDP facilities. In February 2017, the PBGC confirmed that given changes to ERISA Section 4062(e) enacted by Congress in recent years, the Company is able to waive liability with respect to employee reductions at the Portsmouth and Paducah GDP facilities. In addition, the PBGC stated that it agrees to forbear from future action under ERISA Section 4062(e) related to the American Centrifuge project. In its notification to us, the PBGC cited the positive results of the our exchange offer and consent solicitation described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. However, the PBGC could potentially seek to take action against us in the future.

Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods.

Earnings may be positively or negatively impacted by the amount of expense we record for employee benefit plans. This is particularly true with expense for the pension and postretirement benefit plans. Generally accepted accounting principles in the United States (“U.S. GAAP”) require a company to calculate expense for these plans using actuarial valuations. These valuations are based on assumptions relating to financial markets and other economic conditions. Changes in key economic indicators can result in changes in the assumptions used. The key year-end assumptions used to estimate pension and postretirement benefit expenses for the following year are the discount rate, the expected rate of return on plan assets and healthcare cost trend rates. The rate of return on pension assets and changes in interest rates affect funding requirements for defined benefit pension plans. The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount required to contribute to pension plans can have an adverse effect on our cash flows.

Our revenues and operating results may fluctuate significantly from quarter to quarter and year to year, which could have an adverse effect on our cash flows.

Revenue is recognized at the time LEU or uranium is delivered under the terms of customer contracts. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and the timing of refueling outages. Customer payments for the SWU component of LEU typically average roughly $15 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.

Results of operations could be negatively impacted if adverse conditions or changes in circumstances indicate a possible impairment loss related to our intangible assets.

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for the Company’s LEU segment. The intangible assets remaining on the Company’s balance sheet relate to our sales order book and customer relationships. The order book intangible asset is amortized to expense as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized to expense using the straight-line method over the estimated average useful life of 15 years.

The carrying values of the intangible assets are subject to impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. If impairment is indicated, the asset carrying value will be reduced to its fair value. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the intangible asset to be less than its respective carrying amount.

Centrus is dependent on intercompany support from Enrichment Corp.

Substantially all revenue-generating operations of the Company are conducted at our subsidiary, Enrichment Corp.  The financing obtained from Enrichment Corp. funds Centrus’ general corporate expenses, including cash interest payments on the PIK Toggle Notes and the 8.25% Notes, which are guaranteed on a limited and subordinated basis by Enrichment Corp. As a wholly owned subsidiary of Centrus, Enrichment Corp. has its own set of creditors and a separate board of directors, including independent directors (the “Enrichment Board”), who are elected by Centrus.  Current and future funding and support are conditional and dependent on Enrichment Corp.’s own financial condition and a determination by the Enrichment Board that such funding is in the interest of Enrichment Corp.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

The price of our Class A Common Stock remains subject to volatility. The market price and level of trading of our Class A Common Stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading history, our limited trading volume, the concentration of holdings of our Class A Common Stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results. The automatic conversion (with limited exceptions) of Class B Common Stock into Class A Common Stock upon the sale of Class B Common Stock could significantly adversely impact the trading price of the Class A Common Stock on the NYSE MKT.

Our PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock are not listed on any securities exchange. No assurance can be given as to the liquidity of the trading market for the PIK Toggle Notes, the 8.25% Notes or the Series B Preferred Stock. The PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations for the PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock may not be available. In addition, the trading prices of the PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock will depend on many factors, including prevailing interest rates, the limited trading volume of the PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock, and the other factors discussed above with respect to the Class A Common Stock. Our Class B stockholders may make decisions regarding their investment in the Company based upon factors that are unrelated to the Company’s performance.

A small number of Class A stockholders may exert significant influence over the direction of the Company.

As of December 31, 2016, based solely on amounts reported in Schedule 13D and 13G filings with the SEC, two principal stockholders (those stockholders with beneficial ownership of more than 10% of our Class A Common Stock) collectively beneficially own approximately 36.3% of our Class A Common Stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger of the Company or sale of substantially all of the Company’s assets. These stockholders may have interests that differ from and may vote in a way adverse to other holders of Class A Common Stock. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of the Company.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

Our ability to fully utilize our existing net operating losses (“NOLs”) or net unrealized built-in losses could be limited or eliminated in the event (i) we undergo an “ownership change” as described under Section 382 of the Code, (ii) we do not reach profitability or are only marginally profitable, or (iii) there are changes in federal laws and regulations. An “ownership change” is generally defined as a greater than 50% change in equity ownership by value over a rolling three-year period. Past or future ownership changes, some of which may be beyond our control, as well as differences and fluctuations in the value of our equity securities may adversely affect our ability to utilize our NOLs and could reduce our flexibility to raise capital in future equity financings or other transactions, or we may determine to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, the Section 382 Rights Agreement we have adopted with respect to our common stock and the transfer restrictions in the Series B Preferred Stock contain limitations on transferability intended to prevent the possibility of experiencing an “ownership change,” but we cannot assure you that these measures will be effective or we may determine to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, any changes to tax rules and regulations or the interpretation of tax rules and regulations could negatively impact our ability to recognize any potential benefits from our NOLs or net unrealized built-in losses.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements.

In connection with management's evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, we determined that we did not design and maintain effective controls at an appropriate level of precision over the review of the spreadsheets used in the calculation of the decontamination and decommissioning (“D&D”) obligation and the cost estimates supporting the calculation. This resulted in a material adjustment in the fourth quarter D&D obligation balance, which was recorded prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2016. For additional discussion see Part II, Item 9A, Controls and Procedures.

We are developing a plan of remediation to strengthen our overall internal control over accounting for our D&D obligation. If our remediation efforts are insufficient to address the identified material weakness or if additional material weaknesses in internal controls are discovered in the future, we may be unable to timely and accurately record, process, summarize and report our financial results. The occurrence of or failure to remediate a material weakness may adversely affect our reputation and business and the market price of shares of our common stock.

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

Our results of operations could be significantly affected by market prices of uranium which are cyclical and subject to substantial price fluctuations.

Our earnings and operating cash flow are and will be particularly sensitive to the long and short term changes in the market price of uranium. Among other factors, these prices affect the value of our inventories.

Market prices are affected by numerous factors beyond our control. Such factors include, among others: demand for nuclear power; political and economic conditions in uranium producing and consuming countries; public and political response to a nuclear incident; reprocessing of used reactor fuel, the re-enrichment of depleted uranium tails and the enricher practice of underfeeding; sales of excess civilian and military inventories (including from the dismantling of nuclear weapons; the premature decommissioning of nuclear power plants; and from the build-up of Japanese utility uranium inventories as a result of the Fukushima incident) by governments and industry participants; uranium supply, including the supply from other secondary sources; and production levels and costs of production. Other factors relating to the price of uranium include: levels of supply and demand for a broad range of industrial products; substitution of new or different products in critical applications for our existing products; expectations with respect to the rate of inflation; the relative strength of the U.S. dollar and of certain other currencies; interest rates; global or regional political or economic crises; regional and global economic conditions; and sales of uranium by holders in response to such factors.

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

We have long been a leading supplier of LEU to Japanese utilities. In order to maintain our order book with Japanese utilities that do not currently need more fuel, we may need to restructure our contracts to give the customers greater flexibility to meet their obligations to us without a material loss in value to Centrus. If deliveries under contracts included in our order book are significantly delayed, modified or canceled, because purchases are tied to requirements or because customers seek to limit their obligations under existing contracts, our revenues and earnings may be adversely impacted, with a corresponding impact on our financial condition and prospects.

In addition, China is emerging as a growing producer and has begun to supply limited quantities of LEU to foreign markets, which may further contribute to the excess supply of LEU in the market.

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

We could further demobilize or terminate the American Centrifuge project in the future, which could have an adverse effect on its results of operations and liquidity and could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the PIK Toggle Notes.

We have begun the process of decommissioning and decontaminating (“D&D”) its American Centrifuge demonstration cascade at our test facility in Piketon, Ohio. D&D work is expected to extend through 2017 and be substantially completed by year-end. Our costs to complete D&D could be greater than our estimates which could have an adverse impact on our results of operations and liquidity.

Any further discontinuation in funding by DOE on the American Centrifuge project could have an adverse impact on our results of operations and liquidity, including, but not limited to:

•
cause us to implement worker layoffs and potentially lose additional key skilled personnel, all of whom have security clearances, which could be difficult to re-hire or replace, and incur severance and other termination costs;

•
cause us to suspend or to terminate contracts with suppliers and contractors involved in the American Centrifuge project and make it more difficult to obtain key suppliers for the ACP and preserve the manufacturing infrastructure developed over the last several years;

•
delay the American Centrifuge project and increase its overall cost, which could adversely affect the overall economics of the project and our ability to successfully commercialize the American Centrifuge technology; and

•
cause us to terminate the remaining portions of the American Centrifuge project and result in the loss of technical capabilities and key resources that could be useful in deploying a future commercial enrichment plant using the American Centrifuge technology or other technologies.

Termination of the American Centrifuge project or termination of DOE funding of the project could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the PIK Toggle Notes (other than with respect to the unconditional interest claim) as provided in the indenture governing the PIK Toggle Notes. DOE discontinued funding of the American Centrifuge Project demonstration cascade at Piketon in 2015. Funding for the American Centrifuge Project is now limited to research and development work at our facilities in Oak Ridge, Tennessee. In the event government funding is further reduced, the American Centrifuge Project may be subject to further demobilization, costs, delays and termination.

The potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC Agreement and our other agreements with DOE, or to require modifications to such agreements that are adverse to our interests, may have adverse consequences on the Company.

The Company and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. DOE consented to the assumption by Centrus of the 2002 DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and Centrus under those agreements as part of Centrus’ Chapter 11 bankruptcy process. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

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

We compete with three major producers of LEU, all of which are wholly or substantially owned by governments: Areva (France), Rosatom/TENEX (Russia) and Urenco (the Netherlands, the United Kingdom and two German utilities). Our competitors have greater financial resources than we do. Foreign competitors enjoy support from their government owners, which may enable them to be less cost- or profit-sensitive than we are. In addition, decisions by foreign competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, foreign competitors may elect to increase their production or exports of LEU, even when not justified by market conditions, thereby depressing prices and reducing demand for LEU, which could adversely affect our business, results of operations, and prospects. Similarly, the elimination or weakening of existing restrictions on imports from foreign competitors could adversely affect our business, results of operations, and prospects. Moreover, our competitors may be better positioned to take advantage of improved market conditions and increase capacity to meet any future market expansion.

The ability to compete in certain foreign markets may be limited for political, legal and economic reasons.

Agreements for cooperation between the U.S. government and various foreign governments or governmental agencies control the export of nuclear materials from the United States. If any of the agreements governing exports to countries in which customers are located were to lapse, terminate or be amended, it is possible sales could be curtailed or no longer be made or LEU could no longer be delivered to customers in those countries. This could adversely affect our business, results of operations, and prospects.

Purchases of LEU by customers in the European Union are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of European Union consumption per year. Application of this policy to consumption in the European Union of the LEU that we supply or purchase can significantly limit our ability to make sales to European customers. Additionally, any decision by the United Kingdom to withdraw from the Euratom Supply Agency as a result of its decision to exit the European Union may have an impact on the nuclear industry.

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

We are a party to a number of agreements and arrangements with the U.S. government that are important to the business, including:

•	leases for the centrifuge facilities;

•	the 2002 DOE-USEC Agreement and other agreements that address issues relating to the domestic uranium enrichment industry and centrifuge technology; and

•	the contract with UT-Battelle, as operator of ORNL for DOE, to conduct research and development of our advanced centrifuge technology for the U.S. government.

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

Our success depends on our ability to adapt to a rapidly changing competitive environment in the nuclear industry.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which could significantly transform the competitive landscape we face. The nuclear fuel cycle industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding the timing of industry expansion globally. Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, or create uncertainty. To address these changes, we may seek to adjust our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions. We are actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction. Any such transaction may not result in the intended benefits and could involve significant commitments of financial and other resources of the company. If the actions we take in response to industry changes are not successful, our business, results of operations and financial condition may be adversely affected.

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

We lease facilities from DOE at the centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified the Company against claims for public liability (as defined in the Atomic Energy Act of 1954, as amended) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The DOE indemnification does not apply to incidents outside the United States, including in connection with international transportation of LEU.

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

On November 17, 2015, the Company received notice from the NYSE MKT indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT’s Company Guide since it reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. On January 25, 2016, the NYSE MKT accepted the Company’s compliance plan that demonstrates the Company’s ability to regain compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT Company Guide by May 17, 2017. During this period, the Company’s common stock will continue to be listed and traded on the NYSE MKT, subject to the Company’s compliance with the other NYSE MKT listing standards and periodic reviews by the NYSE MKT. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. A delisting of our Class A Common Stock by the NYSE MKT and the failure of our Class A Common Stock to be listed on another national exchange could have significant adverse consequences. A delisting would likely have a negative effect on the price of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock. A delisting could also affect our access to capital resources. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

The terms of our outstanding PIK Toggle Notes, 8.25% Notes and Series B Preferred Stock contain restrictions on our ability to pay dividends on our Class A Common Stock.

Our Series B Preferred Stock provides that so long as any shares of our Series B Preferred Stock are outstanding, we may not pay dividends on our Class A Common Stock (other than dividends payable in shares of Class A Common Stock). Although we may redeem or repurchase our Series B Preferred Stock, we currently have no plans to do so and we cannot assure you that we would redeem or repurchase our Series B Preferred Stock in the future. In addition, the indentures governing our PIK Toggle Notes and 8.25% Notes, subject to certain exceptions, place certain restrictions on the ability of our subsidiary, Enrichment Corp. to transfer cash and other assets to us. This could act as an additional constraint on our ability to pay dividends on our Class A Common Stock.

Anti-takeover provisions could delay or prevent an acquisition of us.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of our company, even if a change of control would be beneficial to our existing shareholders. In particular, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or DGCL, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder. Our certificate of incorporation, or charter, establishes restrictions on foreign ownership of our securities. Other provisions of our charter and bylaws may make it more difficult for a third-party to acquire control of us without the consent of our board of directors. These provisions include:

•	authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	limiting the ability of stockholders to call a special stockholder meeting;

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our by-laws.

These various restrictions could deprive shareholders of the opportunity to realize takeover premiums for their shares.

Also, in April 2016, the Company adopted a Section 382 Shareholder Rights Agreement (the “Rights Plan”) in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations. Pursuant to the terms of the Rights Plan, if certain persons or groups acquire more than a certain amount of the outstanding shares of the Company’s Class A common stock, then, subject to certain exceptions, the Rights Plan would be triggered.

In addition, the indenture governing our PIK Toggle Notes and the indenture governing our 8.25% Notes include restrictions on our ability to engage in certain mergers or acquisitions. The indentures governing our PIK Toggle Notes and our 8.25% Notes also require us to offer to repurchase all such outstanding notes at 101% of their outstanding principal amount in the event of certain change of control events.

These and other provisions could prevent, deter, or make it more difficult for a third party from acquiring us even where the acquisition could be beneficial to stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Centrus’ corporate headquarters is located at 6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817, where it leases 24,000 square feet of office space through October 2027. Centrus owns a 440,000 square foot manufacturing facility, including supporting office space, on 72 acres at 400 Centrifuge Way, Oak Ridge, Tennessee 37830. Centrus leases 50,400 square feet of centrifuge testing facilities from DOE at the East Tennessee Technology Park, 2010 Hwy 58, Oak Ridge, Tennessee 37830. The current lease term is through December 2017. Centrus leases industrial buildings and 197,000 square feet of supporting office space from DOE at 3930 U.S. Route 23, Piketon, Ohio 45661. The industrial buildings encompass more than 14 acres under roof and were built to contain uranium enrichment operations using centrifuge technology. The current lease term is through June 2019. Centrus also has short-term leases for small areas of office space in Washington, DC and Paducah, Kentucky.

Item 3. Legal Proceedings

On May 30, 2013, the Company filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for three claims totaling $38.0 million.  The claims all relate to work the Company performed under contract with DOE during the period 2003 through 2011.  The claims for payment were denied by the DOE contracting officer under the Contract Disputes Act.  The claims include (1) a claim for $11.2 million for periods through December 31, 2009 that was denied by the DOE contracting officer by letter dated June 1, 2012, (2) a claim for $9.0 million for the year ended December 31, 2010 that was denied by the DOE contracting officer by letter dated August 15, 2012, and (3) a claim for $17.8 million for the year ended December 31, 2011 that was denied by the DOE contracting officer by letter dated August 15, 2012.  Centrus believes DOE has breached its agreements by failing to establish appropriate provisional billing and final indirect cost rates on a timely basis. Centrus and DOE have been able to reach a resolution on a portion of the amounts claimed and DOE has now paid approximately $6.7 million of claims for work performed in 2003 through 2007. On July 28, 2014, the court dismissed certain claims related to damages resulting from subcontracts with DOE contractors amounting to approximately $3.8 million on a jurisdictional basis. Centrus is pursuing those claims separately against DOE contractors. Payments of $0.4 million were received in the fourth quarter of 2015. Further, on August 8, 2014, the Company filed an amended complaint which provided for the dismissal of counts related to the failure of DOE to establish provisional billing rates for CY 2003 through CY 2005. On October 13, 2014, the Department of Justice filed a partial motion to dismiss for lack of jurisdiction the counts in the amended complaint relating to final indirect cost payments for CY 2003 through CY 2005. On June 3, 2015, the Court denied DOJ’s motion.  On October 5, 2015, the Company filed a motion for summary judgment on three issues which would be dispositive on most of the amounts claimed by USEC in the litigation.  The briefing on the motion for summary judgment is complete. The parties are engaged in settlement discussions and further action on the case is stayed pending the outcome of such discussions. For additional information, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contract Services Segment - Site Services Work and Related Receivables.

On August 30, 2013, the Company submitted an additional claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s decontamination and decommissioning contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. On February 29, 2016, the Company filed a motion for partial summary judgment regarding recovery of post-retirement benefit costs and the appropriate segment closing date for purposes of calculating DOE’s share of pension and postretirement benefits costs. As noted in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Defined Benefit Plan Funding, Centrus has potential pension plan funding obligations under Section 4062(e) of the Employee Retirement Income Security Act (“ERISA”) related to the Company’s de-lease of the former Portsmouth GDP and transition of employees to DOE’s D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The briefing on the motion for summary judgment is complete. The parties are engaged in settlement discussions and further action on the case is stayed pending the outcome of such discussions.

Centrus is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 31, 2017, follow:

Name	Age	Position
Daniel B. Poneman	61	President and Chief Executive Officer
Kevin Alldred	58	Senior Vice President, Business Strategy
Elmer W. Dyke	53	Senior Vice President, Business Operations
Stephen S. Greene	59	Senior Vice President, Chief Financial Officer and Treasurer
Larry B. Cutlip	57	Vice President, Field Operations
Marian K. Davis	58	Vice President and Chief Audit Executive
John M.A. Donelson	52	Vice President, Marketing, Sales and Power
Richard V. Rowland	68	Vice President, Human Resources
Dennis J. Scott	57	Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary

Daniel B. Poneman has been President and Chief Executive Officer effective since April 2015 and was Chief Strategic Officer in March 2015. Prior to joining the Company, Mr. Poneman was Deputy Secretary of Energy from May 2009 to October 2014, in which capacity he also served as Chief Operating Officer of the U.S. Department of Energy.
Kevin Alldred has been Senior Vice President, Business Strategy since October 2015. Prior to joining the Company, Mr. Alldred worked for the International Atomic Energy Agency (“IAEA”), where he was most recently project manager for the IAEA LEU Bank from April 2012 to September 2015.
Elmer W. Dyke has been Senior Vice President, Business Operations since September 2015. Prior to joining the Company, Mr. Dyke was a Senior Vice President of NAC International’s global consulting business and Vice President of International Sales from August 2010 to September 2015.
Stephen S. Greene has been Senior Vice President, Chief Financial Officer and Treasurer since July 2015 and was Vice President, Finance and Treasurer from February 2007 to July 2015.
Larry B. Cutlip has been Vice President, Field Operations since May 2016 and was Deputy Director of the American Centrifuge Project from January 2015 to May 2016, Director, Centrifuge Manufacturing from April 2008 to December 2014, Director, Program Management and Strategic Planning from December 2005 to April 2008, Manager, Engineering from May 1999 to December 2005, and held positions in operations management and engineering at the Company and its predecessors since 1981.
Marian K. Davis has been Vice President and Chief Audit Executive since July 2011.
John M.A. Donelson has been Vice President, Marketing, Sales and Power since April 2011 and was Vice President, Marketing and Sales from December 2005 to April 2011, Director, North American and European Sales from June 2004 to December 2005, Director, North American Sales from August 2000 to June 2004 and Senior Sales Executive from July 1999 to August 2000.
Richard V. Rowland has been Vice President, Human Resources since April 2012 and was Corporate Director of Human Resources from March 1997 to April 2012.
Dennis J. Scott has been Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since May 2016 and was Deputy General Counsel and Director, Corporate Compliance from April 2011 to May 2016, Acting Deputy General Counsel from August 2010 to April 2011, Assistant General Counsel and Director, Corporate Compliance from April 2005 to August 2010 and Assistant General Counsel from January 1994 to April 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, consisting of 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). The Company has issued 9,000,000 shares of Common Stock, consisting of 7,563,600 shares of Class A Common Stock and 1,436,400 shares of Class B Common Stock. The Class B Common Stock was issued to Toshiba America Nuclear Energy Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company has reserved 1,000,000 shares of Class A Common Stock under its management incentive plan, of which approximately 414,000 shares are available for future awards as of December 31, 2016, including approximately 63,000 shares associated with awards which terminated or were cancelled without being exercised.

The Class A Common Stock trade on the NYSE MKT under the symbol “LEU”. High and low sales prices per share follow:

	2016		2015
	High	Low	High	Low
First Quarter ended March 31	$5.44	$1.00	$5.72	$3.75
Second Quarter ended June 30	$4.74	$2.53	$5.77	$4.06
Third Quarter ended September 30	$4.30	$3.05	$4.16	$2.61
Fourth Quarter ended December 31	$7.08	$3.75	$3.51	$1.20

As of March 31, 2017, there were 7,563,600 shares of Class A Common Stock outstanding. As of March 1, 2017, there were approximately 1,000 holders of record and approximately 9,900 beneficial owners of the Company’s Class A common stock.

No cash dividends were paid in 2015 or 2016, and we have no intention to pay cash dividends in the foreseeable future. Our Series B Preferred Stock provides that so long as any shares of our Series B Preferred Stock are outstanding, we may not pay dividends on our Class A Common Stock (other than dividends payable in shares of Class A Common Stock). In addition, the indentures governing our PIK Toggle Notes and 8.25% Notes, subject to certain exceptions, place certain restrictions on the ability of our subsidiary, Enrichment Corp. to transfer cash and other assets to us. This could act as an additional constraint on our ability to pay dividends on our Class A Common Stock.

In addition, we are obligated to pay cash dividends on our Series B Preferred stock to the extent that our pension plans and Enrichment Corp.’s pension plans, are at least 90% funded on a variable rate premium calculation in the current plan year; our net income calculated in accordance with generally accepted accounting principles in the United States (excluding the effect of pension remeasurement) for the immediately preceding fiscal quarter exceeds $7.5 million; our free cash flow (defined as the sum of cash provided by (used in) operating activities and cash provided by (used in) investing activities) for the immediately preceding four fiscal quarters exceeds $35 million; the balance of cash and cash equivalents calculated in accordance with generally accepted accounting principles in the United States on the last day of the immediately preceding quarter would exceed $150 million after pro forma application of the dividend payment; and dividends may be legally payable under Delaware law.

Fourth Quarter 2016 Issuer Purchases of Equity Securities

None.

Matters Affecting our Foreign Stockholders

In order to aid in our compliance with our U.S. Nuclear Regulatory Commission (“NRC”) license, our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Foreign persons are defined in our certificate of incorporation to include, among others, an individual who is not a U.S. citizen, an entity that is organized under the laws of a non-U.S. jurisdiction and an entity that is controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions.

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

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of low-enriched uranium (“LEU”) for commercial nuclear power plants. References to “Centrus”, the “Company”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. We are a leader in the development of advanced uranium enrichment technology and are performing research and demonstration work to support U.S. energy and national security through our contract with UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”).

As a long-term supplier of LEU to our customers, our goal is to provide value through the reliability and diversity of our supply sources. We provide LEU from multiple sources including our inventory, long- and mid-term supply contracts and spot purchases. Our long-term objective is to resume commercial enrichment production and we are exploring alternative approaches to that end.

We have a contract with UT-Battelle to conduct research and development of our advanced centrifuge technology for the U.S. government. We believe that this technology could play a critical role in meeting our national and energy security needs and achieving our nation’s non-proliferation objectives.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which could significantly transform the competitive landscape Centrus faces. The nuclear fuel cycle industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding the timing of industry expansion globally.  Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, or create uncertainty. To address these changes, we may seek to adjust our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions. We are actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction.

Refer to Part I, Item 1, Business, for additional information.

Market Conditions and Outlook

In March 2011, an earthquake and tsunami caused irreparable damage to four reactors in Fukushima, Japan. Approximately 60 reactors in Japan and Germany were taken offline as a consequence. Other countries have curtailed or slowed their construction of new reactors. While some reactors in Japan have restarted and many are expected to restart within the next few years, supply and demand dynamics for nuclear fuel continue to be depressed. Although the market for nuclear fuel is expected to remain oversupplied for the remainder of this decade and into the 2020s, the market is expected to experience slow but steady growth as the nuclear power industry expands around the world. After a 30-year hiatus in nuclear power plant construction, utilities in the United States are building four new reactors. One new U.S. reactor became operational during 2016. According to the World Nuclear Association, there are 60 reactors under construction and 160 firmly planned around the world, compared to 447 currently in operation. This includes significant growth in Asia, especially in China, South Korea and India. The new reactor builds will have the potential to improve market conditions in the long-term.

Much of this growth is driven by rising concern over climate change and security of energy supplies. Nuclear power is the largest source of carbon-free energy in the United States; globally it is second only to hydropower. Climate negotiators in Paris in 2015 agreed to target limiting global average temperature increases. This could have significant long-term importance to the nuclear industry since achieving this goal will require significant reductions in carbon emissions which might not be achieved absent a major contribution by nuclear energy. The International Energy Administration has estimated that nuclear energy capacity would have to more than double, from 396 gigawatts today to 930 gigawatts by 2050, in order to prevent global average temperatures from rising more than 2 degrees Celsius.

The enrichment component of LEU is customarily sold on long term contracts, with a typical duration of four to ten years. The Company retains an order book of such contracts with a total value of approximately $1.4 billion. Certain contracts included in the order book have sales prices that are significantly above current market prices. Some long-term contracts in our order book were established with milestones related to the deployment of the American Centrifuge Plant (“ACP”) in Piketon, Ohio that permit termination with respect to portions of the contract under limited circumstances. We estimate that approximately 5% of our order book remains at risk due to milestones related to ACP deployment.

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

Revenue for our LEU segment accounted for approximately 88% of our total revenue in 2016. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting 25% of revenue from our LEU segment in 2016 and 41% in 2015. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts.

Our revenues, operating results and cash flows can fluctuate significantly from quarter to quarter and year to year. Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and the timing of refueling outages. Utilities typically schedule the shutdown of their reactors for refueling to coincide with the low electricity demand periods of spring and fall. Thus, some reactors are scheduled for annual or two-year refuelings in the spring or fall, or for 18-month cycles alternating between both seasons. Customer payments for the SWU component of LEU average roughly $15 million per order. As a result, a relatively small change in the timing of customer orders for LEU due to a change in a customer’s refueling schedule may cause operating results to be substantially above or below expectations.

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

SWU and Uranium Market Price Indicators

In a limited number of sales transactions, title to uranium or LEU is transferred to the customer without Centrus physically delivering the uranium or LEU to the customer. In such cases, risk of loss remains with Centrus until physical delivery occurs. At the time transfer of title occurs, a performance obligation for Centrus is created and a receivable is recorded. Cash is collected for the receivable under normal credit terms. The recognition of revenue and related cost of sales occurs at the time physical delivery occurs and risk of loss transfers to the customer.

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

On occasion, Centrus will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium received in exchange for the SWU.

Cost of Sales for SWU and Uranium

Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold and delivered during the period and unit inventory costs. Unit inventory costs are determined using the monthly moving average cost method. Changes in purchase costs have an effect on inventory costs and cost of sales over current and future periods. Cost of sales includes costs for inventory management at off-site licensed locations. Cost of sales also includes legacy costs related to former employees of the Portsmouth and Paducah gaseous diffusion plants. Actuarial gains and losses related to the retiree benefit plans are recognized immediately in the statement of operations when plan obligations are remeasured at year-end or when lump-sum payments reach certain levels.

Contract Services Segment

The contract services segment includes revenue and cost of sales for American Centrifuge work we perform as a contractor to UT-Battelle. Spending levels to perform the contract work are consistent with the funding levels. Centrus records an unbilled receivable and revenue based on the progress towards the achievement of monthly deliverables. Monthly reports and invoices affirming the achievement of monthly deliverables are submitted shortly following each month. The achievement of monthly deliverables has resulted in revenue consistent with the funding levels. The contract services segment also includes limited services provided by Centrus to the U.S. Department of Energy (“DOE”) and its contractors at the Piketon facility.

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

Although the 2015 ORNL Contract expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. The 2016 ORNL Contract, which was signed in March 2016, provided for payment for reports related to work performed since October 1, 2015. Revenue in 2016 includes $8.1 million for March 2016 reports on work performed in the three months ended December 31, 2015, and $30.4 million for reports on work performed in 2016. Expenses for contract work performed in year ended December 31, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before there was a contract were included in Advanced Technology License and Decommissioning Costs in 2015.

American Centrifuge expenses that are outside of our contracts with UT-Battelle are included in Advanced Technology License and Decommissioning Costs, including ongoing costs to maintain the demobilized Piketon facility and our NRC licenses at that location. In the second quarter of 2016, the Company commenced with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the NRC and DOE. For additional details on costs, schedule and accrued liabilities related to the D&D of the Piketon facility, refer to Results of Operations below and American Centrifuge - Piketon Facility Costs and D&D Obligations in Note 16, Commitments and Contingencies, of the consolidated financial statements.

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

There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, uncertainty exists because contract billing periods since June 2002 have not been finalized with DOE, and we have not yet recognized this additional revenue. Certain receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Additional details are provided in Note 4, Receivables to the consolidated financial statements.

2017 Outlook

We anticipate SWU and uranium revenue in 2017 in a range of $175 million to $200 million, reflecting an expected decline in SWU volume delivered compared to 2016. We anticipate total revenue in a range of $200 million to $225 million. More than two-thirds of our annual revenue is expected in the fourth quarter of 2017. We expect to end 2017 with a cash and cash equivalents balance in a range of $150 million to $175 million.

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

•
Execution and funding of a new agreement with UT-Battelle, the operator of ORNL, for the continuation of American Centrifuge development and testing activities in Oak Ridge following the expiration of the agreement on September 30, 2017;

•	Potential use of cash for strategic initiatives; and

•	Additional costs for decontamination and decommissioning of the Company’s facility in Ohio.

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

We have identified the following to be our critical accounting estimates:

Asset Valuations

The accounting for SWU and uranium inventories includes estimates and judgments. SWU and uranium inventory costs are determined using the monthly moving average cost method. Inventories of SWU and uranium are valued at the lower of cost or net realizable value (“NRV”). NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The estimated selling price for SWU and uranium is based on the pricing terms of contracts in our sales order book, and, for uranium not under contract, the estimated selling price is based primarily on published price indicators at the balance sheet date.

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The identifiable intangible assets relate to our order book and customer relationships. The order book intangible asset is amortized as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years. The aggregate net balance of identifiable intangible assets was $93.3 million as of December 31, 2016.

The excess of the reorganization value over the fair value of identified tangible and intangible assets resulted in a nonamortizing intangible asset of $137.2 million as of September 30, 2014. The excess reorganization value (or “goodwill”, as defined by the accounting standards) was tested for impairment and was determined to be fully impaired as of October 1, 2015. Therefore, we recorded an impairment charge of $137.2 million in the fourth quarter of 2015.

The carrying values of the intangible assets are subject to impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. If impairment is indicated, the asset carrying value will be reduced to its fair value. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions would cause a change in the results of the tests, which could cause the fair value of the intangible asset to be less than its respective carrying amount.

American Centrifuge Decontamination and Decommissioning Obligations

We lease facilities in Piketon, Ohio from DOE for the ACP. At the conclusion of the lease, we are obligated to return these leased facilities to DOE in a condition that meets NRC requirements and in the same condition as the facilities were in when they were leased to us (other than due to normal wear and tear). We must remove all of our capital improvements at the ACP, unless otherwise consented to by DOE, by the conclusion of the lease term.

In the second quarter of 2016, we commenced with the D&D of the Piketon facility. We have experienced delays in obtaining the necessary regulatory approvals and therefore implementing the D&D process has been delayed. We are working to finalize remaining contractual and regulatory arrangements for the preparation, removal and disposition of equipment and materials. The D&D work is expected to extend through 2017 and be substantially completed by year-end. As of December 31, 2016, we have accrued $38.6 million on the balance sheet as Decontamination and Decommissioning Obligations for the estimated fair value of the remaining costs to complete the D&D work. Our projection of costs includes detailed estimates of work to be performed, internal labor costs, contract labor and services costs, DOE site services charges and general and administrative costs. As we continue to finalize contractual and regulatory arrangements and proceed on the remaining schedule of work, our costs to complete D&D could be greater than our estimates which could have an adverse impact on our results of operations and liquidity.

In addition to expenditures for workforce reductions and D&D, we anticipate that we will incur ongoing costs of approximately $40 million to maintain the facilities at Piketon and our NRC licenses at that location through the current term of our DOE lease, which will expire on June 30, 2019, unless extended.

We are required to provide financial assurance to the NRC and DOE for D&D costs under a regulatorily-prescribed methodology that includes potential contingent costs and reserves. As of December 31, 2016, and December 31, 2015, we have provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by us. We expect to receive cash when surety bonds are reduced and/or cancelled as we fulfill our D&D and lease obligations.

Pension and Postretirement Health and Life Benefit Costs and Obligations

We provide retirement benefits to certain employees and retirees under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates.

Assets and obligations related to our retiree benefit plans are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. The Company has elected the accounting option to recognize these actuarial gains and losses in the statement of operations in the fourth quarter. The alternative would be to amortize gains and losses into operating results over time. The Company’s treatment of recognizing actuarial gains and losses immediately is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Immediate recognition of such gains and losses in the statement of operations may cause significant fluctuations in our results of operations. In addition, an interim remeasurement and recognition of gains or losses may be required for a plan during the year if lump-sum payments exceed certain levels.

We recognized $1.4 million of net actuarial losses in 2016 compared to net actuarial gains of $29.6 million in 2015. In 2016, the net loss reflects declines in market interest rates and was largely offset by favorable investment returns, changes in mortality and healthcare claim assumptions, and favorable claims experience. In 2015, the net gain reflects increases in market interest rates and changes in mortality and healthcare claim assumptions, partially offset by unfavorable investment returns relative to the expected return assumption.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:

•
The expected return on benefit plan assets is approximately 6.8% for 2017. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $3.1 million in 2017. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2017 would be $0 since the actual return on assets would effectively be reflected at December 31, 2017, under our mark-to-market accounting methodology.

•
The present value of pension obligations is calculated by discounting long-term obligations using a market interest rate. This discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plan. Discount rates of approximately 4.1% were used as of December 31, 2016. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $44.4 million and postretirement health and life benefit obligations by $8.4 million, and the resulting changes in the valuations would decrease the service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $2.4 million and $0.7 million, respectively.

•
The healthcare costs trend rates are 7% projected in 2017 reducing to a final trend rate of 5% by 2021. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A one-percentage point increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $4.0 million and would increase the service cost and interest cost components of annual benefit costs by about $0.3 million.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by government cost accounting standards (“CAS”) and based on CAS calculation methodology. DOE has denied our claim and Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015. There is no assurance we will be successful in our appeal, and we have not recognized revenue or a receivable due to uncertainty regarding the amounts owed and the timing of collection. The parties are engaged in settlement discussions and further action on the case is stayed pending the outcome of such discussions.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. As of December 31, 2016, the liability for unrecognized tax benefits, included in other long-term liabilities, was $0.4 million and accrued interest and penalties totaled $0.1 million.

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

Our inability to overcome the strong negative objective evidence of a cumulative loss in recent years with sufficient objective positive evidence of future taxable income to realize our deferred tax assets required us to record a valuation allowance. To determine the amount of the valuation allowance, all sources of taxable income, including tax planning strategies, were analyzed. We determined that it is more likely than not that our net deferred tax assets will not be realized in the immediate future. A full valuation allowance was first recorded in the fourth quarter of 2011 for the net deferred tax asset created by the expensing of previously capitalized costs related to a number of earlier centrifuge machines used in the demonstration cascade test program, as well as all other previously recorded net deferred tax assets, including state deferred taxes. As of December 31, 2016, the valuation allowance against net deferred taxes was $702.2 million.

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

The following table presents elements of the accompanying consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Year Ended December 31,
	2016	2015	Change	%
LEU segment
Revenue:
SWU revenue	$258.5	$289.9	$(31.4)	(11)%
Uranium revenue	14.3	65.5	(51.2)	(78)%
Total	272.8	355.4	(82.6)	(23)%
Cost of sales	234.3	285.3	51.0	18%
Gross profit	$38.5	$70.1	$(31.6)	(45)%

Contract services segment
Revenue	$38.5	$62.8	$(24.3)	(39)%
Cost of sales	31.9	64.0	32.1	50%
Gross profit (loss)	$6.6	$(1.2)	$7.8	650%

Total
Revenue	$311.3	$418.2	$(106.9)	(26)%
Cost of sales	266.2	349.3	83.1	24%
Gross profit	$45.1	$68.9	$(23.8)	(35)%

Revenue

Revenue from the LEU segment declined $82.6 million (or 23%) in 2016 compared to 2015. The volume of SWU sales increased 2%. The average price billed to customers for sales of SWU declined 5%, reflecting the particular contracts under which SWU were sold during the periods and the trend of lower SWU market prices in recent years. Uranium revenue declined $51.2 million (or 78%) in 2016 compared to 2015. The volume of uranium sales declined 84% reflecting a strategic purchase and sale of uranium in 2015 to facilitate a SWU sale and the sale of uranium in 2015 that was acquired in exchange for SWU delivered under a barter contract. The average sales price increased 36%, reflecting the particular contracts under which uranium was sold during the periods.

Revenue from the contract services segment declined $24.3 million (or 39%) in 2016 compared to 2015 due to the reduced scope of contract work for American Centrifuge technology services performed for the U.S. government. The decline was partially offset by $8.1 million in revenue in 2016 for work performed in the fourth quarter of 2015 before there was a contract. As a result of the contract signed with UT-Battelle in March 2016, revenue in 2016 included $30.4 million for reports on work performed in 2016 as well as $8.1 million for March 2016 reports for work performed in the fourth quarter of 2015.

Cost of Sales

Cost of sales for the LEU segment declined $51.0 million (or 18%) in 2016 compared to 2015. Cost of sales is affected by sales volumes, unit costs of inventory, and direct charges to cost of sales such as inventory valuation adjustments and legacy costs related to former GDP employees and other residual costs related to the Paducah GDP.

Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $3.0 million in 2016.

Paducah and Portsmouth retiree benefit costs resulted in a charge to cost of sales of $4.2 million in 2016 compared to a credit to cost of sales of $24.7 million in 2015. These results included the impacts of periodic remeasurements of pension and postretirement benefit obligations. We recognized $0.2 million of net actuarial gains in cost of sales in 2016 compared to $27.2 million in 2015. In 2016, the net gain reflects declines in market interest rates and was largely offset by favorable investment returns, changes in mortality and healthcare claim assumptions, and favorable claims experience. In 2015, the net gain reflects increases in market interest rates and changes in mortality and healthcare claim assumptions, partially offset by unfavorable investment returns relative to the expected return assumption. Excluding direct charges for the retiree benefit costs, the average cost of sales per SWU declined 14% reflecting declines in our purchase costs per SWU in recent periods.

Refer to Impact of Legacy Costs below for a summary of costs related to benefits for former GDP employees and other residual costs related to the Paducah GDP.

Cost of sales for the contract services segment declined $32.1 million (or 50%) in 2016 compared to 2015 due to the reduced scope of contract work for American Centrifuge technology services performed for the U.S. government.

Gross Profit

We recorded a gross profit of $45.1 million in 2016 compared to $68.9 million in 2015. The gross profit in the current period included $8.1 million in revenue under the UT-Battelle contract for March 2016 reports on work performed and expensed in the fourth quarter of 2015 before there was a contract. Our gross profit margin was 14.5% in 2016 compared to 16.5% in 2015.

Our gross profit for the LEU segment declined $31.6 million in 2016 compared to 2015, primarily due to direct charges to cost of sales related to legacy costs. Refer to Impact of Legacy Costs below to see the impact of these costs on gross profits and margins for the LEU segment. The decline in gross profit for the LEU segment was also the effect of an inventory valuation adjustment in 2016 and a contract termination fee of $18.5 million received in 2015. The gross profit on uranium sales in 2016 was comparable to 2015.

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

	Year Ended December 31,
	2016	2015
LEU segment (GAAP)
Gross profit	$38.5	$70.1
Gross margin	14.1%	19.7%

Legacy costs (credits) included in cost of sales:
Pension and postretirement health and life benefits (a)	$4.2	$(24.7)
Disability obligations and other (b)	1.5	(0.2)
Legacy costs	$5.7	$(24.9)

LEU segment excluding legacy costs (Non-GAAP)
Gross profit excluding legacy costs	$44.2	$45.2
Gross margin excluding legacy costs	16.2%	12.7%

(a) The Company’s policy is to immediately recognize gains and losses for retiree benefit plans in the statement of operations to provide transparency regarding the impacts of changes in plan assets and benefit obligations.

(b) Costs for disability payment obligations increased $1.6 million in 2016 compared to 2015 due to disability status changes and other factors related to the fixed population receiving benefits.

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

Non-Segment Information

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Year Ended December 31,
	2016	2015	Change	%
Gross profit	$45.1	$68.9	$(23.8)	(35)%
Advanced technology license and decommissioning costs	47.9	33.0	(14.9)	(45)%
Selling, general and administrative	46.2	42.6	(3.6)	(8)%
Amortization of intangible assets	12.5	13.4	0.9	7%
Impairment of excess reorganization value	—	137.2	137.2	-
Special charges for workforce reductions and advisory costs	1.4	13.2	11.8	89%
Gains on sales of assets	(1.2)	(2.1)	(0.9)	(43)%
Operating loss	(61.7)	(168.4)	106.7	63%
Gain on early extinguishment of debt and debt restructuring costs	(13.0)	—	13.0	-
Interest expense	19.7	19.6	(0.1)	(1)%
Investment income	(0.8)	(0.3)	0.5	167%
Loss before income taxes	(67.6)	(187.7)	120.1	64%
Provision (benefit) for income taxes	(0.6)	(0.3)	0.3	100%
Net loss	(67.0)	(187.4)	120.4	64%

Advanced Technology License and Decommissioning Costs

Advanced technology license and decommissioning costs consist of American Centrifuge expenses that are outside of our contracts with UT-Battelle, including ongoing costs to maintain the demobilized Piketon facility and our NRC licenses at that location. Costs increased $14.9 million in 2016 compared to 2015, as the Piketon demonstration facility is no longer under contract effective October 1, 2015, and is now undergoing D&D. Charges to advanced technology license and decommissioning costs included approximately $19 million in 2016 and approximately $7 million in 2015 to increase the accrued D&D liability based on updated cost estimates. For additional details on costs, schedule and accrued liabilities related to the D&D of the Piketon facility, refer to American Centrifuge - Piketon Facility Costs and D&D Obligations in Note 16, Commitments and Contingencies, of the consolidated financial statements.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $3.6 million in 2016 compared to 2015, of which $4.0 million relates to the remeasurement of assets and obligations under certain defined benefit pension plans. Remeasurements in 2016 resulted in a net loss of $1.6 million and remeasurements in 2015 resulted in a net gain of $2.4 million. The loss and gain are mainly attributable to (a) changes in market interest rates used to measure long-term pension obligations and (b) investment returns relative to expected return assumptions.

Overhead costs allocated to SG&A increased $1.3 million in 2016 compared to 2015, as less overhead costs are allocated to the reduced scope of work under our contract with UT-Battelle. Salaries and other compensation increased $0.8 million. Recruiting costs declined $1.0 million and office lease expense declined $0.6 million in 2016 compared to 2015.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which declined in 2016 compared to 2015. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Impairment of Excess Reorganization Value

Excess reorganization value originated on the balance sheet from the Company’s reorganization and application of fresh start accounting in 2014. In the fourth quarter of 2015, the excess reorganization value was determined to be fully impaired and the Company recorded an impairment charge of $137.2 million.

Special Charges for Workforce Reductions and Advisory Costs

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology. The company has incurred advisory costs related to the reengineering project of $1.0 million in 2016. In addition, special charges in 2016 included termination benefits of $0.3 million related to voluntary workforce reductions.

The cessation of enrichment at the Paducah GDP and evolving business needs have resulted in workforce reductions since 2013. Special charges in 2015 included related termination benefits of $4.9 million, less $0.4 million for severance paid by the Company and invoiced to DOE for its share of employee severance.

In addition, Centrus completed a successful three-year demonstration of American Centrifuge technology at its facility in Piketon, Ohio, in September 2015. The demonstration effort was primarily funded by the U.S. government. As a result of reduced program funding, the centrifuge demonstration was ended and Centrus incurred a special charge of $8.7 million in 2015 for estimated employee termination benefits, consisting primarily of payments under its pre-existing severance plan. An additional $0.1 million special charge was incurred in 2016 as an adjustment to accrued severance benefits for current salary levels.

Gain on Early Extinguishment of Debt and Debt Restructuring Costs

In June 2016, we repurchased PIK Toggle Notes having an aggregate principal and accrued interest balance of $26.6 million for cash payments of $9.8 million. The gain on the early extinguishment of the notes was $16.7 million, net of commissions and unamortized deferred issuance costs totaling $0.1 million.

Debt restructuring costs of $3.7 million were incurred in 2016 related to the exchange of PIK Toggle Notes completed in February 2017. Refer to Liquidity and Capital Resources below for details on the exchange.

Provision (Benefit) for Income Taxes

The benefit for income taxes was $0.6 million in 2016 with an income tax effective tax rate of 1% and $0.3 million in 2015 with an effective income tax rate of 0%. The 2016 benefit includes $0.6 million and the 2015 benefit includes $0.3 million for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Loss

Our net loss was $67.0 million in 2016 and $187.4 million in 2015. The improvement is primarily due to the impairment of excess reorganization value in 2015. Favorable factors in 2016 include the gain on the early extinguishment of debt, a decline in special charges, and an increase in gross profit for our contract services segment. Gross profit in 2016 included $8.1 million in billings for March 2016 reports on technology services work performed and expensed in the fourth quarter of 2015. Partially offsetting the favorable variance was an increase in advanced technology license and decommissioning costs related to the demobilized Piketon facility and a decline in gross profit for our LEU segment due to the remeasurement of pension obligations and other factors noted above.

Liquidity and Capital Resources

We ended 2016 with a consolidated cash balance of $260.7 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and our inventory purchases.

We believe our sales order book in our LEU segment is a source of stability for our liquidity position. Centrus’ sales order book extends for more than a decade. Although we see limited uncommitted demand for LEU for the remainder of this decade and into the 2020s based on current market conditions, we continue to seek and make additional sales, including sales for delivery during that time period.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level. Centrus’ principal source of funding for American Centrifuge activities is provided (i) under the contract with UT-Battelle, the operator of ORNL; and (ii) from Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes (the “Intercompany Notes”). The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the contract with UT-Battelle, American Centrifuge costs that are outside the scope of work under the contract with UT-Battelle, including D&D costs and ongoing costs to maintain the Piketon facility and our NRC licenses at that location, and general corporate expenses, including cash interest payments on our debt.

On February 14, 2017, pursuant to an exchange offer and consent solicitation, we exchanged $204.9 million of our 8% paid-in-kind (“PIK”) toggle notes (“PIK Toggle Notes”) for $74.3 million of 8.25% notes due 2027 (the “8.25% Notes”), 104,574 shares of Series B Preferred Stock with liquidation preference of $1,000 per share, and $27.6 million of cash. Following the exchange offer, $29.6 million of PIK Toggle Notes remained outstanding. Transaction costs related to the exchange of approximately $9 million were incurred in the first quarter of 2017. Refer to Note 19, Subsequent Event, to the consolidated financial statements for additional information.

The Company is obligated to pay interest on the remaining $29.6 million of PIK Toggle Notes outstanding. The Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments, and has elected PIK payments at 5.5% per annum for the interest period ending March 31, 2017.

We are obligated to pay cash dividends on our Series B Preferred Stock to the extent that our pension plans and Enrichment Corp.’s pension plans, are at least 90% funded on a variable rate premium calculation in the current plan year; our net income calculated in accordance with generally accepted accounting principles in the United States (excluding the effect of pension remeasurement) for the immediately preceding fiscal quarter exceeds $7.5 million; our free cash flow (defined as the sum of cash provided by (used in) operating activities and cash provided by (used in) investing activities) for the immediately preceding four fiscal quarters exceeds $35 million; the balance of cash and cash equivalents calculated in accordance with generally accepted accounting principles in the United States on the last day of the immediately preceding quarter would exceed $150 million after pro forma application of the dividend payment; and dividends may be legally payable under Delaware law.

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology. The company expects to incur advisory costs related to information technology projects of approximately $3 million in 2017.

Capital expenditures are expected to be insignificant for at least the next 12 months.

In September 2015, Centrus completed a successful three-year demonstration of the American Centrifuge technology at its facility in Piketon, Ohio. U.S. government funding for American Centrifuge is now limited to research and development work at our facilities in Oak Ridge, Tennessee. We notified our American Centrifuge employees in September 2015 of possible layoffs as a result of reduced program funding and have incurred special charges of $8.8 million for estimated employee termination benefits to date, consisting primarily of payments under its pre-existing severance plan. Workforce reductions commenced in the fourth quarter of 2015. We expect to make payments of $5.4 million for remaining workforce reductions through 2019.

Centrus began to incur expenditures in the second quarter of 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. The D&D work is expected to extend through 2017 and be substantially completed by year-end. As of December 31, 2016, we have accrued $38.6 million on the balance sheet as Decontamination and Decommissioning Obligations for the estimated fair value of the remaining costs to complete the D&D work.

In addition to expenditures for workforce reductions and D&D, we anticipate that we will incur ongoing costs of approximately $40 million to maintain the facilities at Piketon and our NRC licenses at that location through the current term of our DOE lease, which will expire on June 30, 2019, unless extended.

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

We had been engaged in discussions with the PBGC regarding the status of our qualified defined benefit pension plans, including potential liabilities under ERISA Section 4062(e) related to employee reductions resulting from ceasing enrichment operations at the Portsmouth and Paducah GDP facilities. In February 2017, the PBGC confirmed that given changes to ERISA Section 4062(e) enacted by Congress in recent years, the Company is able to waive liability with respect to employee reductions at the Portsmouth and Paducah GDP facilities. In addition, the PBGC stated that it agrees to forbear from future action under ERISA Section 4062(e) related to the American Centrifuge project. In its notification to the Company, the PBGC cited the positive results of our exchange offer and consent solicitation described above.

The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Year Ended December 31,
	2016	2015
Cash provided by operating activities	$37.7	$8.5
Cash (used in) provided by investing activities	(1.2)	6.7
Cash used in financing activities	(9.8)	—
Increase in cash and cash equivalents	$26.7	$15.2

Operating Activities

During 2016, net cash provided by operating activities was $37.7 million. Sources of cash included the monetization of inventory purchased in prior periods. Inventories declined $89.5 million in 2016. The net reduction of $25.8 million in the SWU purchase payables balance, due to the timing and quantity of purchase deliveries, was a use of cash in 2016. The net loss of $67.0 million in 2016, net of non-cash expenses, was a use of cash. American Centrifuge expenses have been a major use of cash, including demobilization expenses and D&D expenditures.

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

Investing Activities

Capital expenditures totaled $3.0 million in 2016, including leasehold improvements of $1.7 million that were funded by the owner of the Company’s corporate headquarters. The Company funded leasehold improvements and furniture totaling $1.3 million. There were no significant capital expenditures in 2015. Cash collateral deposits decreased $0.3 million in 2016 and $5.0 million in 2015, commensurate with declines in surety bonds required for waste disposition.

Financing Activities

In June 2016, Centrus repurchased PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million for cash payments of $9.8 million.

Working Capital

	December 31,
	2016	2015
	(millions)
Cash and cash equivalents	$260.7	$234.0
Accounts receivable, net	19.9	26.5
Inventories, net	119.9	212.4
Other current assets and liabilities, net	(165.6)	(165.2)
Working capital	$234.9	$307.7

Capital Structure and Financial Resources

Our debt consists of PIK Toggle Notes with a principal amount of $234.6 million as of December 31, 2016, and $247.6 million as of December 31, 2015. In June 2016, we repurchased some of the PIK Toggle Notes pursuant to a pre-arranged trading plan. We made cash payments of $9.8 million for PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million. The gain on the early extinguishment of the PIK Toggle Notes was $16.7 million, net of commissions and unamortized deferred issuance costs totaling $0.1 million. Additional details on the PIK Toggle Notes and the pre-arranged trading plan are provided in Note 9, Debt, to the consolidated financial statements.

On February 14, 2017, pursuant to an exchange offer and consent solicitation, we exchanged $204.9 million of PIK Toggle Notes for $74.3 million of 8.25% Notes, 104,574 shares of Series B Preferred Stock with liquidation preference of $1,000 per share, and $27.6 million of cash. Following the exchange offer, $29.6 million of PIK Toggle Notes remained outstanding.

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

We are managing our working capital to seek to improve the long-term value of our LEU business and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of the indenture. The Company continually evaluates alternatives to manage our capital structure, and may opportunistically repurchase, exchange or redeem Company securities from time to time.

NYSE MKT Listing Standards Notice

On November 17, 2015, we received notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT’s Company Guide since the Company reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. We submitted a plan to regain compliance with the NYSE MKT’s continued listing standards and the NYSE MKT notified us in January 2016 that it accepted our plan. With the NYSE MKT’s acceptance of the plan, we have until May 17, 2017, to regain compliance. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. In the meantime, our common stock will continue to be traded on the NYSE MKT, subject to ongoing monitoring by the NYSE MKT and our compliance with all other applicable NYSE MKT requirements.

Financial Assurance

The NRC and DOE require that we provide financial assurance for the D&D of the American Centrifuge facilities. The amount of financial assurance needed for D&D of the ACP is dependent on decommissioning cost projections.

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

A summary of financial assurance and related cash collateral follows (in millions):

	December 31,
	2016	2015

Decontamination and decommissioning of American Centrifuge	$29.4	$29.4
Waste disposition	—	0.3
Other financial assurance	6.3	6.3
Total financial assurance requirements	$35.7	$36.0

Letters of credit	$1.6	$1.6
Surety bonds	34.1	34.4
Total financial assurance instruments	$35.7	$36.0

Cash collateral deposit for surety bonds	$29.5	$29.8

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

Commitments under SWU Purchase Agreement

The Company purchases SWU contained in LEU from Russia supplied to us under a 2011 agreement, as amended in December 2015, with the Russian government entity Joint Stock Company “TENEX”. Refer to Note 16, Commitments and Contingencies to the consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds described above, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements, obligations, or other relationships as of December 31, 2016, or December 31, 2015.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1 of the consolidated financial statements for information on new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2016, the balance sheet carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

We have not entered into financial instruments for trading purposes. As of December 31, 2016, our debt consisted of the PIK Toggle Notes with a principal amount of $234.6 million. The estimated fair value of the PIK Toggle Notes was $107.4 million based on the most recent trading price as of December 31, 2016.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, are set forth on the pages indicated in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting described below in Management’s Annual Report on Internal Control Over Financial Reporting.

Notwithstanding the material weakness described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule13a-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that a material weakness exists in our internal control over financial reporting as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective controls over the calculation of the decontamination and decommissioning (“D&D”) obligation. Specifically, we did not maintain effective controls at an appropriate level of precision over the review of the spreadsheets used in the calculation of the D&D obligation and the cost estimates supporting the calculation. This resulted in a material adjustment in the fourth quarter D&D obligation balance, which was recorded prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2016.

The errors arising from the underlying deficiency did not impact any prior interim or annual period and therefore, did not result in a revision to previously filed financial statements. However, this material weakness could result in misstatements of the aforementioned D&D obligation and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements which would not be prevented or detected in a timely manner.

Because of this material weakness, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on criteria described in Internal Control - Integrated Framework (2013) issued by COSO.

Remediation Efforts to Address Material Weakness

Management is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control over accounting for our D&D obligation. The remediation plan is expected to include, at a minimum, implementing additional review controls as well as enhancing and formalizing existing processes over the D&D obligation.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 28, 2017, we amended our Second Amended and Restated Bylaws and such amendments became effective on the same date. The amendment amends Article II, Sections 1 (Place of Meetings), Section 2 (Annual Meetings) and Section 7 (List of Stockholders Entitled to Vote), and adds a new Article X (Electronic Transmission) that permits our Board of Directors, at their sole discretion, to authorize our stockholders and proxy holders not physically present at a meeting of stockholders to use remote communication (a) to participate in a meeting of stockholders; and (b) be deemed present in person and vote at a meeting of stockholders whether such meeting is to be held at a designated place or solely by means of remote communication, provided that (i) we implement reasonable measures to verify that each person deemed present and permitted to vote at the meeting by means of remote communication is a stockholder or proxy holder; (ii) we implement reasonable measures to provide such stockholders and proxy holders a reasonable opportunity to participate in the meeting and to vote on matters submitted to the stockholders, including an opportunity to read or hear the proceedings of the meeting substantially concurrently with such proceedings; and (iii) if any stockholder or proxy holder votes or takes other action at the meeting by means of remote communication, we retain a record of such vote or other action. The amendment also amends Article VII, Section 1 (Notices) to allow for notices given by electronic transmission to directors, committee members and stockholders. The foregoing summary of the amendment is qualified in its entirety by reference to the text of our Third Amended and Restated Bylaws, as amended as described above, which is attached as Exhibit 3.2 hereto and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, Governance Information, Section 16(a) Beneficial Ownership Reporting Compliance, and Board and Committee Membership in the Company’s Proxy Statement for the 2017 annual meeting of stockholders (the “2017 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Executive Compensation, and Compensation of Directors in the 2017 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2017 Proxy Statement is incorporated herein by reference.

Information concerning the common stock that may be issued under the 2014 Equity Incentive Plan appearing under the caption Equity Compensation Plan Information in the 2017 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2017 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2017 Proxy Statement is incorporated herein by reference.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

March 31, 2017	/s/ Daniel B. Poneman
Daniel B. Poneman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2017:

Signature	Title

/s/ Daniel B. Poneman	President and Chief Executive Officer (Principal Executive Officer) and Director
Daniel B. Poneman

/s/ Stephen S. Greene	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Stephen S. Greene

/s/ John C. Dorrian	Controller and Chief Accounting Officer (Principal Accounting Officer)
John C. Dorrian

/s/ Mikel H. Williams	Chairman of the Board and Director
Mikel H. Williams

/s/ Theodore J. Dalheim, Jr.	Director
Theodore J. Dalheim, Jr.

/s/ Michael Diament	Director
Michael Diament

/s/ Osbert Hood	Director
Osbert Hood

/s/ W. Thomas Jagodinski	Director
W. Thomas Jagodinski

/s/ Patricia J. Jamieson	Director
Patricia J. Jamieson

/s/ Suleman E. Lunat	Director
Suleman E. Lunat

/s/ William J. Madia	Director
William J. Madia

/s/ Michael P. Morrell	Director
Michael P. Morrell

/s/ Hiroshi Sakamoto	Director
Hiroshi Sakamoto

CENTRUS ENERGY CORP.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Centrus Energy Corp.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Centrus Energy Corp. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 31, 2017

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$260.7	$234.0
Accounts receivable, net	19.9	26.5
Inventories	177.4	319.2
Deferred costs associated with deferred revenue	89.3	63.1
Other current assets	13.3	15.2
Total current assets	560.6	658.0
Property, plant and equipment, net	6.0	3.5
Deposits for surety bonds	29.5	29.8
Intangible assets, net	93.3	105.8
Other long-term assets	24.1	23.0
Total assets	$713.5	$820.1

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$46.4	$44.8
Payables under SWU purchase agreements	59.6	85.4
Inventories owed to customers and suppliers	57.5	106.8
Deferred revenue	123.6	83.9
Decontamination and decommissioning obligations	38.6	29.4
Total current liabilities	325.7	350.3
Long-term debt	234.1	247.0
Postretirement health and life benefit obligations	171.3	184.3
Pension benefit liabilities	179.9	172.3
Other long-term liabilities	38.6	31.9
Total liabilities	949.6	985.8
Commitments and contingencies (note 16)
Stockholders’ deficit
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized, none issued	—	—
Common stock, Class A, par value $0.10 per share, 70,000,000 shares authorized, 7,563,600 shares issued and outstanding	0.8	0.8
Common stock, Class B, par value $0.10 per share, 30,000,000 shares authorized, 1,436,400 shares issued and outstanding	0.1	0.1
Excess of capital over par value	59.5	59.0
Accumulated deficit	(296.7)	(229.7)
Accumulated other comprehensive income, net of tax	0.2	4.1
Total stockholders’ deficit	(236.1)	(165.7)
Total liabilities and stockholders’ deficit	$713.5	$820.1

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2016	2015
Revenue:
Separative work units	$258.5	$289.9
Uranium	14.3	65.5
Contract services	38.5	62.8
Total revenue	311.3	418.2
Cost of Sales:
Separative work units and uranium	234.3	285.3
Contract services	31.9	64.0
Total cost of sales	266.2	349.3
Gross profit	45.1	68.9
Advanced technology license and decommissioning costs	47.9	33.0
Selling, general and administrative	46.2	42.6
Amortization of intangible assets	12.5	13.4
Impairment of excess reorganization value	—	137.2
Special charges for workforce reductions and advisory costs	1.4	13.2
Gains on sales of assets	(1.2)	(2.1)
Operating loss	(61.7)	(168.4)
Gain on early extinguishment of debt and debt restructuring costs	(13.0)	—
Interest expense	19.7	19.6
Investment income	(0.8)	(0.3)
Loss before income taxes	(67.6)	(187.7)
Provision (benefit) for income taxes	(0.6)	(0.3)
Net loss	$(67.0)	$(187.4)

Net loss per share - basic and diluted	$(7.36)	$(20.82)
Weighted-average number of shares outstanding - basic and diluted	9.1	9.0

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Year Ended December 31,
	2016	2015
Net loss	$(67.0)	$(187.4)
Other comprehensive loss, before tax (Note 17):
Prior service cost arising during the period	(3.6)	—
Amortization of prior service credits, net	(0.3)	(0.3)
Other comprehensive loss, before tax	(3.9)	(0.3)
Income tax benefit related to items of other comprehensive income	—	—
Other comprehensive loss, net of tax	(3.9)	(0.3)
Comprehensive loss	$(70.9)	$(187.7)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2016	2015
Operating Activities
Net loss	$(67.0)	$(187.4)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	13.1	13.8
Impairment of excess reorganization value	—	137.2
Immediate recognition of net actuarial losses (gains)	1.4	(29.6)
PIK interest on paid-in-kind toggle notes	9.7	5.4
Gain on early extinguishment of debt	(16.7)	—
Gain on sales of assets	(1.2)	(2.1)
Inventory valuation adjustments	3.0	—
Changes in operating assets and liabilities:
Accounts receivable	6.5	29.3
Inventories, net	89.5	90.9
Payables under SWU purchase agreements	(25.8)	(54.7)
Deferred revenue, net of deferred costs	13.4	2.6
Accounts payable and other liabilities	10.4	(1.8)
Other, net	1.4	4.9
Cash provided by operating activities	37.7	8.5

Investing Activities
Capital expenditures	(3.0)	(0.3)
Proceeds from sales of assets	1.5	2.0
Deposits for surety bonds - net decrease	0.3	5.0
Cash (used in) provided by investing activities	(1.2)	6.7

Financing Activities
Repurchase of debt	(9.8)	—
Cash used in financing activities	(9.8)	—

Increase in cash and cash equivalents	26.7	15.2
Cash and cash equivalents at beginning of period	234.0	218.8
Cash and cash equivalents at end of period	$260.7	$234.0

Supplemental cash flow information:
Interest paid	$6.5	$12.2
Income taxes paid, net of refunds	—	0.3
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$3.4	$1.8

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except per share data)

	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2014	$0.8	$0.1	$58.6	$(42.3)	$4.4	$21.6
Net loss	—	—	—	(187.4)	—	(187.4)
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(0.3)	(0.3)
Restricted stock units and stock options issued, net of amortization	—	—	0.4	—	—	0.4
Balance at December 31, 2015	$0.8	$0.1	$59.0	$(229.7)	$4.1	$(165.7)

Net loss	—	—	—	(67.0)	—	(67.0)
Other comprehensive loss, net of tax (Note 17)	—	—	—	—	(3.9)	(3.9)
Restricted stock units and stock options issued, net of amortization	—	—	0.5	—	—	0.5
Balance at December 31, 2016	$0.8	$0.1	$59.5	$(296.7)	$0.2	$(236.1)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”) were prepared in conformity with generally accepted accounting principles in the U.S. (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current presentation.

The consolidated financial statements include the accounts of Centrus, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”), and its other subsidiaries. All material intercompany transactions are eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the consolidated financial statements. Significant estimates and judgments include, but are not limited to, asset valuations, American Centrifuge decontamination and decommissioning obligations, pension and postretirement health and life benefit costs and obligations, the tax bases of assets and liabilities, the future recoverability of deferred tax assets, and determination of the valuation allowance for deferred tax assets. Actual results may differ from such estimates, and estimates may change if the underlying conditions or assumptions change.

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

SWU and uranium inventory costs are determined using the monthly moving average cost method. SWU and uranium purchase costs include shipping costs when applicable. Inventories of SWU and uranium are valued at the lower of cost or net realizable value (“NRV”). NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The estimated selling price for SWU and uranium is based on the pricing terms of contracts in the Company’s sales order book, and, for uranium not under contract, the estimated selling price is based primarily on published price indicators at the balance sheet date.

Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between Centrus and domestic fabricators, fabricators order quantities of LEU from Centrus based on scheduled or anticipated orders from utility customers for deliveries in future periods. As delivery obligations under actual customer orders arise, Centrus satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. Centrus’ balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from Centrus and the fabricator’s needs for working stock of LEU. Balances can be positive or negative at the discretion of the fabricator. Fabricators have other inventory supplies and, where a fabricator has elected to order less material from Centrus than Centrus is required to deliver to its customers at the fabricator, the fabricator will use these other inventories to satisfy Centrus’ customer order obligations on Centrus’ behalf. In such cases, the transfer of title of LEU from Centrus to the customer results in quantities of SWU and uranium being owed by Centrus to the fabricator. The amounts of SWU and uranium owed to fabricators are satisfied as future deliveries of LEU to fabricators are made.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at acquisition cost. Leasehold improvements and machinery and equipment are depreciated on a straight line basis over the shorter of the useful life of the assets or the lease term, if applicable. Refer also to Carrying Value of Long-Lived Assets below.

Intangible Assets

Centrus has intangible assets resulting from fresh start accounting as a result of emergence from Chapter 11 bankruptcy on September 30, 2014. The identifiable intangible assets relate to the sales order book and customer relationships. The order book intangible asset is amortized as the order book valued at emergence is reduced, principally as result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years. Refer also to Carrying Value of Long-Lived Assets below.

The excess of the reorganization value over the fair value of identified tangible and intangible assets resulted in a nonamortizing intangible asset as of September 30, 2014. The excess reorganization value (or “goodwill”, as defined by the accounting standards) was tested for impairment and was determined to be fully impaired as of October 1, 2015. Therefore, the Company recorded an impairment charge in the fourth quarter of 2015.

Carrying Value of Long-Lived Assets

The carrying values of property, plant and equipment and identifiable intangible assets are subject to impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. Impairment tests are based on a comparison of estimated future cash flows to the carrying value of long-lived assets. If impairment is indicated, the asset carrying value is reduced to its fair value and an impairment loss is recognized.

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

Pursuant to accounting standards, Centrus’ paid-in-kind toggle notes are recorded at face value and the fair value is disclosed. The estimated fair value of the paid-in-kind toggle notes is based on the most recent trading price as of the balance sheet date. Debt issuance costs are deferred and amortized over the life of the instrument.

The balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities, and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

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

In a limited number of sales transactions, title to uranium or LEU is transferred to the customer without Centrus physically delivering the uranium or LEU to the customer. In such cases, risk of loss remains with Centrus until physical delivery occurs. At the time transfer of title occurs, a performance obligation for Centrus is created and a receivable is recorded. Cash is collected for the receivable under normal credit terms. The recognition of revenue and related cost of sales occurs at the time physical delivery occurs and risk of loss transfers to the customer.

On occasion, Centrus will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium received in exchange for the SWU.

Contract Services Revenue

The contract services segment consists primarily of revenue and cost of sales for engineering and testing work Centrus performs under an agreement with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”). The contract services segment also includes limited services provided by Centrus to the U.S. Department of Energy (“DOE”) and its contractors at the Portsmouth site related to facilities the Company leases from DOE.

Contract services revenue includes billings for fees and payments for allowable costs that are determined in accordance with the terms of the underlying contracts. The contract with UT-Battelle provides for fixed payments for monthly reports. Revenue is recognized as work is performed and as fees are earned. The Company’s spending levels for the UT-Battelle contract work are consistent with the fixed funding levels. The Company’s costs in support of receiving payment under the UT-Battelle contract consist of allowable costs under government cost accounting standards (“CAS”). Allowable costs include direct costs as well as allocations of indirect plant and corporate overhead costs determined in accordance with CAS. Allowable costs are subject to audit by the Defense Contract Audit Agency (“DCAA”), or such other entity that DOE authorizes to conduct the audit.

Centrus and DOE have yet to fully settle the Company’s claims for reimbursements for allowable costs related to past contract work performed at the Portsmouth and Paducah sites. The final settlement is subject to Federal Acquisition Regulations requiring the DOE contracting officer to conduct negotiations and prepare a written indirect cost agreement. Revenue resulting from final billing rates is recognized upon completion of the government audits and notice by DOE authorizing final billing. DOE historically has not approved Centrus’ provisional billing rates and has not completed audits of Centrus’ incurred cost submissions and authorized final payments in a timely manner. Additional details are provided in Note 4, Receivables. There is the potential for additional revenue to be recognized, based on the outcome of DOE reviews and audits, as the result of the release of previously established receivable related reserves. However, since these periods have not been finalized with DOE, uncertainty exists and Centrus has not yet recognized this additional revenue.

Advanced Technology License and Decommissioning Costs

American Centrifuge expenses that are outside of our contracts with UT-Battelle are included in Advanced Technology License and Decommissioning Costs, including ongoing costs to maintain the demobilized Piketon facility and our licenses from the U.S. Nuclear Regulatory Commission (“NRC”) at that location. In the second quarter of 2016, the Company commenced with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the requirements of the NRC and DOE. Refer to Note 3, Contract Services and Advanced Technology License and Decommissioning Costs, and Note 16, Commitments and Contingencies, for further details regarding the American Centrifuge project.

Pension and Postretirement Health and Life Benefit Plans

The Company provides retirement benefits to certain employees and retirees under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Plan assets and benefit obligations are remeasured each year as of the balance sheet date, or when lump-sum payments exceed certain levels, resulting in differences between actual and projected results. The Company has elected to recognize these actuarial gains and losses immediately in the statement of operations to provide transparency regarding the impacts of changes in plan assets and benefit obligations.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB issued amendments in 2015 and 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The revenue recognition standard will become effective for the Company beginning with the first quarter of 2018. The Company is evaluating the effect that the provisions of ASU 2014-09 will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), which requires an evaluation of whether there is substantial doubt about a company’s ability to continue as a going concern and provide certain disclosures depending on the result of such evaluation. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. If management identifies such conditions or events, ASU 2014-15 requires disclosures in the notes to the financial statements that outline whether or not there are any plans intended to mitigate the relevant conditions or events to alleviate the substantial doubt. ASU 2014-15 was effective for the Company beginning in the fourth quarter of 2016. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), requiring the presentation of debt issuance costs in the balance sheet as a reduction in the carrying amount of the related debt liability instead of a deferred charge asset. Centrus adopted ASU 2015-03 with retrospective application beginning with the first quarter of 2016. The reclassification of debt issuance costs did not have a material impact on Centrus’ consolidated financial statements. Refer to Note 9, Debt, for details.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting expense recognition in the statement of operations. ASU 2016-02 is effective for the Company in the first quarter of 2019, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is evaluating the effect that the provisions of ASU 2016-02 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in the first quarter of 2017. Under ASU 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur. The provisions of ASU 2016-09 are not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. It is intended to reduce diversity in practice by providing guidance on eight specific cash flow issues. ASU 2016-15 is effective for the Company beginning in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The provisions of ASU 2016-15 are not expected to have a material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-09 is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted. The provisions of ASU 2016-16 are not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is to be applied retrospectively for each period presented, and is effective for the Company beginning in the first quarter of 2018. Early adoption is permitted. The provisions of ASU 2016-18 are not expected to have a material impact on the Company’s consolidated financial statements.

2. SPECIAL CHARGES

Enrichment Cessation and Evolving Business Needs

The cessation of enrichment at the Paducah Gaseous Diffusion Plant (the “Paducah GDP”) and evolving business needs have resulted in workforce reductions since July 2013. Special charges include related termination benefits less severance paid by the Company and invoiced to the U.S. Department of Energy (“DOE”) for its share of employee severance pursuant to the USEC Privatization Act.

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology. The Company has incurred advisory costs related to the reengineering project of $1.0 million in 2016. In addition, special charges in 2016 included termination benefits of $0.3 million related to voluntary workforce reductions.

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

A summary of termination benefit activity and related liabilities follows (in millions):

	Liability Dec. 31, 2014	2015				Liability Dec. 31, 2015	2016		Liability Dec. 31, 2016
		Special Charges		Paid			Special Charges	Paid
Workforce reductions:
Enrichment cessation and evolving business needs	$2.4	$4.5	(a)	$(6.6)	(a)	$0.3	$0.3	$(0.5)	$0.1
Piketon demonstration facility	—	8.7		(0.3)		8.4	0.1	(3.1)	5.4	(b)
	$2.4	$13.2		$(6.9)		$8.7	$0.4	$(3.6)	$5.5

(a) Net of $0.4 million billed to and paid by DOE.
(b) Includes $2.1 million included in long-term liabilities.

3. CONTRACT SERVICES AND ADVANCED TECHNOLOGY LICENSE AND DECOMMISSIONING COSTS

The contract services segment includes Revenue and Cost of Sales for engineering and testing work Centrus performs on the American Centrifuge technology under government contract with UT-Battelle. Centrus entered into a new contract with UT-Battelle on September 19, 2016, valued at approximately $25 million for the period from October 1, 2016, through September 30, 2017 (the “2017 ORNL Contract”). The 2017 ORNL Contract provides for payments for monthly reports of approximately $2.0 million per month and additional aggregate payments of $1.0 million based on completion of certain milestones. The 2017 ORNL Contract is currently being funded incrementally. Funding for the program is provided to UT-Battelle by the federal government which is currently operating under a continuing resolution.

The Company’s contract with UT-Battelle that ended September 30, 2016 (the “2016 ORNL Contract”), provided for payments for monthly reports of approximately $2.7 million per month. The amount of funding under the 2016 ORNL Contract decreased from approximately $6.9 million per month received under contract for the government fiscal year that ended September 30, 2015 (the “2015 ORNL Contract”).

Although the 2015 ORNL Contract expired September 30, 2015, Centrus continued to perform work at the expected reduced scope as the parties worked toward a successor agreement. The 2016 ORNL Contract, which was signed in March 2016, provided for payment for reports related to work performed since October 1, 2015. Revenue in 2016 includes $8.1 million for March 2016 reports on work performed in the three months ended December 31, 2015, and $30.4 million for reports on work performed in the year ended December 31, 2016. Expenses for contract work performed in the year ended December 31, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before entering into the 2016 ORNL Contract, were included in Advanced Technology License and Decommissioning Costs in 2015.

American Centrifuge expenses that are outside of the Company’s contracts with UT-Battelle are included in Advanced Technology License and Decommissioning Costs, including ongoing costs to maintain the demobilized Piketon facility and our NRC licenses at that location. In the second quarter of 2016, the Company commenced with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. Charges to Advanced Technology License and Decommissioning Costs included approximately $19 million in 2016 and approximately $7 million in 2015 to increase the accrued D&D liability based on updated cost estimates that reflect changes in the approach and anticipated timeframe over which the work will be conducted. As of December 31, 2016, the Company has accrued $38.6 million on the balance sheet as Decontamination and Decommissioning Obligations for the estimated fair value of the remaining costs to complete the D&D work. Refer to Note 16, Commitments and Contingencies, for additional details.

4.  RECEIVABLES

	December 31,
	2016	2015
	(millions)
Utility customers and other	$15.3	$24.7
Contract services, primarily DOE	4.6	1.8
Accounts receivable, net	$19.9	$26.5

Certain overdue receivables from DOE are included in other long-term assets based on the extended timeframe expected to resolve claims for payment. Unpaid invoices to DOE related to filed claims totaled approximately $78 million as of December 31, 2016, and December 31, 2015. Due to the lack of a resolution with DOE and uncertainty regarding the timing and amount of future collections, the long-term receivable for accounting purposes is $22.8 million as of December 31, 2016, and $23.0 million as of December 31, 2015, including updated submissions for final indirect rates and incurred costs, as well as invoices for interest.

Centrus believes that DOE has failed to establish appropriate provisional billing and final indirect cost rates on a timely basis and the Company has filed claims with DOE for payment under the Contract Disputes Act (“CDA”). DOE denied the Company’s claims for payment of $38.0 million for the periods through 2011, and on May 30, 2013, the Company appealed DOE’s denial of its claims to the U.S. Court of Federal Claims. The Company has been able to reach a resolution on a portion of the amounts claimed, and DOE has now paid approximately $6.7 million of claims for work performed in 2003 through 2007. The Court dismissed claims against DOE related to approximately $3.8 million due from prime subcontractors to DOE. The Company is pursuing payment of such claims directly from DOE subcontractors, of which $0.4 million has been received. On October 5, 2015, the Company filed a motion for summary judgment on three issues which would be dispositive on most of the amounts claimed by the Company in the litigation. The briefing on the motion for summary judgment is complete. The parties are engaged in settlement discussions and further action on the case is stayed pending the outcome of such discussions.

In December 2012, the Company invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013, and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013, under the CDA for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015, but there is no assurance the Company will be successful in its appeal. The parties are engaged in settlement discussions and further action on the case is stayed pending the outcome of such discussions. The Company has a full valuation allowance for this claim due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts the Company has invoiced to date.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company or (b) to reduce outstanding receivables balances due from DOE. A payments balance of $19.3 million as of December 31, 2016, and $19.4 million as of December 31, 2015, is included in other long-term liabilities pending resolution of the long-term receivables from DOE described above.

5. INVENTORIES

Centrus holds natural uranium and the uranium and SWU components of LEU at licensed locations. Components of inventories follow (in millions):

	December 31, 2016			December 31, 2015
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$115.8	$15.2	$100.6	$221.5	$33.1	$188.4
Uranium	61.4	42.3	19.1	97.5	73.7	23.8
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$177.4	$57.5	$119.9	$319.2	$106.8	$212.4

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

6. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2015	Additions / (Depreciation)	Retirements	December 31, 2016
Land	$1.2	$—	$—	$1.2
Leasehold improvements	0.9	2.3	(0.2)	3.0
Machinery and equipment	1.6	0.1	—	1.7
Other	0.3	0.6	—	0.9
Property, plant and equipment, gross	4.0	3.0	(0.2)	6.8
Accumulated depreciation	(0.5)	(0.5)	0.2	(0.8)
Property, plant and equipment, net	$3.5	$2.5	$—	$6.0

Additions to property, plant and equipment in the year ended December 31, 2016, include leasehold improvements of $1.7 million that were funded by the owner of the Company’s corporate headquarters. Corresponding deferred rent credits are included in long-term liabilities and are being amortized as a reduction to rent expense over the lease term.

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
Identifiable intangible assets consist of the following (in millions):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$19.9	$34.7	$54.6	$12.0	$42.6
Customer relationships	68.9	10.3	58.6	68.9	5.7	63.2
	$123.5	$30.2	$93.3	$123.5	$17.7	$105.8

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2017	$10.6
2018	8.9
2019	8.6
2020	9.7
2021	8.6
Thereafter	46.9
$93.3

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

The Company tested the carrying amount of the excess reorganization value for impairment using the two-step quantitative approach outlined in Accounting Standards Codification Topic 350, Intangibles - Goodwill and Other. The reporting unit for purposes of assigning and assessing the excess reorganization value is the Company’s LEU operations.

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

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,
($ millions)	2016	2015

Trade payables	$11.5	$5.4
Compensation and employee benefits	12.5	19.2
Postretirement health and life benefit obligations - current	13.8	5.3
Severance	3.4	8.7
Other accrued liabilities	5.2	6.2
	$46.4	$44.8

9. DEBT

A summary of long-term debt follows (in millions):

	8% Paid-in-Kind Toggle Notes	Deferred Issuance Costs	Total Long-Term Debt
December 31, 2014	$240.4	$(0.7)	$239.7
PIK Interest	7.2	—	7.2
Amortization	—	0.1	0.1
December 31, 2015	$247.6	$(0.6)	$247.0
PIK Interest	13.1	—	13.1
Repurchases	(26.1)	—	(26.1)
Amortization/Repurchases	—	0.1	0.1
December 31, 2016	$234.6	$(0.5)	$234.1

On February 14, 2017, pursuant to an exchange offer and consent solicitation, Centrus exchanged $204.9 million of PIK Toggle Notes for $74.3 million of 8.25% notes due 2027 (the “8.25% Notes”), 104,574 shares of Series B Preferred Stock with liquidation preference of $1,000 per share, and $27.6 million of cash, leaving $29.6 million of PIK Toggle Notes remaining outstanding. Refer to Note 19, Subsequent Event.

In June 2016, Centrus repurchased some of the Company’s 8.0% paid-in-kind (“PIK”) toggle notes (the “PIK Toggle Notes”) pursuant to a pre-arranged trading plan. The Company made cash payments of $9.8 million for PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million. The gain on the early extinguishment of the PIK Toggle Notes was $16.7 million, net of commissions and unamortized deferred issuance costs totaling $0.1 million.

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

The PIK Toggle Notes pay interest at a rate of 8.0% per annum. Interest is payable semi-annually in arrears based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the PIK Toggle Notes in the form of PIK payments. In 2015, the PIK option was up to 3.0% per annum. For payments in 2016 and through the semi-annual interest period ending March 31, 2017, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum. Interest payable as of December 31, 2016, is $4.7 million, of which the cash portion of $1.5 million is included in accounts payable and accrued liabilities and the PIK portion of $3.2 million is included in other long-term liabilities.

Issuance costs for the PIK Toggle Notes were deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the PIK Toggle Notes.

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

•	Level 3 – unobservable inputs in which little or no market data exists.

Financial Instruments Recorded at Fair Value (in Millions)

	December 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$260.7	$—	$—	$260.7	$234.0	$—	$—	$234.0
Deferred compensation asset (a)	1.1	—	—	1.1	—	1.5	—	1.5

Liabilities:
Deferred compensation obligation (a)	1.1	—	—	1.1	—	1.4	—	1.4

(a)
The deferred compensation obligation represents the balance of deferred compensation plus net investment earnings. The deferred compensation plan is funded through a rabbi trust. As of December 31, 2016, trust funds were invested in mutual funds for which unit prices are quoted in active markets and are classified within Level 1 of the valuation hierarchy. As of December 31, 2015, the trust was informally funded using variable universal life insurance. The cash surrender value of the life insurance policies was designed to track the deemed investments of the plan participants. Investment crediting options consisted of institutional and retail investment funds. The deemed investments were classified within Level 2 of the valuation hierarchy because (i) of the indirect method of investing and (ii) unit prices of institutional funds are not quoted in active markets.

The transfers from Level 2 to Level 1 noted above comprised the only transfers between Levels 1, 2 or 3 during the periods presented.

Other Financial Instruments

As of December 31, 2016, and December 31, 2015, the balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The principal balance and estimated fair value of the PIK Toggle Notes follow (in millions):

	December 31,
	2016	2015
Principal balance	$234.6	$247.6
Estimated fair value	107.4	36.9

The estimated fair value of the PIK Toggle Notes is based on the most recent trading price as of the balance sheet date (Level 1).

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 5,000 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 4,000 employees, retirees and dependents covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to non-qualified supplemental pension plans, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008 who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or postretirement health and life benefit plans.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow (in millions):

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Changes in Benefit Obligations:
Obligations at beginning of period	$832.8	$961.4	$203.5	$237.7
Actuarial (gains) losses, net	19.1	(55.2)	(9.2)	(30.2)
Service costs	3.8	5.8	—	0.2
Interest costs	35.4	36.9	8.2	8.8
Benefits paid	(60.9)	(62.1)	(13.3)	(13.1)
Lump sum benefits paid	(12.2)	(50.6)	—	—
Less federal subsidy on benefits paid	—	—	—	0.1
Plan change	—	—	3.6	—
Administrative expenses paid	(3.4)	(3.4)	—	—
Obligations at end of period	814.6	832.8	192.8	203.5
Changes in Plan Assets:
Fair value of plan assets at beginning of period	656.3	772.4	13.8	26.3
Actual return on plan assets	50.2	(8.0)	0.5	0.4
Company contributions	4.1	8.0	6.7	0.2
Benefits paid	(60.9)	(62.1)	(13.3)	(13.1)
Lump sum benefits paid	(12.2)	(50.6)	—	—
Administrative expenses paid	(3.4)	(3.4)	—	—
Fair value of plan assets at end of period	634.1	656.3	7.7	13.8
(Unfunded) status at end of period	(180.5)	(176.5)	(185.1)	(189.7)

Amounts recognized in assets and liabilities:
Current liabilities	$(0.6)	$(4.2)	(13.8)	(5.4)
Noncurrent liabilities	(179.9)	(172.3)	(171.3)	(184.3)
	$(180.5)	$(176.5)	$(185.1)	$(189.7)
Amounts in accumulated other comprehensive income (loss), pre-tax:
Prior service cost (credit)	$—	$—	$(2.6)	$(6.6)

Discount rate used to determine benefit obligations at end of period:	4.1%	4.5%	3.9%	4.2%

The current liabilities reflect expected contributions for benefit payments for the non-qualified plans and the postretirement health and life benefit plans in the following year.

The discount rates above, rounded to the nearest 0.1%, are the estimated rates at which the benefit obligations could be effectively settled on the measurement date and are based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans.

Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. These actuarial gains and losses are recognized in the statement of operations in the fourth quarter. In addition, an interim remeasurement and recognition of gains or losses may be required for a plan during the year when lump-sum payments exceed, or are expected to exceed, the sum of the service cost and interest cost components of the annual net periodic benefit cost for that plan for the current year.

The defined benefit pension plans currently allow for a lump sum payment option to (a) active employees who are terminated as a result of company reductions in force and (b) periodically to terminated vested participants. The lump sum payment option was most recently extended through September 2019 to those terminated vested participants who have not yet begun receiving their benefits and have been terminated as a result of a reduction in force by the Company, or due to voluntary termination or involuntary termination, other than involuntary termination as a termination for cause.

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. Effective August 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $814.6 million as of December 31, 2016, and $832.8 million as of December 31, 2015. As of December 31, 2016, none of Centrus’ plans had fair value of plan assets in excess of accumulated benefit obligations.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Loss
(in millions)

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Net Periodic Benefit Costs
Service costs	$3.8	$5.8	$—	$0.2
Interest costs	35.4	36.9	8.2	8.8
Expected return on plan assets (gains)	(42.0)	(47.4)	(0.3)	(0.8)
Actuarial (gains) losses, net	10.9	0.2	(9.5)	(29.8)
Amortization of prior service costs (credits), net	—	—	(0.3)	(0.3)
Net periodic benefit costs (credits)	$8.1	$(4.5)	$(1.9)	$(21.9)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net prior service costs (credits)	—	—	3.6	—
Amortization of prior service (costs) credits, net	—	—	0.3	0.3
Total (gain) loss recognized in other comprehensive income (loss), pre-tax	$—	$—	$3.9	$0.3
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$8.1	$(4.5)	$2.0	$(21.6)

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Assumptions used to determine net periodic benefit costs:
Discount rate	4.1%	4.5%	3.9%	4.2%
Expected return on plan assets	6.8%	6.8%	5.0%	5.3%

Net periodic benefit costs include service and interest costs of providing pension benefits that are accrued over the years employees render service. Prior service costs or credits are amortized over the employees’ average remaining years of service from age 40 until the date of full benefit eligibility or the average expected future lifetime of all plan participants, as applicable. Participants in the postretirement health and life benefit plans are generally eligible for benefits at retirement after age 50 with 10 years of continuous credited service at the time of retirement.

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment.

Benefit obligations and prior service costs for the postretirement health and life benefit plans increased $3.6 million in 2016 as a result of a plan change increasing the stipend amount provided by Centrus to Medicare-eligible participants.

Net periodic benefit costs and actuarial gains and losses are allocated to cost of sales for the LEU segment and to selling, general and administrative expense.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2016	2015
Healthcare cost trend rate for the following year	7%	7.5%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2021	2021

A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs of the Successor Company, as follows (in millions):

	One Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$4.0	$(3.8)
Net periodic benefit costs (service and interest cost components only)	$0.3	$(0.3)

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

The allocation of plan assets between equity and debt securities and the target allocation range by asset category follows:

	December 31,
	2016	2015	2017 Target
Defined Benefit Pension Plans:
Equity securities	41%	47%	40	-	60%
Debt securities	59	53	40	-	60
	100%	100%
Postretirement Health and Life Benefit Plans:
Equity securities	100%	64%	85	-	100%
Debt securities	0	36	0	-	15
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2016, and December 31, 2015, categorized by the fair value hierarchy levels described in Note 10, Fair Value Measurements, (in millions):

	Defined Benefit Pension Plans
	Level 1		Level 2		Level 3		Total
	2016	2015	2016	2015	2016	2015	2016	2015
U.S. government securities	$—	$—	$84.7	$61.8	$—	$—	$84.7	$61.8
Corporate debt	—	—	217.0	206.9	—	—	217.0	206.9
Municipal bonds	—	—	6.2	6.8	—	—	6.2	6.8
Mortgage and asset backed securities	—	—	5.4	—	—	—	5.4	—
Fair value of investments by hierarchy level	$—	$—	$313.3	$275.5	$—	$—	$313.3	$275.5
Investments measured at NAV (a)							318.3	377.2
Accrued interest receivable							3.5	3.5
Unsettled transactions							(1.0)	0.1
Plan assets							$634.1	$656.3

	Postretirement Health and Life Benefit Plans
	Level 1		Level 2		Level 3		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Money market funds	$0.2	$1.0	$—	$—	$—	$—	$0.2	$1.0
Bond mutual funds	7.5	4.0	—	—	—	—	7.5	4.0
Equity mutual funds	—	8.8	—	—	—	—	—	8.8
Fair value of investments by hierarchy level	$7.7	$13.8	$—	$—	$—	$—	$7.7	$13.8

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

Benefit Plan Cash Flows

Centrus expects to contribute $1.1 million to the qualified defined benefit pension plans, $0.6 million to the non-qualified defined benefit pension plans and $13.8 million to the postretirement health and life benefit plans in 2017. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”).

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans
2017	$60.4	$21.5
2018	59.4	20.4
2019	58.0	19.0
2020	56.1	17.2
2021	55.0	15.8
2022 to 2026	258.9	61.3

Other Plans

Centrus sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $2.4 million in 2016 and $3.0 million in 2015.

Under the Executive Deferred Compensation Plan, qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone due to annual compensation limitations of the Internal Revenue Code are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan. Centrus matching contributions amounted to less than $0.1 million in 2016 and 2015.

12. STOCK-BASED COMPENSATION

The Company’s 2014 Equity Incentive Plan authorizes the issuance stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock based awards, as well as cash-based awards to employees, officers, directors and other individuals providing services to the Company or its affiliates. The plan authorizes the issuance of up to 1,000,000 shares of Class A Common Stock. As of December 31, 2016, there were approximately 414,000 shares available for future awards, including approximately 63,000 shares associated with awards which terminated or were cancelled without being exercised.

A summary of stock-based compensation costs follows (in millions):

	Year Ended December 31,
	2016	2015

Total stock-based compensation costs:
Restricted stock units	$0.2	$0.2
Stock options	0.3	0.2
Expense included in selling, general and administrative expense	$0.5	$0.4

Total recognized tax benefit	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

As of December 31, 2016, there was $0.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted, of which $0.7 million relates to stock options and less than $0.1 million relates to restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized over the requisite service period, on a straight-line basis the over the vesting period.

Restricted Stock Units

Non-employee, independent directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. Settlement of these restricted stock units is made in shares of Class A Common Stock only upon the director’s retirement or other end of service. The restricted stock units vest over one year; however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. As of December 31, 2016, approximately 103,300 shares of restricted stock units could potentially become Class A Common Stock once vested and settled.

The fair value of restricted stock units is determined based on the closing price of Class A Common Stock on the grant date. Compensation cost for restricted stock units is amortized to expense on a straight-line basis over the vesting period.

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

The expected term of options granted is the estimated period of time from the beginning of the vesting period to the date of expected exercise or other settlement, based on historical exercises and post-vesting terminations. Centrus has estimated the expected term using the simplified method described in SEC Staff Accounting Bulletin No. 107/110, Share-Based Payment, due to the lack of historical exercise and post-vesting termination information available for the Company since its reorganization. Future stock price volatility is estimated based on the Company’s historical volatility. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. Historical data are used to estimate pre-vesting option forfeitures at the time of grant. Estimates for option forfeitures are revised in subsequent periods if actual forfeitures differ from those estimates. Compensation expense is recognized for stock option awards that are expected to vest.

Assumptions used in the Black-Scholes option pricing model to value option grants follow:

	Year Ended December 31,
	2016	2015

Risk-free interest rate	1.91%	1.91%
Expected volatility	75%	75%
Expected option life (years)	6	6
Weighted-average grant date fair value	$1.77	$2.62
Options granted (in thousands)	15	437

Stock options vest and become exercisable in equal annual installments over a three or four year period and expire ten years from the date of grant. A summary of stock option activity follows:

	Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)

Outstanding at December 31, 2015	475	$4.09	9.3	$—
Granted	15	$2.68
Exercised	—	—
Forfeited/Cancelled	(7)	$5.62
Outstanding at December 31, 2016	483	$4.02	8.4	$1.1
Exercisable at December 31, 2016	141	$4.12	8.3	$0.3

Stock options outstanding and options exercisable at December 31, 2016, follow:

Stock Exercise Price	Options Outstanding (thousands)	Weighted Average Remaining Contractual Life in Years	Options Exercisable (thousands)

$5.62	30	7.9	20.0
$4.37	300	8.2	75.0
$3.90	23	8.6	8.0
$3.93	15	8.6	5.0
$2.71	50	8.8	16.0
$2.75	50	8.8	17.0
$2.68	15	9.5	—

13. INCOME TAXES

Provision (Benefit)

The provision (benefit) for income taxes from continuing operations is as follows (in millions):

	Year Ended December 31,
	2016	2015
Current:
Federal	$—	$—
State and local	(0.6)	(0.3)
Foreign	—	—
	(0.6)	(0.3)
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—
	—	—
	$(0.6)	$(0.3)

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Employee benefits costs	$139.3	$140.8
Inventory	—	3.1
Property, plant and equipment	318.8	437.1
Net operating loss and credit carryforwards	254.9	114.3
Accrued expenses	14.9	9.1
Other	12.6	11.9
	740.5	716.3
Valuation allowance	(702.2)	(676.4)
Deferred tax assets, net of valuation allowance	$38.3	$39.9

Deferred tax liabilities:
Inventory	$2.6	$—
Intangible assets	33.0	37.3
Prepaid expenses	2.7	2.6
Deferred tax liabilities	$38.3	$39.9
	$—	$—

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

Centrus has federal net operating losses of $725.8 million that currently expire through 2036. The federal net operating losses as well as other tax attributes consisting primarily of tax basis in property of approximately $15.3 million have been reduced as a result of Centrus’ cancellation of debt income of approximately $340 million as prescribed by Internal Revenue Code Section 108. Centrus also has state net operating losses of $17.7 million that currently expire in 2036. The deferred tax assets for state net operating losses and state unrealized built-in loss deductions have been reduced as a result of Centrus’ ownership change and cancellation of debt income in 2014.

Centrus experienced an ownership change as defined under Internal Revenue Code Section 382 on September 30, 2014 when it emerged from bankruptcy. Generally, after an ownership change, the use of federal and state net operating loss carryforwards and tax credits generated prior to the ownership change are subject to an annual limitation. However, there is an exception available to qualifying corporations that eliminates the annual limitation. Centrus is able to utilize this exception for federal purposes, but not for state purposes. The pre-apportioned annual state limitation is $2.9 million. Centrus also had an unrealized built-in loss as of the ownership change date. To the extent this built-in loss is recognized during the five-year period following the ownership change through certain depreciation and loss deductions, the same annual limitation for loss and tax credit carryforwards generally also applies to a built-in loss when it is recognized, unless the exception applies. Centrus is able to utilize the same exception for federal purposes when the built-in loss is recognized, but not for state purposes. To the extent the built-in loss is recognized during the five-year post-ownership change period, the same pre-apportioned annual state limitation will apply so that the combination of loss carryforwards and recognized built-in losses cannot exceed $2.9 million.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Year Ended December 31,
	2016	2015
Federal statutory tax rate	35%	35%
Gain on early extinguishment of debt	6	—
Excess reorganization value	—	(26)
Interest expense	(3)	(1)
Valuation allowance against deferred tax assets	(36)	(9)
State rate changes and tax attributes	(1)	1
	1%	—%

The effective tax rate for the year ended December 31, 2016, includes an adjustment to the valuation allowance against net deferred tax assets of $24.4 million, or 36%. The effective tax rate for the year ended December 31, 2015, includes an adjustment to the excess reorganization value of $137.2 million or 26%, and an adjustment to the valuation allowance against net deferred tax assets of $16.8 million, or 9%.

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in other long-term liabilities, was $0.4 million as of December 31, 2016 and $1.0 million as of December 31, 2015. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the tax provision (state tax, net of federal benefit) decreased $0.4 million during the year ended December 31, 2016 and $0.2 million during the year ended December 31, 2015. The liability for unrecognized tax benefits in the table below relates to state tax unrecognized tax benefits. Centrus believes that the liability for unrecognized tax benefits will be reduced by $0.2 million in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Year Ended December 31,
	2016	2015
Balance at beginning of the period	$1.0	$1.3
Additions to tax positions of current period	—	—
Reductions to tax positions of prior years	(0.6)	(0.3)
Balance at end of the period	$0.4	$1.0

Centrus and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS started an examination of Centrus’ 2008 through 2011 federal income tax returns during 2012 that was completed in the second quarter of 2014 with no adjustment to the reported tax. As of December 31, 2016, the federal and Maryland statutes of limitation are closed with respect to all tax years through 2012, and the Kentucky statute of limitations is closed with respect to all tax years through 2011.

Centrus recognizes accrued interest related to uncertain tax positions as a component of interest expense. Reversals of previously accrued interest for income taxes is typically offset against interest expense, but if the amount is significant, it is reclassified to interest income in the consolidated statement of operations. Centrus recognizes the increase or decrease of accrued penalties for income taxes as a component of selling, general and administrative expense in the consolidated statement of operations.

The impact of accrued interest and penalties for income taxes in the consolidated statement of operations was a reduction to expenses of $0.1 million for years ended December 31, 2016 and 2015. Accrued interest and penalties for income taxes, included as a component of accounts payable and accrued liabilities, totaled $0.1 million as of December 31, 2016, and $0.2 million as of December 31, 2015.

14. NET LOSS PER SHARE

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

	Year Ended December 31,
(in millions, except per share amounts)	2016	2015

Numerator for basic and diluted calculation:
Net loss	$(67.0)	$(187.4)

Denominator:
Weighted average common shares	9.1	9.0
Denominator for basic calculation	9.1	9.0

Weighted average effect of dilutive securities:
Stock compensation awards (a)	—	—
Denominator for diluted calculation	9.1	9.0

Net loss per share - basic and diluted	$(7.36)	$(20.82)

(a)
Compensation awards under the 2014 Equity Incentive Plan resulted in common stock equivalents of less than 0.1 million shares of common stock and are excluded from the diluted calculation as a result of net losses in the years ended December 31, 2016 and 2015.

Options and warrants to purchase shares of common stock having an exercise price greater than the average share market price are excluded from the calculation of diluted net income per share:

	Year Ended December 31,
	2016		2015
Options excluded from diluted net income per share	368,000		375,000
Exercise price of excluded options	$3.90	to	$3.90	to
	$5.62		$5.62

15. STOCKHOLDERS’ EQUITY

The Company’s certificate of incorporation authorizes 20,000,000 shares of preferred stock, par value $1.00 per share, 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). The Company has issued 9,000,000 shares of Common Stock, consisting of 7,563,600 shares of Class A Common Stock and 1,436,400 shares of Class B Common Stock. There were no shares issued in 2015 or 2016. The Company has reserved 1,000,000 shares of Class A Common Stock under its management incentive plan, of which approximately 414,000 shares are available for future awards as of December 31, 2016. Refer to Note 12, Stock-Based Compensation, for additional information.

The Class A Common Stock trades under the symbol “LEU” on the NYSE’s MKT trading platform. Refer to Note 16, Commitments and Contingencies - NYSE MKT Listing Standards Notice.

The Class B Common Stock was issued to Toshiba America Nuclear Energy Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements.

Rights Agreement

On April 6, 2016 (the “Effective Date”), the Company’s Board of Directors (the “Board”) adopted a Section 382 Rights Agreement (the “Rights Agreement”). The Board adopted the Rights Agreement in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations. As of December 31, 2016, the Company had federal net operating losses of $725.8 million that currently expire through 2036.

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

The Board may exempt any acquisition of the Company’s common stock from the provisions of the Rights Agreement if it determines that doing so would not jeopardize or endanger the Company’s use of its tax assets or is otherwise in the best interests of the Company. The Board also has the ability to amend or terminate the Rights Agreement prior to a triggering event.

16. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreement

The Company’s leading supplier of SWU is the Russian government entity Joint Stock Company “TENEX” (“TENEX”). Under a 2011 agreement with TENEX (the “Russian Supply Agreement”), the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that Centrus obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU.

In December 2015, the Company successfully negotiated an amendment to the Russian Supply Agreement to better align the Company’s purchase obligations in light of market conditions generally, the Company’s sales order book, and restrictions on the import of Russian LEU. The amendment extended the Russian Supply Agreement beyond 2022 and gives the Company the right to reschedule quantities of SWU into the period 2023-2026, in return for the purchase of additional SWU in those years. Depending on the total purchase obligations rescheduled to 2023-2026, the Company may defer certain limited quantities beyond 2026.

The amended agreement provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU.  The Company would then have the right to take the unordered SWU in the following year. The December 2015 modification did not change the pricing terms for SWU under the Russian Supply Agreement, which are based on a mix of market-related price points and other factors.

Potential ERISA Section 4062(e) Liability

The Company had been engaged in discussions with the PBGC regarding the status of the qualified pension plans, including potential liabilities under ERISA Section 4062(e) related to employee reductions resulting from ceasing enrichment operations at the Portsmouth and Paducah GDP facilities. In February 2017, the PBGC confirmed that given changes to ERISA Section 4062(e) enacted by Congress in recent years, the Company is able to waive liability with respect to employee reductions at the Portsmouth and Paducah GDP facilities. In addition, the PBGC stated that it agrees to forbear from future action under ERISA Section 4062(e) related to the American Centrifuge project. In its notification to the Company, the PBGC cited the positive results of the Company’s exchange offer and consent solicitation described in Note 19, Subsequent Event.

NYSE MKT Listing Standards Notice

On November 17, 2015, Centrus Energy Corp. received notice from the NYSE MKT LLC (the “NYSE MKT”) indicating that the Company is not in compliance with Sections 1003(a)(i) and (ii) of the NYSE MKT’s Company Guide since the Company reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. The Company submitted a plan to regain compliance with the NYSE MKT’s continued listing standards and the NYSE MKT notified the Company in January 2016 that it accepted the plan. With the NYSE MKT’s acceptance of the plan, the Company has until May 17, 2017, to regain compliance. If the Company is not in compliance with the continued listing standards by May 17, 2017, or if the Company does not make progress consistent with the plan, the NYSE MKT may initiate delisting procedures as appropriate. In the meantime, the Company’s common stock will continue to be traded on the NYSE MKT, subject to ongoing monitoring by the NYSE MKT and the Company’s compliance with all other applicable NYSE MKT requirements.

American Centrifuge

Milestones under the 2002 DOE-USEC Agreement

USEC and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. DOE consented to the assumption by Centrus of the 2002

DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and Centrus under those agreements as part of Centrus’ Chapter 11 bankruptcy process. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

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

Piketon Facility Costs and D&D Obligations

Effective October 1, 2015, the U.S. government discontinued funding of the American Centrifuge demonstration cascade at Piketon. Funding for American Centrifuge is now limited to research and development work at our facilities in Oak Ridge, Tennessee. As a result of reduced program funding, Centrus incurred a special charge in the third quarter of 2015 for estimated employee termination benefits, and began reductions in force. Refer to Note 2, Special Charges, for details. Centrus began to incur expenditures in the second quarter of 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. Centrus leases the Piketon facility from DOE. At the conclusion of the lease, Centrus is obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. The lease will expire on June 30, 2019, unless it is extended. The D&D work is expected to extend through 2017 and be substantially completed by year-end. As of December 31, 2016, we have accrued $38.6 million on the balance sheet as Decontamination and Decommissioning Obligations for the estimated fair value of the remaining costs to complete the D&D work.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatorily-prescribed methodology that includes potential contingent costs and reserves. As of December 31, 2016, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.4 million, which are fully cash collateralized by Centrus. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D and lease obligations.

Waste Disposition

The Company’s prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The treatment and disposal of wastes from our prior operations at the Paducah GDP was completed in 2016. For the former Portsmouth GDP in Piketon, Ohio, DOE agreed in 2011 to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. We agreed to pay DOE for costs for disposing of our share of such wastes. Centrus’ liability for the processing of remaining waste quantities was $0.2 million at December 31, 2016, and $0.7 million at December 31, 2015.

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

Lease Commitments

Expenses under operating leases for office space, equipment and the Piketon and Oak Ridge facilities amounted to $2.9 million in 2016 and $4.3 million in 2015. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2017	$3.1
2018	2.4
2019	1.6
2020	0.9
2021	0.9
Thereafter	5.7
$14.6

Centrus has a lease with DOE for centrifuge testing facilities in Oak Ridge through December 2017. Centrus leases facilities in Piketon for the American Centrifuge Plant from DOE. The current five-year lease term is through June 2019. Centrus has the option to extend the lease term for additional five-year terms. DOE may terminate the lease for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

Centrus leases the office space for its corporate headquarters in Bethesda, Maryland through October 2027 with an option to extend for five years.

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) (“AOCI”) relates to activity in the accounting for pension and postretirement health and life benefit plans. Prior service cost arising during the period and amortization of prior service credits are items reclassified from AOCI and included in the computation of net periodic benefit cost as detailed in Note 11, Pension and Postretirement Health and Life Benefits.

18. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Year Ended December 31,
	2016	2015
United States	$242.8	$272.8
Foreign:
Japan	49.1	77.8
Belgium	*	55.5
Other	19.4	12.1
	68.5	145.4
Total revenue	$311.3	$418.2

* less than 10%

In 2016, our 10 largest customers represented approximately 90% of total revenue and our four largest customers represented approximately 50% of total revenue. In our LEU segment, revenue from Exelon Corporation, South Carolina Electric & Gas and American Electric Power represented approximately 15%, 12% and 11%, respectively, of total revenue in 2016. In 2015, revenue from Exelon Corporation, Synatom S.A. and Kansai Electric Power Co., Inc. represented approximately 25%, 13%, and 10%, respectively, of total revenue. In our contract services segment, the U.S. government and its contractors represented approximately 12% of total revenue in 2016 and 15% of total revenue in 2015. No other customer represented more than 10% of total revenue in 2016 or 2015.

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

	Year Ended December 31,
(in millions)	2016	2015

Revenue
LEU segment:
Separative work units	$258.5	$289.9
Uranium	14.3	65.5
	272.8	355.4
Contract services segment	38.5	62.8
Revenue	$311.3	$418.2

Segment Gross Profit
LEU segment	$38.5	$70.1
Contract services segment	6.6	(1.2)
Gross profit	$45.1	$68.9

	December 31,
(in millions)	2016	2015

Assets
LEU segment	$686.0	$795.3
Contract services segment	27.5	24.8
	$713.5	$820.1

Centrus’ long-term or long-lived assets include property, plant and equipment and other assets are reported on the balance sheet at December 31, 2016, all of which were located in the United States.

19. SUBSEQUENT EVENT

On February 14, 2017, pursuant to an exchange offer and consent solicitation, Centrus exchanged $204.9 million of PIK Toggle Notes for $74.3 million of 8.25% Notes, 104,574 shares of Series B Preferred Stock with liquidation preference of $1,000 per share, and $27.6 million of cash, leaving $29.6 million of PIK Toggle Notes remaining outstanding.

The Company anticipates that it will account for the exchange in the quarter ending March 31, 2017, as a troubled debt restructuring (“TDR”) under Accounting Standards Codification Subtopic 470-60, Debt-Troubled Debt Restructurings by Debtors. For an exchange classified as a TDR, if the future undiscounted cash flows of the newly issued debt and other consideration are less than the net carrying value of the original debt, a gain is recorded for the difference and the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value. The newly issued preferred stock is to be recorded at fair value less transaction costs. Accordingly, the Company expects to recognize the 8.25% Notes and the Series B Preferred Stock on the consolidated balance sheet at approximately $136 million and $5 million, respectively. The Company anticipates a gain related to the note exchange of approximately $34 million in its consolidated statement of operations for the quarter ending March 31, 2017, which is net of transaction costs related to the exchange of approximately $9 million incurred in the first quarter of 2017.

20. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	2016
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Revenue	$90.0	$63.4	$21.4	$136.5	$311.3
Cost of sales	74.2	57.9	23.5	110.6	266.2
Gross profit (loss)	15.8	5.5	(2.1)	25.9	45.1
Advanced technology license and decommissioning costs	12.0	4.7	21.9	9.3	47.9
Selling, general and administrative	11.4	12.5	10.7	11.6	46.2
Amortization of intangible assets	3.2	2.7	1.7	4.9	12.5
Special charges for workforce reductions and advisory costs	—	0.6	0.6	0.2	1.4
Gains on sales of assets	(0.3)	(0.4)	(0.3)	(0.2)	(1.2)
Operating loss	(10.5)	(14.6)	(36.7)	0.1	(61.7)
Gain on early extinguishment of debt and debt restructuring costs	—	(16.7)	—	3.7	(13.0)
Interest expense	5.0	5.1	4.7	4.9	19.7
Investment income	(0.3)	(0.1)	(0.1)	(0.3)	(0.8)
Provision (benefit) for income taxes	(0.6)	—	—	—	(0.6)
Net loss	$(14.6)	$(2.9)	$(41.3)	$(8.2)	$(67.0)

Net loss per share - basic and diluted	$(1.60)	$(0.32)	$(4.54)	$(0.90)	$(7.36)

	2015
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Revenue	$167.8	$63.3	$29.2	$157.9	$418.2
Cost of sales	160.9	59.0	53.6	75.8	349.3
Gross profit (loss)	6.9	4.3	(24.4)	82.1	68.9
Advanced technology license and decommissioning costs	1.8	4.0	1.9	25.3	33.0
Selling, general and administrative	12.3	6.3	13.5	10.5	42.6
Amortization of intangible assets	4.0	2.0	1.1	6.3	13.4
Impairment of excess reorganization value	—	—	—	137.2	137.2
Special charges for workforce reductions	0.6	2.9	9.8	(0.1)	13.2
Gains on sales of assets	(0.8)	(0.7)	(0.3)	(0.3)	(2.1)
Operating loss	(11.0)	(10.2)	(50.4)	(96.8)	(168.4)
Interest expense	4.9	4.9	4.8	5.0	19.6
Investment income	(0.2)	—	(0.1)	—	(0.3)
Provision (benefit) for income taxes	(0.3)	—	—	—	(0.3)
Net loss	$(15.4)	$(15.1)	$(55.1)	$(101.8)	$(187.4)

Net loss per share - basic and diluted	$(1.71)	$(1.68)	$(6.05)	$(11.19)	$(20.82)

The calculation of net loss per share on a dilutive basis is provided in Note 14, Net Loss Per Share. No dilutive effect is recognized in periods in which a net loss has occurred or in which the assumed conversion effect of convertible securities is antidilutive.

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

3.2	Third Amended and Restated Bylaws of Centrus Energy Corp. (a)

3.3
Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Centrus Energy Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 6, 2016).

3.4
Certificate of Designation of Rights, Powers, Preferences, Qualifications, Limitations and Restrictions of Series B Senior Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2017).

4.1
Indenture by and among Centrus Energy Corp., as Issuer, United States Enrichment Corporation, as Note Guarantor and Delaware Trust Company, as Trustee and Collateral Agent, dated as of September 30, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).

4.2
Supplemental Indenture by and among Centrus Energy Corp., as Issuer, United States Enrichment Corporation, as Note Guarantor and Delaware Trust Company, as Trustee and Collateral Agent (filed as Exhibit 4.5 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on February 14, 2017).

4.3
Pledge and Security Agreement by and among Delaware Trust Company, as Collateral Agent, and United States Enrichment Corporation, dated as of September 30, 2014 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).

4.4
Note Subordination Agreement by and among United States Enrichment Corporation and Delaware Trust Company, as Trustee, dated as of September 30, 2014 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014).

4.5
Outstanding Notes Note Subordination Agreement by and among United States Enrichment Corporation and Delaware Trust Company, as Trustee, dated as of February 14, 2017 (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2017).

4.6
Rights Agreement dated as of April 6, 2016, among Centrus Energy Corp., Computershare Inc. (“Computershare”) and Computershare Trust Company, N.A., together with Computershare, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 6, 2016).

4.7	Form of Rights Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 6, 2016).

4.8
Form of First Amendment to Section 382 Rights Agreement by and between Centrus Energy Corp., Computershare Trust Company, N.A. and Computershare Inc., to be dated on or about February 7, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2017).

4.9
Indenture by and among Centrus Energy Corp., as Issuer, United States Enrichment Corporation, as Note Guarantor and Delaware Trust Company, as Trustee and Collateral Agent, dated as of February 14, 2017 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2017).

4.10
Pledge and Security Agreement, dated as of February 14, 2017 by and among Delaware Trust Company, as Collateral Agent, and United States Enrichment Corporation dated as of February 14, 2017 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2017).

4.11
New Notes Note Subordination Agreement by and among United States Enrichment Corporation and Delaware Trust Company, as Trustee, dated as of February 14, 2017 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2017).

4.12
Pari Passu Intercreditor Agreement by and among United States Enrichment Corporation and Delaware Trust Company, as Trustee, dated as of February 14, 2017 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed with the SEC on February 15, 2017).

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

10.17
Amendment No. 005 dated July 7, 2015, to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.18
Amendment No. 006 dated September 4, 2015, to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the SEC on November 12, 2015). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.19
Amendment No. 007 dated October 19, 2015, to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.20
Amendment No. 008 dated December 22, 2015, to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX. (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

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

10.23
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

10.26
Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.77 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015).

10.27	Form of Change in Control Agreement with executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2013). (b)

10.28
Employment Agreement, dated March 6, 2015, by and between Centrus Energy Corp. and Daniel B. Poneman (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015). (b)

10.29	2016 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2016) (b)

10.30	2015 Executive Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015). (b)

10.31	Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.32
Form of Employee Non-qualified Stock Option Award Agreement under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015). (b)

10.33
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015). (b)

10.34	Centrus Energy Corp. 2014 Post-Restructuring Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.35
Amended and Restated Centrus Energy Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.36
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.37
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 5, 2008). (b)

10.38
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2013). (b)

10.39
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010 (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011). (b)

10.40
USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.41
First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010). (b)

10.42
Centrus Energy Corp. Executive Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015). (b)

21	Subsidiaries of Centrus Energy Corp. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350. (a)

101	Consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed in interactive data file (XBRL) format.

(a)	Filed herewith

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.