Form 10-Q
period 2017-06-30
CENTRUS ENERGY CORP
filed 2017-08-03
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817
(301) 564-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒    No ☐

As of August 2, 2017, there were 7,632,669 shares of the registrant’s Class A Common Stock and 1,406,082 shares of the registrant’s Class B Common Stock outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) maturing in September 2019, our 8.25% notes maturing in February 2027 (the “8.25% Notes”) and our Series B Senior Preferred Stock (the “Series B Preferred Stock”), including the potential termination of the guarantee by United States Enrichment Corporation (“Enrichment Corp.”) of the 8% PIK Toggle Notes; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our Class A Common Stock on the NYSE American LLC; risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks related to the use of our net operating losses (“NOLs”) and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government entity Joint Stock Company “TENEX” (“TENEX”) under a commercial supply agreement with TENEX (the “Russian Supply Agreement”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements, including the Russian Supply Agreement; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks associated with our reliance on third-party suppliers to provide essential services to us; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements; the impact of government regulation including by the U.S. Department of Energy and the U.S. Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for the American Centrifuge project and our ability to perform under our agreement with UT-Battelle, LLC, the management and operating contractor for Oak Ridge National Laboratory, for continued research and development of the American Centrifuge technology; the potential for further demobilization or termination of the American Centrifuge project; risks related to the current demobilization of portions of the American Centrifuge project, including risks that the schedule could be delayed and costs could be higher than expected; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2016.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$147.7	$260.7
Accounts receivable	60.6	19.9
Inventories	104.0	177.4
Deferred costs associated with deferred revenue	118.3	89.3
Other current assets	14.9	13.3
Total current assets	445.5	560.6
Property, plant and equipment, net	5.5	6.0
Deposits for surety bonds	29.6	29.5
Intangible assets, net	90.1	93.3
Other long-term assets	15.3	24.1
Total assets	$586.0	$713.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$48.3	$46.4
Payables under SWU purchase agreements	19.9	59.6
Inventories owed to customers and suppliers	26.8	57.5
Deferred revenue	166.5	123.6
Decontamination and decommissioning obligations	27.2	38.6
Total current liabilities	288.7	325.7
Long-term debt	159.8	234.1
Postretirement health and life benefit obligations	170.2	171.3
Pension benefit liabilities	177.4	179.9
Other long-term liabilities	36.1	38.6
Total liabilities	832.2	949.6
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $107.6 million as of June 30, 2017	4.6	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 7,630,369 and 7,563,600 shares issued and outstanding as of June 30, 2017 and December 31, 2016	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 1,408,382 and 1,436,400 shares issued and outstanding as of June 30, 2017 and December 31, 2016	0.1	0.1
Excess of capital over par value	59.7	59.5
Accumulated deficit	(311.5)	(296.7)
Accumulated other comprehensive income, net of tax	0.1	0.2
Total stockholders’ deficit	(246.2)	(236.1)
Total liabilities and stockholders’ deficit	$586.0	$713.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Separative work units	$37.9	$54.9	$38.7	$114.2
Uranium	—	—	—	14.3
Contract services	6.1	8.5	12.5	24.9
Total revenue	44.0	63.4	51.2	153.4
Cost of Sales:
Separative work units and uranium	42.1	49.3	44.4	114.8
Contract services	6.2	8.6	13.6	17.3
Total cost of sales	48.3	57.9	58.0	132.1
Gross profit (loss)	(4.3)	5.5	(6.8)	21.3
Advanced technology license and decommissioning costs	4.4	4.7	10.5	16.7
Selling, general and administrative	9.7	12.5	22.1	23.9
Amortization of intangible assets	2.0	2.7	3.2	5.9
Special charges for workforce reductions and advisory costs	2.3	0.6	4.7	0.6
Gains on sales of assets	(0.7)	(0.4)	(1.7)	(0.7)
Operating loss	(22.0)	(14.6)	(45.6)	(25.1)
Gain on early extinguishment of debt	—	(16.7)	(33.6)	(16.7)
Interest expense	0.7	5.1	3.6	10.1
Investment income	(0.3)	(0.1)	(0.6)	(0.4)
Loss before income taxes	(22.4)	(2.9)	(15.0)	(18.1)
Income tax benefit	—	—	(0.2)	(0.6)
Net loss	(22.4)	(2.9)	(14.8)	(17.5)
Preferred stock dividends - undeclared and cumulative	2.0	—	3.0	—
Net loss allocable to common stockholders	$(24.4)	$(2.9)	$(17.8)	$(17.5)

Net loss per common share – basic and diluted	$(2.69)	$(0.32)	$(1.96)	$(1.92)
Average number of common shares outstanding – basic and diluted (in thousands)	9,077	9,080	9,070	9,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(22.4)	$(2.9)	$(14.8)	$(17.5)
Other comprehensive loss, before tax (Note 13):
Amortization of prior service credits, net	—	—	(0.1)	(0.1)
Other comprehensive loss, before tax	—	—	(0.1)	(0.1)
Income tax benefit related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax benefit	—	—	(0.1)	(0.1)
Comprehensive loss	$(22.4)	$(2.9)	$(14.9)	$(17.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(14.8)	$(17.5)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3.6	6.2
PIK interest on paid-in-kind toggle notes	0.8	3.4
Gain on early extinguishment of debt	(33.6)	(16.7)
Gain on sales of assets	(1.7)	(0.6)
Inventory valuation adjustments	—	0.7
Changes in operating assets and liabilities:
Accounts receivable	(32.1)	(25.2)
Inventories, net	42.7	50.0
Payables under SWU purchase agreements	(39.7)	(50.9)
Deferred revenue, net of deferred costs	13.9	4.4
Accounts payable and other liabilities	(24.7)	(4.3)
Other, net	(1.4)	0.6
Cash used in operating activities	(87.0)	(49.9)

Investing Activities
Capital expenditures	(0.1)	(2.9)
Proceeds from sales of assets	1.7	1.0
Deposits for surety bonds - net decrease	—	0.3
Cash provided by (used in) investing activities	1.6	(1.6)

Financing Activities
Repurchase of debt	(27.6)	(8.0)
Cash used in financing activities	(27.6)	(8.0)

Decrease in cash and cash equivalents	(113.0)	(59.5)
Cash and cash equivalents at beginning of period	260.7	234.0
Cash and cash equivalents at end of period	$147.7	$174.5

Supplemental cash flow information:
Interest paid in cash	$2.1	$3.6
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$0.8	$3.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2015	$—	$0.8	$0.1	$59.0	$(229.7)	$4.1	$(165.7)
Net loss	—	—	—	—	(17.5)	—	(17.5)
Other comprehensive loss, net of tax benefit (Note 13)	—	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.3	—	—	0.3
Balance at June 30, 2016	$—	$0.8	$0.1	$59.3	$(247.2)	$4.0	$(183.0)

Balance at December 31, 2016	$—	$0.8	$0.1	$59.5	$(296.7)	$0.2	$(236.1)
Net loss	—	—	—	—	(14.8)	—	(14.8)
Issuance of preferred stock	4.6	—	—	—	—	—	4.6
Other comprehensive loss, net of tax benefit (Note 13)	—	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.2	—	—	0.2
Balance at June 30, 2017	$4.6	$0.8	$0.1	$59.7	$(311.5)	$0.1	$(246.2)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2016, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated.

Operating results for the three and six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB issued amendments in 2015 and 2016 that clarify a number of specific issues as well as require additional disclosures. The revenue recognition standard will become effective for the Company beginning with the first quarter of 2018. The Company continues to evaluate the effect that the provisions of ASU 2014-09 will have on its consolidated financial statements, including whether prior periods will need to be recast. As part of this evaluation, the Company has reviewed its revenue contracts and prepared a preliminary analysis which includes key considerations of the Company’s revenue streams in relation to the new standard. The Company has not yet selected the full or modified retrospective method of adoption.

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

2. SPECIAL CHARGES

Evolving Business Needs

Evolving business needs have resulted in workforce reductions since 2013. In the six months ended June 30, 2017, special charges included estimated employee termination benefits of $1.5 million, including $0.7 million in the three months ended June 30, 2017. Centrus expects to make payments in the third and fourth quarters of 2017 related to the $1.2 million balance payable at June 30, 2017.

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology systems. The Company incurred advisory costs of $0.5 million related to the reengineering project in the three months ended June 30, 2016. The Company incurred advisory costs of $1.7 million and $3.3 million in the three and six months ended June 30, 2017, respectively.

Piketon Demonstration Facility

In September 2015, Centrus completed a successful three-year demonstration of its American Centrifuge technology at its facility in Piketon, Ohio. The demonstration effort was primarily funded by the U.S. government. As a result of reduced program funding, Centrus incurred a special charge in the third quarter of 2015 for estimated employee termination benefits. In the six months ended June 30, 2017, special charges included additional employee termination benefits of $0.1 million, less $0.2 million for unvested employee departures. Of the remaining $5.0 million liability as of June 30, 2017, $2.9 million is classified as current and included in Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet. The remaining $2.1 million is included in Other Long-Term Liabilities and is expected to be paid through 2019.

A summary of termination benefit activity and related liabilities follows (in millions):

	Liability December 31, 2016	Six Months Ended June 30, 2017		Liability June 30, 2017
		Charges for Termination Benefits	Paid/ Settled
Workforce reductions:
Evolving business needs	$0.1	$1.5	$(0.4)	$1.2
Piketon demonstration facility	5.4	0.1	(0.5)	5.0
	$5.5	$1.6	$(0.9)	$6.2

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

The Company’s contract with UT-Battelle that ended September 30, 2016 (the “2016 ORNL Contract”), provided for payments for monthly reports of deliverables of approximately $2.7 million per month. The 2016 ORNL Contract, which was signed in March 2016, provided for payments for reports related to work performed since October 1, 2015. Revenue in the six months ended June 30, 2016, includes $16.2 million for reports on work performed in the six months ended June 30, 2016, and $8.1 million for March 2016 reports on work performed in the three months ended December 31, 2015. Expenses for contract work performed in the six months ended June 30, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before entering into the 2016 ORNL Contract, were included in Advanced Technology License and Decommissioning Costs in 2015.

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

4.  RECEIVABLES

	June 30, 2017	December 31, 2016
	(in millions)
Utility customers and other	$56.2	$15.3
Contract services, primarily DOE	4.4	4.6
Accounts receivable	$60.6	$19.9

On occasion, Centrus will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium received in exchange for the SWU. Accounts Receivable as of June 30, 2017, includes uranium receivable with a fair value of $12.5 million.

Centrus formerly performed site services work under contracts with DOE at the former Portsmouth and Paducah gaseous diffusion plants. Overdue receivables from DOE of $14.2 million as of June 30, 2017, and $22.8 million as of December 31, 2016, are included in Other Long-Term Assets based on the extended timeframe expected to resolve the Company’s claims for payment.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company, or (b) to reduce outstanding receivables balances due from DOE. The balance of unapplied payments of $19.3 million as of June 30, 2017, and December 31, 2016, is included in Other Long-Term Liabilities pending resolution of the long-term receivables from DOE described above.

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

	June 30, 2017			December 31, 2016
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$69.1	$10.8	$58.3	$115.8	$15.2	$100.6
Uranium	34.7	16.0	18.7	61.4	42.3	19.1
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$104.0	$26.8	$77.2	$177.4	$57.5	$119.9

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

6. PROPERTY, PLANT AND EQUIPMENT

	June 30, 2017	December 31, 2016
	(in millions)
Property, plant and equipment, gross	6.7	6.8
Accumulated depreciation	(1.2)	(0.8)
Property, plant and equipment, net	$5.5	$6.0

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

	June 30, 2017			December 31, 2016

			(in millions)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$20.8	$33.8	$54.6	$19.9	$34.7
Customer relationships	68.9	12.6	56.3	68.9	10.3	58.6
Total	$123.5	$33.4	$90.1	$123.5	$30.2	$93.3

8. DEBT

A summary of long-term debt follows (in millions):

	Maturity	June 30, 2017	December 31, 2016
8.25% Notes:	Feb. 2027
Principal		$74.3	$—
Interest		61.5	—
8.25% Notes		135.8	—
8% PIK Toggle Notes	Sep. 2019 (a)	30.5	234.6
Subtotal		166.3	234.6
Less deferred issuance costs		0.1	0.5
Total debt		166.2	234.1
Less current portion		6.4	—
Long-term debt		$159.8	$234.1

(a) Maturity can be extended to September 2024 upon the satisfaction of certain funding conditions described below.

Note Exchange

On February 14, 2017, pursuant to an exchange offer and consent solicitation, Centrus exchanged $204.9 million principal amount of the Company’s 8% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) for $74.3 million principal amount of 8.25% notes due February 2027 (the “8.25% Notes”), 104,574 shares of Series B Preferred Stock with a liquidation preference of $1,000 per share, and $27.6 million of cash. The exchange is accounted for as a troubled debt restructuring (a “TDR”) under Accounting Standards Codification Subtopic 470-60, Debt-Troubled Debt Restructurings by Debtors. For an exchange classified as a TDR, if the future undiscounted cash flows of the newly issued debt and other consideration are less than the net carrying value of the original debt, a gain is recorded for the difference and the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value. Accordingly, the Company recognized the 8.25% Notes on the condensed consolidated balance sheet at $135.8 million. The Company recognized a gain of $33.6 million related to the note exchange for the quarter ended March 31, 2017, which is net of transaction costs of $9.0 million and previously deferred issuance costs related to the 8% PIK Toggle Notes of $0.4 million. Refer to Note 13, Stockholders’ Equity for details related to the newly issued preferred stock.

8.25% Notes

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As described above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of June 30, 2017, $6.4 million of interest is recorded as current and classified as Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet.

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
Interest payable at June 30, 2017, is $0.6 million, of which the expected cash portion of $0.2 million is included in Accounts Payable and Accrued Liabilities and the expected PIK portion of $0.4 million is included in Other Long-Term Liabilities. Financing costs for the issuance of the 8% PIK Toggle Notes were deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 8% PIK Toggle Notes.

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

The 8% PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the 8% PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to an unconditional interest claim), including (i) the involuntary termination by the PBGC of any of the qualified pension plans of the Company or Enrichment Corp., (ii) the cessation of funding prior to completion of our ongoing American Centrifuge test programs or (iii) both a decision by the Company to abandon American Centrifuge technology and either (1) the efforts by the Company to commercialize another next generation enrichment technology funded at least in part by new capital provided or to be provided by Enrichment Corp. have been terminated or are no longer being pursued or (2) the attainment of capital necessary to commercialize another next generation enrichment technology with respect to which the Company is involved which does not include new capital provided or to be provided by Enrichment Corp.

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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in Millions)

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$147.7	$—	$—	$147.7	$260.7	$—	$—	$260.7
Deferred compensation asset (a)	1.2	—	—	1.2	1.1	—	—	1.1

Liabilities:
Deferred compensation obligation (a)	1.2	—	—	1.2	1.1	—	—	1.1

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

Other Financial Instruments

As of June 30, 2017, and December 31, 2016, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The carrying value and estimated fair value of long-term debt follow (in millions):

	June 30, 2017			December 31, 2016
	Carrying Value		Estimated Fair Value (a)	Carrying Value	Estimated Fair Value (a)
8.25% Notes	$135.8	(b)	$60.2	-	-
8% PIK Toggle Notes	30.5		22.7	234.6	107.4
(a) Based on the most recent trading price as of the balance sheet date, which is considered a Level 2 input as of June 30, 2017, and a Level 1 input as of December 31, 2016, based on the frequency of trading.

(b)	The carrying value of the 8.25% Notes as of June 30, 2017, consists of the principal balance of $74.3 million and the sum of interest payment obligations until maturity. Refer to Note 8, Debt.

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit cost (credit) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service costs	$1.0	$0.9	$1.9	$1.9
Interest costs	8.0	8.9	16.1	17.7
Expected gains on plan assets	(10.2)	(10.5)	(20.4)	(21.0)
Actuarial loss from remeasurement	—	0.8	—	0.8
Net periodic benefit cost (credit)	$(1.2)	$0.1	$(2.4)	$(0.6)

In the second quarter of 2016, the level of lump-sum payments under the non-qualified defined benefit pension plans resulted in the remeasurement of pension obligations under settlement accounting rules. The remeasurement resulted in a loss of $0.8 million included in Selling, General and Administrative Expenses in the second quarter of 2016. The loss includes the effect of a decrease in the discount rate used in the remeasurement of pension obligations from approximately 4.5% as of December 31, 2015, to approximately 3.7% as of June 30, 2016.

The components of net periodic benefit cost for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest costs	$1.8	$1.9	$3.6	$4.0
Expected gains on plan assets	—	—	—	(0.1)
Amortization of prior service credits, net	—	—	(0.1)	(0.1)
Net periodic benefit cost	$1.8	$1.9	$3.5	$3.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss allocable to common stockholders (in millions)	$(24.4)	$(2.9)	$(17.8)	$(17.5)

Shares in thousands:
Average common shares outstanding - basic	9,077	9,080	9,070	9,071
Potentially dilutive shares related to stock options (a)	—	—	—	—
Average common shares outstanding - diluted	9,077	9,080	9,070	9,071

Net loss per common share – basic and diluted	(2.69)	$(0.32)	$(1.96)	$(1.92)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	56	14	84	7

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	30	375	30	490

12. COMMITMENTS AND CONTINGENCIES

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

Piketon Facility Costs and D&D Obligations

Effective October 1, 2015, the U.S. government discontinued funding of the American Centrifuge demonstration cascade at Piketon. Funding for American Centrifuge is now limited to research and development work at the Company’s facilities in Oak Ridge, Tennessee. As a result of reduced program funding, Centrus incurred a special charge in the third quarter of 2015 for estimated employee termination benefits, and began reductions in force. Refer to Note 2, Special Charges, for details. Centrus began to incur expenditures in the second quarter of 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. Centrus leases the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between Centrus and DOE regarding other possible uses for the facility, Centrus is obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. The D&D work is expected to extend through 2017 and be substantially completed by year-end. As of June 30, 2017, Centrus has accrued $27.2 million on the balance sheet as Decontamination and Decommissioning Obligations for the estimated fair value of the remaining costs to complete the D&D work.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatorily-prescribed methodology that includes potential contingent costs and reserves. As of June 30, 2017, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds totaling $29.6 million, which are fully cash collateralized by Centrus. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D and lease obligations.

13.  STOCKHOLDERS’ EQUITY

Series B Preferred Stock

On February 14, 2017, Centrus issued 104,574 shares of Series B Preferred Stock as part of the securities exchange described in Note 8, Debt. The issuance of the Series B Preferred Stock was a non-cash financing transaction. The Series B Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”). The Series B Preferred Stock is recorded on the condensed consolidated balance sheet at fair value less transaction costs, or $4.6 million as of June 30, 2017.

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

Centrus has not met these criteria as of June 30, 2017, and has not declared or paid dividends on the Series B Preferred Stock as of June 30, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part. As of June 30, 2017, the Series B Preferred Stock has an aggregate liquidation preference of $107.6 million, including accumulated dividends of $3.0 million.

Outstanding shares of the Series B Senior Preferred Stock are redeemable at the Company’s option, in whole or in part, for an amount of cash equal to the Liquidation Preference, plus an amount equal to the accrued and unpaid dividends, if any, whether or not declared, through date of redemption.

Rights Agreement

On April 6, 2016 (the “Effective Date”), the Company’s Board of Directors (the “Board”) adopted a Section 382 Rights Agreement (the “Rights Agreement”). The Board adopted the Rights Agreement in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations. As reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company had federal net operating losses of $725.8 million as of December 31, 2016, that currently expire through 2036.

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

The Company’s stockholders approved the Rights Agreement at the 2017 annual meeting of stockholders on May 31, 2017. Unless earlier terminated in accordance with the Rights Agreement, the rights issued under the Rights Agreement expire on April 6, 2019.

Stock-Based Compensation

A summary of stock-based compensation costs follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Total stock-based compensation costs:
Restricted stock units	$—	$—	$—	$0.1
Stock options	0.1	0.1	0.2	0.2
Expense included in selling, general and administrative expense	$0.1	$0.1	$0.2	$0.3

Total recognized tax benefit	$—	$—	$—	$—

As of June 30, 2017, there was $0.6 million of unrecognized compensation cost related to unvested stock-based payments granted, of which $0.5 million relates to stock options and $0.1 million relates to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.4 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. Stock options vest and become exercisable in equal annual installments over a three- or four-year period and expire 10 years from the date of grant.

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no option grants in the six months ended June 30, 2017.

Six Months Ended June 30, 2016
Risk-free interest rate	1.9%
Expected volatility	75%
Expected option life (years)	6
Weighted-average grant date fair value	$1.77
Options granted (in thousands)	15

A total of 25,000 restricted stock units were issued to non-employee, independent members of the Board of Directors on May 31, 2017. The restricted stock units vest over one year, absent a defined event that would accelerate vesting. Settlement of restricted stock units is made in shares of Class A Common Stock only upon the director’s retirement or other end of service.

Shares Outstanding

A total of 38,751 shares of Class A Common Stock were issued in settlement of vested restricted stock units to three former members of the Board of Directors following the end of their service on May 31, 2017.

Shares of Class B Common Stock that are sold in the market are converted to shares of Class A Common Stock. In the three months ended June 30, 2017, a total of 28,018 shares of Class B Common Stock were sold in the market and converted to shares of Class A Common Stock as of June 30, 2017.

Changes in the number of shares outstanding follow:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2015	—	7,563,600	1,436,400
Balance at June 30, 2016	—	7,563,600	1,436,400

Balance at December 31, 2016	—	7,563,600	1,436,400
Issuance of Preferred Stock	104,574	—	—
Issuance of Class A Common Stock	—	38,751	—
Conversion of Common Stock from Class B to Class A	—	28,018	(28,018)
Balance at June 30, 2017	104,574	7,630,369	1,408,382

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Revenue
LEU segment:
Separative work units	$37.9	$54.9	$38.7	$114.2
Uranium	—	—	—	14.3
	37.9	54.9	38.7	128.5
Contract services segment	6.1	8.5	12.5	24.9
Revenue	$44.0	$63.4	$51.2	$153.4

Segment Gross Profit (Loss)
LEU segment	$(4.2)	$5.6	$(5.7)	$13.7
Contract services segment	(0.1)	(0.1)	(1.1)	7.6
Gross profit (loss)	$(4.3)	$5.5	$(6.8)	$21.3

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

Our revenues, operating results and cash flows can fluctuate significantly from quarter to quarter and year to year. Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. In the current market environment, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year. Customer payments for the SWU component of LEU average roughly $10-15 million per order. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in operating results.

Utility customers in general have the option to defer physical receipt of LEU or uranium purchased from Centrus beyond the contractual sale period. In such cases, title to LEU or uranium is transferred to the customer and a performance obligation for Centrus is created and a receivable is recorded. Cash is collected for the receivable under normal credit terms. The performance obligation is represented as Deferred Revenue on the balance sheet and the customer-titled product is classified as Deferred Costs Associated with Deferred Revenue. Risk of loss remains with Centrus until physical delivery occurs. The recognition of revenue and related cost of sales occurs at the time physical delivery occurs and risk of loss transfers to the customer. The timing of physical delivery, subject to notice period requirements, is at the option of the customer. Deferred revenue and deferred cost activity in the six months ended June 30, 2017, follows:

(in millions)	Deferred Revenue	Deferred Cost	Gross Profit Deferred or (Recognized)	Margin

Balance at December 31, 2016	$123.6	$89.3	$34.3	28%
Deferred sales in the period	57.8	39.2	18.6	32%
Previously deferred sales recognized in the period	(14.9)	(10.2)	(4.7)	32%
Balance at June 30, 2017	$166.5	$118.3	$48.2	29%

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

The Company’s contract with UT-Battelle that ended September 30, 2016 (the “2016 ORNL Contract”), provided for payments for monthly reports of approximately $2.7 million per month. The 2016 ORNL Contract, which was signed in March 2016, provided for payment for reports related to work performed since October 1, 2015. Revenue in the six months ended June 30, 2016, includes $16.2 million for reports on work performed in the six months ended June 30, 2016, and $8.1 million for March 2016 reports on work performed in the three months ended December 31, 2015. Expenses for contract work performed in the six months ended June 30, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before entering into the 2016 ORNL Contract, were included in Advanced Technology License and Decommissioning Costs in 2015.

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

2017 Outlook

We anticipate SWU and uranium revenue in 2017 in a range of $175 million to $200 million, reflecting an expected decline in SWU and uranium volumes delivered compared to 2016. We anticipate total revenue in a range of $200 million to $225 million. Our revenues continue to be most heavily weighted to the fourth quarter, and we expect more than one-half of our annual revenue in the fourth quarter of 2017, compared to 44 percent in the fourth quarter of 2016. We expect to end 2017 with a cash and cash equivalents balance in a range of $150 million to $175 million.

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

Results of Operations

Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$37.9	$54.9	$(17.0)	(31)%
Uranium revenue	—	—	—	–
Total	37.9	54.9	(17.0)	(31)%
Cost of sales	42.1	49.3	7.2	15%
Gross profit (loss)	$(4.2)	$5.6	$(9.8)	(175)%

Contract services segment
Revenue	$6.1	$8.5	$(2.4)	(28)%
Cost of sales	6.2	8.6	2.4	28%
Gross profit (loss)	$(0.1)	$(0.1)	$—	—%

Total
Revenue	$44.0	$63.4	$(19.4)	(31)%
Cost of sales	48.3	57.9	9.6	17%
Gross profit (loss)	$(4.3)	$5.5	$(9.8)	(178)%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$38.7	$114.2	$(75.5)	(66)%
Uranium revenue	—	14.3	(14.3)	(100)%
Total	38.7	128.5	(89.8)	(70)%
Cost of sales	44.4	114.8	70.4	61%
Gross profit (loss)	$(5.7)	$13.7	$(19.4)	(142)%

Contract services segment
Revenue	$12.5	$24.9	$(12.4)	(50)%
Cost of sales	13.6	17.3	3.7	21%
Gross profit (loss)	$(1.1)	$7.6	$(8.7)	(114)%

Total
Revenue	$51.2	$153.4	$(102.2)	(67)%
Cost of sales	58.0	132.1	74.1	56%
Gross profit (loss)	$(6.8)	$21.3	$(28.1)	(132)%

Revenue

Revenue from the LEU segment declined $17.0 million (or 31%) in the three months and $89.8 million (or 70%) in the six months ended June 30, 2017, compared to the corresponding periods in 2016. The volume of SWU sales declined 8% in the three-month period and 54% in the six-month period. More than one-half of our annual revenue is expected in the fourth quarter of 2017. SWU volumes delivered are expected to decline in 2017 compared to 2016. Refer to 2017 Outlook above. The average price billed to customers for sales of SWU declined 24% in the three-month period and 26% in the six-month period, reflecting the particular contracts under which SWU were sold during the periods. The average SWU price for sales during the full year 2017 is expected to be approximately 3% lower than in 2016.

Revenue from the contract services segment declined $2.4 million (or 28%) in the three months ended June 30, 2017, compared to the corresponding period in 2016, reflecting the reduced scope of contract work for American Centrifuge technology services in the current period. Revenue from the contract services segment declined $12.4 million (or 50%) in the six months ended June 30, 2017, compared to the corresponding period in 2016, due to the reduced scope of work and the timing of revenue recognition in the prior period. As a result of the contract signed with UT-Battelle in March 2016, revenue in the six months ended June 30, 2016, included $16.2 million for work in the six months ended June 30, 2016, as well as $8.1 million for March 2016 reports on work performed in the fourth quarter of 2015.

Cost of Sales

Cost of sales for the LEU segment declined $7.2 million (or 15%) in the three months and $70.4 million (or 61%) in the six months ended June 30, 2017, compared to the corresponding periods in 2016, primarily due to the declines in SWU sales volumes noted above and declines in the average cost of sales per SWU.

Cost of sales is affected by sales volumes, unit costs of inventory, and direct charges to cost of sales such as inventory valuation adjustments and legacy costs related to former GDP employees and other residual costs related to the Paducah GDP. Refer to Impact of Legacy Costs below.

Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $0.7 million in the six months ended June 30, 2016, including $0.2 million in second quarter of 2016.

Cost of sales for the contract services segment declined $2.4 million (or 28%) in the three months and $3.7 million (or 21%) in the six months ended June 30, 2017, compared to the corresponding periods in 2016, due to the reduced scope of contract work.

Gross Profit (Loss)

We realized a gross loss of $4.3 million in the three months ended June 30, 2017, a decline of $9.8 million compared to the gross profit of $5.5 million in the corresponding period in 2016. We realized a decline in gross profit of $9.8 million for the LEU segment primarily due to the decline in the average SWU price, partially offset by a decline in the average SWU cost.

We realized a gross loss of $6.8 million in the six months ended June 30, 2017, a decline of $28.1 million compared to the gross profit of $21.3 million in the corresponding period in 2016. We realized a decline in gross profit of $19.4 million for the LEU segment primarily due to the decline in the average SWU price and the decline in SWU sales volume for the six months compared to the prior period, partially offset by a decline in the average SWU cost. We expect a positive gross profit for our LEU segment for the full year 2017.

We realized a decline in gross profit of $8.7 million for the contract services segment in the six months ended June 30, 2017, compared to the corresponding period in 2016. Revenue for the contract services segment in the six months ended June 30, 2016, included a billing for March 2016 reports on work performed in the fourth quarter of 2015. Related expenses were included in Advanced Technology License and Decommissioning Costs in 2015 as they were incurred before a contract was in place. We realized a gross loss of $1.1 million for the contract services segment in the six months ended June 30, 2017, due to costs incurred which are not fully recoverable from the revenue under the contract with UT-Battelle.

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

	Six Months Ended June 30,
	2017	2016
LEU segment (GAAP)
Gross profit (loss)	$(5.7)	$13.7
Gross margin	(14.7)%	10.7%

Legacy costs included in cost of sales:
Pension and postretirement health and life benefits (a)	$0.9	$2.1
Disability obligations and other (b)	(0.1)	3.4
Legacy costs	$0.8	$5.5

LEU segment excluding legacy costs (non-GAAP)
Gross profit (loss) excluding legacy costs	$(4.9)	$19.2
Gross margin excluding legacy costs	(12.7)%	14.9%

(a) Costs for pension and postretirement health and life benefits are affected by actuarial assumptions and other factors.
(b) Costs for disability payment obligations are affected by disability status changes and other factors related to the fixed population receiving benefits.

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

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Gross profit (loss)	$(4.3)	$5.5	$(9.8)	(178)%
Advanced technology license and decommissioning costs	4.4	4.7	0.3	6%
Selling, general and administrative	9.7	12.5	2.8	22%
Amortization of intangible assets	2.0	2.7	0.7	26%
Special charges for workforce reductions and advisory costs	2.3	0.6	(1.7)	(283)%
Gains on sales of assets	(0.7)	(0.4)	0.3	75%
Operating loss	(22.0)	(14.6)	(7.4)	(51)%
Gain on early extinguishment of debt	—	(16.7)	(16.7)	(100)%
Interest expense	0.7	5.1	4.4	86%
Investment income	(0.3)	(0.1)	0.2	200%
Loss before income taxes	(22.4)	(2.9)	(19.5)	(672)%
Income tax benefit	—	—	—	–
Net loss	(22.4)	(2.9)	(19.5)	(672)%
Preferred stock dividends - undeclared and cumulative	2.0	—	2.0	–
Net loss allocable to common stockholders	$(24.4)	$(2.9)	$(21.5)	(741)%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Gross profit (loss)	$(6.8)	$21.3	$(28.1)	(132)%
Advanced technology license and decommissioning costs	10.5	16.7	6.2	37%
Selling, general and administrative	22.1	23.9	1.8	8%
Amortization of intangible assets	3.2	5.9	2.7	46%
Special charges for workforce reductions and advisory costs	4.7	0.6	(4.1)	(683)%
Gains on sales of assets	(1.7)	(0.7)	1.0	143%
Operating loss	(45.6)	(25.1)	(20.5)	(82)%
Gain on early extinguishment of debt	(33.6)	(16.7)	16.9	101%
Interest expense	3.6	10.1	6.5	64%
Investment income	(0.6)	(0.4)	0.2	50%
Loss before income taxes	(15.0)	(18.1)	3.1	17%
Income tax benefit	(0.2)	(0.6)	(0.4)	(67)%
Net loss	(14.8)	(17.5)	2.7	15%
Preferred stock dividends - undeclared and cumulative	3.0	—	3.0	–
Net loss allocable to common stockholders	$(17.8)	$(17.5)	$(0.3)	(2)%

Advanced Technology License and Decommissioning Costs

Advanced technology license and decommissioning costs consist of American Centrifuge expenses that are outside of our contracts with UT-Battelle, including ongoing costs to maintain the demobilized Piketon facility and our NRC licenses at that location. Costs declined $6.2 million (or 37%) in the six months ended June 30, 2017, compared to the corresponding period in 2016. Costs in the prior period included demobilization costs in preparation for the D&D of the Piketon demonstration facility, which commenced in the second quarter of 2016. D&D costs are charged against the accrued D&D liability. For additional details on the D&D of the Piketon facility, refer to American Centrifuge - Piketon Facility Costs and D&D Obligations in Note 12, Commitments and Contingencies, of the condensed consolidated financial statements.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $2.8 million (or 22%) in the three months and $1.8 million (or 8%) in the six months ended June 30, 2017, compared to the corresponding periods in 2016. Consulting costs declined $1.5 million in the three-month period and $1.1 million in the six-month period. Compensation and benefits declined $0.9 million in the three-month period and $0.4 million in the six-month period, including the effect of an $0.8 million loss in the prior period related to the remeasurement of pension obligations.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which declined in the three and six months ended June 30, 2017, compared to the corresponding periods in 2016. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions and Advisory Costs

Special charges in the six months ended June 30, 2017, included estimated employee termination benefits of $0.8 million in the first quarter and $0.8 million in the second quarter, less $0.2 million for unvested employee departures. Advisory costs related to the Company’s project to align its corporate structure to the scale of its ongoing business operations and to update related information technology were $1.6 million in the first quarter and $1.7 million in the second quarter of 2017.

Gain on Early Extinguishment of Debt

In the first quarter of 2017, the Company recognized a gain of $33.6 million related to the exchange of securities and cash on February 14, 2017, which is net of transaction costs of $9.0 million and previously deferred issuance costs related to the 8% PIK Toggle Notes of $0.4 million. Refer to Note 8, Debt of the condensed consolidated financial statements.

In June 2016, we repurchased 8% PIK Toggle Notes having an aggregate principal and accrued interest balance of $26.6 million for cash payments of $9.8 million. The gain on the early extinguishment of the notes was $16.7 million, net of commissions and unamortized deferred issuance costs totaling $0.1 million.

Interest Expense

Interest expense declined $4.4 million (or 86%) in the three months and $6.5 million (or 64%) in the six months ended June 30, 2017, compared to the corresponding periods in 2016, due to the early extinguishment of 87% of the outstanding principal amount of the 8% PIK Toggle Notes on February 14, 2017. No interest expense is recognized on the new 8.25% Notes as described in Note 8, Debt, of the condensed consolidated financial statements.

Income Tax Benefit

The income tax benefit was $0 in the three months and $0.2 million in the six months ended June 30, 2017. The income tax benefit was $0 in the three months and $0.6 million in the six months ended June 30, 2016. The income tax benefit in both six-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Loss

Our net loss was $22.4 million in the three months ended June 30, 2017, compared to a net loss of $2.9 million in the three months ended June 30, 2016. The unfavorable variance of $19.5 million was primarily the result of the $16.7 million gain on the early extinguishment of debt in the prior period and the $9.8 million decline in gross profit, partially offset by the $4.4 million decline in interest expense and a $2.8 million decline in SG&A expenses.

Our net loss was $14.8 million in the six months ended June 30, 2017, compared to a net loss of $17.5 million in the six months ended June 30, 2016. The favorable variance of $2.7 million was primarily the result of the $16.9 million increase in gains on the early extinguishment of debt, the $6.2 million decline in advanced technology license and decommissioning costs, and the $6.5 million decline in interest expense, largely offset by the $28.1 million decline in gross profit.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the quarter ended June 30, 2017, and we have not declared or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended the second quarter of 2017 with a consolidated cash balance of $147.7 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and our inventory purchases.

We believe our sales order book in our LEU segment is a source of stability for our liquidity position. Centrus’ sales order book extends for more than a decade. Although, based on current market conditions, we see limited uncommitted demand for LEU for the remainder of this decade before an anticipated rise in uncommitted demand in the 2020s, we continue to seek and make additional sales, including sales for delivery during that time period.

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

In September 2015, Centrus completed a successful three-year demonstration of the American Centrifuge technology at its facility in Piketon, Ohio. U.S. government funding for American Centrifuge is now limited to research and development work at our facilities in Oak Ridge, Tennessee. As a result of reduced program funding, workforce reductions commenced in the fourth quarter of 2015 and we expect to make payments of $5.0 million for remaining workforce reductions through 2019.

Centrus began to incur expenditures in the second quarter of 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. In the six months ended June 30, 2017, D&D costs of $11.5 million were charged against the accrued D&D liability. The D&D work is expected to extend through 2017 and be substantially completed by year-end. As of June 30, 2017, we have accrued $27.2 million for the estimated fair value of the remaining costs to complete the D&D work.

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

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2017	2016
Cash used in operating activities	$(87.0)	$(49.9)
Cash provided by (used in) investing activities	1.6	(1.6)
Cash used in financing activities	(27.6)	(8.0)
Decrease in cash and cash equivalents	$(113.0)	$(59.5)

Operating Activities

The net reduction of $39.7 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the six months ended June 30, 2017. Other uses of cash were reflected in the reduction of accounts payable and other liabilities of $24.7 million and SG&A expenses of $22.1 million. The net decline of $42.7 million in inventories has yet to be fully monetized as indicated by the net increase of $40.9 million in receivables from utility customers resulting from sales in June 2017.

In the corresponding period in 2016, the net reduction of $50.9 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash. Other uses of cash were reflected in SG&A expenses of $23.9 million and American Centrifuge demobilization costs that were charged to expense in 2016. Sources of cash included the monetization of inventory purchased in prior periods. Inventories declined $50.0 million in the quarter, less an increase in receivables from utility customers of $22.1 million.

Investing Activities

There were no significant capital expenditures in the six months ended June 30, 2017. In the corresponding period of 2016, capital expenditures totaled $2.9 million including leasehold improvements of $1.7 million that were funded by the owner of the Company’s corporate headquarters. The Company funded leasehold improvements and furniture totaling $1.2 million.

Financing Activities

In February 2017, Centrus exchanged $204.9 million principal amount of the Company’s 8% PIK Toggle Notes for $74.3 million principal amount of 8.25% Notes, 104,574 shares of Series B Preferred Stock and $27.6 million of cash. Refer to Note 8, Debt of the condensed consolidated financial statements.

In June 2016, Centrus repurchased 8% PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million for cash payments of $9.8 million, of which $1.8 million was included in accounts payable and accrued liabilities as of June 30, 2016, and was paid in July 2016.

Working Capital

	June 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$147.7	$260.7
Accounts receivable	60.6	19.9
Inventories, net	77.2	119.9
Other current assets and liabilities, net	(128.7)	(165.6)
Working capital	$156.8	$234.9

Capital Structure and Financial Resources

On February 14, 2017, pursuant to an exchange offer and consent solicitation, we exchanged $204.9 million principal amount of our 8% paid-in-kind (“PIK”) toggle notes (“8% PIK Toggle Notes”) for $74.3 million principal amount of 8.25% notes maturing in February 2027 (the “8.25% Notes”), 104,574 shares of Series B Preferred Stock with liquidation preference of $1,000 per share, and $27.6 million of cash. Following the exchange offer, $29.6 million principal amount of 8% PIK Toggle Notes remained outstanding. The Company recognized a gain related to the note exchange of $33.6 million in the first quarter of 2017, which is net of transaction costs of $9.0 million and previously deferred issuance costs related to the 8% PIK Toggle Notes of $0.4 million.

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

The principal amount of the 8% PIK Toggle Notes is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ended March 31, 2017, and September 30, 2017, the Company has elected to pay interest in the form of cash payments at 2.5% per annum and PIK payments at 5.5% per annum. The principal amount of the 8% PIK Toggle Notes was $30.5 million as of June 30, 2017. The 8% PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the 8% PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to an unconditional interest claim). Additional terms and conditions of the 8% PIK Toggle Notes and the Enrichment Corp. guarantee are described in Note 8, Debt of the condensed consolidated financial statements.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the Liquidation Preference. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent that: our pension plans and Enrichment Corp.’s pension plans are at least 90% funded on a variable rate premium calculation in the current plan year; our net income calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) (excluding the effect of pension remeasurement) for the immediately preceding fiscal quarter exceeds $7.5 million; our free cash flow (defined as the sum of cash provided by (used in) operating activities and cash provided by (used in) investing activities) for the immediately preceding four fiscal quarters exceeds $35 million; the balance of cash and cash equivalents calculated in accordance with GAAP on the last day of the immediately preceding quarter would exceed $150 million after pro forma application of the dividend payment; and dividends may be legally paid under Delaware law. Centrus has not met these criteria as of June 30, 2017, and has not declared or paid dividends on the Series B Preferred Stock as of June 30, 2017.

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

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, there were no material off-balance sheet arrangements at June 30, 2017, or December 31, 2016.

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

As previously disclosed in Part II, Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2016, management identified a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

As of June 30, 2017, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the previously identified material weakness in internal control over financial reporting, which continued to exist as of June 30, 2017.

Notwithstanding the material weakness described below, our management concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in accordance with GAAP.

Efforts to Address Material Weakness

The Company has made, and expects to continue to make, progress in improving internal control over accounting for our D&D obligation. Management has enhanced its review process of D&D costs incurred and projected costs remaining to complete the D&D work and has formalized applicable procedures as remedial controls and has begun related controls testing. The material weakness will not be considered remediated until the remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of 2017.

Changes in Internal Control Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings set forth under Part I, Item 3, Legal Proceedings, in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Centrus Energy Corp.

Date:	August 3, 2017	By:	/s/ Stephen S. Greene
Stephen S. Greene
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended. (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed in interactive data file (XBRL) format. (a)

(a)	Filed herewith.