Form 10-Q
period 2017-09-30
CENTRUS ENERGY CORP
filed 2017-11-14
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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
Yes ☒    No ☐

As of November 1, 2017, there were 7,632,669 shares of the registrant’s Class A Common Stock and 1,406,082 shares of the registrant’s Class B Common Stock outstanding.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$135.9	$260.7
Accounts receivable	14.2	19.9
Inventories	124.1	177.4
Deferred costs associated with deferred revenue	94.5	89.3
Other current assets	15.6	13.3
Total current assets	384.3	560.6
Property, plant and equipment, net	5.2	6.0
Deposits for surety bonds	29.6	29.5
Intangible assets, net	87.6	93.3
Other long-term assets	15.2	24.1
Total assets	$521.9	$713.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$50.7	$46.4
Payables under SWU purchase agreements	17.3	59.6
Inventories owed to customers and suppliers	22.1	57.5
Deferred revenue	131.7	123.6
Decontamination and decommissioning obligations	16.6	38.6
Total current liabilities	238.4	325.7
Long-term debt	157.5	234.1
Postretirement health and life benefit obligations	170.0	171.3
Pension benefit liabilities	175.0	179.9
Other long-term liabilities	35.6	38.6
Total liabilities	776.5	949.6
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $109.6 million as of September 30, 2017	4.6	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 7,632,669 and 7,563,600 shares issued and outstanding as of September 30, 2017 and December 31, 2016	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 1,406,082 and 1,436,400 shares issued and outstanding as of September 30, 2017 and December 31, 2016	0.1	0.1
Excess of capital over par value	59.8	59.5
Accumulated deficit	(320.0)	(296.7)
Accumulated other comprehensive income, net of tax	0.1	0.2
Total stockholders’ deficit	(254.6)	(236.1)
Total liabilities and stockholders’ deficit	$521.9	$713.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Separative work units	$43.5	$14.1	$82.2	$128.3
Uranium	—	—	—	14.3
Contract services	6.8	7.3	19.3	32.2
Total revenue	50.3	21.4	101.5	174.8
Cost of Sales:
Separative work units and uranium	32.4	15.9	76.8	130.7
Contract services	6.3	7.6	19.9	24.9
Total cost of sales	38.7	23.5	96.7	155.6
Gross profit (loss)	11.6	(2.1)	4.8	19.2
Advanced technology license and decommissioning costs	4.5	21.9	15.0	38.6
Selling, general and administrative	11.0	10.7	33.1	34.6
Amortization of intangible assets	2.5	1.7	5.7	7.6
Special charges for workforce reductions and advisory costs	2.4	0.6	7.1	1.2
Gains on sales of assets	(0.6)	(0.3)	(2.3)	(1.0)
Operating loss	(8.2)	(36.7)	(53.8)	(61.8)
Gain on early extinguishment of debt	—	—	(33.6)	(16.7)
Interest expense	0.7	4.7	4.3	14.8
Investment income	(0.4)	(0.1)	(1.0)	(0.5)
Loss before income taxes	(8.5)	(41.3)	(23.5)	(59.4)
Income tax benefit	—	—	(0.2)	(0.6)
Net loss	(8.5)	(41.3)	(23.3)	(58.8)
Preferred stock dividends - undeclared and cumulative	2.0	—	5.0	—
Net loss allocable to common stockholders	$(10.5)	$(41.3)	$(28.3)	$(58.8)

Net loss per common share – basic and diluted	$(1.15)	$(4.54)	$(3.12)	$(6.46)
Average number of common shares outstanding – basic and diluted (in thousands)	9,103	9,096	9,081	9,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(8.5)	$(41.3)	$(23.3)	$(58.8)
Other comprehensive loss, before tax (Note 13):
Amortization of prior service credits, net	—	(0.1)	(0.1)	(0.2)
Other comprehensive loss, before tax	—	(0.1)	(0.1)	(0.2)
Income tax benefit related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax benefit	—	(0.1)	(0.1)	(0.2)
Comprehensive loss	$(8.5)	$(41.4)	$(23.4)	$(59.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net loss	$(23.3)	$(58.8)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	6.6	8.1
PIK interest on paid-in-kind toggle notes	1.2	9.7
Gain on early extinguishment of debt	(33.6)	(16.7)
Gain on sales of assets	(2.3)	(1.0)
Inventory valuation adjustments	—	3.0
Changes in operating assets and liabilities:
Accounts receivable	14.5	18.4
Inventories, net	17.9	45.8
Payables under SWU purchase agreements	(42.3)	(68.9)
Deferred revenue, net of deferred costs	2.9	5.8
Accounts payable and other liabilities	(35.3)	2.2
Other, net	(1.9)	0.5
Cash used in operating activities	(95.6)	(51.9)

Investing Activities
Capital expenditures	(0.3)	(3.0)
Proceeds from sales of assets	2.1	1.2
Deposits for surety bonds - net decrease	—	0.3
Cash provided by (used in) investing activities	1.8	(1.5)

Financing Activities
Payment of interest classified as debt	(3.4)	—
Repurchase of debt	(27.6)	(9.8)
Cash used in financing activities	(31.0)	(9.8)

Decrease in cash and cash equivalents	(124.8)	(63.2)
Cash and cash equivalents at beginning of period	260.7	234.0
Cash and cash equivalents at end of period	$135.9	$170.8

Supplemental cash flow information:
Interest paid in cash	$4.2	$6.5
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$0.4	$3.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Unaudited)
(in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2015	$—	$0.8	$0.1	$59.0	$(229.7)	$4.1	$(165.7)
Net loss	—	—	—	—	(58.8)	—	(58.8)
Other comprehensive loss, net of tax benefit (Note 13)	—	—	—	—	—	(0.2)	(0.2)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.4	—	—	0.4
Balance at September 30, 2016	$—	$0.8	$0.1	$59.4	$(288.5)	$3.9	$(224.3)

Balance at December 31, 2016	$—	$0.8	$0.1	$59.5	$(296.7)	$0.2	$(236.1)
Net loss	—	—	—	—	(23.3)	—	(23.3)
Issuance of preferred stock	4.6	—	—	—	—	—	4.6
Other comprehensive loss, net of tax benefit (Note 13)	—	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.3	—	—	0.3
Balance at September 30, 2017	$4.6	$0.8	$0.1	$59.8	$(320.0)	$0.1	$(254.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2016, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated.

Operating results for the three and nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2016.

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB has since issued amendments that clarify a number of specific issues as well as require additional disclosures. The revenue recognition standard will become effective for the Company beginning with the first quarter of 2018. The Company has started an implementation process, including a review of customer contracts, to evaluate the effect this standard will have on its consolidated financial statements and related disclosures.  The Company continues to assess the potential impacts of the new standard on its consolidated financial statements, including substantive new disclosures. The Company plans to select the modified retrospective transition method upon adoption effective January 1, 2018.

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

2. SPECIAL CHARGES

Evolving Business Needs

Evolving business needs have resulted in workforce reductions since 2013. In the nine months ended September 30, 2017, special charges included estimated employee termination benefits of $2.2 million, including $0.7 million in the three months ended September 30, 2017. Centrus expects to make payments primarily in the fourth quarter of 2017 related to the $1.4 million balance payable at September 30, 2017.

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology systems. The Company incurred advisory costs of $0.3 million and $0.8 million related to the reengineering project in the three and nine months ended September 30, 2016, respectively. The Company incurred advisory costs of $1.7 million and $5.0 million in the three and nine months ended September 30, 2017, respectively.

Piketon Demonstration Facility

In September 2015, Centrus completed a successful three-year demonstration of its American Centrifuge technology at its facility in Piketon, Ohio. The demonstration effort was primarily funded by the U.S. government. As a result of reduced program funding, Centrus incurred a special charge in the third quarter of 2015 for estimated employee termination benefits. Of the remaining $4.9 million liability as of September 30, 2017, $2.8 million is classified as current and included in Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet. The remaining $2.1 million is included in Other Long-Term Liabilities and is expected to be paid through 2019.

A summary of termination benefit activity and related liabilities follows (in millions):

	Liability December 31, 2016	Nine Months Ended September 30, 2017		Liability September 30, 2017
		Charges for Termination Benefits	Paid/ Settled
Workforce reductions:
Evolving business needs	$0.1	$2.2	$(0.9)	$1.4
Piketon demonstration facility	5.4	0.1	(0.6)	4.9
	$5.5	$2.3	$(1.5)	$6.3

3. CONTRACT SERVICES AND ADVANCED TECHNOLOGY LICENSE AND DECOMMISSIONING COSTS

The contract services segment includes Revenue and Cost of Sales for engineering and testing work Centrus performs on the American Centrifuge technology under a government contract with UT-Battelle, LLC (“UT-Battelle”), the operator of Oak Ridge National Laboratory (“ORNL”). The recently completed fixed priced contract between Centrus and UT-Battelle (the “2017 ORNL Contract”) was for the period from October 1, 2016, through September 30, 2017 and generated revenue of approximately $25 million. On October 26, 2017, the parties executed a new fixed priced contract for the period from October 1, 2017, through September 30, 2018, that is expected to generate total revenue of approximately $16 million upon completion of defined milestones. The ORNL contracts have been funded incrementally. Funding for the program is provided to UT-Battelle by the U.S. government which is currently operating under a continuing resolution.

The 2017 ORNL Contract provided for payments for monthly reports of deliverables of approximately $2.0 million per month and additional aggregate payments of $1.0 million based on completion of defined milestones.

The Company’s contract with UT-Battelle that ended September 30, 2016 (the “2016 ORNL Contract”), provided for payments for monthly reports of deliverables of approximately $2.7 million per month. The 2016 ORNL Contract, which was signed in March 2016, provided for payments for reports related to work performed since October 1, 2015. Revenue in the nine months ended September 30, 2016, includes $24.2 million for reports on work performed in the nine months ended September 30, 2016, and $8.1 million for March 2016 reports on work performed in the three months ended December 31, 2015. Expenses for contract work performed in the nine months ended September 30, 2016, are included in Cost of Sales. Expenses for work performed in the three months ended December 31, 2015, before entering into the 2016 ORNL Contract, were included in Advanced Technology License and Decommissioning Costs in 2015.

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

4.  RECEIVABLES

	September 30, 2017	December 31, 2016
	(in millions)
Utility customers and other	$9.1	$15.3
Contract services, primarily DOE	5.1	4.6
Accounts receivable	$14.2	$19.9

Centrus formerly performed site services work under contracts with DOE at the former Portsmouth and Paducah gaseous diffusion plants. Overdue receivables from DOE of $14.2 million as of September 30, 2017, and $22.8 million as of December 31, 2016, are included in Other Long-Term Assets based on the extended timeframe expected to resolve the Company’s claims for payment.

Centrus has unapplied payments from DOE that may be used, at DOE’s direction, (a) to pay for future services provided by the Company, or (b) to reduce outstanding receivables balances due from DOE. The balance of unapplied payments of $19.3 million as of September 30, 2017, and December 31, 2016, is included in Other Long-Term Liabilities pending resolution of the long-term receivables from DOE described above.

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

	September 30, 2017			December 31, 2016
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$73.7	$3.2	$70.5	$115.8	$15.2	$100.6
Uranium	50.2	18.9	31.3	61.4	42.3	19.1
Materials and supplies	0.2	—	0.2	0.2	—	0.2
	$124.1	$22.1	$102.0	$177.4	$57.5	$119.9

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

6. PROPERTY, PLANT AND EQUIPMENT

	September 30, 2017	December 31, 2016
	(in millions)
Property, plant and equipment, gross	6.9	6.8
Accumulated depreciation	(1.7)	(0.8)
Property, plant and equipment, net	$5.2	$6.0

7. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014, and reflect the conditions at that time. The intangible asset related to the sales order book is amortized as the order book existing at emergence is reduced, principally as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the condensed consolidated statements of operations.

	September 30, 2017			December 31, 2016

			(in millions)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$22.1	$32.5	$54.6	$19.9	$34.7
Customer relationships	68.9	13.8	55.1	68.9	10.3	58.6
Total	$123.5	$35.9	$87.6	$123.5	$30.2	$93.3

8. DEBT

A summary of long-term debt follows (in millions):

	Maturity	September 30, 2017	December 31, 2016
8.25% Notes:	Feb. 2027
Principal		$74.3	$—
Interest		58.1	—
8.25% Notes		132.4	—
8% PIK Toggle Notes	Sep. 2019 (a)	31.3	234.6
Subtotal		163.7	234.6
Less deferred issuance costs		0.1	0.5
Total debt		163.6	234.1
Less current portion		6.1	—
Long-term debt		$157.5	$234.1

(a) Maturity can be extended to September 2024 upon the satisfaction of certain funding conditions described below.

Note Exchange

On February 14, 2017, pursuant to an exchange offer and consent solicitation, Centrus exchanged $204.9 million principal amount of the Company’s 8% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) for $74.3 million principal amount of 8.25% notes due February 2027 (the “8.25% Notes”), 104,574 shares of Series B Preferred Stock with a liquidation preference of $1,000 per share, and $27.6 million of cash. The exchange is accounted for as a troubled debt restructuring (a “TDR”) under Accounting Standards Codification Subtopic 470-60, Debt-Troubled Debt Restructurings by Debtors. For an exchange classified as a TDR, if the future undiscounted cash flows of the newly issued debt and other consideration are less than the net carrying value of the original debt, a gain is recorded for the difference and the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value. Accordingly, the Company recognizes the 8.25% Notes on the condensed consolidated balance sheet as the sum of the principal balance and all future interest payments. The Company recognized a gain of $33.6 million related to the note exchange for the quarter ended March 31, 2017, which is net of transaction costs of $9.0 million and previously deferred issuance costs related to the 8% PIK Toggle Notes of $0.4 million. Refer to Note 13, Stockholders’ Equity for details related to the newly issued preferred stock.

8.25% Notes

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As described above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of September 30, 2017, $6.1 million of interest is recorded as current and classified as Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet.

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

8% PIK Toggle Notes

Interest on the 8% PIK Toggle Notes is payable semi-annually in arrears on March 31 and September 30 based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ended March 31, 2017, and September 30, 2017, the Company elected to pay interest in the form of PIK payments at 5.5% per annum.
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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in Millions)

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$135.9	$—	$—	$135.9	$260.7	$—	$—	$260.7
Deferred compensation asset (a)	1.3	—	—	1.3	1.1	—	—	1.1

Liabilities:
Deferred compensation obligation (a)	1.3	—	—	1.3	1.1	—	—	1.1

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

Other Financial Instruments

As of September 30, 2017, and December 31, 2016, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The carrying value and estimated fair value of long-term debt follow (in millions):

	September 30, 2017			December 31, 2016
	Carrying Value		Estimated Fair Value (a)	Carrying Value	Estimated Fair Value (a)
8.25% Notes	$138.5	(b)	$59.7	-	-
8% PIK Toggle Notes	31.3		24.0	234.6	107.4
(a) Based on the most recent trading price as of the balance sheet date, which is considered a Level 2 input as of September 30, 2017, and a Level 1 input as of December 31, 2016, based on the frequency of trading.

(b)
The carrying value of the 8.25% Notes as of September 30, 2017, consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 8, Debt.

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit cost (credit) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service costs	$0.9	$1.0	$2.8	$2.9
Interest costs	8.0	8.9	24.1	26.6
Expected gains on plan assets	(10.1)	(10.6)	(30.5)	(31.6)
Actuarial loss from remeasurement	—	—	—	0.8
Net periodic benefit credit	$(1.2)	$(0.7)	$(3.6)	$(1.3)

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

The components of net periodic benefit cost for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest costs	$1.8	$2.1	$5.4	$6.1
Expected gains on plan assets	—	(0.1)	—	(0.2)
Amortization of prior service credits, net	—	(0.1)	(0.1)	(0.2)
Net periodic benefit cost	$1.8	$1.9	$5.3	$5.7

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss allocable to common stockholders (in millions)	$(10.5)	$(41.3)	$(28.3)	$(58.8)

Shares in thousands:
Average common shares outstanding - basic	9,103	9,096	9,081	9,102
Potentially dilutive shares related to stock options (a)	—	—	—	—
Average common shares outstanding - diluted	9,103	9,096	9,081	9,102

Net loss per common share – basic and diluted	$(1.15)	$(4.54)	$(3.12)	$(6.46)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	13	14	60	7

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	327	375	30	490

12. COMMITMENTS AND CONTINGENCIES

American Centrifuge

Milestones Under the 2002 DOE-USEC Agreement

The Company and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. DOE consented to the assumption by Centrus of the 2002 DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and Centrus under those agreements as part of the Company’s Chapter 11 bankruptcy process. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

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

Piketon Facility Costs and D&D Obligations

Effective October 1, 2015, the U.S. government discontinued funding of the American Centrifuge demonstration cascade at Piketon. Funding for American Centrifuge is now limited to research and development work at the Company’s facilities in Oak Ridge, Tennessee. As a result of reduced program funding, Centrus incurred a special charge in the third quarter of 2015 for estimated employee termination benefits, and began reductions in force. Refer to Note 2, Special Charges, for details. Centrus began to incur expenditures in the second quarter of 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. Centrus leases the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between Centrus and DOE regarding other possible uses for the facility, Centrus is obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. The D&D work is expected to extend through 2017 and be substantially completed by year-end. As of September 30, 2017, Centrus has accrued $16.6 million on the balance sheet as Decontamination and Decommissioning Obligations for the estimated fair value of the remaining costs to complete the D&D work.

Centrus is required to provide financial assurance to the NRC and DOE for D&D costs under a regulatorily-prescribed methodology that includes potential contingent costs and reserves. As of September 30, 2017, Centrus has provided financial assurance to the NRC and DOE in the form of surety bonds that are fully cash collateralized by Centrus for $29.6 million. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D and lease obligations.

Centrus has received state economic incentives in exchange for commitments by the Company to make investments in capital improvements and employee training. Should the commitments under the incentive agreements not be met, the Company may be required to repay a portion of the state incentives.

13.  STOCKHOLDERS’ EQUITY

Series B Preferred Stock

On February 14, 2017, Centrus issued 104,574 shares of Series B Preferred Stock as part of the securities exchange described in Note 8, Debt. The issuance of the Series B Preferred Stock was a non-cash financing transaction. The Series B Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”). The Series B Preferred Stock is recorded on the condensed consolidated balance sheet at fair value less transaction costs, or $4.6 million as of September 30, 2017.

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

Centrus has not met these criteria for the periods from issuance through September 30, 2017, and has not declared, accrued or paid dividends on the Series B Preferred Stock as of September 30, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part. As of September 30, 2017, the Series B Preferred Stock has an aggregate liquidation preference of $109.6 million, including accumulated dividends of $5.0 million.

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

Stock-Based Compensation

A summary of stock-based compensation costs follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Total stock-based compensation costs:
Restricted stock units	$—	$—	$—	$0.1
Stock options	0.1	0.1	0.3	0.3
Expense included in selling, general and administrative expense	$0.1	$0.1	$0.3	$0.4

Total recognized tax benefit	$—	$—	$—	$—

As of September 30, 2017, there was $0.5 million of unrecognized compensation cost related to unvested stock-based payments granted, of which $0.4 million relates to stock options and $0.1 million relates to unvested restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.2 years.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. Stock options vest and become exercisable in equal annual installments over a three- or four-year period and expire 10 years from the date of grant.

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no option grants in the nine months ended September 30, 2017.

Nine Months Ended September 30, 2016
Risk-free interest rate	1.9%
Expected volatility	75%
Expected option life (years)	6
Weighted-average grant date fair value	$1.77
Options granted (in thousands)	15

A total of 30,000 restricted stock units were issued to non-employee, independent members of the Board of Directors in the nine months ended September 30, 2017, including 5,000 restricted stock units in the three months ended September 30, 2017. The restricted stock units vest on the earlier of May 31, 2018, or the date of the 2018 Annual Meeting, absent a defined event that would accelerate vesting. Settlement of restricted stock units is made in shares of Class A Common Stock only upon the director’s retirement or other end of service.

Shares Outstanding

A total of 38,751 shares of Class A Common Stock were issued in settlement of vested restricted stock units to three former members of the Board of Directors following the end of their service on May 31, 2017.

Shares of Class B Common Stock that are sold in the market are converted to shares of Class A Common Stock. In the nine months ended September 30, 2017, a total of 30,318 shares of Class B Common Stock were sold in the market and converted to shares of Class A Common Stock as of September 30, 2017.

Changes in the number of shares outstanding follow:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2015	—	7,563,600	1,436,400
Balance at September 30, 2016	—	7,563,600	1,436,400

Balance at December 31, 2016	—	7,563,600	1,436,400
Issuance of Preferred Stock	104,574	—	—
Issuance of Class A Common Stock	—	38,751	—
Conversion of Common Stock from Class B to Class A	—	30,318	(30,318)
Balance at September 30, 2017	104,574	7,632,669	1,406,082

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Revenue
LEU segment:
Separative work units	$43.5	$14.1	$82.2	$128.3
Uranium	—	—	—	14.3
	43.5	14.1	82.2	142.6
Contract services segment	6.8	7.3	19.3	32.2
Revenue	$50.3	$21.4	$101.5	$174.8

Segment Gross Profit (Loss)
LEU segment	$11.1	$(1.8)	$5.4	$11.9
Contract services segment	0.5	(0.3)	(0.6)	7.3
Gross profit (loss)	$11.6	$(2.1)	$4.8	$19.2

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

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which could significantly transform the competitive landscape Centrus faces. The nuclear fuel cycle industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding the timing of industry expansion globally. Nuclear generators in some parts of the world, including the U.S., are under pressure from changes in electricity demand and the effects of new, lower cost sources of electricity generation in their markets. Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, demand for fuel, and financial conditions, and otherwise create uncertainty. These changes may affect the company’s existing contracts and its ability to obtain new contracts. To address these changes, we may seek to adjust our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions. We are actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction.

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

Revenue for our LEU segment accounted for approximately 88% of our total revenue in 2016. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 25-40% of revenue from our LEU segment in recent years. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts.

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

Utility customers in general have the option to defer physical receipt of LEU or uranium purchased from Centrus beyond the contractual sale period. In such cases, title to LEU or uranium is transferred to the customer and a performance obligation for Centrus is created and a receivable is recorded. Cash is collected for the receivable under normal credit terms. The performance obligation is represented as Deferred Revenue on the balance sheet and the customer-titled product is classified as Deferred Costs Associated with Deferred Revenue. Risk of loss remains with Centrus until physical delivery occurs. The recognition of revenue and related cost of sales occurs at the time physical delivery occurs and risk of loss transfers to the customer. The timing of physical delivery, subject to notice period requirements, is at the option of the customer. Deferred revenue and deferred cost activity in the nine months ended September 30, 2017, follows:

(in millions)	Deferred Revenue	Deferred Cost	Gross Profit Deferred or (Recognized)	Margin

Balance at December 31, 2016	$123.6	$89.3	$34.3	28%
Deferred sales in the period	66.4	44.9	21.5	32%
Previously deferred sales recognized in the period	(58.3)	(39.7)	(18.6)	32%
Balance at September 30, 2017	$131.7	$94.5	$37.2	28%

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

In September 2015, Centrus completed a successful three-year demonstration of the existing American Centrifuge technology at its facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. Since then our government contracts with UT-Battelle have provided for continued engineering and testing work on the American Centrifuge technology at the Company’s facilities in Oak Ridge, Tennessee. Our recently completed contract with UT-Battelle (the “2017 ORNL Contract”) was for the period from October 1, 2016, through September 30, 2017, and generated revenue of approximately $25 million. On October 26, 2017, the parties executed a new fixed priced contract for the period from October 1, 2017, through September 30, 2018, that is expected to generate total revenue of approximately $16 million upon completion of defined milestones. The ORNL contracts have been funded incrementally. Funding for the program is provided to UT-Battelle by the U.S. government which is currently operating under a continuing resolution.

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

2017 Outlook

We anticipate SWU and uranium revenue in 2017 in a range of $175 million to $200 million, reflecting an expected decline in SWU and uranium volumes delivered compared to 2016. We anticipate total revenue in a range of $200 million to $225 million. Our revenues continue to be most heavily weighted to the fourth quarter, and we expect more than one-half of our annual revenue in the fourth quarter of 2017, compared to 44% in the fourth quarter of 2016. We expect to end 2017 with a cash and cash equivalents balance in a range of $150 million to $175 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional short-term purchases or sales of SWU and uranium;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	The outcome of legal proceedings and other contingencies;

•	Potential use of cash for strategic initiatives;

•	Actions taken by our customers, including actions that might affect our existing contracts, as a result of market and other conditions impacting our customers and the industry; and

•	Additional costs for decontamination and decommissioning of the Company’s facility in Ohio.

Results of Operations

Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$43.5	$14.1	$29.4	209%
Uranium revenue	—	—	—	–
Total	43.5	14.1	29.4	209%
Cost of sales	32.4	15.9	(16.5)	(104)%
Gross profit (loss)	$11.1	$(1.8)	$12.9	717%

Contract services segment
Revenue	$6.8	$7.3	$(0.5)	(7)%
Cost of sales	6.3	7.6	1.3	17%
Gross profit (loss)	$0.5	$(0.3)	$0.8	267%

Total
Revenue	$50.3	$21.4	$28.9	135%
Cost of sales	38.7	23.5	(15.2)	(65)%
Gross profit (loss)	$11.6	$(2.1)	$13.7	652%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$82.2	$128.3	$(46.1)	(36)%
Uranium revenue	—	14.3	(14.3)	(100)%
Total	82.2	142.6	(60.4)	(42)%
Cost of sales	76.8	130.7	53.9	41%
Gross profit	$5.4	$11.9	$(6.5)	(55)%

Contract services segment
Revenue	$19.3	$32.2	$(12.9)	(40)%
Cost of sales	19.9	24.9	5.0	20%
Gross profit (loss)	$(0.6)	$7.3	$(7.9)	(108)%

Total
Revenue	$101.5	$174.8	$(73.3)	(42)%
Cost of sales	96.7	155.6	58.9	38%
Gross profit	$4.8	$19.2	$(14.4)	(75)%

Revenue

Revenue from the LEU segment increased $29.4 million (or 209%) in the three months and declined $60.4 million (or 42%) in the nine months ended September 30, 2017, compared to the corresponding periods in 2016. The volume of SWU sales increased 178% in the three-month period and declined 30% in the nine-month period. We expect more than one-half of our annual revenue in the fourth quarter of 2017. We expect SWU volumes delivered will decline in 2017 compared to 2016. Refer to 2017 Outlook above. The average price billed to customers for sales of SWU increased 11% in the three-month period and declined 8% in the nine-month period, reflecting the particular contracts under which SWU were sold during the periods. We expect the average SWU price for sales during the full year 2017 will be approximately 3% lower than in 2016.

Revenue from the contract services segment declined $0.5 million (or 7%) in the three months ended September 30, 2017, compared to the corresponding period in 2016, reflecting the reduced scope of contract work for American Centrifuge technology services in the current period. Revenue from the contract services segment declined $12.9 million (or 40%) in the nine months ended September 30, 2017, compared to the corresponding period in 2016, due to the reduced scope of work and the timing of revenue recognition in the prior period. As a result of the contract signed with UT-Battelle in March 2016, revenue in the nine months ended September 30, 2016, included $24.2 million for work in the nine months ended September 30, 2016, as well as $8.1 million for March 2016 reports on work performed in the fourth quarter of 2015.

Cost of Sales

Cost of sales for the LEU segment increased $16.5 million (or 104%) in the three months and declined $53.9 million (or 41%) in the nine months ended September 30, 2017, compared to the corresponding periods in 2016, primarily due to the changes in SWU sales volumes noted above and declines in the average cost of sales per SWU.

Cost of sales is affected by sales volumes, unit costs of inventory, and direct charges to cost of sales such as inventory valuation adjustments and legacy costs related to former GDP employees and other residual costs related to the Paducah GDP. Refer to Impact of Legacy Costs below.

Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $3.0 million in the nine months ended September 30, 2016, including $2.3 million in third quarter of 2016.

Cost of sales for the contract services segment declined $1.3 million (or 17%) in the three months and $5.0 million (or 20%) in the nine months ended September 30, 2017, compared to the corresponding periods in 2016, due to the reduced scope of contract work.

Gross Profit

We realized a gross profit of $11.6 million in the three months ended September 30, 2017, an increase of $13.7 million compared to the gross loss of $2.1 million in the corresponding period in 2016. We realized an increase in gross profit of $12.9 million for the LEU segment primarily due to increases in the average SWU sales price and SWU sales volume, and a decline in the average SWU cost.

We realized a gross profit of $4.8 million in the nine months ended September 30, 2017, a decline of $14.4 million compared to the gross profit of $19.2 million in the corresponding period in 2016. We realized a decline in gross profit of $6.5 million for the LEU segment primarily due to the decline in the average SWU sales price and the decline in SWU sales volume for the nine months compared to the prior period, partially offset by a decline in the average SWU cost.

We realized a decline in gross profit of $7.9 million for the contract services segment in the nine months ended September 30, 2017, compared to the corresponding period in 2016. Revenue for the contract services segment in the nine months ended September 30, 2016, included a billing for March 2016 reports on work performed in the fourth quarter of 2015. Related expenses were included in Advanced Technology License and Decommissioning Costs in 2015 as they were incurred before a contract was in place. We realized a gross loss of $0.6 million for the contract services segment in the nine months ended September 30, 2017, due to costs incurred which are not fully recoverable from the revenue under the contract with UT-Battelle.

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

	Nine Months Ended September 30,
	2017	2016
LEU segment (GAAP)
Gross profit	$5.4	$11.9
Gross margin	6.6%	8.3%

Legacy costs included in cost of sales:
Pension and postretirement health and life benefits	$2.2	$3.2
Disability obligations and other	0.4	3.9
Legacy costs	$2.6	$7.1

LEU segment excluding legacy costs (non-GAAP)
Gross profit excluding legacy costs	$8.0	$19.0
Gross margin excluding legacy costs	9.7%	13.3%

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

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Gross profit (loss)	$11.6	$(2.1)	$13.7	652%
Advanced technology license and decommissioning costs	4.5	21.9	17.4	79%
Selling, general and administrative	11.0	10.7	(0.3)	(3)%
Amortization of intangible assets	2.5	1.7	(0.8)	(47)%
Special charges for workforce reductions and advisory costs	2.4	0.6	(1.8)	(300)%
Gains on sales of assets	(0.6)	(0.3)	0.3	100%
Operating loss	(8.2)	(36.7)	28.5	78%
Interest expense	0.7	4.7	4.0	85%
Investment income	(0.4)	(0.1)	0.3	300%
Loss before income taxes	(8.5)	(41.3)	32.8	79%
Income tax benefit	—	—	—	–
Net loss	(8.5)	(41.3)	32.8	79%
Preferred stock dividends - undeclared and cumulative	2.0	—	2.0	–
Net loss allocable to common stockholders	$(10.5)	$(41.3)	$30.8	75%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Gross profit	$4.8	$19.2	$(14.4)	(75)%
Advanced technology license and decommissioning costs	15.0	38.6	23.6	61%
Selling, general and administrative	33.1	34.6	1.5	4%
Amortization of intangible assets	5.7	7.6	1.9	25%
Special charges for workforce reductions and advisory costs	7.1	1.2	(5.9)	(492)%
Gains on sales of assets	(2.3)	(1.0)	1.3	130%
Operating loss	(53.8)	(61.8)	8.0	13%
Gain on early extinguishment of debt	(33.6)	(16.7)	16.9	101%
Interest expense	4.3	14.8	10.5	71%
Investment income	(1.0)	(0.5)	0.5	100%
Loss before income taxes	(23.5)	(59.4)	35.9	60%
Income tax benefit	(0.2)	(0.6)	(0.4)	(67)%
Net loss	(23.3)	(58.8)	35.5	60%
Preferred stock dividends - undeclared and cumulative	5.0	—	5.0	–
Net loss allocable to common stockholders	$(28.3)	$(58.8)	$30.5	52%

Advanced Technology License and Decommissioning Costs

Advanced technology license and decommissioning costs consist of American Centrifuge expenses that are outside of our contracts with UT-Battelle, including ongoing costs to maintain the demobilized Piketon facility and our NRC licenses at that location. Costs declined $17.4 million (or 79%) in the three months ended September 30, 2017, compared to the corresponding period in 2016. The prior period included a $15.0 million charge to increase the accrued D&D liability for the Piketon demonstration facility based on updated cost estimates. Costs declined $23.6 million (or 61%) in the nine months ended September 30, 2017, compared to the corresponding period in 2016, due to the $15.0 million increase in the D&D liability in the prior period and demobilization costs incurred in early 2016 in preparation for the D&D of the Piketon facility. D&D costs commenced in the second quarter of 2016 and are charged against the D&D liability. For additional details on the D&D of the Piketon facility, refer to American Centrifuge - Piketon Facility Costs and D&D Obligations in Note 12, Commitments and Contingencies, of the condensed consolidated financial statements.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $0.3 million (or 3%) in the three months and declined $1.5 million (or 4%) in the nine months ended September 30, 2017, compared to the corresponding periods in 2016. Consulting costs declined $0.3 million in the three-month period and $1.4 million in the nine-month period. Compensation and benefit costs were flat in the three-month period and declined $0.3 million in the nine-month period ended September 30, 2017, including the effect of an $0.8 million loss in the prior period related to the remeasurement of pension obligations.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which increased in the three-month period and declined in the nine months ended September 30, 2017, compared to the corresponding periods in 2016. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions and Advisory Costs

Special charges in the nine months ended September 30, 2017, included estimated employee termination benefits of $2.3 million, including $0.7 million in the third quarter, less $0.2 million for unvested employee departures. Advisory costs related to the Company’s project to align its corporate structure to the scale of its ongoing business operations and to update related information technology were $1.7 million and $5.0 million in the three and nine months ended September 30, 2017, respectively, compared to $0.3 million and $0.8 million in the corresponding periods of 2016.

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

Interest Expense

Interest expense declined $4.0 million (or 85%) in the three months and $10.5 million (or 71%) in the nine months ended September 30, 2017, compared to the corresponding periods in 2016, due to the early extinguishment of 87% of the outstanding principal amount of the 8% PIK Toggle Notes on February 14, 2017. No interest expense is recognized on the new 8.25% Notes as described in Note 8, Debt, of the condensed consolidated financial statements.

Income Tax Benefit

The income tax benefit was $0 in the three months and $0.2 million in the nine months ended September 30, 2017. The income tax benefit was $0 in the three months and $0.6 million in the nine months ended September 30, 2016. The income tax benefit in both nine-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Loss

Our net loss was $8.5 million in the three months ended September 30, 2017, compared to a net loss of $41.3 million in the three months ended September 30, 2016. The favorable variance of $32.8 million was primarily the result of the $13.7 million improvement in gross profit, $15.0 million of accrued D&D costs in the prior period, and the $4.0 million decline in interest expense.

Our net loss was $23.3 million in the nine months ended September 30, 2017, compared to a net loss of $58.8 million in the nine months ended September 30, 2016. The favorable variance of $35.5 million was primarily the result of the $23.6 million decline in advanced technology license and decommissioning costs, including D&D cost accruals, the $16.9 million increase in gains on the early extinguishment of debt, and the $10.5 million decline in interest expense, partially offset by the $14.4 million decline in gross profit and the $5.9 million increase in special charges.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the quarter ended September 30, 2017, and we have not declared or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended the third quarter of 2017 with a consolidated cash balance of $135.9 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level. Centrus’ principal source of funding for American Centrifuge activities is provided: (i) under the contract with UT-Battelle, the operator of ORNL; and (ii) from Centrus’ wholly owned subsidiary United States Enrichment Corporation (“Enrichment Corp.”) to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes. The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the contract with UT-Battelle, American Centrifuge costs that are outside the scope of work under the contract with UT-Battelle, including D&D costs and ongoing costs to maintain the Piketon facility and our NRC licenses at that location, and general corporate expenses, including cash interest payments on our debt.

Capital expenditures are expected to be insignificant for at least the next 12 months.

In September 2015, Centrus completed a successful three-year demonstration of the American Centrifuge technology at its facility in Piketon, Ohio. U.S. government funding for American Centrifuge is now limited to research and development work at our facilities in Oak Ridge, Tennessee. As a result of reduced program funding, workforce reductions commenced in the fourth quarter of 2015 and we expect to make payments of $4.9 million for remaining workforce reductions through 2019.

Centrus began to incur expenditures in the second quarter of 2016 associated with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. In the nine months ended September 30, 2017, D&D costs of $22.1 million were charged against the accrued D&D liability. The D&D work is expected to be substantially completed by year-end. As of September 30, 2017, we have accrued $16.6 million for the estimated fair value of the remaining costs to complete the D&D work.

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

The change in cash and cash equivalents from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2017	2016
Cash used in operating activities	$(95.6)	$(51.9)
Cash provided by (used in) investing activities	1.8	(1.5)
Cash used in financing activities	(31.0)	(9.8)
Decrease in cash and cash equivalents	$(124.8)	$(63.2)

Operating Activities

The net reduction of $42.3 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the nine months ended September 30, 2017. Other major uses of cash were corporate costs including benefits funding and costs for D&D of the American Centrifuge demonstration cascade. Sources of cash included the monetization of inventory as inventories declined $17.9 million in the nine-month period and receivables from utility customers declined $6.2 million.

In the corresponding period in 2016, the net reduction of $68.9 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash. Other major uses of cash were corporate costs including benefits funding and costs for D&D of the American Centrifuge demonstration cascade. Sources of cash included the monetization of inventory as inventories declined $45.8 million in the nine-month period and receivables from utility customers declined $18.4 million.

Investing Activities

Capital expenditures were $0.3 million in the nine months ended September 30, 2017, and $3.0 million in the corresponding period of 2016.

Financing Activities

In February 2017, Centrus exchanged $204.9 million principal amount of the Company’s 8% paid-in-kind (“PIK”) toggle notes (“8% PIK Toggle Notes”) for $74.3 million principal amount of 8.25% notes maturing in February 2027 (the “8.25% Notes”), 104,574 shares of Series B Preferred Stock and $27.6 million of cash. Refer to Note 8, Debt of the condensed consolidated financial statements.

In June 2016, Centrus repurchased 8% PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million for cash payments of $9.8 million.

Working Capital

	September 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$135.9	$260.7
Accounts receivable	14.2	19.9
Inventories, net	102.0	119.9
Other current assets and liabilities, net	(106.2)	(165.6)
Working capital	$145.9	$234.9

Capital Structure and Financial Resources

On February 14, 2017, pursuant to an exchange offer and consent solicitation, we exchanged $204.9 million principal amount of our 8% PIK Toggle Notes for $74.3 million principal amount of the 8.25% Notes, 104,574 shares of Series B Preferred Stock with liquidation preference of $1,000 per share, and $27.6 million of cash. Following the exchange offer, $29.6 million principal amount of 8% PIK Toggle Notes remained outstanding. The Company recognized a gain related to the note exchange of $33.6 million in the first quarter of 2017, which is net of transaction costs of $9.0 million and previously deferred issuance costs related to the 8% PIK Toggle Notes of $0.4 million.

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

The principal amount of the 8% PIK Toggle Notes is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ended March 31, 2017, and September 30, 2017, the Company elected to pay interest in the form of cash payments at 2.5% per annum and PIK payments at 5.5% per annum. The principal amount of the 8% PIK Toggle Notes was $31.3 million as of September 30, 2017. The 8%

PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the 8% PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to an unconditional interest claim). Additional terms and conditions of the 8% PIK Toggle Notes and the Enrichment Corp. guarantee are described in Note 8, Debt of the condensed consolidated financial statements.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the Liquidation Preference. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent that: our pension plans and Enrichment Corp.’s pension plans are at least 90% funded on a variable rate premium calculation in the current plan year; our net income calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) (excluding the effect of pension remeasurement) for the immediately preceding fiscal quarter exceeds $7.5 million; our free cash flow (defined as the sum of cash provided by (used in) operating activities and cash provided by (used in) investing activities) for the immediately preceding four fiscal quarters exceeds $35 million; the balance of cash and cash equivalents calculated in accordance with GAAP on the last day of the immediately preceding quarter would exceed $150 million after pro forma application of the dividend payment; and dividends may be legally paid under Delaware law. Centrus has not met these criteria for the periods from issuance through September 30, 2017, and has not declared, accrued or paid dividends on the Series B Preferred Stock as of September 30, 2017.

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

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, there were no material off-balance sheet arrangements at September 30, 2017, or December 31, 2016.

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

As of September 30, 2017, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the previously identified material weakness in internal control over financial reporting, which continued to exist as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2017, the Company implemented a new enterprise resource planning (ERP) system in which a significant portion of our business transactions originate and are processed and recorded. The implementation included the outsourcing of payroll functions. As a result of the ERP system implementation, we modified certain existing controls as well as implemented new controls to adapt to changes in our processes. We concluded, as part of our evaluation described in the above paragraphs, that the implementation of the ERP system has not materially affected our internal control over financial reporting. Other than the ERP system implementation and steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed in interactive data file (XBRL) format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Centrus Energy Corp.

Date:	November 14, 2017	By:	/s/ Stephen S. Greene
Stephen S. Greene
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)