Form 10-K
period 2017-12-31
CENTRUS ENERGY CORP
filed 2018-03-15
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(IRS Employer Identification No.)

6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817
(301) 564-3200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.10 per share	NYSE American
Rights to purchase Series A Participating Cumulative Preferred Stock, par value $1.00 per share	NYSE American

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2017, was $22.2 million. As of March 1, 2018, there were 7,632,669 shares of the registrant’s Class A Common Stock and 1,406,082 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2018 annual meeting of shareholders to be filed subsequent to the date hereof are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include risks: related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) maturing in September 2019, our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock, including the potential termination of the guarantee by United States Enrichment Corporation of the 8% PIK Toggle Notes; risks related to the use of our net operating losses (“NOLs”)

and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our Class A Common Stock on the NYSE American LLC (the “NYSE American”); risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government entity Joint Stock Company “TENEX” (“TENEX”) under a commercial supply agreement with TENEX (the “Russian Supply Agreement”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements, including the Russian Supply Agreement; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks associated with our reliance on third-party suppliers to provide essential services to us; risks related to trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements; the impact of government regulation including by the U.S. Department of Energy and the United States Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for the American Centrifuge project and our ability to perform under our agreement with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), for continued research and development of the American Centrifuge technology; the potential for further demobilization or termination of the American Centrifuge project; risks related to the current demobilization of portions of the American Centrifuge project, including risks that the schedule could be delayed and costs could be higher than expected; failures or security breaches of our information technology systems; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of nuclear fuel and services for the nuclear power industry. References to “Centrus”, the “Company”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates.

Centrus’ primary business involves the sale of low-enriched uranium (“LEU”) or its components and natural uranium to utilities operating commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources including our inventory, medium- and long- term supply contracts and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources. Our long-term goal is to resume commercial enrichment production, and we are exploring approaches to that end.

With our multi-decade experience in uranium enrichment, we continue to be a leader in the development of advanced uranium enrichment technology. We are performing research and demonstration work on our advanced centrifuge technology to support U.S. energy and national security through our contract with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor of Oak Ridge National Laboratory (“ORNL”) for the United States Department of Energy (“DOE”). We believe that this technology could play a critical role in meeting United States national and energy security needs and achieving our nation’s nonproliferation objectives.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape we face. The nuclear fuel industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding the timing of industry expansion globally. Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, or create uncertainty. To address these changes, we have taken steps to adjust our cost structure and may seek further adjustments to our cost structure and operations and to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

We are working to leverage our unique technical expertise and facilities to support leading companies in the fields of advanced nuclear reactors, nuclear medicine, and related industries as well as the U.S. government. Our experience developing, licensing and manufacturing advanced nuclear technologies positions us to provide critical design, engineering, manufacturing and other services to a broad range of potential clients, including those involving sensitive or classified technologies.

We are also actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction.

Our Business Today

In 2017, our management team led the Company’s successful efforts to significantly reduce our long-term debt, reduce our future selling, general and administrative (“SG&A”) costs, add new sales and customers to the LEU order book, and expand into new areas of the nuclear industry. We have worked to diversify our supply and revenue streams and position ourselves for long-term financial strength as we seek to remain a trusted partner to the global nuclear industry and return value to our shareholders.

Our competitive strengths include:

•
Positioned for the long term:  We have long-term nuclear fuel sales and supply contracts in place that extend well into the next decade; these contracts will provide a stream of revenue for many years and provide a foundation for growth. Because we do not have the large capital and overhead costs of a production facility, we are positioned to continue to obtain supply of LEU from an oversupplied market experiencing historically low prices, which we believe will strengthen our position for the future.

•
Diverse supply portfolio:  Our management team is focused on expanding and diversifying our supply base to provide additional value to our customers and to more effectively compete. We have entered into new agreements with suppliers of enriched uranium, diversifying and expanding our sources of supply and improving our logistics for delivery of enriched uranium. In addition, we have acquired access to additional enriched uranium supply from the excess inventories of utility operators of nuclear power plants and from other primary and secondary sources of enriched uranium supply. Our strategy is to remain a highly diversified and reliable supplier of LEU with the flexibility to meet the evolving needs of our customers and effectively compete in the marketplace.

•
Technology development, deployment and manufacturing experience:  Our expertise and world-leading technical, engineering and manufacturing capabilities in Oak Ridge, Tennessee create opportunities for us. First, through contracts with UT-Battelle, we are continuing to advance our U.S. centrifuge technology in specialized facilities in Oak Ridge so that it could be deployed if and when needed for national security purposes and/or deployed at a commercial scale enrichment facility over the long term once market conditions recover. Second, we seek to leverage our domestic enrichment experience and engineering know-how to assist private sector customers in production of fuel for next-generation nuclear reactors and the development of related facilities.

We believe that our position as a leading provider of enriched uranium and our long-standing global relationships will enable us to increase our future market share in the nuclear fuel market and support our growth into complementary areas of the nuclear industry. We are well-positioned to capitalize on our heritage, industry-wide relationships, and diversity of supply to provide reliable and competitive sources of nuclear fuel and services. Centrus continues to be valued by our customers as a source of diversity, stability, and competition in the enrichment market. Moreover, our smaller size and lower fixed costs can be advantageous under the current excess capacity market conditions, allowing us to focus on using resources efficiently to grow the Company.

For a discussion of the potential risks and uncertainties facing our business, see Item 1A, Risk Factors.

Uranium and Enrichment

LEU consists of two components: separative work units (“SWU”) and uranium. Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia, the United States and several other countries. According to the World Nuclear Association (“WNA”), there are adequate measured resources of uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: uranium-235 (“U235”) and uranium-238 (“U238”). The concentration of U235 in natural uranium is only 0.711% by weight. Most commercial nuclear power reactors require LEU fuel with a U235 concentration greater than natural uranium and up to 5% by weight. Uranium enrichment is the process by which the concentration of U235 is increased to that level.

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

Products and Services

We operate the following two business segments: 1) Low-Enriched Uranium and 2) Contract Services.

Low-Enriched Uranium

Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of natural uranium.

Revenue for our LEU segment accounted for approximately 89% of our total revenue in 2017. Our customers are primarily domestic and international utilities that operate nuclear power plants. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts.

Contract Services

Our Contract Services segment reflects our technical, manufacturing and engineering services offered to our public and private sector customers, including the American Centrifuge engineering and testing activities we perform as a contractor for UT-Battelle. With our private sector customers, we seek to leverage our domestic enrichment experience and engineering know-how to assist customers with a range of engineering and advanced manufacturing projects including the production of fuel for next-generation nuclear reactors and the development of related facilities.

Revenue by Geographic Area, Major Customers and Segment Information

Revenue attributed to domestic and foreign customers, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Year Ended December 31,
	2017	2016
United States	$134.5	$242.8
Foreign:
Japan	49.0	49.1
Belgium	34.9	—
Other	—	19.4
	83.9	68.5
Total revenue	$218.4	$311.3

In 2017, our 10 largest customers represented approximately 97% of total revenue and our four largest customers represented approximately 53% of total revenue. In our LEU segment, revenue from Synatom, Entergy, American Electric Power and South Carolina Electric & Gas Company represented approximately 16%, 14%, 12% and 11%, respectively, of total revenue in 2017. In 2016, our 10 largest customers represented approximately 90% of total revenue and our four largest customers represented approximately 50% of total revenue. In our LEU segment, revenue from Exelon Corporation, South Carolina Electric & Gas Company and American Electric Power represented approximately 15%, 12% and 11%, respectively, of total revenue in 2016. In our Contract Services segment, the U.S. government and its contractors represented approximately 11% of total revenue in 2017 and 12% of total revenue in 2016. No other customer represented more than 10% of total revenue in 2017 or 2016. Revenue by segment follows (in millions):

	Year Ended December 31,
	2017	2016
LEU segment revenue	$195.4	$272.8
Contract services segment revenue	23.0	38.5
Total revenue	$218.4	$311.3

Additional segment information reported in Note 18, Revenue by Geographic Area, Major Customers and Segment Information of the consolidated financial statements.

SWU and Uranium Sales Order Book

The SWU component of LEU is typically bought and sold under long-term contracts with deliveries over several years. Our order book of sales under contract (“order book”) extends for more than a decade. As of December 31, 2017, our order book was $1.3 billion compared to $1.4 billion at December 31, 2016. As previously disclosed, some long-term contracts in our order book were established with milestones related to the deployment of the American Centrifuge Plant (“ACP”) in Piketon, Ohio, that permit termination with respect to portions of the contract under limited circumstances. Further, some of our customers are facing financial difficulties and may seek modifications to their contracts or seek bankruptcy protection. We estimate that as of December 31, 2017, approximately 14% of our order book remains at risk due to milestones related to ACP deployment or due to customer financial conditions. As of December 31, 2016, we estimated that approximately 5% of our order book was at risk due to milestones related to ACP deployment.

We anticipate our SWU and uranium revenue from the sales currently under contract in our order book will be in a range of $150 million to $175 million during 2018. Most of our contracts provide for fixed purchases of SWU during a given year. Our estimate of the aggregate dollar amount of future SWU and uranium sales is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. Our order book estimate is also based on our estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Refer to Item 1A, Risk Factors, for a discussion of risks related to our order book.

Suppliers

We have a diverse base of supply that includes:

•	existing inventory of LEU,

•	long-term contracts with enrichment producers,

•	secondary suppliers including utility operators of nuclear power plants that have excess inventory, and

•	spot purchases of SWU and uranium.

We have and will seek to continue to further diversify this base of supply and take advantage of the opportunities to obtain additional short and long-term supplies of LEU at prices consistent with the current market.

Currently, our leading supplier of SWU is the Russian government entity Joint Stock Company “TENEX” (“TENEX”). Under an agreement with TENEX (the “Russian Supply Agreement”), we purchase SWU contained in LEU received from TENEX, and we deliver natural uranium to TENEX for the LEU’s uranium component. The Russian Supply Agreement extends to 2022 and gives us the right to reschedule certain quantities of SWU into the period 2023-2026, in return for the purchase of additional SWU in those years. Depending on the total purchase obligations rescheduled to 2023-2026, we may defer certain limited quantities beyond 2026.

Under the Russian Supply Agreement, we pay for the SWU contained in the LEU delivered to us, and either supply natural uranium to TENEX for the uranium content of the LEU or, in limited cases, pay for such content. SWU pricing is determined by a formula that combines a mix of market-related price points and other factors. This formula is subject to an adjustment that we anticipate will reduce the unit cost of SWU under this contract beginning in 2019.

The LEU that we obtain from TENEX under the Russian Supply Agreement is currently subject to quotas and other restrictions that could adversely affect our ability to sell the purchased enrichment in the United States and other markets. The Russian Supply Agreement only gives us the right to use a portion of this quota, which is less than the amount of Russian LEU that we need to order to meet our SWU purchase obligations to TENEX. We can ask TENEX to make additional quota available to us, sell the SWU in foreign markets or secure a deferral to a future year of the portion of the purchase obligation under the Russian Supply Agreement for which we have insufficient quota. In the past we have been able to reach agreement with TENEX to either secure additional quota or defer our obligation, but TENEX’s willingness to enter into such agreements in the future is not known. Refer below to —Competition and Foreign Trade - Limitations on Imports of LEU from Russia.

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

We procure LEU from other sources under short-term and long-term contracts and have inventories available that diversify our supply portfolio and provide flexibility to meet the needs of our customers.

Advanced Technology, Manufacturing, and Engineering Capability

We have a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering and testing facilities and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production in the future. The economics for commercial deployment of new enrichment capacity are severely challenged by the current supply/demand imbalance in the market for LEU and related downward pressure on market prices for SWU, which are now at historic lows. Market conditions, however, are expected to improve in the long term.

Since September 2015, our government contracts with UT-Battelle have provided for continued engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. In September 2016, we entered into a contract with UT-Battelle for the period from October 1, 2016, through September 30, 2017. The contract provided for payments for monthly reports of approximately $2.0 million per month and additional aggregate payments of $1.0 million based on completion of certain milestones and generated revenue of approximately $25.0 million. On October 26, 2017, the parties executed a new contract which provides for fixed payments upon completion of defined milestones for the period from October 1, 2017, through September 30, 2018, that is expected to generate total revenue of approximately $16.0 million upon timely completion of all defined milestones. Funding for the program is provided to UT-Battelle by the federal government.

In February 2016, we completed a successful three-year demonstration of the existing American Centrifuge technology at our facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. Later in 2016, we commenced the decontamination and decommissioning (“D&D”) of the Piketon demonstration cascade. Most of the D&D work has been completed as of December 31, 2017. Refer below under — DOE Facilities.

Competition and Foreign Trade

It is estimated that the enrichment industry market is currently about 50 million SWU per year. Our global market share is approximately 3 percent. Global LEU suppliers in our highly competitive industry compete primarily on the basis of price and secondarily on reliability of supply and customer service. The three largest LEU suppliers comprise an estimated 90 percent of market share combined:

•	Rosatom, a Russian government entity, which sells LEU through its wholly owned subsidiary TENEX;

•	Urenco, a consortium of companies owned or controlled by the British and Dutch governments and by two German utilities; and

•	Orano, a company largely owned by the French government that was formerly part of the French government owned company, AREVA.

The production capacity for Rosatom/TENEX is estimated by the WNA to be approximately 27 million SWU per year. Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions through 2020 as described below under —Limitations on Imports of LEU from Russia.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 18.8 million SWU per year at the end of 2016, down from 19.1 million at the end of 2015. Over the course of 2016, Urenco officials said that the company is no longer replacing older centrifuge machines that wear out, that it has taken two production halls offline at its Capenhurst site, and that it is no longer expanding enrichment capacity in the current market.

Orano’s gas centrifuge enrichment plant in France began commercial operations in 2011 and the plant’s nominal capacity of 7.5 million SWU was reportedly in service by the end of 2016. Orano has reported that it has suspended planned capacity expansions beyond 7.5 million SWU.

All of our current competitors are owned or controlled, in whole or in part, by foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

There are also producers of LEU in China, Japan and Brazil that primarily serve a portion of their respective domestic markets. China is emerging as a growing producer and has begun to supply LEU to international markets. China’s commercial SWU production capacity is estimated to be approximately 6 million SWU per year. Additional capacity is also under construction which may increase capacity up to 9 million SWU per year by 2020.

LEU may also be produced by down-blending government stockpiles of highly-enriched uranium. Governments control the timing and availability of highly-enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. Given the current oversupplied nuclear fuel market, any additional LEU from down-blended highly-enriched uranium released into the market would have a negative effect on prices for LEU.

LEU we supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the country of destination or other entities, such as the European Union or the International Atomic Energy Agency. The LEU supplied to us is subject to the terms of cooperation agreements between the country in which the material is produced and the country of destination or other entities.

Limitations on Imports of LEU from Russia

Imports into the United States of LEU and other uranium products produced in the Russian Federation, including LEU imported under the Russian Supply Agreement, are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended in 2008. These quotas limit the amount of Russian LEU that can be imported into the United States for U.S. consumption. The quotas apply through 2020 and, for 2014-2020, are set at an amount equal to approximately 20% of projected annual U.S. consumption of LEU, based on a market report published in 2005 by the WNA (“2005 WNA Report”).

As an exception to the quotas on imports of LEU for U.S. consumption, both the Russian Suspension Agreement and the September 2008 legislation permit unlimited imports of Russian LEU for use in initial cores for any new U.S. nuclear reactor.

It is possible that the quotas on imports of Russian LEU could change. Both the Russian Suspension Agreement and the September 2008 legislation require the U.S. Department of Commerce (“DOC”) to adjust the quotas in 2016 and 2019 based on changes in projected reactor demand as forecast by the WNA. In 2016, the DOC preliminarily determined that the adjustment would increase the quotas, but this increase was challenged by U.S. uranium mining companies, and, in May 2017, the DOC finally determined to increase the quota in 2018 and to reduce it in 2019 and 2020. However, because contracts approved by the DOC prior to the change in the quotas are not affected by the quota adjustment, this change in the quotas in 2019 and 2020 are not expected to materially affect imports of Russian LEU in those years pursuant to such contracts.

Aside from the quotas on imports of Russian LEU that will be consumed in the United States, there is a separate quota that applies to deliveries of Russian LEU to foreign customers at U.S. fabrication facilities. This quota generally requires that the LEU be processed and re-exported within a certain period of time although, in 2014, the DOC approved our proposal that Japanese customers with which we have existing contracts be allowed to physically store certain amounts of Russian LEU in the United States pending the restart of nuclear reactors in Japan.

During 2017, the DOC and the U.S. International Trade Commission conducted five year “sunset reviews” of the Russian Suspension Agreement. As a result of their reviews, both agencies determined that the Russian Suspension Agreement and the suspended investigation should remain in place. However, shortly after the sunset reviews were completed, Louisiana Energy Services (“LES”), a U.S. subsidiary of Urenco, a foreign competitor, requested that the DOC conduct an administrative review of the Russian Suspension Agreement for the period October 2016 through September 2017. By statute, the purpose of an administrative review is to review the current status of, and compliance with the Russian Suspension Agreement during the period of the review. Centrus is not aware of any violation of the Russian Suspension Agreement. However, in filings with the DOC, LES has requested the agency undertake a much broader review of whether the Russian Suspension Agreement continues to prevent the suppression or undercutting of price levels of domestic uranium products. The DOC has not determined the appropriate scope of the review. At the conclusion of its review, the DOC could leave the Russian Suspension Agreement in place, seek to either modify the Russian Suspension Agreement to impose additional or different restrictions on imports of Russian uranium products, including LEU, or terminate the Russian Suspension Agreement and restart the suspended investigation.

Imposition of additional restrictions or the imposition of duties could adversely affect our financial condition and operations and could make it economically difficult or impossible for us to continue to import Russia LEU or sell the amounts required to be purchased under the Russian Supply Agreement. In that case, we would need to find alternative supplies of LEU to use to meet our obligations to U.S. customers, and also find alternative markets outside the United States in which to sell the Russian SWU that we are obligated to purchase from TENEX but which we could not import or sell in the United States. Alternatively, if, instead of restarting the investigation, the DOC agrees with the Russian government to modify the Russian Suspension Agreement and extend or impose new restrictions on imports of Russian LEU, our ability to continue to deliver Russian LEU to customers would depend upon whether we could secure an exception under those new restrictions or a share of any quota granted to TENEX.

We are actively participating in the administrative review and seeking to ensure that the Russian Suspension Agreement is implemented in a manner that does not adversely impact our existing contracts, including the Russian Supply Agreement, or our ability to continue to offer a diverse supply to our customers in the United States. The administrative review is expected to conclude by the end of 2018, but could be extended until the second quarter of 2019. In October 2019 and 2020, LES and other domestic parties will have additional opportunities to request that the DOC conduct administrative reviews.

Absent an agreement between the DOC and the Russian government to extend the Russian Suspension Agreement (for example, as a result of the pending administrative review), the Russian Suspension Agreement (and the antidumping order that it suspended) will expire at the end of 2020. The quotas under the September 2008 legislation also are scheduled to expire at the end of 2020.

Limitations on Imports of LEU from France

The DOC imposed an antidumping order on imports of French LEU in 2002.  The order is subject to periodic “sunset reviews” of the antidumping order to determine if it should be revoked. The next review will be initiated in late 2018 and will not be completed until 2019. We do not anticipate purchasing any SWU subject to French duties for delivery in the United States.

Other Trade Actions

On January 16, 2018, two U.S. mining companies submitted a request to the DOC to investigate the impact of uranium imports on national security under Section 232 of the Trade Expansion Act of 1962. In the petition, these companies propose, as a remedy, that the President (1) impose quotas on imports that will ensure that 25% of the U.S. market is reserved to newly-produced U.S. uranium and (2) adopt a “Buy American” preference for purchases of all forms of uranium by U.S. agencies, including U.S. government corporations, such as the Tennessee Valley Authority. By statute, the investigation must be completed within 270 days after the investigation is initiated, with up to an additional 90 days granted for Presidential action after the investigation results are reported to the President.

The outcome of a national security investigation of uranium imports is difficult to predict. Even if the DOC found that imports threatened national security, the President is not obligated to grant the remedies requested by the mining companies but may choose to grant other remedies or to impose no remedies at all. Nonetheless, if the remedies requested by the mining companies were granted, the remedies could create additional barriers to imports or sales of non-U.S. uranium.

DOE Facilities

We produced LEU through May 2013 at the Paducah Gaseous Diffusion Plant (“Paducah GDP”) in Paducah, Kentucky which we had leased from DOE. We then repackaged and transferred our existing inventory to offsite licensed locations under agreements with the operators of those facilities. Our prior enrichment operations generated hazardous, low-level radioactive and mixed wastes. The storage, treatment, and disposal of wastes are regulated by federal and state laws. The treatment and disposal of wastes from our prior operations at the Paducah GDP were completed in 2016. Regarding our past operations at the former Portsmouth Gaseous Diffusion Plant (“Portsmouth GDP”) in Piketon, Ohio, DOE agreed in 2011 to accept ownership of all nuclear material at the site, some of which required processing for waste disposal. We agreed to pay DOE for costs for disposing of our share of such wastes. The treatment and disposal of wastes from our prior operations at the Portsmouth GDP were completed in 2017.

The Portsmouth and Paducah gaseous diffusion plants were operated by agencies of the U.S. government for approximately 40 years prior to the Company’s privatization in 1998. As a result of such operation, there are contamination and other potential environmental liabilities associated with the plants. The USEC Privatization Act and our former leases for the plants provide that DOE remains responsible for the D&D of the gaseous diffusion plants.

We continue to lease the portion of the DOE facility in Piketon, Ohio, that was formerly used to demonstrate the American Centrifuge technology. We commenced with D&D of the Piketon facility in accordance with U.S. Nuclear Regulatory Commission (“NRC”) requirements in the second quarter of 2016. Most of the D&D work has been completed as of December 31, 2017. At the conclusion of the lease on June 30, 2019, without mutual agreement between us and DOE regarding other possible uses for the facility, we are obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to us (other than due to normal wear and tear). We must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term.

Employees

A summary of our employees by location follows:

	No. of Employees at December 31,
Location	2017	2016
Piketon, OH	123	152
Oak Ridge, TN	106	116
Bethesda, MD	55	58
Paducah, KY	6	12
Total Employees	290	338

On March 16, 2017, members of the United Steelworkers (“USW”) Local 689 ratified a new collective bargaining agreement for the 33 employees represented by the USW at the advanced technology facility in Piketon. The contract term is through January 19, 2020.

For details concerning ongoing workforce reductions in connection with the conclusion of the federally funded advanced technology demonstration effort in Piketon, Ohio, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Available Information

Our website is www.centrusenergy.com. We make available on our website, or upon request, without charge, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the Securities and Exchange Commission, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

Item 1A. Risk Factors

The following discussion sets forth the material risk factors that could affect our financial condition and operations. Readers should not consider any descriptions of such factors to be a complete set of all potential risks that could affect us. Below, we describe certain important operational, financial, strategic and legal and compliance risks.

Operational Risks

Operational risks relate to risks arising from systems, processes, people and external events that affect the operation of our business, including supply chain and business disruption and data protection and security, including cyber security.

We are dependent on existing inventory, purchases of material from suppliers and purchases from other sources to meet our obligations to customers.

We are currently dependent on existing inventory, purchases from TENEX and purchases from other sources to meet our obligations to customers. We are acquiring alternative sources of supply in the market, given the current oversupply. The availability, cost and terms of additional alternative sources of supply are subject to variables that are difficult to predict. A significant delay in, or stoppage or termination of, deliveries of material under those supply agreements could adversely affect our ability to make deliveries to customers and would adversely affect revenues and results of operations. A delay, stoppage or termination could occur due to a number of factors, including logistical problems with shipments, commercial or political disputes between the parties or their governments, imposition of sanctions, quotas, duties or other restrictions or a failure or inability by either party to meet the terms of such agreements. An interruption of deliveries could adversely impact our business, results of operations, and prospects.

We may be unable to sell all of the LEU purchased under supply agreements for prices that cover our purchase costs, which could adversely affect profitability and the viability of our business.

We may not achieve the anticipated benefits from supply agreements we enter into. For example, the price we are charged for the SWU component of Russian LEU under the Russian Supply Agreement is determined by a formula that combines a mix of market-related price points and other factors, which may result in prices that are not aligned with the prevailing market prices when those market prices are depressed, or declining, as is currently the case. Currently, the price we pay for Russian LEU is above current market prices. The Russian Supply Agreement provides for reexamination of a key element of the pricing formula to account for significant increases or decreases in market prices. We expect this will result in a reduction in the price we would pay in future years, but there can be no assurance that an unexpected change will not occur that could lead to a different result. Other existing or new supply agreements may have pricing mechanisms that may not be aligned with market prices. The pricing mechanisms of our supply agreements may not align with pricing provided in our new or existing sales contracts and could result in sales prices that do not cover our purchase costs and may limit our ability to make new sales at prices that exceed the purchase price we pay for the LEU.

Restrictions on imports or sales of LEU or SWU that we buy could adversely affect profitability and the viability of our business.

Our ability to place LEU we purchase into existing and future contracts with customers is subject to U.S. import limitations and, in some cases, the contracts’ terms. Further, in the case of Russian LEU, sales of Russian LEU or SWU are more challenging than sales of non-Russian material. Some of our customers are unable or unwilling to accept Russian LEU. In addition, we may not achieve the anticipated benefits from the Russian Supply Agreement or other agreements to purchase LEU or SWU because of restrictions on U.S. imports of LEU and other uranium products from the country from which the LEU or SWU is sourced. For example, imports of LEU under the Russian Supply Agreement are subject to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement, as amended in 2008. We are also dependent upon TENEX to grant us the right to use a portion of these quotas under the terms of the Russian Supply Agreement in order to import Russian LEU for sale in the United States. Further, the U.S. quotas on imports of Russian LEU are subject to periodic review by the DOC, which may result in a decrease in availability of quotas to us, and even an extension of quotas to years in which they do not currently apply. It also is possible that, in lieu of quotas, duties or other restrictions could be applied to imports of LEU or other uranium products. Quotas, duties and other restrictions could be applied through legislation or at the discretion of the President (for example, as a result of a request submitted under Section 232 of the Trade Expansion Act of 1962). All such quotas, duties and restrictions could affect Centrus’ sales of non-U.S. natural uranium or LEU containing non-U.S. uranium, which could adversely affect Centrus’ revenues and financial results.

The LEU that we are committed to purchase and cannot sell for consumption in the United States will have to be sold for consumption by utilities outside the United States. Our ability to sell to those utilities may be limited by policies of foreign governments or regional institutions that seek to restrict the origin of LEU purchased by utilities under their jurisdiction. In addition, foreign utilities who take delivery of imported LEU from us in the United States may be unwilling to cooperate with us in meeting requirements under U.S. law that provide that the imported material be re-exported within a fixed period of time. Further, geopolitical events, including domestic or international reactions or responses to such events, as well as concerns about U.S. national security or other issues, could lead to U.S. or foreign government or international actions, including the imposition of sanctions, that could disrupt our ability to purchase, sell or make deliveries to customers of LEU or other uranium products from Russia or other countries.  Such an interruption could threaten our ability to fulfill our purchase commitments to our suppliers and our delivery commitments to customers, with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Even in the absence of sanctions or other legal restrictions, customers may be unwilling to agree to purchase or amend contracts to permit delivery of foreign LEU. Accordingly, there is no assurance that we will be successful in our efforts to sell or deliver, in or outside of the United States, the LEU we are obligated to purchase under the Russian Supply Agreement and other supply agreements. These restrictions could adversely impact our business and our profitability.

We face risks associated with reliance on third-party suppliers to meet customer commitments.

We rely on third-party suppliers to provide essential services to the Company, such as the storage and management of inventory, transportation and radiation protection. We face the risk that those service providers may not perform on time, with the desired quality or at all for a variety of reasons, many of which are outside our control. Alternative third-party suppliers may not be readily available or may be more costly. As a result of such risks, we may be unable to meet our customer commitments, our costs could be higher than planned, and/or our relationship with customers could be negatively affected, all of which could adversely affect our business, results of operations, and prospects. Customers place great value in the reliability of their supply of fuel for their reactors. Failure to make a delivery could have an adverse effect on our ability to make new sales and could have an adverse effect on our business, results of operations, and prospects.

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

In 2017, our ten largest nuclear fuel customers represented approximately 97% of total revenue and our four largest customers represented approximately 53% of total revenue. Further, individual orders average roughly $10 million to $15 million. A reduction in purchases from our customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption or change in their operations or financial condition that reduces purchases of LEU from us, could adversely affect our business, results of operations, and prospects.

We are seeing increased price competition as competitors and secondary suppliers lower their prices to sell excess supply created by current market conditions. This has adversely affected our sales efforts. Because price is a significant factor in a customer’s choice of a LEU supplier, when contracts come up for renewal, customers may reduce their purchases from us if we are not able to compete on price, resulting in the loss of new sales contracts. Once lost, customers may be difficult to regain because they typically purchase LEU under long-term contracts. Therefore, given the need to maintain existing customer relationships, our ability to raise prices to respond to increases in costs or other developments may be limited. In addition, because we have a commitment to acquire LEU from third parties, any reduction in purchases by the customers below the level required for us to resell the material we are obligated to buy could adversely affect our business, results of operations, and prospects.

The dollar amount of the sales order book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty.

Our order book of sales is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. There is no assurance that the revenues projected will be realized, or, if realized, will result in profits. Most of our contracts provide for fixed purchases of SWU during a given year. Our estimate of the order book is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that may prove to be inaccurate. The order book is also based on estimates of selling prices, which are subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable, particularly in light of general uncertainty in the nuclear market. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. These forecasts may not be accurate, and therefore estimates of future prices could be overstated. Any inaccuracy in estimates of future prices would add to the imprecision of the order book estimate.

For a variety of reasons, the amounts of SWU and uranium that we will sell in the future under existing contracts, and the timing of customer purchases under those contracts, may differ from estimates. Customers may not purchase as much as we predict, nor at the times we anticipate, as a result of operational or financial difficulties, changes in fuel requirements, reactor shutdowns, or other reasons. Reduced purchases would reduce the revenues we actually receive from contracts included in the order book. Customers could also seek to modify or cancel orders in response to concerns regarding our financial strength or future business prospects. Further, financial and operational issues, including possibility for bankruptcies, facing our customers could affect the order book.

The order book includes sales prices that are significantly above current market prices. Customers may seek to limit their obligations under these existing contracts or may be unwilling to continue contracts. Some long-term contracts in our order book were established with milestones related to the ACP that permit termination with respect to portions of the contract under limited circumstances. Further, some of our customers are facing financial difficulties and may seek modifications to their contracts or seek bankruptcy protection. We estimate that approximately 14% of our order book as of December 31, 2017, remains at risk due to milestones related to ACP deployment or due to customer financial conditions. From time to time, we have worked with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources. If we were to initiate such discussions in the future, we have no assurance that our customers would agree to revise existing contracts or would not seek to exercise contract termination rights or require concessions, which could adversely affect the value of our order book and our prospects.

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

We have significant long-term liabilities.

We continue to have significant long-term liabilities, including the indebtedness under the 8% PIK Toggle Notes due 2019, as well as our 8.25% Notes, which we issued on February 14, 2017. We also still have substantial pension and postretirement health and life benefit obligations and other long-term liabilities. In addition, the terms of the indenture governing our 8% PIK Toggle Notes and the indenture governing our 8.25% Notes will not restrict Centrus or any of its subsidiaries from incurring substantial additional indebtedness in the future.

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

•
we will be required to dedicate a substantial portion of our cash resources to payments on the 8% PIK Toggle Notes and 8.25% Notes thereby reducing the availability of our cash to fund our operations, capital expenditures and future business opportunities.

If we incur substantial additional indebtedness, the foregoing risks would intensify. Additional information concerning the 8% PIK Toggle Notes and 8.25% Notes including the terms and conditions of the 8% PIK Toggle Notes and 8.25% Notes are described in Note 9, Debt of the consolidated financial statements.

The Company has material unfunded defined benefit pension plans obligations and postretirement health and life benefit obligations. These liabilities are anticipated to require material contributions in future periods, which may divert funds from other uses and could adversely impact the Company’s liquidity and prospects.

Centrus and its subsidiary, United States Enrichment Corporation (“Enrichment Corp.”), maintain qualified defined benefit pension plans that are guaranteed by the Pension Benefit Guaranty Corporation (“PBGC”), a wholly owned U.S. government corporation that was created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Centrus also maintains non-qualified defined benefit pension plans for certain executive officers. Effective August 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. In addition, Enrichment Corp. maintains postretirement health and life benefit plans. The aforementioned pension and health and life benefit plans are closed to new participants. These plans are anticipated to require material cash contributions in the future, which may divert funds from other uses and could adversely impact our liquidity depending on the timing of any required contributions or payments in relation to our sources of cash and other payment obligations. See also the Risk Factor, Levels of returns on pension and postretirement benefit plan assets, changes in interest rates and other factors affecting the amounts to be contributed to fund future pension and postretirement benefit liabilities could adversely affect earnings and cash flows in future periods.

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

Revenue is recognized at the time LEU or uranium is delivered under the terms of customer contracts. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and the timing of refueling outages. Customer payments for the SWU component of LEU typically average roughly $10 million to $15 million per order. Further, some customers are facing challenging market and financial conditions including the possibility of seeking protection under bankruptcy laws. Accordingly, they may seek modification of or relief from their obligations either informally or under the bankruptcy laws. As a result, a relatively small change in the timing, amount or other terms of customer orders for LEU due to a change in a customer’s refueling schedule or other reasons may cause operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.

Results of operations could be negatively impacted if adverse conditions or changes in circumstances indicate a possible impairment loss related to our intangible assets.

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The intangible assets remaining on our balance sheet relate to our sales order book and customer relationships. The order book intangible asset is amortized to expense as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized to expense using the straight-line method over the estimated average useful life of 15 years.

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

Substantially all of our revenue-generating operations are conducted at our subsidiary, Enrichment Corp.  The financing obtained from Enrichment Corp. funds our general corporate expenses, including cash interest payments on the 8% PIK Toggle Notes and the 8.25% Notes, which are guaranteed on a limited and subordinated basis by Enrichment Corp. As a wholly owned subsidiary of Centrus, Enrichment Corp. has its own set of creditors and a separate board of directors, including independent directors (the “Enrichment Board”), who are elected by Centrus.  Current and future funding and support are conditional and dependent on Enrichment Corp.’s own financial condition and a determination by the Enrichment Board that such funding is in the interest of Enrichment Corp.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

The price of our Class A Common Stock remains subject to volatility. The market price and level of trading of our Class A Common Stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading history, our limited trading volume, the concentration of holdings of our Class A Common Stock, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results.

As described in Note 15, Stockholders’ Equity to the consolidated financial statements, one of the Company’s Class B stockholders sold a limited number of shares of Class B Common Stock to a third-party which resulted in the automatic conversion of the sold shares into Class A Common Stock. Our Class B stockholders may make decisions regarding their investment in the Company based upon factors that are unrelated to the Company’s performance. Any further sales by such stockholder or a decision by the other Class B stockholder to sell shares would also result in automatic conversion (with limited exceptions) of Class B Common Stock into Class A Common Stock upon the sale of Class B Common Stock, which in turn could significantly adversely impact the trading price of the Class A Common Stock.

Our 8% PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock are not listed on any securities exchange. No assurance can be given as to the liquidity of the trading market for the 8% PIK Toggle Notes, the 8.25% Notes or the Series B Preferred Stock. The 8% PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations for the 8% PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock may not be available. In addition, the trading prices of the 8% PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock will depend on many factors, including prevailing interest rates, the limited trading volume of the 8% PIK Toggle Notes, the 8.25% Notes and the Series B Preferred Stock, and the other factors discussed above with respect to the Class A Common Stock.

A small number of Class A stockholders may exert significant influence over the direction of the Company.

As of December 31, 2017, based solely on amounts reported in Schedule 13D and 13G filings with the SEC, two principal stockholders (those stockholders with beneficial ownership of more than 10% of our Class A Common Stock) collectively beneficially own approximately 31.2% of our Class A Common Stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger of the Company or sale of substantially all of the Company’s assets. These stockholders may have interests that differ from and may vote in a way adverse to other holders of Class A Common Stock. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of the Company.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

Our ability to fully utilize our existing net operating losses (“NOLs”) or net unrealized built-in losses could be limited or eliminated in the event (i) we undergo an “ownership change” as described under Section 382 of the Code, (ii) we do not reach profitability or are only marginally profitable, or (iii) there are changes in federal laws and regulations. An “ownership change” is generally defined as a greater than 50% change in equity ownership by value over a rolling three-year period. Past or future ownership changes, some of which may be beyond our control, as well as differences and fluctuations in the value of our equity securities may adversely affect our ability to utilize our NOLs and could reduce our flexibility to raise capital in future equity financings or other transactions, or we may determine to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, the Section 382 Rights Agreement we have adopted with respect to our common stock and the transfer restrictions in the Series B Preferred Stock contain limitations on transferability intended to prevent the possibility of experiencing an “ownership change,” but we cannot assure you that these measures will be effective or we may determine to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, any changes to tax rules and regulations or the interpretation of tax rules and regulations (including the recent tax legislation) could negatively impact our ability to recognize any potential benefits from our NOLs or net unrealized built-in losses.

We have identified a material weakness in our internal control over financial reporting which could have, if it had not been remediated, resulted in material misstatements in our financial statements.

In 2016 in connection with management's evaluation of the effectiveness of our internal control over financial reporting, we determined that we did not design and maintain effective controls at an appropriate level of precision over the review of the spreadsheets used in the calculation of the decontamination and decommissioning (“D&D”) obligation and the cost estimates supporting the calculation. This resulted in a material adjustment in the fourth quarter D&D obligation balance, which was recorded prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2016.

In 2017, management enhanced its review process of D&D costs incurred and projected costs remaining to complete the D&D work and formalized applicable procedures as remedial controls. During the quarter ended December 31, 2017, we completed the testing and evaluation of the operating effectiveness of the controls, and concluded that the previously reported material weakness has been remediated as of December 31, 2017. For additional discussion see Part II, Item 9A, Controls and Procedures.

If additional material weaknesses in internal controls are discovered in the future, we may be unable to timely and accurately record, process, summarize and report our financial results. The occurrence of or failure to remediate a material weakness may adversely affect our reputation and business and the market price of shares of our Class A Common Stock.

Strategic Risks

Strategic risks relate to the Company’s future business plans and strategies, including the risks associated with: the global macro environment in which we operate; the demand for our products and services, competitive threats and technology innovation.

Our future prospects are tied directly to the nuclear energy industry worldwide and the financial difficulties experienced by our customers could adversely affect our results of operations and financial condition.

Potential events that could affect either nuclear reactors under current or future contracts with us or the nuclear industry as a whole, include:

•	accidents, terrorism or other incidents at nuclear facilities or involving shipments of nuclear materials;

•	regulatory actions or changes in regulations by nuclear regulatory bodies;

•	decisions by agencies, courts or other bodies under applicable trade laws;

•	disruptions in other areas of the nuclear fuel cycle, such as uranium supplies or conversion;

•	civic opposition to, or changes in government policies regarding, nuclear operations;

•	business decisions concerning reactors or reactor operations;

•	the financial condition of reactor owners and operations;

•	the need for generating capacity; or

•	consolidation within the electric power industry.

These events could adversely affect us to the extent they result in a reduction or elimination of customers’ contractual requirements to purchase from us, the suspension or reduction of nuclear reactor operations, the reduction of supplies of raw materials, lower demand, burdensome regulation, disruptions of shipments or production, increased competition from third parties, increased costs or difficulties or increased liability for actual or threatened property damage or personal injury.

Additionally, some of our customers are facing financial difficulties that could affect their willingness or ability to make purchases. We are exposed to the risk of loss in the event of nonperformance or a default by one or more customers on a contract. A default by a customer on its remaining purchase obligations would cause us to lose the associated revenue and could result in an impairment loss related to the carrying value of one or both of our intangible assets. A default by a customer on its payment obligations under a contract would result in a credit loss related to the amounts owed to us. A reduction in purchases from our customers could adversely affect our business, results of operations, and prospects.

We cannot provide any assurance that our customers will not default on their obligations to us or file for bankruptcy protection. If a customer files for bankruptcy protection, we likely would be unable to collect all, or even a significant portion, of amounts that are owed to us. A customer default and bankruptcy filing could have a material adverse effect on our business, financial position, results of operations or cash flows.

The continued excess supply of LEU in the market could adversely affect our business, results of operations and prospects.

Approximately 60 reactors in Japan and Germany were taken offline following the March 2011 earthquake and tsunami that caused irreparable damage to four reactors in Fukushima, Japan. The events at Fukushima and its aftermath have negatively affected the balance of supply and demand. In addition, reactor operators face competition from low priced natural gas and other alternatives. As a result, since 2013, United States utilities have closed or have announced plans to close 14 reactors and additional reactors have been reported to be at risk of closure. These impacts could continue to grow depending on the length and severity of delays in the restart of reactors, the number of reactors closed or cancellations of deliveries. The longer that this demand is reduced or absent from the market, the greater the cumulative impact on the market. Market prices for our products are at their lowest levels in more than two decades and this trend could continue or worsen. Suppliers whose deliveries are cancelled or delayed due to shutdown reactors or delays in reactor refuelings have excess supply available to sell in the market. This has adversely affected our success in selling LEU. These events have created significant uncertainty and our business, results of operations, and prospects have been and could continue to be adversely affected.

We have long been a leading supplier of LEU to Japanese and U.S. utilities. To maintain our order book with Japanese and U.S. utilities, and other utilities customers, that do not currently need more fuel, we may need to restructure our contracts to give the customers greater flexibility to meet their obligations to us without a material loss in value to us. If deliveries under contracts included in our order book are significantly delayed, modified or canceled, because purchases are tied to requirements or because customers seek to limit their obligations under existing contracts, our revenues and earnings may be adversely impacted, with a corresponding impact on our financial condition and prospects.

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

We could further demobilize or terminate the American Centrifuge project in the future, which could have an adverse effect on our results of operations and liquidity and could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the 8% PIK Toggle Notes.

As of December 31, 2017, we have substantially completed the D&D of the American Centrifuge demonstration cascade at our test facility in Piketon, Ohio. It is our intention to terminate the NRC license for the test facility in 2018. We will continue to incur costs in connection with the facility until the facility is returned to DOE when the lease expires in June 2019. If costs to terminate the NRC license or maintain the facility are greater than our estimates, then such increased costs could have an adverse impact on our results of operations and liquidity.

While we are working to obtain additional revenue sources to support and expand our technology capabilities, there can be no assurance that such efforts will succeed. Any further reduction in funding by DOE or failure to obtain other revenue to support our technology could have an adverse impact on our results of operations and liquidity, including, but not limited to:

•
cause us to implement worker layoffs and potentially lose additional key skilled personnel, all of whom have security clearances, which could be difficult to rehire or replace, and incur severance and other termination costs; and

•
cause us to terminate the remaining portions of the American Centrifuge project and result in the loss of technical capabilities and key resources that could be useful in deploying a future commercial enrichment plant using the American Centrifuge technology or other technologies or expanding into other areas of the nuclear industry.

Termination of the American Centrifuge project or termination of DOE funding of the project through the contract with UT-Battelle, as operator of ORNL for DOE, could trigger termination of the limited, conditional guaranty by Enrichment Corp. of the 8% PIK Toggle Notes (other than with respect to the unconditional interest claim) as provided in the indenture governing the 8% PIK Toggle Notes. DOE discontinued funding of the American Centrifuge demonstration cascade at Piketon in 2015. Funding for the American Centrifuge project is now limited to research and development work at our facilities in Oak Ridge, Tennessee. In the event government funding is further reduced, the American Centrifuge project may be subject to further demobilization, costs, delays and termination.

The potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC Agreement and our other agreements with DOE, or to require modifications to such agreements that are adverse to our interests, may have adverse consequences on the Company.

The Company and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. DOE consented to the assumption by the Company of the 2002 DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements as part of the Company’s Chapter 11 bankruptcy process. The 2002 DOE-USEC Agreement requires the Company to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

DOE has specific remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone that would adversely impact our ability to begin commercial operations of the American Centrifuge Plant on schedule, and such delay was within our control or was due to our fault or negligence or if we abandon or constructively abandon the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, requiring us to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring us to reimburse DOE for certain costs associated with the American Centrifuge project.

DOE may seek to exercise remedies under such agreements and there is no assurance that the parties will be able to reach agreement on appropriate modifications to the agreements in the future. Moreover, even if the parties reach agreement on modifications to such agreements, there is no assurance that such modifications will not impose material additional requirements, provide DOE with material additional rights or remedies or otherwise affect the overall economics of the American Centrifuge Plant and the ability to finance and successfully deploy the project. Any of these actions could have an adverse impact on our business and prospects.

We also granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or our affiliate or entity acting through us) are no longer willing or able to proceed with, or have determined to abandon or have constructively abandoned, the commercial deployment of the centrifuge technology. Such a commercial purposes license is subject to payment of an agreed upon royalty to us, which will not exceed $665 million in the aggregate. Any of these actions could have an adverse impact on our business and prospects.

We face significant competition from three major producers who may be less cost sensitive or may be favored due to national loyalties.

We compete with three major producers of LEU, all of which are wholly or substantially owned by governments: Orano (France), Rosatom/TENEX (Russia) and Urenco (the Netherlands, the United Kingdom and two German utilities). Our competitors have greater financial resources than we do. Foreign competitors enjoy support from their government owners, which may enable them to be less cost- or profit-sensitive than we are. In addition, decisions by foreign competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, foreign competitors may elect to increase their production or exports of LEU, even when not justified by market conditions, thereby depressing prices and reducing demand for LEU, which could adversely affect our business, results of operations, and prospects. Similarly, the elimination or weakening of existing restrictions on imports from foreign competitors could adversely affect our business, results of operations, and prospects. Moreover, our competitors may be better positioned to take advantage of improved market conditions and increase capacity to meet any future market expansion.

The ability to compete in certain foreign markets may be limited for political, legal and economic reasons.

Agreements for cooperation between the United States government and various foreign governments or governmental agencies control the export of nuclear materials from the United States. If any of the agreements governing exports to countries in which customers are located were to lapse, terminate or be amended, it is possible our sales could be curtailed or terminated or LEU could no longer be delivered to customers in those countries. This could adversely affect our business, results of operations, and prospects.

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

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which could significantly transform the competitive landscape we face. The nuclear fuel cycle industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding the timing of industry expansion globally. Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, or create uncertainty. To address these changes, we may seek to adjust our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions. We are actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction. Any such transaction may not result in the intended benefits and could involve significant commitments of our financial and other resources. If the actions we take in response to industry changes are not successful, our business, results of operations and financial condition may be adversely affected.

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

Our operations are subject to regulation by the NRC. The NRC has granted two licenses for the Piketon facility, i.e. a license for the test facility was granted in February 2004 and a separate license to construct and operate a commercial plant was granted in April 2007. It is our intention to terminate the NRC license for the test facility in 2018. The NRC could refuse to terminate the license if we have failed to meet the conditions for termination.

The NRC also could refuse to renew our license to construct and operate a commercial plant if it determines that: (1) we are foreign owned, controlled or dominated; (2) the issuance of a renewed license would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of a renewed license would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed license is otherwise not consistent with applicable laws or regulations in effect at the time of renewal.

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), the NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties or additional requirements and to order cessation of operations for violations of its regulations. Penalties under the NRC regulations could include substantial fines, imposition of additional requirements or withdrawal or suspension of licenses or certificates. Any penalties imposed on us could adversely affect our results of operations and liquidity. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements could also adversely affect our results of operations.

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

We lease facilities from DOE at the centrifuge test facilities in Piketon, Ohio and Oak Ridge, Tennessee. Pursuant to the Price-Anderson Act, DOE has indemnified the Company against claims for public liability (as defined in the Atomic Energy Act) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The DOE indemnification does not apply to incidents outside the United States, including in connection with international transportation of LEU.

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

Our failure to maintain compliance with the listing requirements of the NYSE American could result in a delisting of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock.

On November 17, 2015, we received notice from the NYSE American indicating that the Company was not in compliance with Sections 1003(a)(i) and (ii) of the NYSE American’s Company Guide since it reported a stockholders’ deficit as of September 30, 2015, and net losses in its fiscal years ended December 31, 2011, 2012 and 2013. On April 28, 2017, the NYSE American informed Centrus that it had regained compliance with the NYSE American’s continued listing standards because it had resolved the continued listing deficiency. In accordance with NYSE American regulations, Centrus will be subject to a 12-month follow-up review period to ensure that the Company does not fall below any of the NYSE American’s continued listing standards. If the Company falls below any of the NYSE American’s continued listing standards during the 12-month follow-up review period or further in the future, the NYSE American may initiate delisting procedures as appropriate. A delisting of our Class A Common Stock by the NYSE American and the failure of our Class A Common Stock to be listed on another national exchange could have significant adverse consequences. A delisting would likely have a negative effect on the price of our Class A Common Stock and would impair stockholders’ ability to sell or purchase our Class A Common Stock. A delisting could also affect our access to capital resources.

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

•	Form of payment: Cash, securities or a combination, valued by our board of directors in good faith.

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

The terms of our outstanding 8% PIK Toggle Notes, 8.25% Notes and Series B Preferred Stock contain restrictions on our ability to pay dividends on our Class A Common Stock.

Our Series B Preferred Stock provides that we may not pay dividends on our Class A Common Stock (other than dividends payable in shares of Class A Common Stock) so long as any share of our Series B Preferred Stock are outstanding. Although we may redeem or repurchase our Series B Preferred Stock, we currently have no plans to do so and we cannot assure you that we would redeem or repurchase our Series B Preferred Stock in the future. In addition, the indentures governing our 8% PIK Toggle Notes and 8.25% Notes, subject to certain exceptions, place certain restrictions on the ability of our subsidiary, Enrichment Corp. to transfer cash and other assets to us. This could act as an additional constraint on our ability to pay dividends on our Class A Common Stock.

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

Also, in April 2016, we adopted a Section 382 Shareholder Rights Agreement (the “Rights Agreement”) in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on our ability to use our net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations. Pursuant to the terms of the Rights Plan, if certain persons or groups acquire more than a certain amount of the outstanding shares of our Class A common stock, then, subject to certain exceptions, the Rights Plan would be triggered.

In addition, the indenture governing our 8% PIK Toggle Notes and the indenture governing our 8.25% Notes include restrictions on our ability to engage in certain mergers or acquisitions. The indentures governing our 8% PIK Toggle Notes and our 8.25% Notes also require us to offer to repurchase all such outstanding notes at 101% of their outstanding principal amount in the event of certain change of control events.

These and other provisions could prevent, deter, or make it more difficult for a third party from acquiring us even where the acquisition could be beneficial to stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817, where we lease 24,000 square feet of office space through October 2027. We own a 440,000 square foot manufacturing facility, including supporting office space, on 72 acres at 400 Centrifuge Way, Oak Ridge, Tennessee 37830. We lease 50,400 square feet of centrifuge testing facilities from DOE at the East Tennessee Technology Park, 2010 Hwy 58, Oak Ridge, Tennessee 37830. The current lease term is through December 2018. We also lease industrial buildings and 197,000 square feet of supporting office space from DOE at 3930 U.S. Route 23, Piketon, Ohio 45661. The industrial buildings encompass more than 14 acres under roof and were built to contain uranium enrichment operations using centrifuge technology. In May 2017, we entered into a lease through July 2021 for 6,000 square feet of office space at 14074 U.S. Highway 23, Waverly, Ohio. We also have short-term leases for small areas of office space in Washington, DC, Tokyo, Japan, and Paducah, Kentucky.

Item 3. Legal Proceedings

On May 30, 2013, the Company filed a complaint in the U.S. Court of Federal Claims against the United States requesting breach of contract damages for three claims totaling $38.0 million. The claims all relate to work the Company performed under contract with DOE during the period 2003 through 2011. The claims for payment were denied by the DOE contracting officer under the Contract Disputes Act.  The claims include (1) a claim for $11.2 million for periods through December 31, 2009, that was denied by the DOE contracting officer by letter dated June 1, 2012, (2) a claim for $9.0 million for the year ended December 31, 2010, that was denied by the DOE contracting officer by letter dated August 15, 2012, and (3) a claim for $17.8 million for the year ended December 31, 2011, that was denied by the DOE contracting officer by letter dated August 15, 2012. Prior DOE payments and other adjustments had reduced the amounts at issue in the litigation to $31.8 million. On January 11, 2018, the Company entered into a settlement agreement with DOE regarding these claims, as well as, additional payments owed totaling $6.3 million (which were not yet the subject of litigation between the Company and DOE) for work performed during the period 2012 through 2017. Under the terms of the settlement agreement, DOE has agreed to settle all claims raised as part of and subsequent to the litigation for a total of $24.0 million and has provided a complete close out of all such contracts and subcontracts settled under the settlement agreement without any further audit or review of the Company’s costs or incurred cost submissions. Under the settlement agreement, payment will be made by applying approximately $19.3 million of credits owed to the U.S. government by the Company and the U.S. government making payment of the remaining approximately $4.7 million. The Company has also agreed not to seek any additional payments under certain DOE subcontracts, as specified in the settlement agreement, for the periods of January 1, 2003, through September 30, 2017. Certain claims, including, but not limited to, any claims relating to work performed under American Centrifuge project contracts after September 30, 2017 or any claims related to the Company’s subcontracts with UT-Battelle for work at ORNL, are excepted from the settlement agreement. Also excepted from the settlement agreement are the Company’s claims in its ongoing litigation against DOE relating to pension and post-retirement benefit cost adjustments, which are described below.

On August 30, 2013, the Company submitted an additional claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s decontamination and decommissioning contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. As noted in Part I, Item 1A, Risk Factors, Centrus has potential pension plan funding obligations under Section 4062(e) of ERISA related to the Company’s de-lease of the former Portsmouth GDP and transition of employees to DOE’s D&D contractor and related to the transition of employees in connection with the Paducah GDP transition. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The parties filed cross motions for partial summary judgment to seek a judicial determination of two issues related to the calculation of the pension liability and the entitlement of Centrus to reimbursement for postretirement benefit costs. The Court ruled on the pension calculation methodology and ruled Centrus was entitled to recover costs associated with postretirement benefits for employees afforded protection under the USEC Privatization Act. The parties are engaged in settlement discussions and further action on the case is stayed pending the outcome of such discussions.

Centrus is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 15, 2018, follow:

Name	Age	Position
Daniel B. Poneman	62	President and Chief Executive Officer
Larry B. Cutlip	58	Senior Vice President, Field Operations
Elmer W. Dyke	54	Senior Vice President, Business Operations and Chief Commercial Officer
Stephen S. Greene	60	Senior Vice President, Chief Financial Officer and Treasurer
Dennis J. Scott	58	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Marian K. Davis	59	Vice President, Finance and Accounting
John M.A. Donelson	53	Vice President, Sales and Chief Marketing Officer

Daniel B. Poneman has been President and Chief Executive Officer since April 2015 and was Chief Strategic Officer in March 2015. Prior to joining the Company, Mr. Poneman was Deputy Secretary of Energy from May 2009 to October 2014, in which capacity he also served as Chief Operating Officer of the U.S. Department of Energy.
Larry B. Cutlip has been Senior Vice President, Field Operations since January 2018, was Vice President, Field Operations from May 2016 through December 2017, was Deputy Director of the American Centrifuge Project from January 2015 to May 2016, was Director, Centrifuge Manufacturing from April 2008 to December 2014, was Director, Program Management and Strategic Planning from December 2005 to April 2008, was Manager, Engineering from May 1999 to December 2005, and held positions in operations management and engineering at the Company and its predecessors since 1981.
Elmer W. Dyke has been Senior Vice President, Business Operations and Chief Commercial Officer since January 2018 and was Senior Vice President, Business Operations from September 2015 through December 2017. Prior to joining the Company, Mr. Dyke was a Senior Vice President of NAC International’s global consulting business and Vice President of International Sales from August 2010 to September 2015.
Stephen S. Greene has been Senior Vice President, Chief Financial Officer and Treasurer since July 2015 and was Vice President, Finance and Treasurer from February 2007 to July 2015. Effective April 3, 2018, Mr. Greene will begin serving as our Senior Vice President, Corporate Development and Strategy.
Dennis J. Scott has been Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since January 2018 and Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary from May 2016 through December 2017. Mr. Scott was Deputy General Counsel and Director, Corporate Compliance from April 2011 to May 2016, Acting Deputy General Counsel from August 2010 to April 2011, Assistant General Counsel and Director, Corporate Compliance from April 2005 to August 2010 and Assistant General Counsel from January 1994 to April 2005.
Marian K. Davis has been Vice President, Finance and Accounting since January 2018 and Vice President and Chief Audit Executive from July 2011 through December 31, 2017. Effective April 3, 2018, Ms. Davis will begin serving as our Senior Vice President, Chief Financial Officer and Treasurer.
John M.A. Donelson has been Vice President, Sales and Chief Marketing Officer since January 2018 and Vice President, Marketing, Sales and Power from April 2011 through December 2017. Mr. Donelson was Vice President, Marketing and Sales from December 2005 to April 2011, Director, North American and European Sales from June 2004 to December 2005, Director, North American Sales from August 2000 to June 2004 and Senior Sales Executive from July 1999 to August 2000.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, consisting of 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). The Company has issued 9,038,751 shares of Common Stock, consisting of 7,632,669 shares of Class A Common Stock and 1,406,082 shares of Class B Common Stock. The Class B Common Stock was issued to Toshiba America Nuclear Energy Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company has reserved 1,200,000 shares of Class A Common Stock under its management incentive plan, of which approximately 640,000 shares were available for future awards as of December 31, 2017, including approximately 120,000 shares associated with awards which terminated or were cancelled without being exercised.

The Class A Common Stock trades on the NYSE American under the symbol “LEU”. High and low sales prices per share follow:

	2017		2016
	High	Low	High	Low
First Quarter ended March 31	$9.46	$5.10	$5.44	$1.00
Second Quarter ended June 30	$6.45	$4.00	$4.74	$2.53
Third Quarter ended September 30	$4.53	$3.30	$4.30	$3.05
Fourth Quarter ended December 31	$5.14	$3.50	$7.08	$3.75

As of March 1, 2018, there were 7,632,669 shares of Class A Common Stock outstanding. As of March 1, 2018, there were approximately 966 holders of record and approximately 8,688 beneficial owners of the Company’s Class A common stock.

No cash dividends were paid in 2016 or 2017, and we have no intention to pay cash dividends in the foreseeable future. Our Series B Preferred Stock provides that so long as any shares of our Series B Preferred Stock are outstanding, we may not pay dividends on our Class A Common Stock (other than dividends payable in shares of Class A Common Stock). In addition, the indentures governing our 8% PIK Toggle Notes and 8.25% Notes, subject to certain exceptions, place certain restrictions on the ability of our subsidiary, Enrichment Corp. to transfer cash and other assets to us. This could act as an additional constraint on our ability to pay dividends on our Class A Common Stock.

In addition, we are obligated to pay cash dividends on our Series B Preferred Stock to the extent that (1) our pension plans and Enrichment Corp.’s pension plans, are at least 90% funded on a variable rate premium calculation in the current plan year, (2) our net income calculated in accordance with U.S. GAAP (excluding the effect of pension remeasurement) for the immediately preceding fiscal quarter exceeds $7.5 million, (3) our free cash flow (defined as the sum of cash provided by (used in) operating activities and cash provided by (used in) investing activities) for the immediately preceding four fiscal quarters exceeds $35.0 million, (4) the balance of cash and cash equivalents calculated in accordance with U.S. GAAP on the last day of the immediately preceding quarter would exceed $150.0 million after pro forma application of the dividend payment, and (5) dividends may be legally payable under Delaware law. We did not meet the criteria for a dividend payment obligation for the year ended December 31, 2017, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017.

Fourth Quarter 2017 Issuer Repurchases of Equity Securities

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

For information regarding the foreign ownership restrictions set forth in our certificate of incorporation, please refer to — Part I, Item 1A, Risk Factors - Our certificate of incorporation gives us certain rights with respect to equity securities held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.

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

Overview

Centrus Energy Corp. (“Centrus” or the “Company”) is a trusted supplier of nuclear fuel and services for the nuclear power industry. References to “Centrus”, the “Company”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates.

Centrus’ primary business involves the sale of low-enriched uranium (“LEU”) or its components and natural uranium to utilities operating commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources including our inventory, medium- and long- term supply contracts, and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources. Our long-term goal is to resume commercial enrichment production, and we are exploring approaches to that end.

With our multi-decade experience in uranium enrichment, we continue to be a leader in the development of advanced uranium enrichment technology. We are performing research and demonstration work on our advanced centrifuge technology to support U.S. energy and national security through our contract with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor of Oak Ridge National Laboratory (“ORNL”) for the U.S. Department of Energy (“DOE”). We believe that this technology could play a critical role in meeting U.S. national and energy security needs and achieving our nation’s nonproliferation objectives.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape Centrus faces. The nuclear fuel industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding the timing of industry expansion globally. Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, or create uncertainty. To address these changes, we may seek to adjust our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

We are working to leverage our unique technical expertise and facilities to support leading companies in the fields of advanced nuclear reactors, nuclear medicine, and related industries as well as the U.S. government. Centrus’ experience developing, licensing and manufacturing advanced nuclear technologies positions us to provide critical design, engineering, manufacturing and other services to a broad range of potential clients, including those involving sensitive or classified technologies.

We are also actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets. These transactions could also involve joint ventures or investments in businesses, products or technologies. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction.

Refer to Part I, Item 1, Business, for additional information.

Market Conditions and Outlook

In March 2011, an earthquake and tsunami caused irreparable damage to four reactors in Fukushima, Japan. As a consequence, approximately 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated their retirement of existing plants. While some reactors in Japan have restarted and many are expected to restart within the next few years, supply and demand dynamics for nuclear fuel continue to be depressed. In addition, low natural gas prices and an increase in outputs from renewable sources have put financial pressure on some reactor operators in the United States; six reactors have been shut down in recent years and several more face the prospect of premature shut down in the next few years. The United States remains the largest market in the world for nuclear fuel, with 99 commercial reactors in operation today.

Although the market for nuclear fuel is expected to remain oversupplied for the remainder of this decade and into the 2020s, the market is expected to grow as the nuclear power industry expands around the world. According to the World Nuclear Association (“WNA”), there are 57 reactors under construction and 158 firmly planned around the world, compared to 449 currently in operation. This includes growth in China, Russia, and India. The new reactor builds will have the potential to improve market conditions in the long-term.

Nuclear power is the largest source of carbon-free energy in the United States; globally it is second only to hydropower. Additionally, climate negotiators in Paris in 2015 agreed to target limiting global average temperature increases. This could have significant long-term importance to the nuclear industry since achieving this goal will require significant reductions in carbon emissions, which might not be achieved absent a major contribution by nuclear energy. The International Energy Administration has estimated that nuclear energy capacity would have to more than double, from 396 gigawatts today to 930 gigawatts by 2050, in order to prevent global average temperatures from rising more than two degrees Celsius above pre-industrial levels.

The enrichment component of LEU is customarily sold under long term contracts, with a typical duration of four to ten years. We maintain an order book of such contracts with a total value of approximately $1.3 billion. While new sales booked in recent years reflect the historically low prices prevalent in today’s market, certain contracts included in the order book have sales prices that are significantly above current market prices. Some long-term contracts in our order book were established with milestones related to the deployment of the American Centrifuge Plant (“ACP”) in Piketon, Ohio that permit termination with respect to portions of the contract under limited circumstances. We estimate that approximately 14% of our order book remains at risk due to milestones related to ACP deployment and customer financial condition.

Business Segments

We have two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment.

LEU Segment

Revenue from Sales of SWU and Uranium

The LEU segment is currently our primary business focus. Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU,

•	sales of both the SWU and uranium components of LEU, and

•	sales of natural uranium.

Revenue for our LEU segment accounted for approximately 89% of our total revenue in 2017. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 25% to 45% of revenue from our LEU segment in recent years. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts.

Our revenues, operating results and cash flows can fluctuate significantly from quarter to quarter and year to year. Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages and customer inventories. In the current market environment, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year. Customer payments for the SWU component of LEU average roughly $10 million to $15 million per order. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in our operating results.

Utility customers in general have the option to defer physical receipt of LEU or uranium purchased from us beyond the contractual sale period. In such cases, title to LEU or uranium is transferred to the customer and an obligation for Centrus is created and a receivable is recorded. Cash is collected for the receivable under normal credit terms. The obligation is included in Deferred Revenue and Advances from Customers on the consolidated balance sheet and the customer-titled product is classified as Deferred Costs Associated with Deferred Revenue. Risk of loss remains with Centrus until physical delivery occurs. The recognition of revenue and related cost of sales occurs at the time physical delivery occurs and risk of loss transfers to the customer, which may occur beyond one year. The timing of physical delivery, subject to notice period requirements, is at the option of the customer. Deferred revenue and deferred cost activity for the year ended December 31, 2017, follows:

($ millions)	Deferred Revenue	Deferred Cost	Gross Profit Deferred or (Recognized)	Margin

Balance at December 31, 2016	$123.6	$89.3	$34.3	28%
Deferred sales in the period	142.9	90.4	52.5	37%
Previously deferred sales recognized in the period	(93.9)	(57.4)	(36.5)	39%
Balance at December 31, 2017	$172.6	$122.3	$50.3	29%

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

On occasion, we will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium received in exchange for the SWU.

Cost of Sales for SWU and Uranium

Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold and delivered during the period and unit inventory costs. Unit inventory costs are determined using the monthly moving average cost method. Changes in purchase costs have an effect on inventory costs and cost of sales over current and future periods. Cost of sales includes costs for inventory management at offsite licensed locations. Cost of sales also includes legacy costs related to former employees of the Portsmouth and Paducah gaseous diffusion plants. Actuarial gains and losses related to the retiree benefit plans are recognized immediately in the statement of operations when plan obligations are remeasured at year-end or when lump sum payments reach certain levels.

Contract Services Segment

Our Contract Services segment reflects our technical, manufacturing and engineering services offered to public and private sector customers, including the American Centrifuge engineering and testing activities we perform as a contractor for UT-Battelle. With our private sector customers, we seek to leverage our domestic enrichment experience and engineering know-how to assist customers with a range of engineering and advanced manufacturing projects including the production of fuel for next-generation nuclear reactors and the development of related facilities.

The contracts with UT-Battelle provide for fixed payments for monthly reports or for fixed payments upon completion of milestones. For contracts that provide fixed payments for monthly reports, revenue is recognized as deliverables are completed and as fees are earned. For contracts that provide fixed payments for completion of milestones, revenue is recognized as each milestone is completed. Costs incurred in performing the contract work are expensed as cost of sales.

American Centrifuge

The Company has a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering and testing facilities and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production in the future.

In February 2016, we completed a successful three-year demonstration of the existing American Centrifuge technology at its facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. Since then our government contracts with UT-Battelle have provided for continued engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. Our recently completed contract with UT-Battelle was for the period from October 1, 2016, through September 30, 2017, and generated revenue of approximately $25.0 million. On October 26, 2017, the parties executed a new fixed price contract for the period from October 1, 2017, through September 30, 2018, that is expected to generate total revenue of approximately $16.0 million upon completion of defined milestones. The ORNL contracts have been funded incrementally. Funding for the program is provided to UT-Battelle by the federal government, which is currently operating under a continuing resolution.

American Centrifuge expenses that are outside of our contracts with UT-Battelle are included in Advanced Technology License and Decommissioning Costs on the consolidated statement of operations, including ongoing costs to maintain the demobilized Piketon facility and our NRC licenses at that location. Rent for the Piketon facility is based on the cost of lease administration and regulatory oversight in Piketon and was approximately $1.5 million for both 2017 and 2016. In the second quarter of 2016, the Company commenced with the D&D of the Piketon facility in accordance with the requirements of the NRC and DOE. For additional details on costs, schedule and accrued liabilities related to the D&D of the Piketon facility, refer to “—Results of Operations” below and “—American Centrifuge —Piketon Facility Costs and D&D Obligations” in Note 16, Commitments and Contingencies, of the consolidated financial statements.

Site Services Work and Related Receivables

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth and Paducah gaseous diffusion plants. There is the potential for additional revenue to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables.

On January 11, 2018, the Company entered into a settlement agreement with DOE and the United States government regarding breach of contract claims relating to work performed by the Company under contracts with DOE and subcontracts with DOE contractors. As of December 31, 2017, the receivables balance related to the claims being settled is $14.5 million. The Company had unapplied payments from DOE of $19.3 million as of December 31, 2017. Under the settlement agreement, payment from DOE consists of applying the $19.3 million of credits and a cash payment of $4.7 million. The criteria to recognize additional revenues were satisfied at the time the settlement agreement was finalized and the Company expects to record revenues of approximately $9.5 million in the first quarter of 2018 related to the settlement. Refer to Note 4, Receivables, and Note 19, Subsequent Event, of the consolidated financial statements for further details.

Unresolved claims with DOE relate to certain pension and postretirement benefits costs. In December 2012, the Company invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by government cost accounting standards (“CAS”) and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013, and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013, under the Contract Disputes Act for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015, but there is no assurance the Company will be successful in its appeal. The parties are engaged in settlement discussions and further action on the case is stayed pending the outcome of such discussions. The Company has a full valuation allowance for this claim due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts the Company has invoiced to date. Refer to Item 3. Legal Proceedings.

2018 Outlook

We anticipate SWU and uranium revenue in 2018 in a range of $150 million to $175 million, reflecting a decline in average sales prices compared to 2017 as more sales are made under contracts that reflect more recent market conditions. We anticipate total revenue in a range of $175 million to $200 million. Revenue continues to be most heavily weighted to the fourth quarter, and we expect more than one-half of our annual revenue to be generated in the fourth quarter of 2018. We expect to end 2018 with a cash and cash equivalents balance in a range of $100 million to $125 million. The anticipated decrease in cash and cash equivalents in 2018 is driven by the expected timing of purchases under supply agreements and an increase in required cash contributions to the Company’s postretirement benefit plans.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from these expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional short-term purchases or sales of SWU and uranium;

•	Timing of customer payments, orders, related deliveries, and purchases of LEU or components;

•	The outcome of legal proceedings and other contingencies;

•	Potential use of cash for strategic initiatives;

•	Actions taken by our customers, including actions that might affect our existing contracts, as a result of market, financial and other conditions impacting our customers and the industry; and

•	Additional costs for decontamination and decommissioning of the Company’s facility in Ohio.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, of our consolidated financial statements, which were prepared in accordance with generally accepted accounting principles. Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. Critical accounting estimates are those that require management to make assumptions about matters that are uncertain at the time the estimate is made and for which different estimates, often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but are inherently uncertain and unpredictable, could have a material impact on our operating results and financial condition. It is also possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We are also subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as the healthcare environment, legislation and regulation. Additionally, changes in accounting rules or their interpretation could significantly affect our results of operations and financial condition.

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

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The identifiable intangible assets relate to our order book and customer relationships. The order book intangible asset is amortized as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years. The aggregate net balance of identifiable intangible assets was $82.7 million as of December 31, 2017.

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

American Centrifuge Decontamination and Decommissioning Obligations

Centrus commenced with D&D of the Piketon facility in accordance with NRC requirements in the second quarter of 2016. Most of the D&D work has been completed as of December 31, 2017. The estimated fair value of the remaining costs to complete the D&D work, recorded as Decontamination and Decommissioning Obligations on

the consolidated balance sheet, is $1.0 million as of December 31, 2017. It is our intention to terminate the NRC license for the test facility in 2018.

Centrus leases the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between Centrus and DOE regarding other possible uses for the facility, Centrus is obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. As of December 31, 2017, the estimated cost for these lease termination obligations of $0.8 million is included in Accounts Payable and Accrued Liabilities on the consolidated balance sheet.

We will continue to incur costs of approximately $20.0 million to maintain the demobilized Piketon facility until the facility is returned to DOE when the lease expires in June 2019. If costs to terminate the NRC license or maintain the facility are greater than our estimates then such increased costs could have an adverse impact on our results of operations and liquidity.

We have previously provided financial assurance to the NRC for the D&D work in the form of surety bonds that are fully cash collateralized by us for $16.1 million. We expect to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D obligations and the NRC license for the test facility is terminated. We have previously provided financial assurance to DOE for the lease obligations in the form of surety bonds that are fully cash collateralized by us for $13.5 million. We expect to receive cash when these surety bonds are reduced and/or cancelled as the Company fulfills its lease termination obligations.

Pension and Postretirement Health and Life Benefit Costs and Obligations

We provide retirement benefits to certain employees and retirees under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates.

Assets and obligations related to our retiree benefit plans are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. The Company has elected the accounting option to recognize these actuarial gains and losses in the statement of operations in the fourth quarter. The alternative would be to amortize gains and losses into operating results over time. The Company’s treatment of recognizing actuarial gains and losses immediately is intended to increase transparency into how movements in plan assets and benefit obligations impact financial results. Immediate recognition of such gains and losses in the statement of operations may cause significant fluctuations in our results of operations. In addition, an interim remeasurement and recognition of gains or losses may be required for a plan during the year if lump sum payments exceed certain levels.

Net periodic benefit costs and actuarial gains and losses are allocated to Cost of Sales for the LEU segment and to Selling, General and Administrative expense. We recognized $25.8 million of net gains in 2017 compared to net losses of $1.4 million in 2016. In 2017, the net gain reflects favorable investment returns relative to the expected return assumption, changes in mortality and healthcare claim assumptions, and favorable claims experience, partially offset by declines in market interest rates and changes in retiree benefits. In 2016, the net loss reflects declines in market interest rates and was largely offset by favorable investment returns, changes in mortality and healthcare claim assumptions, and favorable claims experience. The changes in retiree benefits as of December 31, 2017, are not treated as prior service cost as they are attributed to a pending settlement with a collective bargaining unit and are recognized in net periodic benefit costs and allocated to Cost of Sales for the LEU segment in 2017. Refer to Note 11, Pension and Postretirement Health and Life Benefits, of the consolidated financial statements.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:

•
The expected return on benefit plan assets is approximately 6.5% for 2018. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $3.2 million in 2018. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2018 would be $0 since the actual return on assets would effectively be reflected at December 31, 2018, under our mark-to-market accounting methodology.

•
The present value of pension obligations is calculated by discounting long-term obligations using a market interest rate. This discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plan. Discount rates of approximately 3.7% were used as of December 31, 2017. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $44.2 million and postretirement health and life benefit obligations by $8.3 million, and the resulting changes in the valuations would decrease the service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $2.7 million and $0.6 million, respectively.

•
The healthcare costs trend rates are 6.5% projected in 2018 reducing to a final trend rate of 5% by 2021. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants. A one-percentage point increase in the healthcare cost trend rates would increase postretirement health benefit obligations by about $3.7 million and would increase the service cost and interest cost components of annual benefit costs by about $0.2 million.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. As of December 31, 2017, the liability for unrecognized tax benefits, included in Other Long-Term Liabilities, was $0.3 million and accrued interest and penalties totaled less than $0.1 million.

Accounting for income taxes involves estimates and judgments relating to the tax bases of assets and liabilities and the future recoverability of deferred tax assets. In assessing the realization of deferred tax assets, we determine whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse. Factors that may affect estimates of future taxable income include, but are not limited to, competition, changes in revenue, costs or profit margins, market share and developments related to the American Centrifuge technology. In practice, positive and negative evidence is reviewed with objective evidence receiving greater weight. If, based on the weight of available evidence, it is more likely than not that all, or some portion, of the deferred tax assets will not be realized, we record a valuation allowance. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed for all, or some portion, of the deferred tax assets. A cumulative loss in recent years is a significant piece of negative evidence and one of the most difficult forms of negative evidence to overcome. We have incurred cumulative operating losses since 2011.

Our inability to overcome the strong negative objective evidence of a cumulative loss in recent years with sufficient objective positive evidence of future taxable income to realize our deferred tax assets required us to record a valuation allowance. To determine the amount of the valuation allowance, all sources of taxable income, including tax planning strategies, were analyzed. We determined that it is more likely than not that our net deferred tax assets will not be realized in the immediate future. A full valuation allowance was first recorded in the fourth quarter of 2011 for the net deferred tax asset created by the expensing of previously capitalized costs related to a number of earlier centrifuge machines used in the demonstration cascade test program, as well as all other previously recorded net deferred tax assets, including state deferred taxes. As of December 31, 2017, the valuation allowance against net deferred taxes was $440.7 million.

The valuation allowance results in our inability to record tax benefits on future losses until we generate sufficient taxable income to support the elimination of the valuation allowance. However, the valuation allowance will not affect the Company’s ability to use its deferred tax assets if it generates taxable income in the future. In connection with the 2014 bankruptcy plan, tax attributes, such as net operating losses (“NOLs”), tax credits, and tax basis in property have been reduced. When tax attributes are reduced, deferred taxes related to the tax attributes and the corresponding valuation allowance are adjusted. Management will reassess the realization of the deferred tax assets each reporting period. To the extent that the financial results improve and the deferred tax assets become realizable, we will reduce the valuation allowance accordingly.

The Tax Cut and Jobs Act of 2017 which was enacted on December 22, 2017 (the “Tax Act”) contains several significant changes to the Internal Revenue Code of 1986, as amended (the “Code”). The change in tax law required us to remeasure existing net deferred tax assets resulting in a provisional deferred income tax expense of $288.9 million, fully offset by a valuation allowance and no net impact to the income tax provision for the year.

Starting in 2018, the following provisions in the Tax Act will impact our federal income taxes:

•	The federal corporate income tax rate will be 21%;

•	Federal NOLs originating after 2017 will be limited to 80% of taxable income computed without regard to the NOLs deduction and will have an indefinite carryforward period;

•
The deduction for business interest expense will be limited to 1) business interest income, plus 2) 30% of the taxpayer’s taxable income without regard to net interest expense and the NOL deduction. Any business interest expense that is not deductible can be carried forward indefinitely and is treated as an item of pre-change loss subject to the annual limitation under Section 382 of the Code if there is an ownership change; and

•	Revenue associated with advanced payments will be accelerated.

Based on our available NOLs, the impact to our federal income taxes is not expected to be material. However, if we have a tax ownership change under Section 382 of the Code, our ability to utilize existing NOLs will be significantly limited.

Results of Operations

Segment Information

The following table presents elements of the accompanying consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Year Ended December 31,
	2017	2016	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$195.4	$258.5	$(63.1)	(24)%
Uranium revenue	—	14.3	(14.3)	(100)%
Total revenue	195.4	272.8	(77.4)	(28)%
Cost of sales	136.1	234.3	98.2	42%
Gross profit	$59.3	$38.5	$20.8	54%

Contract services segment
Revenue	$23.0	$38.5	$(15.5)	(40)%
Cost of sales	25.5	31.9	6.4	20%
Gross profit (loss)	$(2.5)	$6.6	$(9.1)	(138)%

Total
Revenue	$218.4	$311.3	$(92.9)	(30)%
Cost of sales	161.6	266.2	104.6	39%
Gross profit	$56.8	$45.1	$11.7	26%

Revenue

Revenue from the LEU segment declined $77.4 million (or 28%) in 2017 compared to 2016. The volume of SWU sales decreased 21%. The average price billed to customers for sales of SWU declined 4%, reflecting the particular contracts under which SWU were sold during the periods and the trend of lower SWU market prices in recent years. Revenue from the LEU segment for 2017 was within guidance provided throughout 2017 and reflects expected declines in SWU and uranium volumes delivered compared to 2016.

Revenue from the contract services segment declined $15.5 million (or 40%) in 2017 compared to 2016 due to the reduced scope of contract work for American Centrifuge technology services in the current year and the timing of revenue recognition in the prior year. As a result of the contract signed with UT-Battelle in March 2016, revenue in 2016 included $30.4 million for work in 2016 as well as $8.1 million for March 2016 reports on work performed in the fourth quarter of 2015.

Total revenue for 2017 was within guidance provided throughout 2017.

Cost of Sales

Cost of sales for the LEU segment declined $98.2 million (or 42%) in 2017 compared to 2016 primarily due to the changes in SWU sales volumes noted above and declines in the average cost of sales per SWU.

Cost of sales is affected by sales volumes, unit costs of inventory, and direct charges to cost of sales such as inventory valuation adjustments and legacy costs related to former GDP employees and other residual costs related to the Paducah GDP.

Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $3.0 million in 2016. There were no valuation adjustments in 2017.

Paducah and Portsmouth retiree benefit costs resulted in a reduction of cost of sales of $23.1 million in 2017 compared to an increase in cost of sales of $4.2 million in 2016. These results included the impacts of periodic remeasurements of pension and postretirement benefit obligations. We recognized $25.1 million of net gains related to retiree benefits in cost of sales in 2017 compared to $0.2 million in 2016. In 2017, the net gain reflects favorable investment returns relative to the expected return assumption, changes in mortality and healthcare claim assumptions, and favorable claims experience, partially offset by declines in market interest rates and changes in retiree benefits. In 2016, the net gain reflects favorable investment returns, changes in mortality and healthcare claim assumptions, and favorable claims experience, and was largely offset by declines in market interest rates. Excluding direct charges for the retiree benefit costs, the average cost of sales per SWU declined 5% reflecting declines in our purchase costs per SWU in recent periods.

Refer to Impact of Legacy Costs below for a summary of costs related to benefits for former GDP employees and other residual costs related to the Paducah GDP.

Cost of sales for the contract services segment declined $6.4 million (or 20%) in 2017 compared to 2016 due to the reduced scope of contract work.

Gross Profit

We realized a gross profit of $56.8 million in 2017, an increase of $11.7 million compared to $45.1 million in 2016. We realized an increase in gross profit of $20.8 million for the LEU segment primarily due the increase in net gains related to benefit obligations and the decline in the average cost of sales per SWU, partially offset by the decline in sales volumes and the decline in the average SWU price billed to customers.

We realized a decline in gross profit of $9.1 million for the contract services segment in 2017, compared to 2016. Revenue for the contract services segment in 2016 included a billing for March 2016 reports on work performed in the fourth quarter of 2015. Related expenses were included in Advanced Technology License and Decommissioning Costs in 2015 as they were incurred before a contract was in place. We realized a gross loss of $2.5 million for the contract services segment in 2017, due to costs incurred which are greater than the revenue under the contract with UT-Battelle.

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

	Year Ended December 31,
	2017	2016
LEU segment (GAAP)
Gross profit	$59.3	$38.5
Gross margin	30.3%	14.1%

Legacy costs (credits) included in cost of sales:
Pension and postretirement health and life benefits	$(23.1)	$4.2
Disability obligations and other	—	1.5
Legacy costs (credits), net	$(23.1)	$5.7

LEU segment excluding legacy costs (Non-GAAP)
Gross profit excluding legacy costs (credits)	$36.2	$44.2
Gross margin excluding legacy costs (credits)	18.5%	16.2%

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

Non-Segment Information

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Year Ended December 31,
	2017	2016	Change	%
Gross profit	$56.8	$45.1	$11.7	26%
Advanced technology license and decommissioning costs	15.7	47.9	32.2	67%
Selling, general and administrative	43.1	46.2	3.1	7%
Amortization of intangible assets	10.6	12.5	1.9	15%
Special charges for workforce reductions and advisory costs	9.5	1.4	(8.1)	(579)%
Gains on sales of assets	(4.6)	(1.2)	3.4	283%
Operating loss	(17.5)	(61.7)	44.2	72%
Gain on early extinguishment of debt and debt restructuring costs	(33.6)	(13.0)	20.6	158%
Interest expense	5.3	19.7	14.4	73%
Investment income	(1.3)	(0.8)	0.5	63%
Income (loss) before income taxes	12.1	(67.6)	79.7	118%
Income tax benefit	(0.1)	(0.6)	(0.5)	(83)%
Net income (loss)	12.2	(67.0)	79.2	118%
Preferred stock dividends - undeclared and cumulative	6.9	—	(6.9)	-
Net income (loss) allocable to common shareholders	$5.3	$(67.0)	$72.3	108%

Advanced Technology License and Decommissioning Costs

Advanced technology license and decommissioning costs consist of American Centrifuge expenses that are outside of our contracts with UT-Battelle, including ongoing costs to maintain the demobilized Piketon facility and our NRC licenses at that location. Costs declined $32.2 million (or 67%) in 2017 compared to 2016. Costs in the prior year included demobilization costs of approximately $7.0 million incurred in early 2016 in preparation for the D&D of the Piketon facility. Charges in 2016 also included $19.0 million to increase the accrued D&D liability based on updated cost estimates that reflected changes in the approach and schedule. D&D costs commenced in the second quarter of 2016 and are charged against the D&D liability. Most of the D&D work was completed by December 31, 2017, and a credit of $5.9 million to advanced technology license and decommissioning costs was recognized in the fourth quarter of 2017 as a result of using primarily internal resources and less contractor support as well as efficiencies achieved. For additional details on the D&D of the Piketon facility, refer to American Centrifuge - Piketon Facility Costs and D&D Obligations in Note 16, Commitments and Contingencies, of the consolidated financial statements.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $3.1 million (or 7%) in 2017 compared to 2016, of which $2.3 million relates to the remeasurement of assets and obligations under certain defined benefit pension plans. Remeasurements in 2017 resulted in a net gain of $0.7 million and remeasurements in 2016 resulted in a net loss of $1.6 million. The gain and loss are mainly attributable to (a) changes in market interest rates used to measure long-term pension obligations and (b) investment returns relative to expected return assumptions. In 2017, consulting costs declined $1.4 million compared to 2016 and compensation and benefit costs increased $0.7 million compared to 2016.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under the order book, which declined to $10.6 million in 2017 from $12.5 million 2016. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions and Advisory Costs

Special charges for 2017 included estimated employee termination benefits of $3.5 million, less $0.3 million for unvested employee departures. Special charges for estimated employee termination benefits were $0.4 million in 2016. Advisory costs related to the Company’s project to align its corporate structure to the scale of its ongoing business operations and to update related information technology were $6.3 million in 2017 and $1.0 million in 2016.

Gain on Early Extinguishment of Debt and Debt Restructuring Costs

In the first quarter of 2017, the Company recognized a gain of $33.6 million related to the exchange of securities and cash on February 14, 2017, which is net of transaction costs of $9.0 million and previously deferred issuance costs related to the 8% PIK Toggle Notes of $0.4 million. Debt restructuring costs of $3.7 million were incurred in 2016 related to the exchange. Refer to Note 9, Debt, of the consolidated financial statements.

In June 2016, we repurchased 8% PIK Toggle Notes having an aggregate principal and accrued interest balance of $26.6 million for cash payments of $9.8 million. The gain on the early extinguishment of the notes was $16.7 million, net of commissions and unamortized deferred issuance costs totaling $0.1 million.

Interest Expense

Interest expense declined $14.4 million (or 73%) in 2017, compared to 2016, due to the early extinguishment of 87% of the outstanding principal amount of the 8% PIK Toggle Notes on February 14, 2017. No interest expense is recognized on the new 8.25% Notes as described in Note 9, Debt, of the consolidated financial statements.

Income Tax Benefit

The income tax benefit was $0.1 million in 2017 compared to $0.6 million in 2016. The income tax benefit in both 2017 and 2016 consists mainly of discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

The Tax Act enacted on December 22, 2017, included a reduction in the U.S. corporate federal income tax rate from 35% to 21% effective January 1, 2018. The provisional remeasurement of the net deferred tax assets at the applicable 21% rate, offset by a full valuation allowance recorded against the net deferred tax assets, resulted in no impact to the 2017 income tax provision.

Net Income (Loss)

Our net income was $12.2 million in 2017 compared to a net loss of $67.0 million in 2016. The favorable variance of $79.2 million (or 118%) was primarily the result of $32.2 million decline in advanced technology license and decommissioning costs, the $11.7 million increase in gross profit including an increase in gains on the remeasurements of retirement plan obligations of $24.9 million, the $20.6 million increase in gains on the early extinguishment of debt, and the $14.4 million decline in interest expense, partially offset by the $8.1 million increase in special charges.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends at the rate of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the year ended December 31, 2017, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended 2017 with a consolidated cash balance of $208.8 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on our operations and the level of expenditures and government funding for the American Centrifuge program. Liquidity requirements for our existing operations are affected by the timing and amount of customer sales and our inventory purchases.

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

In February 2016, Centrus completed a successful three-year demonstration of the American Centrifuge technology at its facility in Piketon, Ohio. U.S. government funding for American Centrifuge since October 2015 is now limited to research and development work at our facilities in Oak Ridge, Tennessee. As a result of reduced program funding, workforce reductions commenced in the fourth quarter of 2015 and, as of December 31, 2017, we expect to make payments of $5.7 million for remaining workforce reductions through 2019. In the event that funding by the U.S. government is further reduced or discontinued, the American Centrifuge project may be subject to further demobilization, costs, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

The D&D of the Piketon facility is substantially complete as of December 31, 2017, with remaining estimated costs of $1.0 million. We have previously provided financial assurance to the NRC for the D&D work in the form of surety bonds that are fully cash collateralized by us for $16.1 million. We expect to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D obligations and the NRC license for the test facility is terminated.

We lease the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between us and DOE regarding other possible uses for the facility, we are obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to us (other than due to normal wear and tear). We estimate the cost for these lease termination obligations to be $0.8 million as of December 31, 2017. We have previously provided financial assurance to DOE for the lease obligations in the form of surety bonds that are fully cash collateralized by us for $13.5 million. We expect to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its lease termination obligations.

We will continue to incur costs of approximately $20 million to maintain the demobilized Piketon facility until the facility is returned to DOE when the lease expires in June 2019. If costs to terminate the NRC license or maintain the facility are greater than our estimates then such increased costs could have an adverse impact on our results of operations and liquidity.

The change in cash and cash equivalents from our consolidated statements of cash flows are as follows on a summarized basis:

	Year Ended December 31,
($ millions)	2017	2016

Cash (used in) provided by operating activities	$(25.1)	$37.7
Cash provided by (used in) investing activities	4.2	(1.2)
Cash used in financing activities	(31.0)	(9.8)
(Decrease) increase in cash and cash equivalents	$(51.9)	$26.7

Operating Activities

During 2017, net cash used in operating activities was $25.1 million. American Centrifuge expenditures have been a use of cash, including the significant reduction in the D&D obligation. Sources of cash included the monetization of inventory purchased in prior periods, with inventories declining $44.7 million in 2017. The impact is partially offset by the timing of utility customer payments, with utility customer receivables increasing $27.0 million. The net increase of $19.8 million in the SWU purchase payables balance, due to the timing and quantity of purchase deliveries, was a source of cash in 2017. Net income of $12.2 million in 2017, net of non-cash expenses, was a source of cash.

During 2016, net cash provided by operating activities was $37.7 million. Sources of cash included the monetization of inventory purchased in prior periods. Inventories declined $89.5 million in 2016. The net reduction of $25.8 million in the SWU purchase payables balance, due to the timing and quantity of purchase deliveries, was a use of cash in 2016. The net loss of $67.0 million in 2016, net of non-cash expenses, was a use of cash. American Centrifuge expenses have been a use of cash, including demobilization expenses and D&D expenditures.

Investing Activities

Capital expenditures totaled $0.5 million in 2017 and $3.0 million in 2016, including leasehold improvements of $1.7 million that were funded by the owner of the Company’s corporate headquarters. The Company funded leasehold improvements and furniture purchases totaling $1.3 million in 2016. Cash collateral deposits decreased $0.3 million in 2016, commensurate with changes in surety bonds required for waste disposition. Sales of unneeded assets and property yielded net proceeds of $4.7 million in 2017 and $1.5 million in 2016.

Financing Activities

In February 2017, Centrus paid $27.6 million as part of the February 14, 2017, securities exchange described below in Capital Structure and Financial Resources. In June 2016, Centrus repurchased 8% PIK Toggle Notes having an aggregate principal balance of $26.1 million and accrued interest payable balance of $0.5 million for cash payments of $9.8 million.

Working Capital

	December 31,
($ millions)	2017	2016

Cash and cash equivalents	$208.8	$260.7
Accounts receivable, net	60.2	19.9
Inventories, net	75.2	119.9
Other current assets and liabilities, net	(180.7)	(165.6)
Working capital	$163.5	$234.9

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

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. Additional terms and conditions of the 8.25% Notes and the Enrichment Corp. guarantee are described in Note 9, Debt, of the consolidated financial statements.

The principal amount of the 8% PIK Toggle Notes is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ended March 31, 2017, and September 30, 2017, the Company elected to pay interest in the form of cash payments at 2.5% per annum and PIK payments at 5.5% per annum. The principal amount of the 8% PIK Toggle Notes outstanding was $31.3 million as of December 31, 2017. The 8% PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. Enrichment Corp. will be released from its guarantee without the consent of the holders of the PIK Toggle Notes upon the occurrence of certain termination events (other than with respect to an unconditional interest claim). Additional terms and conditions of the 8% PIK Toggle Notes and the Enrichment Corp. guarantee are described in Note 9, Debt, of the consolidated financial statements.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the Liquidation Preference. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent that: our pension plans and Enrichment Corp.’s pension plans are at least 90% funded on a variable rate premium calculation in the current plan year; our net income calculated in accordance with generally accepted accounting principles in the United States (“GAAP”) (excluding the effect of pension remeasurement) for the immediately preceding fiscal quarter exceeds $7.5 million; our free cash flow (defined as the sum of cash provided by (used in) operating activities and cash provided by (used in) investing activities) for the immediately preceding four fiscal quarters exceeds $35 million; the balance of cash and cash equivalents calculated in accordance with GAAP on the last day of the immediately preceding quarter would exceed $150 million after pro forma application of the dividend payment; and dividends may be legally paid under Delaware law. Centrus has not met these criteria for the periods from issuance through December 31, 2017, and has not declared, accrued or paid dividends on the Series B Preferred Stock as of December 31, 2017.

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

Commitments under SWU Purchase Agreement

The Company purchases SWU contained in LEU from Russia supplied to us under a 2011 agreement, as amended in December 2015, with the Russian government entity Joint Stock Company “TENEX”. Refer to Note 16, Commitments and Contingencies, of the consolidated financial statements for additional information.

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by us at the ACP and any other facility using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. There is currently no commercial enrichment facility producing LEU using DOE centrifuge technology. We are continuing to advance our U.S. centrifuge technology that has evolved from DOE inventions in specialized facilities in Oak Ridge, Tennessee, with a view to deploying a commercial enrichment facility over the long term once market conditions recover.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds described above, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements, obligations, or other relationships as of December 31, 2017, or December 31, 2016.

New Accounting Standards Not Yet Implemented

Reference is made to New Accounting Standards in Note 1, Summary of Significant Accounting Policies, of the consolidated financial statements for information on new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not provided as a smaller reporting company as defined in Rule 12b-2 of the Exchange Act

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, are set forth in Part IV, Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Centrus maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed by Centrus in reports it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

As of December 31, 2017, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded, as of December 31, 2017, that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Remediation of Previously Identified Material Weakness

As previously disclosed in Part II, Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the year ended December 31, 2016, management identified a material weakness in the Company’s internal control over financial reporting. We did not design and maintain effective controls over the calculation of the D&D obligation. Specifically, we did not maintain effective controls at an appropriate level of precision over the review of the spreadsheets used in the calculation of the D&D obligation and the cost estimates supporting the calculation. This resulted in a material adjustment in the 2016 fourth quarter D&D obligation balance, which was recorded prior to the issuance of our consolidated financial statements as of December 31, 2016 and for the year then ended. The errors arising from the underlying deficiency did not impact any prior interim or annual period and therefore, did not result in a revision to previously filed financial statements.

In 2017, Management implemented new controls related to the review process of the D&D obligation which occur monthly. The controls include additional reviews of the actual project costs incurred, changes to the projected costs remaining to complete the D&D work and the analysis supporting the D&D obligation balance.

During the quarter ended December 31, 2017, we completed the testing and evaluation of the operating effectiveness of the controls, and concluded that the previously reported material weakness has been remediated as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, Governance Information, Section 16(a) Beneficial Ownership Reporting Compliance, and Board and Committee Membership in the Company’s Proxy Statement for the 2018 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2017 (the “2018 Proxy Statement”) is incorporated herein by reference.

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Executive Compensation, and Compensation of Directors in the 2018 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2018 Proxy Statement is incorporated herein by reference.

Information concerning the common stock that may be issued under the 2014 Equity Incentive Plan appearing under the caption Equity Compensation Plan Information in the 2018 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2018 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2018 Proxy Statement is incorporated herein by reference.

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

Centrus Energy Corp.

March 15, 2018	/s/ Daniel B. Poneman
Daniel B. Poneman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2018:

Signature	Title

/s/ Daniel B. Poneman	President and Chief Executive Officer (Principal Executive Officer) and Director
Daniel B. Poneman

/s/ Stephen S. Greene	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
Stephen S. Greene

/s/ John C. Dorrian	Controller and Chief Accounting Officer (Principal Accounting Officer)
John C. Dorrian

/s/ Mikel H. Williams	Chairman of the Board and Director
Mikel H. Williams

/s/ Michael Diament	Director
Michael Diament

/s/ Tetsuo Iguchi	Director
Tetsuo Iguchi

/s/ W. Thomas Jagodinski	Director
W. Thomas Jagodinski

/s/ Patricia J. Jamieson	Director
Patricia J. Jamieson

/s/ William J. Madia	Director
William J. Madia

/s/ Neil S. Subin	Director
Neil S. Subin

CENTRUS ENERGY CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centrus Energy Corp.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Centrus Energy Corp. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders' deficit and of cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 15, 2018

We have served as the Company's auditor since 2002.

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$208.8	$260.7
Accounts receivable, net	60.2	19.9
Inventories	153.1	177.4
Deferred costs associated with deferred revenue	122.3	89.3
Other current assets	22.5	13.3
Total current assets	566.9	560.6
Property, plant and equipment, net	4.9	6.0
Deposits for surety bonds	19.7	29.5
Intangible assets, net	82.7	93.3
Other long-term assets	1.1	24.1
Total assets	$675.3	$713.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$53.3	$46.4
Payables under SWU purchase agreements	79.4	59.6
Inventories owed to customers and suppliers	77.9	57.5
Deferred revenue and advances from customers	191.8	123.6
Decontamination and decommissioning obligations	1.0	38.6
Total current liabilities	403.4	325.7
Long-term debt	157.5	234.1
Postretirement health and life benefit obligations	154.2	171.3
Pension benefit liabilities	161.6	179.9
Other long-term liabilities	17.5	38.6
Total liabilities	894.2	949.6
Commitments and contingencies (Note 16)
Stockholders’ deficit
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $111.5 million as of December 31, 2017	4.6	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 7,632,669 and 7,563,600 shares issued and outstanding as of December 31, 2017 and December 31, 2016	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 1,406,082 and 1,436,400 shares issued and outstanding as of December 31, 2017 and December 31, 2016	0.1	0.1
Excess of capital over par value	60.0	59.5
Accumulated deficit	(284.5)	(296.7)
Accumulated other comprehensive income, net of tax	0.1	0.2
Total stockholders’ deficit	(218.9)	(236.1)
Total liabilities and stockholders’ deficit	$675.3	$713.5

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2017	2016
Revenue:
Separative work units	$195.4	$258.5
Uranium	—	14.3
Contract services	23.0	38.5
Total revenue	218.4	311.3
Cost of Sales:
Separative work units and uranium	136.1	234.3
Contract services	25.5	31.9
Total cost of sales	161.6	266.2
Gross profit	56.8	45.1
Advanced technology license and decommissioning costs	15.7	47.9
Selling, general and administrative	43.1	46.2
Amortization of intangible assets	10.6	12.5
Special charges for workforce reductions and advisory costs	9.5	1.4
Gains on sales of assets	(4.6)	(1.2)
Operating loss	(17.5)	(61.7)
Gain on early extinguishment of debt and debt restructuring costs	(33.6)	(13.0)
Interest expense	5.3	19.7
Investment income	(1.3)	(0.8)
Income (loss) before income taxes	12.1	(67.6)
Income tax benefit	(0.1)	(0.6)
Net income (loss)	$12.2	$(67.0)
Preferred stock dividends - undeclared and cumulative	6.9	—
Net income (loss) allocable to common stockholders	$5.3	$(67.0)

Net income (loss) per common share - basic and diluted	$0.58	$(7.36)
Average number of common shares outstanding - basic and diluted	9.1	9.1

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2017	2016
Net income (loss)	$12.2	$(67.0)
Other comprehensive loss, before tax (Note 17):
Prior service cost arising during the period	—	(3.6)
Amortization of prior service credits, net	(0.1)	(0.3)
Other comprehensive loss, before tax	(0.1)	(3.9)
Income tax benefit related to items of other comprehensive income	—	—
Other comprehensive loss, net of tax	(0.1)	(3.9)
Comprehensive income (loss)	$12.1	$(70.9)

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2017	2016
Operating Activities
Net income (loss)	$12.2	$(67.0)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	12.0	13.1
Immediate recognition of retirement benefit plans (gains) losses, net	(25.8)	1.4
PIK interest on paid-in-kind toggle notes	2.9	9.7
Gain on early extinguishment of debt	(33.6)	(16.7)
Gain on sales of assets	(4.6)	(1.2)
Inventory valuation adjustments	—	3.0
Changes in operating assets and liabilities:
Accounts receivable	(17.6)	6.5
Inventories, net	44.7	89.5
Payables under SWU purchase agreements	19.8	(25.8)
Deferred revenue, net of deferred costs	15.9	13.4
Accounts payable and other liabilities	(43.8)	10.4
Other, net	(7.2)	1.4
Cash (used in) provided by operating activities	(25.1)	37.7

Investing Activities
Capital expenditures	(0.5)	(3.0)
Proceeds from sales of assets	4.7	1.5
Deposits for surety bonds - net decrease	—	0.3
Cash provided by (used in) investing activities	4.2	(1.2)

Financing Activities
Payment of interest classified as debt	(3.4)	—
Repurchase of debt	(27.6)	(9.8)
Cash used in financing activities	(31.0)	(9.8)

(Decrease) increase in cash and cash equivalents	(51.9)	26.7
Cash and cash equivalents at beginning of period	260.7	234.0
Cash and cash equivalents at end of period	$208.8	$260.7

Supplemental cash flow information:
Interest paid in cash	$4.2	$6.5

Non-cash activities:
Exchange of debt for Series B preferred stock	$4.6	$—
Conversion of interest payable-in-kind to long-term debt	$0.4	$3.4

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2015	$—	$0.8	$0.1	$59.0	$(229.7)	$4.1	$(165.7)
Net loss	—	—	—	—	(67.0)	—	(67.0)
Other comprehensive loss, net of tax benefit (Note 17)	—	—	—	—	—	(3.9)	(3.9)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.5	—	—	0.5
Balance at December 31, 2016	$—	$0.8	$0.1	$59.5	$(296.7)	$0.2	$(236.1)

Net income	—	—	—	—	12.2	—	12.2
Issuance of preferred stock	4.6	—	—	—	—	—	4.6
Other comprehensive loss, net of tax benefit (Note 17)	—	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.5	—	—	0.5
Balance at December 31, 2017	$4.6	$0.8	$0.1	$60.0	$(284.5)	$0.1	$(218.9)

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

Inventories and Inventories Owed to Customers and Suppliers

Low-enriched uranium (“LEU”) consists of two components: separative work units (“SWU”) and uranium. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be used in the production of LEU under this formula is referred to as its uranium or “feed” component.

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

Deferred Taxes

Centrus follows the asset and liability approach to account for deferred taxes. Deferred tax assets and liabilities are recognized for the anticipated future tax consequences of temporary differences between the balance sheet carrying amounts of assets and liabilities and their respective tax bases. Deferred taxes are based on income tax rates in effect for the years in which temporary differences are expected to reverse. The effect on deferred taxes of a change in income tax rates is recognized in income when the change in rates is enacted in the law. A valuation allowance is provided if it is more likely than not that all, or some portion, of the deferred tax assets may not be realized.

Property, Plant and Equipment

Property, plant and equipment are recorded at acquisition cost. Leasehold improvements and machinery and equipment are depreciated on a straight-line basis over the shorter of the useful life of the assets or the lease term, if applicable. Refer also to Carrying Value of Long-Lived Assets below.

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

Pursuant to accounting standards, Centrus’ 8.0% paid-in-kind (“PIK”) toggle notes (the “8.0% PIK Toggle Notes”) and its 8.25% notes (the “8.25% Notes”) are recorded at face value and the fair value is disclosed. The estimated fair value of each of the 8.0% PIK Toggle Notes and the 8.25% Notes is based on the trading price nearest the balance sheet date observed on secondary markets. Debt issuance costs are deferred and amortized over the life of the instrument.

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

Utility customers in general have the option to defer physical receipt of LEU or uranium purchased from us beyond the contractual sale period. In such cases, title to LEU or uranium is transferred to the customer and an obligation for Centrus is created and a receivable is recorded. Cash is collected for the receivable under normal credit terms. The obligation is included in Deferred Revenue and Advances from Customers on the consolidated balance sheet and the customer-titled product is classified as Deferred Costs Associated with Deferred Revenue. Risk of loss remains with Centrus until physical delivery occurs. The recognition of revenue and related cost of sales occurs at the time physical delivery occurs and risk of loss transfers to the customer, which may occur beyond one year. The timing of physical delivery, subject to notice period requirements, is at the option of the customer. As such, deferred costs and deferred revenue are classified within current assets and current liabilities, respectively.

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

Contract services revenue includes billings for fees and payments for allowable costs that are determined in accordance with the terms of the underlying contracts. The contracts with UT-Battelle provide for fixed payments for monthly reports or for fixed payments upon completion of milestones. For contracts that provide fixed payments for monthly reports, revenue is recognized as deliverables are completed and as fees are earned. For contracts that provide fixed payments for completion of milestones, revenue is recognized as each milestone is completed.

Centrus and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed at the Portsmouth and Paducah sites. There is the potential for additional revenue to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables. As a result of the application of fresh start accounting following the Company’s emergence from Chapter 11 bankruptcy on September 30, 2014, the receivables related to the Company’s claims for payment are carried at fair value as of September 30, 2014, which is net of the valuation allowances. Refer to Note 4, Receivables, for details.

Advanced Technology License and Decommissioning Costs

American Centrifuge expenses that are outside of our contracts with UT-Battelle are included in Advanced Technology License and Decommissioning Costs, including ongoing costs to maintain the demobilized Piketon facility and our licenses from the U.S. Nuclear Regulatory Commission (“NRC”) at that location. In the second quarter of 2016, the Company commenced with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with NRC requirements. Refer to Note 3, Contract Services and Advanced Technology License and Decommissioning Costs, and Note 16, Commitments and Contingencies, for further details regarding the American Centrifuge project.

Pension and Postretirement Health and Life Benefit Plans

The Company provides retirement benefits to certain employees and retirees under defined benefit pension plans and postretirement health and life benefit plans. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Plan assets and benefit obligations are remeasured each year as of the balance sheet date, or when lump sum payments exceed certain levels, resulting in differences between actual and projected results. The Company has elected to recognize these actuarial gains and losses immediately in the statement of operations to provide transparency regarding the impacts of changes in plan assets and benefit obligations.

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

New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The FASB issued amendments in 2015 and 2016 that provide clarification on a number of specific issues as well as requiring additional disclosures. The revenue recognition standard will become effective for the Company beginning with the first quarter of 2018. The Company has determined that this standard will not have a material impact on its financial position or results of operations. The Company adopted FASB ASU No. 2014-09 on January 1, 2018 using the modified retrospective method.

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

In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 became effective for the Company beginning in the first quarter of 2017. Under ASU 2016-09, entities are permitted to make an accounting policy election to either estimate forfeitures on share-based payment awards, as previously required, or to recognize forfeitures as they occur. The Company has elected to recognize forfeitures as they occur. The adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. It is intended to reduce diversity in practice by providing guidance on eight specific cash flow issues. ASU 2016-15 is effective for the Company beginning in the first quarter of 2018, and is to be applied retrospectively. Under the retrospective transition, transaction costs of $9.0 million incurred in the three months ended March 31, 2017, related to the February 14, 2017, securities exchange described in Note 9, Debt, will be reclassified from cash used in operating activities to cash used in financing activities.

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

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  ASU 2017-07 requires the service cost component of net periodic benefit costs be presented with other employee compensation costs and other components of net periodic benefit costs to be presented outside of any subtotal of operating income. In addition, only the service cost component of net periodic benefit costs is eligible for capitalization in assets when applicable. ASU 2017-07 will become effective for the Company beginning in the first quarter of 2018. The provisions of ASU 2017-17 related to the presentation of the components of net periodic benefit costs are to be applied retrospectively. Annual net periodic benefit costs (credits) of ($26.5 million) and ($0.7 million) for 2017 will be reclassified from cost of sales and selling, general and administrative (SG&A) expense, respectively, to other nonoperating income in the consolidated statement of operations. The provision of ASU 2017-17 allowing only the service cost component of net periodic benefit costs to be capitalized will be adopted on a prospective basis and is not expected to have a significant impact on the Company’s consolidated financial statements as no portion of net periodic benefit costs were capitalized in assets during 2017.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for the tax effects of items within accumulated other comprehensive income (stranded tax effects) resulting from the decrease in the corporate income tax rate reflected in the December 2017 Tax Cuts and Jobs Act. The provisions of ASU 2018-02 are effective for all fiscal years beginning after December 15, 2018 and interim periods within those years. Early adoption is permitted. The Company is evaluating the effects that ASU 2018-02 will have its consolidated financial statements.

2. SPECIAL CHARGES

Evolving Business Needs

Evolving business needs have resulted in workforce reductions since 2013. For the years ended December 31, 2017 and 2016, special charges included estimated employee termination benefits of $2.4 million and $0.3 million, respectively. Centrus expects to make payments primarily in the first quarter of 2018 related to the $0.8 million balance payable at December 31, 2017.

In the second quarter of 2016, the Company commenced a project to align its corporate structure to the scale of its ongoing business operations and to update related information technology systems. The Company incurred advisory costs of $6.3 million in 2017 and $1.0 million in 2016 related to the reengineering project.

Piketon Demonstration Facility

In February 2016, Centrus completed a successful three-year demonstration of American Centrifuge technology at its facility in Piketon, Ohio, with 120 machines linked together in a cascade to simulate industrial operating conditions. The demonstration effort was primarily funded by the U.S. government. As a result of reduced program funding effective October 2015, Centrus incurred a special charge in 2015 for estimated employee termination benefits. Special charges for additional severance benefits totaled $1.1 million in 2017 and $0.1 million in 2016. Of the remaining $5.7 million balance at December 31, 2017, $3.1 million is classified as current and included in Accounts Payable and Accrued Liabilities in the consolidated balance sheet and the remaining $2.6 million is included in Other Long-Term Liabilities in the consolidated balance sheet and is expected to be paid in 2019.

A summary of termination benefit activity and related liabilities follows (in millions):

	Liability Dec. 31, 2015	2016		Liability Dec. 31, 2016	2017		Liability Dec. 31, 2017
		Charges for Termination Benefits	Paid		Charges for Termination Benefits	Paid/ Settled
Workforce reductions:
Evolving business needs	$0.3	$0.3	$(0.5)	$0.1	$2.4	$(1.7)	$0.8
Piketon demonstration facility	8.4	0.1	(3.1)	5.4	1.1	(0.8)	5.7
	$8.7	$0.4	$(3.6)	$5.5	$3.5	$(2.5)	$6.5

3. CONTRACT SERVICES AND ADVANCED TECHNOLOGY LICENSE AND DECOMMISSIONING COSTS

The contract services segment includes Revenue and Cost of Sales for engineering and testing work Centrus performs on the American Centrifuge technology under government contract with UT-Battelle. The recently completed fixed price contract between Centrus and UT-Battelle (the “2017 ORNL Contract”) was for the period from October 1, 2016, through September 30, 2017, and generated revenue of approximately $25.0 million. On October 26, 2017, the parties executed a new fixed priced contract for the period from October 1, 2017, through September 30, 2018, that is expected to generate revenue of approximately $16.0 million upon completion of defined milestones. The ORNL contracts have been funded incrementally. Funding for the program is provided to UT-Battelle by the federal government which is currently operating under a continuing resolution.

The 2017 ORNL Contract provided for payments for monthly reports of deliverables of approximately $2.0 million per month and additional aggregate payments of $1.0 million based on completion of certain defined milestones. The Company’s contract with UT-Battelle that ended September 30, 2016 (the “2016 ORNL Contract”), provided for payments for monthly reports of approximately $2.7 million per month. The 2016 ORNL Contract, which was signed in March 2016, provided for payment for reports related to work performed since October 1, 2015. Revenue in 2016 includes $8.1 million for March 2016 reports on work performed in the three months ended December 31, 2015, and $30.4 million for reports on work performed in the year ended December 31, 2016. Expenses for work performed in the three months ended December 31, 2015, before entering into the 2016 ORNL Contract, were expensed in 2015.

American Centrifuge expenses that are outside of the Company’s contracts with UT-Battelle are included in Advanced Technology License and Decommissioning Costs, including ongoing costs to maintain the demobilized Piketon facility and our licenses from the U.S. Nuclear Regulatory Commission (“NRC”) at that location. Charges to Advanced Technology License and Decommissioning Costs in 2016 included demobilization costs of approximately $7.0 million incurred in early 2016 in preparation for the D&D of the Piketon facility. Charges in 2016 also included $19.0 million to increase the accrued D&D liability based on updated cost estimates that reflected changes in the approach and schedule. D&D costs commenced in the second quarter of 2016 and are charged against the D&D liability. Most of the D&D work was completed by December 31, 2017, and a credit of $5.9 million to Advanced Technology License and Decommissioning Costs was recognized in the fourth quarter of 2017 as a result of using primarily internal resources and less contractor support as well as efficiencies achieved. Refer to Note 16, Commitments and Contingencies, for additional details.

4.  RECEIVABLES

A summary of accounts receivable, net, follows:

	December 31,
($ millions)	2017	2016

Utility customers and other	$42.3	$15.3
Contract services, primarily DOE	17.9	4.6
Accounts receivable, net	$60.2	$19.9

Centrus formerly performed site services work under contracts with DOE and its contractors at the former Portsmouth and Paducah gaseous diffusion plants. There is the potential for additional revenue to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables.

First Quarter 2018 Settlement

On January 11, 2018, the Company entered into a settlement agreement with DOE and the United States government regarding breach of contract claims relating to work performed by the Company under contracts with DOE and subcontracts with DOE contractors. As of December 31, 2017, the receivables balance related to the claims being settled is $14.5 million.

Under the terms of the settlement agreement, DOE has agreed to settle all claims raised as part of and subsequent to the litigation for a total of $24.0 million and provide a complete close out of all such contracts and subcontracts settled under the settlement agreement without any further audit or review of the Company’s costs or incurred cost submissions. The $24.0 million settlement amount will be satisfied by applying approximately $19.3 million of unapplied payments received from the United States government in prior years and the United States government making a cash payment to the Company of approximately $4.7 million.

As of December 31, 2017, the receivables balance of $14.5 million related to the settlement is classified as Accounts Receivable, net on the consolidated balance sheet based on the impending settlement. Receivables from DOE related to the claims were included in Other Long-Term Assets on the consolidated balance sheet in prior periods.

As of December 31, 2017, unapplied payments from DOE of $19.3 million are classified as Deferred Revenue and Advances from Customers on the consolidated balance sheet based on the impending settlement. These amounts were included in Other Long-Term Liabilities on the consolidated balance sheet in prior periods.

Claims Related to Pension and Postretirement Benefits Costs

Unresolved claims with DOE relate to certain pension and postretirement benefits costs. In December 2012, the Company invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE denied payment on this invoice in January 2013, and subsequent to providing additional information, as requested, to DOE, the Company submitted a claim on August 30, 2013, under the Contract Disputes Act for payment of the $42.8 million. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, Centrus filed a complaint with the U.S. Court of Federal Claims in January 2015, but there is no assurance the Company will be successful in its appeal. The parties are engaged in settlement discussions and further action on the case is stayed pending the outcome of such discussions. The Company has a full valuation allowance for this claim due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The amounts owed by DOE may be more than the amounts the Company has invoiced to date.

5. INVENTORIES

Centrus holds natural uranium and the uranium and SWU components of LEU at licensed locations. Components of inventories follow:

	December 31, 2017			December 31, 2016
( in millions)	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net

Separative work units	$47.2	$15.0	$32.2	$115.8	$15.2	$100.6
Uranium	105.9	62.9	43.0	61.4	42.3	19.1
Materials and supplies	—	—	—	0.2	—	0.2
	$153.1	$77.9	$75.2	$177.4	$57.5	$119.9

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators that process LEU into fuel for use in nuclear reactors.

6. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2016	Additions / (Depreciation)	Retirements	December 31, 2017
Land	$1.2	$—	$—	$1.2
Leasehold improvements	3.0	0.2	—	3.2
Machinery and equipment	1.7	0.1	(0.5)	1.3
Other	0.9	0.2	—	1.1
Property, plant and equipment, gross	6.8	0.5	(0.5)	6.8
Accumulated depreciation	(0.8)	(1.4)	0.3	(1.9)
Property, plant and equipment, net	$6.0	$(0.9)	$(0.2)	$4.9

Depreciations expense was $1.4 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively.

The Company sold assets and property in 2017 and 2016 related to its operations and the American Centrifuge project that were no longer needed (in millions):

	Year Ended December 31,
	2017	2016
Sales of assets and property, net of auction fees and other costs	$4.8	$1.2
Less: net carrying value	(0.2)	—
Gain on sales of assets	$4.6	$1.2

Cash proceeds received	$4.7	$1.5

Cash proceeds for the years ended December 31, 2017 and 2016 include $0.2 million and $0.1 million, respectively, which were included in Accounts Receivable as of December 31 of the prior year.

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

( in millions)	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$25.9	$28.7	$54.6	$19.9	$34.7
Customer relationships	68.9	14.9	54.0	68.9	10.3	58.6
Total	$123.5	$40.8	$82.7	$123.5	$30.2	$93.3

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2018	$8.1
2019	7.1
2020	10.3
2021	8.9
2022	9.0
Thereafter	39.3
Total	$82.7

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Components of accounts payable and accrued liabilities follow (in millions):

	December 31,
	2017	2016

Trade payables	$6.3	$11.5
Compensation and employee benefits	17.4	12.5
Postretirement health and life benefit obligations - current	14.7	13.8
Severance	3.9	3.4
Current portion of interest on 8.25% Notes	6.1	—
Accrued interest on PIK Toggle Notes (cash portion)	0.2	1.5
Other accrued liabilities	4.7	3.7
	$53.3	$46.4

9. DEBT

A summary of long-term debt follows (in millions):

	Maturity	December 31, 2017	December 31, 2016
8.25% Notes:	Feb. 2027
Principal		$74.3	$—
Interest		58.1	—
8.25% Notes		132.4	—
8% PIK Toggle Notes	Sep. 2019 (a)	31.3	234.6
Subtotal		163.7	234.6
Less deferred issuance costs		0.1	0.5
Total debt		163.6	234.1
Less current portion		6.1	—
Long-term debt		$157.5	$234.1

(a) Maturity can be extended to September 2024 upon the satisfaction of certain funding conditions described below.

On February 14, 2017, pursuant to an exchange offer and consent solicitation, Centrus exchanged $204.9 million of 8% PIK Toggle Notes for $74.3 million of 8.25% notes due 2027 (the “8.25% Notes”), 104,574 shares of Series B Preferred Stock with liquidation preference of $1,000 per share, and $27.6 million of cash. The exchange is accounted for as a troubled debt restructuring (“TDR”) under Accounting Standards Codification Subtopic 470-60, Debt-Troubled Debt Restructurings by Debtors. For an exchange classified as a TDR, if the future undiscounted cash flows of the newly issued debt and other consideration are less than the net carrying value of the original debt, a gain is recorded for the difference and the carrying value of the newly issued debt is adjusted to the future undiscounted cash flow amount and no future interest expense is recorded. All future interest payments on the newly issued debt reduce the carrying value. Accordingly, the Company recognizes the 8.25% Notes on the consolidated balance sheet as the sum of the principal balance and all future interest payments. The Company recognized a gain of $33.6 million related to the note exchange in 2017, which is net of transaction costs of $9.0 million and previously deferred issuance costs related to the 8% PIK Toggle Notes of $0.4 million. The effect on both basic and diluted earnings per share for 2017 was $3.70 per share, which assumes the gain would not affect the Company’s income tax benefit for 2017. Refer to Note 15, Stockholders’ Equity for details related to the newly issued preferred stock.

8.25% Notes

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As described above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of December 31, 2017, $6.1 million of interest is recorded as current and classified as Accounts Payable and Accrued Liabilities in the consolidated balance sheet.

The 8.25% Notes rank equally in right of payment with all of our existing and future unsubordinated indebtedness other than our Issuer Senior Debt and our Limited Secured Acquisition Debt (each as defined below). The 8.25% Notes rank senior in right of payment to all of our existing and future subordinated indebtedness and to certain limited secured acquisition indebtedness of the Company (the “Limited Secured Acquisition Debt”). The Limited Secured Acquisition Debt includes (i) any indebtedness, the proceeds of which are used to finance all or a portion of an acquisition or similar transaction if any lender’s lien is solely limited to the assets acquired in such a transaction and (ii) any indebtedness, the proceeds of which are used to finance all or a portion of the American Centrifuge project or another next generation enrichment technology if any lender’s lien is solely limited to such assets, provided that a lien securing the 8.25% Notes that is junior with respect to the lien securing such indebtedness will be limited to the assets acquired with such Limited Secured Acquisition Debt.

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

The liens securing the Enrichment Corp. guarantee of the PIK Toggle Notes and the 8.25% Notes are pari passu with each other, and are junior in priority with respect to the lien securing Limited Secured Acquisition Debt, which is limited to the assets acquired with such Limited Secured Acquisition Debt.

8% PIK Toggle Notes

Interest on the 8% PIK Toggle Notes is payable semi-annually in arrears on March 31 and September 30 based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. For the semi-annual payments in 2016 and 2017, the Company has elected to pay interest in the form of PIK payments at 5.5% per annum. Interest payable as of December 31, 2017, is $0.6 million, of which the cash portion of $0.2 million is included in Accounts Payable and Accrued Liabilities and the PIK portion of $0.4 million is included in Other Long-term Liabilities. Interest payable as of December 31, 2016, is $4.7 million, of which the cash portion of $1.5 million is included in Accounts Payable and Accrued Liabilities and the PIK portion of $3.2 million is included in Other Long-term Liabilities.

Financing costs for the 8% PIK Toggle Notes were deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 8% PIK Toggle Notes.

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

The Enrichment Corp. guarantee ranks equally in right of payment with all existing and future unsubordinated indebtedness of Enrichment Corp. (other than the Designated Senior Claims and Limited Secured Acquisition Debt) and senior in right of payment to all existing and future subordinated indebtedness of Enrichment Corp. and Limited Secured Acquisition Debt. The Enrichment Corp. guarantee is subordinated in right of payment to the Designated Senior Claims.

10. FAIR VALUE MEASUREMENTS

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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions)

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$208.8	$—	$—	$208.8	$260.7	$—	$—	$260.7
Deferred compensation asset (a)	1.4	—	—	1.4	1.1		—	1.1

Liabilities:
Deferred compensation obligation (a)	1.4	—	—	1.4	1.1		—	1.1

(a)
The deferred compensation obligation represents the balance of deferred compensation plus net investment earnings. The deferred compensation plan is funded through a rabbi trust. Trust funds are invested in mutual funds for which unit prices are quoted in active markets and are classified within Level 1 of the valuation hierarchy.

There were no transfers between Levels 1, 2 or 3 during the periods presented.

Other Financial Instruments

As of December 31, 2017, and December 31, 2016, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and payables under SWU purchase agreements approximate fair value because of the short-term nature of the instruments.

The carrying value and estimated fair value of long-term debt follow (in millions):

	December 31, 2017			December 31, 2016
	Carrying Value		Estimated Fair Value (a)	Carrying Value	Estimated Fair Value (a)
8.25% Notes	$132.4	(b)	$61.7	$—	$—
8% PIK Toggle Notes	31.3		25.1	234.6	107.4
(a) Based on the trading price nearest the balance sheet date observed on secondary markets, which is considered a Level 2 input as of December 31, 2017, and a Level 1 input as of December 31, 2016, based on the frequency of trading.

(b)	The carrying value of the 8.25% Notes as of December 31, 2017, consists of the principal balance of $74.3 million and the sum of interest payment obligations until maturity. Refer to Note 9, Debt.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 5,000 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 3,100 employees and retirees covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to non-qualified supplemental pension plans, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008, who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or postretirement health and life benefit plans.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow:

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
($ millions)	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Changes in Benefit Obligations:
Obligations at beginning of period	$814.6	$832.8	$192.8	$203.5
Actuarial (gains) losses, net	32.8	19.1	(24.8)	(9.2)
Service costs	3.7	3.8	—	—
Interest costs	32.2	35.4	7.2	8.2
Benefits paid	(59.3)	(60.9)	(14.5)	(13.3)
Lump sum benefits paid	(2.9)	(12.2)	—	—
Plan change	—	—	10.0	3.6
Administrative expenses paid	(3.2)	(3.4)	—	—
Obligations at end of period	817.9	814.6	170.7	192.8
Changes in Plan Assets:
Fair value of plan assets at beginning of period	634.1	656.3	7.7	13.8
Actual return on plan assets	84.4	50.2	0.1	0.5
Company contributions	1.5	4.1	8.5	6.7
Benefits paid	(59.3)	(60.9)	(14.5)	(13.3)
Lump sum benefits paid	(2.9)	(12.2)	—	—
Administrative expenses paid	(3.2)	(3.4)	—	—
Fair value of plan assets at end of period	654.6	634.1	1.8	7.7
Unfunded status at end of period	$(163.3)	$(180.5)	$(168.9)	$(185.1)

Amounts recognized in assets and liabilities:
Current liabilities	$(1.7)	$(0.6)	(14.7)	(13.8)
Noncurrent liabilities	(161.6)	(179.9)	(154.2)	(171.3)
	$(163.3)	$(180.5)	$(168.9)	$(185.1)
Amounts in accumulated other comprehensive income (loss), pre-tax:
Prior service cost (credit)	$—	$—	$(2.5)	$(2.6)

Discount rate used to determine benefit obligations at end of period:	3.7%	4.1%	3.6%	3.9%

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

Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. These actuarial gains and losses are recognized in the statement of operations in the fourth quarter. In addition, an interim remeasurement and recognition of gains or losses may be required for a plan during the year when lump sum payments exceed, or are expected to exceed, the sum of the service cost and interest cost components of the annual net periodic benefit cost for that plan for the current year. There were no interim remeasurements in 2017.

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

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. Effective August 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $817.9 million as of December 31, 2017, and $814.6 million as of December 31, 2016. As of December 31, 2017, none of Centrus’ plans had fair value of plan assets in excess of accumulated benefit obligations.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income (Loss)

Net periodic benefit costs and actuarial gains and losses are allocated to cost of sales for the LEU segment and to selling, general and administrative expense.

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
($ millions)	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Net Periodic Benefit (Credits) Costs
Service costs	$3.7	$3.8	$—	$—
Interest costs	32.2	35.4	7.2	8.2
Expected return on plan assets (gains)	(40.7)	(42.0)	—	(0.3)
Amortization of prior service costs (credits), net	—	—	(0.1)	(0.3)
Actuarial (gains) losses, net	(10.9)	10.9	(24.9)	(9.5)
Loss on plan changes resulting from a pending legal settlement	—	—	10.0	—
Net periodic benefit (credits) costs	$(15.7)	$8.1	$(7.8)	$(1.9)

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Net prior service costs (credits)	$—	$—	$—	3.6
Amortization of prior service (costs) credits, net	—	—	0.1	0.3
Total loss recognized in other comprehensive income (loss), pre-tax	$—	$—	$0.1	$3.9
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$(15.7)	$8.1	$(7.7)	$2.0

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

Effective January 1, 2014, or for certain plan participants formerly represented by a collective bargaining unit, January 1, 2015, plan participants age 65 or older (“post-65”) have access to a range of medical plan choices with varying costs and benefits through a Medicare Exchange implemented by the Company. The Company provides an annual stipend for each of the post-65 retirees and post-65 spouses who enroll in the coverage through the exchange. Depending on the level of benefits elected by the participant, the participant may be required to make contributions in excess of the stipend amount.

The transition to the post-65 Medicare Exchange was reflected as a plan amendment that reduced plan obligations by $6.8 million as of December 31, 2014. This reduction in obligation was recognized in other comprehensive income in 2014 as a prior service credit. The prior service credit is being amortized into net periodic benefit cost as a credit over time. The post-65 Medicare Exchange stipend amount was increased for 2017. This increase in obligation of $3.6 million as of December 31, 2016, was recognized in other comprehensive income in 2016 as a prior service cost and is being amortized into net periodic benefit cost over time. The post-65 Medicare Exchange stipend amount was increased in 2018, as specified in a settlement agreement with the former collective bargaining unit. The settlement agreement also specifies the addition of catastrophic drug coverage. The settlement agreement is pending court approval, and the addition of catastrophic drug coverage is anticipated later in 2018. The benefit enhancement for 2018 has been, or is anticipated to be, applied to all post-65 participants regardless of past representation by the collective bargaining agreement. The increase in obligation of $10.0 million as of December

31, 2017, is recognized in net periodic benefit costs in 2017 as a plan change resulting from a pending legal settlement and is allocated to cost of sales for the LEU segment.

Assumptions Used to Determine Net Periodic Benefit Costs

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Discount rate	3.7%	4.1%	3.6%	3.9%
Expected return on plan assets	6.8%	6.8%	—	5.0%

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2017	2016
Healthcare cost trend rate for the following year	6.5%	7.0%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2021	2021

A one-percentage-point change in the assumed healthcare cost trend rates would have an effect on the postretirement health benefit obligation and costs as follows:

(in millions)	One-Percentage Point
	Increase	Decrease
Postretirement health benefit obligation	$3.7	$(3.4)
Net periodic benefit costs (service and interest cost components only)	$0.2	$(0.1)

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

The allocation of plan assets between equity and debt securities and the target allocation range by asset category for the defined benefit pension plans follows:

	December 31,
	2017	2016	2018 Target
Equity securities	49%	41%	40	-	60%
Debt securities	51	59	40	-	60
	100%	100%

Prefunding for the postretirement health and life benefit plans was discontinued in 2012 and the remaining assets are invested in short-term bond funds as of December 31, 2017, and are anticipated to be expended in early 2018. Benefit costs of the postretirement health and life benefit plans are primarily funded as costs are incurred.

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2017 and 2016, categorized by the fair value hierarchy levels described in Note 10, Fair Value Measurements:

	Defined Benefit Pension Plans
(in millions)	Level 1		Level 2		Level 3		Total
	2017	2016	2017	2016	2017	2016	2017	2016
U.S. government securities	$—	$—	$34.6	$84.7	$—	$—	$34.6	$84.7
Corporate debt	—	—	119.7	217.0	—	—	119.7	217.0
Municipal bonds and non-U.S. government securities	—	—	3.5	6.2	—	—	3.5	6.2
Mortgage and asset backed securities	—	—	0.3	5.4	—	—	0.3	5.4
Fair value of investments by hierarchy level	$—	$—	$158.1	$313.3	$—	$—	$158.1	$313.3
Investments measured at NAV (a)							494.7	318.3
Accrued interest receivable							1.9	3.5
Unsettled transactions							(0.1)	(1.0)
Plan assets							$654.6	$634.1

	Postretirement Health and Life Benefit Plans
(in millions)	Level 1		Level 2		Level 3		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Money market funds	$—	$0.2	$—	$—	$—	$—	$—	$0.2
Bond mutual funds	1.8	7.5	—	—	—	—	1.8	7.5
Equity mutual funds	—	—	—	—	—	—	—	—
Fair value of investments by hierarchy level	$1.8	$7.7	$—	$—	$—	$—	$1.8	$7.7

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

Benefit Plan Cash Flows

Centrus expects to contribute $12.8 million to the qualified defined benefit pension plans, $1.8 million to the non-qualified defined benefit pension plans and $14.6 million to the postretirement health and life benefit plans in 2018. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”).

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans
2018	$59.9	$16.4
2019	58.2	15.2
2020	56.1	14.2
2021	54.9	13.4
2022	53.7	12.8
2023 to 2027	251.8	53.1

Other Plans

Centrus sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $2.3 million in 2017 and $2.4 million in 2016.

Under the Executive Deferred Compensation Plan, qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone due to annual compensation limitations of the Internal Revenue Code are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan. Centrus matching contributions amounted to less than $0.1 million in 2017 and 2016.

12. STOCK-BASED COMPENSATION

The Company’s 2014 Equity Incentive Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock-based awards, as well as cash-based awards to employees, officers, directors and other individuals providing services to the Company or its affiliates. The plan authorizes the issuance of up to 1,200,000 shares of Class A Common Stock. As of December 31, 2017, there were approximately 640,000 shares available for future awards, including approximately 120,000 shares associated with awards which were cancelled or forfeited without being exercised.

A summary of stock-based compensation costs follows (in millions):

	Year Ended December 31,
	2017	2016

Total stock-based compensation costs:
Restricted stock units	$0.1	$0.2
Stock options	0.4	0.3
Expense included in selling, general and administrative expense	$0.5	$0.5

Total recognized tax benefit	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. As of December 31, 2017, there was $0.4 million of unrecognized compensation cost, adjusted for actual forfeitures, related to non-vested stock-based payments granted, of which $0.3 million relates to stock options and $0.1 million relates to restricted stock units. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

Non-employee, independent directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. Settlement of these restricted stock units is made in shares of Class A Common Stock only upon the director’s retirement or other end of service. The restricted stock units generally vest over one year; however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. As of December 31, 2017, approximately 95,000 shares of restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

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

The expected term of options granted is the estimated period of time from the beginning of the vesting period to the date of expected exercise or other settlement, based on historical exercises and post-vesting terminations. Centrus has estimated the expected term using the simplified method described in SEC Staff Accounting Bulletin No. 107/110, Share-Based Payment, due to the lack of historical exercise and post-vesting termination information available for the Company since its reorganization. Future stock price volatility is estimated based on the Company’s historical volatility. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model. For reporting periods prior to January 1, 2017, the Company used historical data to estimate pre-vesting option forfeitures at the time of grant and revised those estimates in subsequent periods if actual forfeitures differed from the estimates. Effective January 1, 2017, the Company recognizes forfeitures as they occur. Compensation expense is recognized for stock option awards that are expected to vest.

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no option grants in the year ended December 31, 2017.

Year Ended December 31, 2016

Options granted (in thousands)	15
Risk-free interest rate	1.91%
Expected volatility	75%
Expected option life (years)	6
Weighted-average grant date fair value	$1.77

Stock options vest and become exercisable in equal annual installments over a three or four year period and expire ten years from the date of grant. A summary of stock option activity follows:

	Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)

Outstanding at December 31, 2016	483	$4.02	8.4	$1.1
Granted	—	—
Exercised	—	—
Forfeited/Cancelled	(58)	$3.12
Outstanding at December 31, 2017	425	$4.14	7.3	$0.1
Exercisable at December 31, 2017	236	$4.17	7.3	$0.1

Stock options outstanding and options exercisable at December 31, 2017, follow:

Stock Exercise Price	Options Outstanding (thousands)	Weighted Average Remaining Contractual Life in Years	Options Exercisable (thousands)

$5.62	22	6.9	22
$4.37	300	7.2	150
$3.90	23	7.6	15
$3.93	15	7.6	10
$2.71	50	7.8	34
$2.68	15	8.5	5

13. INCOME TAXES

Benefit

The benefit from income taxes from continuing operations is as follows (in millions):

	Year Ended December 31,
	2017	2016
Current:
Federal	$—	$—
State and local	(0.1)	(0.6)
Foreign	—	—
	(0.1)	(0.6)
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—
	—	—
	$(0.1)	$(0.6)

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Employee benefits costs	$79.9	$142.3
Inventory	2.4	—
Property, plant and equipment	187.0	318.8
Net operating loss and credit carryforwards	166.9	254.9
Accrued expenses	0.9	7.9
Long-term debt and financing costs	17.3	8.0
Other	5.5	8.6
	459.9	740.5
Valuation allowance	(440.7)	(702.2)
Deferred tax assets, net of valuation allowance	$19.2	$38.3

Deferred tax liabilities:
Inventory	$—	$2.6
Intangible assets	17.7	33.0
Prepaid expenses	1.5	2.7
Deferred tax liabilities	$19.2	$38.3
	$—	$—

The valuation allowance reduces the net deferred tax assets to their net realizable value. There is a full valuation allowance against net deferred taxes due to annual operating losses since 2011 and substantial uncertainty to generate future taxable income that would lead to realization of the net deferred tax assets. When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the deferred taxes are expected to reverse. We record the impact of the change in our consolidated financial statements in the period of enactment. The decrease in net deferred tax assets before valuation allowance results primarily from the provisional remeasurement at 21% in accordance with the Tax Cut and Jobs Act of 2017 (the “Tax Act”). The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

Centrus has federal net operating losses of $789.7 million that currently expire through 2037. The federal net operating losses as well as other tax attributes consisting primarily of tax basis in property of approximately $15.3 million have been reduced as a result of Centrus’ cancellation of debt income in 2014 of approximately $340 million as prescribed by Internal Revenue Code Section 108. Centrus also has state net operating losses of $18.1 million that currently expire through 2037. The deferred tax assets for state net operating losses and state unrealized built-in loss deductions have been reduced as a result of Centrus’ tax ownership change and cancellation of debt income in 2014.

Centrus experienced an ownership change as defined under Internal Revenue Code Section 382 on September 30, 2014 when it emerged from bankruptcy. Generally, after an ownership change, the use of federal and state net operating loss carryforwards and tax credits generated prior to the ownership change are subject to an annual limitation. However, there is an exception available to qualifying corporations that eliminates the annual limitation. Centrus can utilize this exception for federal purposes, but not for state purposes. The pre-apportioned annual state limitation is $2.9 million. Centrus also had an unrealized built-in loss as of the ownership change date. To the extent this built-in loss is recognized during the five-year post-ownership change period through certain depreciation and loss deductions, the same annual limitation for loss and tax credit carryforwards also applies generally to a built-in loss when it is recognized, unless the exception applies. Centrus can utilize the same exception for federal purposes when the built-in loss is recognized, but not for state purposes. To the extent the built-in loss is recognized during the five-year post-ownership change period, the same pre-apportioned state limitation will apply so that the combination of loss carryforwards and recognized built-in losses cannot exceed $2.9 million annually.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate of 35% and the effective tax rate follows:

	Year Ended December 31,
	2017	2016
Federal statutory tax rate	35%	35%
Gain on early extinguishment of debt	(268)	6
Tax Cuts and Jobs Act of 2017	2,382	—
Interest expense	4	(3)
Other non-deductible expenses	1	—
Valuation allowance against net deferred tax assets	(2,156)	(36)
State income tax expense, net of federal benefit	1	(1)
Effective tax rate	(1)%	1%

The Tax Act enacted on December 22, 2017 reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification 740, Income Taxes (“ASC 740”).  In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, but it can determine a reasonable estimate, it must record a provisional estimate in the financial statements.

As a result of the reduction of the federal corporate income tax rate, the net deferred tax assets have been remeasured as of December 31, 2017. Primarily as a result of the provisional remeasurement, the effective tax rate for the year ended December 31, 2017 includes a decrease to the net deferred tax assets of $288.9 million, or an increase to the effective tax rate of 2,382%. The effective tax rate also includes a decrease to the valuation allowance against net deferred tax assets of $261.5 million, or a decrease to the effective tax rate of (2,156)% and an adjustment to the gain on early extinguishment of debt of $32.5 million or a decrease to the effective tax rate of (268)%. The Tax Act did not affect the income tax provision for the year ended December 31, 2017. The adjustments to net deferred tax assets are provisional amounts based on information available as of December 31, 2017. We will recognize any changes to the provisional amounts as we refine our estimates of net deferred assets and the application of the Tax Act. We expect to complete our analysis of the provisional items during the second half of 2018.

The effective tax rate for the year ended December 31, 2016, includes an adjustment to the valuation allowance against net deferred tax assets of $24.4 million, or a decrease to the effective tax rate of 36% and an adjustment to the gain on early extinguishment of debt of $4.1 million or an increase to the effective tax rate of 6%.

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in Other Long-Term Liabilities, was $0.3 million as of December 31, 2017, and $0.4 million as of December 31, 2016. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the income tax provision (state tax, net of federal benefit) decreased $0.1 million during the year ended December 31, 2017, and $0.4 million during the year ended December 31, 2016. The liability for unrecognized tax benefits in the table below relates to unrecognized state income tax benefits. Centrus believes that the liability for unrecognized tax benefits will not change significantly in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Year Ended December 31,
	2017	2016
Balance at beginning of the period	$0.4	$1.0
Additions to tax positions of current period	0.1	—
Reductions to tax positions of prior years	(0.2)	(0.6)
Balance at end of the period	$0.3	$0.4

Centrus and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. The IRS started an examination of Centrus’ 2008 through 2011 federal income tax returns during 2012 that was completed in the second quarter of 2014 with no adjustment to the reported tax. As of December 31, 2017, the federal and Maryland statutes of limitation are closed with respect to all tax years through 2013, and the Kentucky statute of limitations is closed with respect to all tax years through 2012.

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

The impact of accrued interest and penalties for income taxes in the consolidated statement of operations was a reduction to expenses of $0.1 million for the years ended December 31, 2017 and 2016. Accrued interest and penalties for income taxes, included as a component of Other Long-Term Liabilities, totaled less than $0.1 million as of December 31, 2017, and $0.1 million as of December 31, 2016.

14. NET INCOME (LOSS) PER SHARE

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

	Year ended December 31,
(in millions, except per share amounts)	2017	2016

Net income (loss) allocable to common stockholders	$5.3	$(67.0)

Average common shares outstanding - basic	9.1	9.1
Potentially dilutive shares related to stock options (a)	—	—
Average common shares outstanding - diluted	9.1	9.1

Net income (loss) per common share – basic and diluted	$0.58	$(7.36)

(a) Common stock equivalents related to stock options were less than 0.1 million shares for the year ended December 31, 2017. For the year ended December 31, 2016, common stock equivalents of less than 0.1 million shares are excluded from the diluted calculation as a result of the net loss.

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price totaled 0.2 million in 2017 and 0.4 million in 2016.

15. STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation authorizes 20,000,000 shares of preferred stock, par value $1.00 per share, 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). The Company has issued 9,038,751 shares of Common Stock, consisting of 7,632,669 shares of Class A Common Stock and 1,406,082 shares of Class B Common Stock.

A total of 38,751 shares of Class A Common Stock were issued in settlement of vested restricted stock units to three former members of the Board of Directors following the end of their service on May 31, 2017. Shares of Class B Common Stock that are sold in the market are automatically converted to shares of Class A Common Stock. In the twelve months ended December 31, 2017, a total of 30,318 shares of Class B Common Stock were sold in the market and converted to shares of Class A Common Stock as of December 31, 2017.

The Company has reserved 1,200,000 shares of Class A Common Stock under its management incentive plan, of which approximately 640,000 shares are available for future awards as of December 31, 2017. Refer to Note 12, Stock-Based Compensation, for additional information.

The Class A Common Stock trades under the symbol “LEU” on the NYSE American trading platform.

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

Series B Preferred Stock

On February 14, 2017, Centrus issued 104,574 shares of Series B Preferred Stock as part of the securities exchange described in Note 9, Debt. The issuance of the Series B Preferred Stock was a non-cash financing transaction. The Series B Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”). The Series B Preferred Stock is recorded on the consolidated balance sheet at fair value less transaction costs, or $4.6 million as of the issuance date.

Holders of the Series B Preferred Stock are entitled to cumulative dividends at the rate of 7.5% per annum of the Liquidation Preference. Centrus is obligated to pay cash dividends on the Series B Preferred Stock in an amount equal to the Liquidation Preference to the extent that dividends are declared by the Board and:

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

(d)
the balance of cash and cash equivalents calculated in accordance with U.S. GAAP on the last day of the immediately preceding quarter would exceed $150 million after pro forma application of the dividend payment; and

(e)	dividends may be legally paid under Delaware law.

Centrus has not met these criteria for the periods from issuance through December 31, 2017, and has not declared, accrued or paid dividends on the Series B Preferred Stock as of December 31, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part. As of December 31, 2017, the Series B Preferred Stock has an aggregate liquidation preference of $111.5 million, including accumulated undeclared dividends of $6.9 million.

Outstanding shares of the Series B Senior Preferred Stock are redeemable at the Company’s option, in whole or in part, for an amount of cash equal to the Liquidation Preference, plus an amount equal to the accrued and unpaid dividends, if any, whether or not declared, through date of redemption.

Rights Agreement

On April 6, 2016 (the “Effective Date”), the Company’s Board of Directors (the “Board”) adopted a Section 382 Rights Agreement (the “Rights Agreement”). The Board adopted the Rights Agreement in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations. As of December 31, 2017, the Company had federal net operating losses of $789.7 million that currently expire through 2037.

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

Shares Outstanding

Changes in the number of shares outstanding follow:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2015	—	7,563,600	1,436,400
Issuance of Preferred Stock	—	—	—
Issuance of Class A Common Stock	—	—	—
Balance at December 31, 2016	—	7,563,600	1,436,400
Issuance of Preferred Stock	104,574	—	—
Issuance of Class A Common Stock	—	38,751	—
Conversion of Common Stock from Class B to Class A	—	30,318	(30,318)
Balance at December 31, 2017	104,574	7,632,669	1,406,082

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

In December 2015, the Company successfully negotiated an amendment to the Russian Supply Agreement to better align the Company’s purchase obligations in light of market conditions generally, the Company’s sales order book, and restrictions on the import of Russian LEU. The amendment extended the Russian Supply Agreement beyond 2022 and gives the Company the right to reschedule quantities of SWU into the period 2023 to 2026, in return for the purchase of additional SWU in those years. Depending on the total purchase obligations rescheduled to 2023 to 2026, the Company may defer certain limited quantities beyond 2026.

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

Piketon Facility Costs and D&D Obligations

Effective October 1, 2015, the U.S. government discontinued funding of the American Centrifuge demonstration cascade at Piketon. Funding for American Centrifuge is now limited to research and development work at the Company’s facilities in Oak Ridge, Tennessee. As a result of reduced program funding, Centrus incurred a special charge in the third quarter of 2015 for estimated employee termination benefits, and began reductions in force. Refer to Note 2, Special Charges, for details. Centrus commenced with D&D of the Piketon facility in accordance with NRC requirements in the second quarter of 2016. Most of the D&D work has been completed as of December 31, 2017. The estimated fair value of the remaining costs to complete the D&D work, recorded as Decontamination and Decommissioning Obligations on the consolidated balance sheet, is $1.0 million as of December 31, 2017.

Centrus has previously provided financial assurance to the NRC for the D&D work in the form of surety bonds that are fully cash collateralized by Centrus for $16.1 million. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D obligations and the NRC license for the test facility is terminated. These deposits are included in Other Current Assets as of December 31, 2017, and Deposits for Surety Bonds, a noncurrent asset, as of December 31, 2016.

Centrus leases the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between Centrus and DOE regarding other possible uses for the facility, Centrus is obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. As of December 31, 2017, the estimated cost for these lease termination obligations of $0.8 million is included in Accounts Payable and Accrued Liabilities on the consolidated balance sheet.

Centrus has previously provided financial assurance to DOE for the lease obligations in the form of surety bonds that are fully cash collateralized by Centrus for $13.5 million. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its lease termination obligations. These deposits are included in Deposits for Surety Bonds as of December 31, 2017, and December 31, 2016.

Legal Matters

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, Centrus does not believe that the outcome of any of these legal matters will have a material adverse effect on its results of operations or financial condition.

Lease Commitments

Expenses under operating leases for office space, equipment and the Piketon and Oak Ridge facilities amounted to $3.1 million in 2017 and $2.9 million in 2016. Future estimated minimum lease payments and expected lease administration payments follow (in millions):

2018	$3.7
2019	1.7
2020	0.9
2021	0.9
2022	0.9
Thereafter	4.8
$12.9

Centrus has a lease with DOE for centrifuge testing facilities in Oak Ridge through December 2018. Centrus leases facilities in Piketon for the American Centrifuge Plant from DOE. The current five-year lease term is through June 2019. Centrus has the option to extend the lease term for additional five-year terms. DOE may terminate the lease for default, including if DOE is able to exercise its remedies with respect to the ACP under the 2002 DOE-USEC Agreement.

Centrus leases the office space for its corporate headquarters in Bethesda, Maryland through October 2027 with an option to extend for five years. In May 2017, Centrus entered into a lease through July 2021 for 6,000 square feet of additional office space in Waverly, Ohio. Centrus also has short-term leases for small areas of office space in Washington, DC, Tokyo, Japan and Paducah, Kentucky.

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) (“AOCI”) relates to activity in the accounting for pension and postretirement health and life benefit plans. The amortization of prior service costs (credits) are reclassified from AOCI and included in the computation of net periodic benefit cost as detailed in Note 11, Pension and Postretirement Health and Life Benefits.

18. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue by customer location, including customers in a foreign country representing 10% or more of total revenue, follows:

	Year Ended December 31,
($ millions)	2017	2016

United States	$134.5	$242.8
Foreign:
Japan	49.0	49.1
Belgium	34.9	—
Other	—	19.4
	83.9	68.5
Total revenue	$218.4	$311.3

In 2017, our 10 largest customers represented approximately 97% of total revenue and our four largest customers represented approximately 53% of total revenue. In our LEU segment, revenue from Synatom, Entergy, American Electric Power and South Carolina Electric & Gas represented approximately 16%, 14%, 12% and 11%, respectively, of total revenue in 2017. In 2016, our 10 largest customers represented approximately 90% of total revenue and our four largest customers represented approximately 50% of total revenue. In our LEU segment, revenue from Exelon Corporation, South Carolina Electric & Gas and American Electric Power represented approximately 15%, 12% and 11%, respectively, of total revenue in 2016. In our contract services segment, the U.S. government and its contractors represented approximately 11% of total revenue in 2017 and 12% of total revenue in 2016. No other customer represented more than 10% of total revenue in 2017 or 2016.

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the contract services segment. The LEU segment includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The contract services segment includes revenue and cost of sales for work that Centrus performs under a fixed price agreement as a contractor to UT-Battelle. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Piketon facility. Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented.

The Company’s revenue and gross profit by segment are as follows:

	Year Ended December 31,
($ millions)	2017	2016

Revenue
LEU segment:
Separative work units	$195.4	$258.5
Uranium	—	14.3
	195.4	272.8
Contract services segment	23.0	38.5
Revenue	$218.4	$311.3

Segment Gross Profit
LEU segment	$59.3	$38.5
Contract services segment	(2.5)	6.6
Gross profit	$56.8	$45.1

The Company’s assets by segment are as follows:

	December 31,
($ millions)	2017	2016

Assets
LEU segment	$657.4	$686.0
Contract services segment	17.9	27.5
	$675.3	$713.5

Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the consolidated balance sheet, were located in the United States as of December 31, 2017, and December 31, 2016.

19. SUBSEQUENT EVENT

On January 11, 2018, the Company entered into a settlement agreement with DOE and the United States government regarding breach of contract claims relating to work performed by the Company under contracts with DOE and subcontracts with DOE contractors. As of December 31, 2017, the receivables balance related to the claims being settled is $14.5 million.

Under the terms of the settlement agreement, DOE has agreed to settle all claims raised as part of and subsequent to the litigation for a total of $24.0 million and provide a complete close out of all such contracts and subcontracts settled under the settlement agreement without any further audit or review of the Company’s costs or incurred cost submissions. Under the settlement agreement, payment will be made by applying approximately $19.3 million of unapplied payments received from the United States government in prior years and the United States government making a cash payment of approximately $4.7 million. The Company has also agreed not to seek any additional payments under certain DOE subcontracts, as specified in the settlement agreement, for the periods of January 1, 2003, through September 30, 2017. The criteria to recognize additional revenues were satisfied at the time the settlement agreement was finalized and the Company expects to record revenues of approximately $9.5 million in the first quarter of 2018 related to the settlement.

Certain claims, including, but not limited to, any claims relating to work performed under American Centrifuge project contracts after September 30, 2017, or any claims related to the Company’s subcontracts with UT-Battelle, for work at Oak Ridge National Laboratory, are excepted from the settlement agreement. Also excepted from the settlement agreement are the Company’s claims in its ongoing litigation with DOE relating to pension and postretirement benefit cost adjustments. Refer to Note 4, Receivables, for additional details.

20. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	2017
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Revenue	$7.2	$44.0	$50.3	$116.9	$218.4
Cost of sales	9.7	48.3	38.7	64.9	161.6
Gross profit (loss)	(2.5)	(4.3)	11.6	52.0	56.8
Advanced technology license and decommissioning costs	6.1	4.4	4.5	0.7	15.7
Selling, general and administrative	12.4	9.7	11.0	10.0	43.1
Amortization of intangible assets	1.2	2.0	2.5	4.9	10.6
Special charges for workforce reductions and advisory costs	2.4	2.3	2.4	2.4	9.5
Gains on sales of assets	(1.0)	(0.7)	(0.6)	(2.3)	(4.6)
Operating income (loss)	(23.6)	(22.0)	(8.2)	36.3	(17.5)
Gain on early extinguishment of debt	(33.6)	—	—	—	(33.6)
Interest expense	2.9	0.7	0.7	1.0	5.3
Investment income	(0.3)	(0.3)	(0.4)	(0.3)	(1.3)
Income tax benefit (expense)	(0.2)	—		0.1	(0.1)
Net income (loss)	$7.6	$(22.4)	$(8.5)	$35.5	$12.2
Preferred stock dividends - undeclared and cumulative	1.0	2.0	2.0	1.9	6.9
Net income (loss) allocable to common stockholders	$6.6	$(24.4)	$(10.5)	$33.6	$5.3

Net income (loss) per share:
Basic	$0.73	$(2.69)	$(1.15)	$3.69	$0.58
Diluted	$0.72	$(2.69)	$(1.15)	$3.69	$0.58

	2016
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year

Revenue	$90.0	$63.4	$21.4	$136.5	$311.3
Cost of sales	74.2	57.9	23.5	110.6	266.2
Gross profit (loss)	15.8	5.5	(2.1)	25.9	45.1
Advanced technology license and decommissioning costs	12.0	4.7	21.9	9.3	47.9
Selling, general and administrative	11.4	12.5	10.7	11.6	46.2
Amortization of intangible assets	3.2	2.7	1.7	4.9	12.5
Special charges for workforce reductions	—	0.6	0.6	0.2	1.4
Gains on sales of assets	(0.3)	(0.4)	(0.3)	(0.2)	(1.2)
Operating income (loss)	(10.5)	(14.6)	(36.7)	0.1	(61.7)
Gain on early extinguishment of debt and debt restructuring costs	—	(16.7)	—	3.7	(13.0)
Interest expense	5.0	5.1	4.7	4.9	19.7
Investment income	(0.3)	(0.1)	(0.1)	(0.3)	(0.8)
Income tax benefit	(0.6)	—	—	—	(0.6)
Net loss	$(14.6)	$(2.9)	$(41.3)	$(8.2)	$(67.0)
Preferred stock dividends - undeclared and cumulative	—	—	—	—	—
Net loss allocable to common stockholders	$(14.6)	$(2.9)	$(41.3)	$(8.2)	$(67.0)

Net loss per share - basic and diluted	$(1.60)	$(0.32)	$(4.54)	$(0.90)	$(7.36)

The calculation of net income (loss) per share on a dilutive basis is provided in Note 14, Net Income (Loss) Per Share. No dilutive effect is recognized in periods in which a net loss has occurred or in which the assumed conversion effect of options or convertible securities is anti-dilutive.

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

3.2
Third Amended and Restated Bylaws of Centrus Energy Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017)

3.3
Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of Centrus Energy Corp. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 7, 2016).

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

4.2
Supplemental Indenture by and among Centrus Energy Corp., as Issuer, United States Enrichment Corporation, as Note Guarantor and Delaware Trust Company, as Trustee and Collateral Agent (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2017).

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

10.19
Amendment No. 007 dated October 19, 2015, to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 23, 2016). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.20
Amendment No. 008 dated December 22, 2015, to the Enriched Product Transitional Supply Contract dated March 23, 2011 between United States Enrichment Corporation and TENEX (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 23, 2016). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

10.21
Letter Agreement, dated August 1, 2016, by and between Joint Stock Company “TENEX” and United States Enrichment Corporation (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 10, 2016). (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

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

10.35
Amended and Restated Centrus Energy Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.36
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.37
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 5, 2008). (b)

10.38
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2013). (b)

10.39
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010 (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011). (b)

10.40
USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.64 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.41
First Amendment dated October 28, 2009 to the USEC Inc. 2006 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010). (b)

10.42
Centrus Energy Corp. Executive Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015). (b)

10.43
Form of Support Agreement (including the Term Sheet) between Centrus Energy Corp. and the Support Parties, dated January 5, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2017).

10.44	Agreement between Centrus Energy Corp. and UT-Battelle, LLC dated October 1, 2017. (a)

10.45
Settlement Agreement between United States Enrichment Corporation and the United States, dated January 11, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2018).

21	Subsidiaries of Centrus Energy Corp. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed in interactive data file (XBRL) format. (a)

(a)	Filed herewith.

(b)	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.