Form 10-Q
period 2018-06-30
CENTRUS ENERGY CORP
filed 2018-08-09
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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
Yes ☒    No ☐

As of August 1, 2018, there were 7,632,669 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 1,406,082 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include risks: related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) maturing in September 2019, our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock, including the potential termination of the guarantee by United States Enrichment Corporation of the 8% PIK Toggle Notes; risks related to the use of our net operating losses (“NOLs”) and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our Class A Common Stock on the NYSE American LLC (the “NYSE American”); risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government entity Joint Stock Company “TENEX” (“TENEX”) under a commercial supply agreement with TENEX and deliveries under a long-term supply agreement with Orano Cycle; risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks associated with our reliance on third-party suppliers to provide essential services to us; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability to perform or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements; the impact of government regulation including by the U.S. Department of Energy and the United States Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for the American Centrifuge project and our ability to perform under our agreement with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), for continued research and development of the American Centrifuge technology; the potential for further demobilization or termination of the American Centrifuge project; risks related to the current demobilization of portions of the American Centrifuge project, including risks that the schedule could be delayed and costs could be higher than expected; failures or security breaches of our information technology systems; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2017.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash and cash equivalents	$140.1	$208.8
Accounts receivable	27.9	60.2
Inventories	100.0	153.1
Deferred costs associated with deferred revenue	130.2	122.3
Other current assets	22.7	22.5
Total current assets	420.9	566.9
Property, plant and equipment, net of accumulated depreciation of $2.2 as of June 30, 2018 and $1.9 as of December 31, 2017	4.5	4.9
Deposits for financial assurance	19.8	19.7
Intangible assets, net	79.9	82.7
Other long-term assets	0.7	1.1
Total assets	$525.8	$675.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$47.0	$54.3
Payables under SWU purchase agreements	19.5	79.4
Inventories owed to customers and suppliers	45.1	77.9
Deferred revenue and advances from customers	195.0	191.8
Total current liabilities	306.6	403.4
Long-term debt	155.3	157.5
Postretirement health and life benefit obligations	151.7	154.2
Pension benefit liabilities	155.2	161.6
Advances from customers	14.5	—
Other long-term liabilities	12.3	17.5
Total liabilities	795.6	894.2
Commitments and contingencies (Note 11)
Stockholders’ deficit
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $115.4 as of June 30, 2018 and $111.5 as of December 31, 2017	4.6	4.6
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 7,632,669 shares issued and outstanding as of June 30, 2018 and December 31, 2017	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 1,406,082 shares issued and outstanding as of June 30, 2018 and December 31, 2017	0.1	0.1
Excess of capital over par value	60.2	60.0
Accumulated deficit	(335.5)	(284.5)
Accumulated other comprehensive income, net of tax	—	0.1
Total stockholders’ deficit	(269.8)	(218.9)
Total liabilities and stockholders’ deficit	$525.8	$675.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Separative work units	$32.9	$37.9	$50.6	$38.7
Uranium	—	—	3.6	—
Contract services	6.5	6.1	20.9	12.5
Total revenue	39.4	44.0	75.1	51.2
Cost of Sales:
Separative work units and uranium	42.9	42.5	77.7	45.2
Contract services	7.2	6.2	13.4	13.6
Total cost of sales	50.1	48.7	91.1	58.8
Gross loss	(10.7)	(4.7)	(16.0)	(7.6)
Advanced technology license and decommissioning costs	5.4	4.4	13.4	10.5
Selling, general and administrative	9.7	9.7	20.9	22.1
Amortization of intangible assets	1.5	2.0	2.8	3.2
Special charges for workforce reductions and advisory costs	0.3	2.3	0.9	4.7
Gains on sales of assets	(0.2)	(0.7)	(0.3)	(1.7)
Operating loss	(27.4)	(22.4)	(53.7)	(46.4)
Gain on early extinguishment of debt	—	—	—	(33.6)
Nonoperating components of net periodic benefit expense (income)	(1.7)	(0.4)	(3.3)	(0.8)
Interest expense	1.0	0.7	2.0	3.6
Investment income	(0.6)	(0.3)	(1.2)	(0.6)
Loss before income taxes	(26.1)	(22.4)	(51.2)	(15.0)
Income tax benefit	—	—	(0.1)	(0.2)
Net loss	(26.1)	(22.4)	(51.1)	(14.8)
Preferred stock dividends - undeclared and cumulative	2.0	2.0	4.0	3.0
Net loss allocable to common stockholders	$(28.1)	$(24.4)	$(55.1)	$(17.8)

Net loss per common share - basic and diluted	$(3.08)	$(2.69)	$(6.05)	$(1.96)
Average number of common shares outstanding - basic and diluted (in thousands):	9,118	9,077	9,111	9,070

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(26.1)	$(22.4)	$(51.1)	$(14.8)
Other comprehensive loss, before tax (Note 12):
Amortization of prior service credits, net	(0.1)	—	(0.1)	(0.1)
Other comprehensive loss, before tax	(0.1)	—	(0.1)	(0.1)
Income tax benefit related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax benefit	(0.1)	—	(0.1)	(0.1)
Comprehensive loss	$(26.2)	$(22.4)	$(51.2)	$(14.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net loss	$(51.1)	$(14.8)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3.3	3.6
PIK interest on paid-in-kind toggle notes	0.9	0.8
Gain on early extinguishment of debt	—	(33.6)
Gain on sales of assets	(0.3)	(1.7)
Changes in operating assets and liabilities:
Accounts receivable	32.1	(32.1)
Inventories, net	20.4	42.7
Payables under SWU purchase agreements	(59.9)	(39.7)
Deferred revenue, net of deferred costs	(4.7)	13.9
Accounts payable and other liabilities	(7.0)	(15.7)
Other, net	0.6	(1.4)
Cash used in operating activities	(65.7)	(78.0)

Investing Activities
Capital expenditures	(0.1)	(0.1)
Proceeds from sales of assets	0.3	1.7
Cash provided by investing activities	0.2	1.6

Financing Activities
Payment of interest classified as debt	(3.0)	—
Repurchase of debt	—	(27.6)
Payment of securities transaction costs	—	(9.0)
Cash used in financing activities	(3.0)	(36.6)

Decrease in cash, cash equivalents and restricted cash	(68.5)	(113.0)
Cash, cash equivalents and restricted cash at beginning of period (1)	244.8	296.7
Cash, cash equivalents and restricted cash at end of period (1)	$176.3	$183.7

Supplemental cash flow information:
Interest paid in cash	$0.4	$2.1
Non-cash activities:
Conversion of interest payable-in-kind to long-term debt	$0.9	$0.8
Exchange of debt for Series B preferred stock	$—	$4.6
_______________

(1) Refer to Note 4 regarding cash, cash equivalents and restricted cash.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2016	$—	$0.8	$0.1	$59.5	$(296.7)	$0.2	$(236.1)
Net loss	—	—	—	—	(14.8)	—	(14.8)
Issuance of preferred stock	4.6	—	—	—	—	—	4.6
Other comprehensive loss, net of tax benefit (Note 12)	—	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.2	—	—	0.2
Balance at June 30, 2017	$4.6	$0.8	$0.1	$59.7	$(311.5)	$0.1	$(246.2)

Balance at December 31, 2017	$4.6	$0.8	$0.1	$60.0	$(284.5)	$0.1	$(218.9)
Adoption of ASC 606 as of January 1, 2018 (Note 1)	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	(51.1)	—	(51.1)
Other comprehensive loss, net of tax benefit (Note 12)	—	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.2	—	—	0.2
Balance at June 30, 2018	$4.6	$0.8	$0.1	$60.2	$(335.5)	$—	$(269.8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) and its other subsidiaries, as of June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2017, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated.

Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Correction of Error

Management identified a classification error for $0.3 million of costs that had been previously included in Cost of Sales for the Contract Services Segment in the condensed consolidated statement of operations for the three months ended March 31, 2018. These costs are now included in Advanced Technology License and Decommissioning Costs in the condensed consolidated statement of operations for the six months ended June 30, 2018. The Company considered quantitative and qualitative factors in assessing the materiality of the classification error and determined that the classification error was not material. This revision had no impact to the Company’s net loss for the three months ended March 31, 2018 or the six months ended June 30, 2018.

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

The following table summarizes the cumulative effect of the changes to the Company’s condensed consolidated balance sheet as of January 1, 2018, from the adoption of ASC 606 (in millions):

	Balance at December 31, 2017	Adjustment for ASC 606	Balance at January 1, 2018
Assets:
Unbilled contract revenue	$—	$0.1	$0.1
Stockholders’ Deficit:
Accumulated Deficit	(284.5)	0.1	(284.4)

The following table summarizes the impact of adopting ASC 606 on revenue and net loss for the three and six months ended June 30, 2018 (in millions):

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Under Previous Accounting	Effect of Adoption	As Reported	Under Previous Accounting	Effect of Adoption
Revenue - Contract services	$6.5	$8.1	$(1.6)	$20.9	$22.9	$(2.0)
Net loss	(26.1)	(24.5)	(1.6)	(51.1)	(49.1)	(2.0)

The effect of adoption for the six months ended June 30, 2018, includes the opening balance adjustment of $0.1 million and $1.9 million of amounts billed as of June 30, 2018, that are included in Deferred Revenue and Advances with Customers pending transfer of control of contractual services to the customer.

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

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Cost of sales - separative work units and uranium	$42.1	$0.4	$42.5	$44.4	$0.8	$45.2
Nonoperating components of net periodic benefit expense (income)	—	(0.4)	(0.4)	—	(0.8)	(0.8)

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

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	Current Presentation
Cash used in operating activities	$(87.0)	$9.0	$(78.0)
Cash used in financing activities	(27.6)	(9.0)	(36.6)

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Consequently, an entity is required to recognize the current and deferred income taxes resulting from an intra-entity transfer of assets other than inventory when the transfer occurs. ASU 2016-16 became effective for the Company in 2018, including interim reporting periods. In applying the new standard on a modified retrospective basis, there is no material cumulative-effect adjustment to retained earnings or net assets in its consolidated balance sheet as of January 1, 2018 due to the Company’s full valuation allowance against net deferred assets. In addition, the adoption did not have an impact to the Company’s net income (loss) for the three and six months ended June 30, 2018.

Accounting Standards Effective in Future Periods

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting expense recognition in the statement of operations. ASU 2016-02 will become effective for the Company beginning in the first quarter of 2019, with early adoption permitted, and is to be applied using a modified retrospective approach. In the Company’s most recent Annual Report on Form 10-K, the Company reported undiscounted operating lease obligations of $12.9 million as of December 31, 2017. The Company’s principal leases relate to its headquarters office and its use of U.S. government facilities in Piketon, Ohio and Oak Ridge, Tennessee. The Company is evaluating the effect that the provisions of ASU 2016-02 will have on its condensed consolidated financial statements.

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

On occasion, the Company will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception or as the quantity of uranium is finalized, if variable. In the three months ended June 30, 2018, the Company received uranium valued at $14.5 million from a customer that elected to defer a SWU purchase obligation for a period greater than one year. Under the contract, the customer has not received title to SWU or LEU product from the Company. The Company’s contract liability to the customer is classified as Advances from Customers, a noncurrent liability.

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

Revenue for the Contract Services Segment, principally representing engineering and testing activities performed by the Company as well as technical and resource support, is recognized over the contractual period as services are rendered. The contract services segment also includes limited services provided by Centrus to the U.S. Department of Energy (“DOE”) and its contractors at the Portsmouth site related to facilities the Company leases from DOE. In the six months ended June 30, 2018, revenue for the contract services segment included $9.5 million under a settlement agreement with DOE and the United States government. Refer below to Contract Balances for additional details.

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

The Company principally uses the cost-to-cost input method of progress for its contracts because it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of direct costs incurred to date to the total estimated direct costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. If transaction prices are not stated in the contract for each performance obligation, contractual prices are allocated to performance obligations based on estimated relative standalone selling prices of the promised services. For contracts that are not accounted for under the percentage of completion method, the Company records revenue as services are provided. The Company recognizes time-and-material contract revenue at negotiated, fixed, contractually billable rates as it delivers labor hours and incurs other direct expenses.

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

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$32.9	$10.9	$54.0	$11.1
Asia	—	27.0	0.1	27.6
Other	—	—	0.1	—
Revenue - SWU and uranium	$32.9	$37.9	$54.2	$38.7

Refer to Note 13, Segment Information, for disaggregation of revenue by segment. Disaggregation by end-market is provided in Note 13 and the condensed consolidated statement of operations. SWU and uranium sales are made to electric utility customers. Contract services revenue results primarily from services provided to government contractors and, in the first quarter of 2018, the settlement with DOE and the United States government. SWU and uranium revenue is recognized at point of sale and contract services revenue is generally recognized over time.

Contract Balances

The following table represents changes in our contract assets and contract liabilities balances (in millions):

	June 30, 2018	January 1, 2018	Year-To-Date Change
Contract assets
Accounts receivable:
Billed	$27.9	$60.2	$(32.3)
Unbilled contract revenue	—	0.1	(0.1)
Accounts receivable	$27.9	$60.3	$(32.4)

Deferred costs associated with deferred revenue	$130.2	$122.3	$7.9

Contract liabilities
Deferred revenue and advances from customers - current:
Deferred revenue	$193.1	$172.5	$20.6
Advances from customers	1.9	19.3	(17.4)
Deferred revenue and advances from customers - current	$195.0	$191.8	$3.2

Advances from customers - noncurrent	$14.5	$—	$14.5

Deferred cost and deferred revenue activity in the six months ended June 30, 2018, follows (in millions):

	Deferred Sales in the Period	Previously Deferred Sales Recognized in the Period	Year-To-Date Change
Deferred costs associated with deferred revenue	$10.6	$(2.7)	$7.9
Deferred revenue	23.3	(2.7)	20.6

On January 11, 2018, the Company entered into a settlement agreement with DOE and the United States government regarding breach of contract claims relating to work performed by the Company under contracts with DOE and subcontracts with DOE contractors. DOE agreed to settle all claims raised as part of and subsequent to the litigation, except with respect to certain claims for pension and postretirement benefits, for a total of $24.0 million and provide a complete close out of all such contracts and subcontracts settled under the settlement agreement without any further audit or review of the Company’s costs or incurred cost submissions. Prior to the settlement, the Company had a receivables balance related to the claims being settled of $14.5 million. In the six months ended June 30, 2018, the Company (a) received $4.7 million from the United States government, (b) applied approximately $19.3 million of advances from the United States government received in prior years against the receivables balance, and (c) recorded additional revenue of $9.5 million.

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

LEU Segment Order Book

The SWU component of LEU is typically bought and sold under long-term contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU Segment (“order book”) extends for more than a decade. The order book represents the Company’s remaining performance obligations under these contracts and includes the Deferred Revenue amounts in the Contract Balances table above.

As of December 31, 2017, the order book was $1.3 billion and approximately 14% of the order book was reported to be at risk due to milestones related to the deployment of the American Centrifuge Plant or due to customer financial conditions. As of June 30, 2018, the order book was $1.3 billion, reflecting completed deliveries and new contracts in the six months ended June 30, 2018. On July 26, 2018, a customer that had filed for bankruptcy court protection in March 2018 signed a new contract with the Company and rejected the existing long-term contract. The rejection of the prior contract and the acceptance of the new contract are subject to court approval. After giving effect to the expected contract rejection and the new contract, the order book will be $1.1 billion, absent the impact of other order activity in the interim, and the specific risks the Company had previously identified to the order book will have been resolved.

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

3. SPECIAL CHARGES

Special charges totaled $0.9 million and $4.7 million in the six months ended June 30, 2018, and 2017, respectively, including advisory costs of $0.1 million and $3.3 million. In both 2017 and 2018, advisory costs related to updating the Company’s information technology systems.

Workforce reductions have resulted from evolving business needs and the completion of the demonstration of American Centrifuge technology at the Company’s facility in Piketon, Ohio. A summary of termination benefit activity and related liabilities follows. Based on current expectations of required employee levels, the remaining balance of $3.3 million related to the Piketon facility is classified in Other Long-Term Liabilities in the condensed consolidated balance sheet and is expected to be paid in the third quarter of 2019.

(in millions)	Liability December 31, 2017	Six Months Ended June 30, 2018		Liability June 30, 2018
		Charges for Termination Benefits	Paid/Settled
Workforce reductions:
Evolving business needs	$0.8	$0.7	$(1.1)	$0.4
Piketon demonstration facility	5.7	0.1	(2.5)	3.3
	$6.5	$0.8	$(3.6)	$3.7

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the unaudited condensed consolidated balance sheet to amounts on the condensed consolidated statement of cash flows (in millions):

	June 30, 2018	December 31, 2017

Cash and cash equivalents	$140.1	$208.8
Restricted cash included in other current assets	16.4	16.3
Restricted cash included in other long-term assets	19.8	19.7
Total cash, cash equivalents and restricted cash	$176.3	$244.8

The following provides additional detail regarding the Company’s restricted cash (in millions):

	June 30, 2018	December 31, 2017
Current assets
Deposits for surety bonds - NRC	$16.2	$16.1
Deposits for financial assurance - other	0.2	0.2
Included in other current assets	$16.4	$16.3

Long-term assets
Deposits for surety bonds - DOE	$13.6	$13.5
Deposits for financial assurance - workers compensation	5.9	5.9
Deposits for financial assurance - other	0.3	0.3
Deposits for financial assurance	$19.8	$19.7

Piketon Facility Obligations and Surety Bonds

Centrus performs engineering and testing work related to the American Centrifuge technology under an agreement with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”). American Centrifuge expenses that are outside of the Company’s contract with UT-Battelle are included in Advanced Technology License and Decommissioning Costs, including ongoing costs for work related to the termination of the license from the U.S. Nuclear Regulatory Commission (“NRC”) and the lease with DOE for the Piketon facility. Centrus commenced with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with NRC requirements in 2016. Most of the D&D work has been completed as of June 30, 2018. The estimated fair value of the remaining costs to complete the D&D work, included in Accounts Payable and Accrued Liabilities on the condensed consolidated balance sheet, is $1.0 million as of June 30, 2018, and December 31, 2017.

Centrus has previously provided financial assurance to the NRC for the D&D work in the form of surety bonds that are fully cash collateralized by Centrus for $16.2 million. Centrus expects to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D obligations and the NRC license for the test facility is terminated.

Centrus leases the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between Centrus and DOE regarding other possible uses for the facility, Centrus is obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. The estimated cost for these lease termination obligations, included in Accounts Payable and Accrued Liabilities on the condensed consolidated balance sheet, is $0.7 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively.

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

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories follow (in millions):

	June 30, 2018			December 31, 2017
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$7.3	$3.8	$3.5	$47.2	$15.0	$32.2
Uranium	92.7	41.3	51.4	105.9	62.9	43.0
	$100.0	$45.1	$54.9	$153.1	$77.9	$75.2

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

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

	June 30, 2018			December 31, 2017

			(in millions)
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$26.4	$28.2	$54.6	$25.9	$28.7
Customer relationships	68.9	17.2	51.7	68.9	14.9	54.0
Total	$123.5	$43.6	$79.9	$123.5	$40.8	$82.7

7. DEBT

A summary of long-term debt follows (in millions):

	Maturity	June 30, 2018	December 31, 2017
8.25% Notes:	Feb. 2027
Principal		$74.3	$74.3
Interest		55.1	58.1
8.25% Notes		129.4	132.4
8% PIK Toggle Notes	Sep. 2019 (a)	32.1	31.3
Subtotal		161.5	163.7
Less deferred issuance costs		0.1	0.1
Total debt		161.4	163.6
Less current portion		6.1	6.1
Long-term debt		$155.3	$157.5

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

8.25% Notes

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As described above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of June 30, 2018, and December 31, 2017, $6.1 million of interest is recorded as current and classified as Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet.

8% PIK Toggle Notes

Interest on the 8% PIK Toggle Notes is payable semi-annually in arrears on March 31 and September 30 based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ended March 31, 2018 and September 30, 2018, the Company elected to pay interest in the form of PIK payments at 5.5% per annum. Financing costs for the issuance of the 8% PIK Toggle Notes were deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 8% PIK Toggle Notes. The 8% PIK Toggle Notes mature on September 20, 2019. However, the maturity date may be extended to September 30, 2024, upon the satisfaction of certain funding conditions.

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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions)

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$140.1	$—	$—	$140.1	$208.8	$—	$—	$208.8
Deferred compensation asset (a)	1.5	—	—	1.5	1.4	—	—	1.4

Liabilities:
Deferred compensation obligation (a)	1.5	—	—	1.5	1.4	—	—	1.4

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

Other Financial Instruments

As of June 30, 2018, and December 31, 2017, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt follow (in millions):

	June 30, 2018			December 31, 2017
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$129.4	(b)	$60.5	$132.4	(b)	$61.7
8% PIK Toggle Notes	32.1		27.0	31.3		25.1
(a) Based on the most recent trading price as of the balance sheet date, which is considered a Level 2 input based on the frequency of trading.

(b)	The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 7, Debt.

9. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit expense (income) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service costs	$0.9	$1.0	$1.7	$1.9
Interest costs	7.2	8.0	14.4	16.1
Expected gains on plan assets	(10.3)	(10.2)	(20.5)	(20.4)
Net periodic benefit income	$(2.2)	$(1.2)	$(4.4)	$(2.4)

The components of net periodic benefit expense for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest costs	$1.5	$1.8	$2.9	$3.6
Amortization of prior service credits	(0.1)	—	(0.1)	(0.1)
Net periodic benefit expense	$1.4	$1.8	$2.8	$3.5

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit expense (income) are reported as Nonoperating Components of Net Periodic Benefit Expense (Income).

10. NET LOSS PER COMMON SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss allocable to common stockholders (in millions)	$(28.1)	$(24.4)	$(55.1)	$(17.8)

Shares in thousands:
Average common shares outstanding - basic	9,118	9,077	9,111	9,070
Potentially dilutive shares related to stock options (a)	—	—	—	—
Average common shares outstanding - diluted	9,118	9,077	9,111	9,070

Net loss per common share (in dollars):
Basic	$(3.08)	$(2.69)	$(6.05)	$(1.96)
Diluted	$(3.08)	$(2.69)	$(6.05)	$(1.96)

(a)
For the three and six months ended June 30, 2018, common stock equivalents of less than 0.1 million shares are excluded from the diluted calculation as a result of the net loss. For the three and six months ended June 30, 2017, common stock equivalents of less than 0.1 million shares are excluded from the diluted calculation as a result of the net loss.

Options outstanding, which are considered anti-dilutive if their exercise price exceeds the average share market price, were less than 0.4 million shares for the three and six months ended June 30, 2018 and less than 0.1 million shares for the three and six months ended June 30, 2017.

11. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

A major supplier of SWU to the Company is the Russian government entity Joint Stock Company “TENEX” (“TENEX”). Under a 2011 agreement with TENEX, as amended, (the “Russian Supply Agreement”), the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU. The Company may reschedule SWU quantities scheduled for purchase through 2022 into the period 2023–2026, in return for the purchase of additional SWU in those years. Depending on the total purchase obligations rescheduled to 2023–2026, the Company may defer certain limited quantities beyond 2026.

The Russian Supply Agreement provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU.  The Company would then have the right to take the unordered SWU in the following year. Pricing terms for SWU under the Russian Supply Agreement are based on a mix of market-related price points and other factors.

Orano

On April 27, 2018, the Company entered into a long-term agreement (the “Orano Supply Agreement”) with Orano Cycle (formerly, AREVA NC) (“Orano”) for the long-term supply to the Company of SWU contained in LEU, nominally commencing in 2023. Under the Agreement, the Company purchases SWU contained in LEU received from Orano, and the Company delivers natural uranium to Orano for the natural uranium feed material component of LEU. The Company may elect to begin to accept deliveries as early as 2021 or to defer the commencement of purchases until 2024 and has the option to extend the six-year purchase period for an additional two (2) years. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year.  The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors, and is subject to certain floors and ceilings. Prices are payable in a combination of dollars and Euros.

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

12.  STOCKHOLDERS’ EQUITY

Series B Preferred Stock

On February 14, 2017, Centrus issued 104,574 shares of Series B Preferred Stock as part of the securities exchange described in Note 7, Debt. The issuance of the Series B Preferred Stock was a non-cash financing transaction. The Series B Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”). The Series B Preferred Stock is recorded on the condensed consolidated balance sheet at fair value less transaction costs, or $4.6 million, as of June 30, 2018, and December 31, 2017.

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

Centrus has not met these criteria for the periods from issuance through June 30, 2018, and has not declared, accrued or paid dividends on the Series B Preferred Stock as of June 30, 2018. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part. As of June 30, 2018, the Series B Preferred Stock has an aggregate liquidation preference of $115.4 million including accumulated dividends of $10.8 million. As of December 31, 2017, the Series B Preferred Stock had an aggregate liquidation preference of $111.5 million, including accumulated dividends of $6.9 million.

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

Shares Outstanding

Changes in the number of shares outstanding follow:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2016	—	7,563,600	1,436,400
Issuance of Preferred Stock	104,574	—	—
Issuance of Class A Common Stock	—	38,751	—
Conversion of Common Stock from Class B to Class A	—	28,018	(28,018)
Balance at June 30, 2017	104,574	7,630,369	1,408,382

Balance at December 31, 2017 and June 30, 2018	104,574	7,632,669	1,406,082

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenue
LEU Segment:
Separative work units	$32.9	$37.9	$50.6	$38.7
Uranium	—	—	3.6	—
	32.9	37.9	54.2	38.7
Contract Services Segment	6.5	6.1	20.9	12.5
Revenue	$39.4	$44.0	$75.1	$51.2

Segment Gross Profit (Loss)
LEU Segment	$(10.0)	$(4.6)	$(23.5)	$(6.5)
Contract Services Segment	(0.7)	(0.1)	7.5	(1.1)
Gross loss	$(10.7)	$(4.7)	$(16.0)	$(7.6)

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

We are working to leverage our unique technical expertise and facilities to support leading companies in the nuclear industry, including supporting development of advanced nuclear reactors and related industries, as well as supporting the U.S. government. Our experience developing, licensing and manufacturing advanced nuclear technologies positions us to provide critical design, engineering, manufacturing and other services to a broad range of potential clients, including those involving sensitive or classified technologies.

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

Our Contract Services Segment reflects our technical, manufacturing and engineering services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company.

SWU and Uranium Sales

Revenue from our LEU Segment accounted for approximately 89% of our total revenue in 2017. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 25% to 45% of revenue from our LEU Segment in recent years. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts.

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

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. Since 2011, market prices for SWU and uranium have significantly declined. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind published price indicators by several years, which means that average prices under contract today exceed current market prices. The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. The following chart summarizes TradeTech’s long-term and spot SWU price indicators, the long-term price for natural uranium hexafluoride (“UF6”), as calculated by Centrus using indicators published in Nuclear Market Review, and TradeTech’s spot price indicator for UF6:

SWU and Uranium Market Price Indicators*
* Source: Nuclear Market Review, a TradeTech publication, www.uranium.com

Our contracts with customers are denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers have historically been denominated in U.S. dollars. On April 27, 2018, we entered into an agreement with Orano Cycle (formerly, AREVA NC) for the long-term supply of SWU. We may elect to begin deliveries as early as 2021. Purchases will be payable in a combination of U.S dollars and Euros and we may be subject to exchange rate risk for the portion of purchases payable in Euros.

On occasion, we will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable.

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

Our government contracts with UT-Battelle provide for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. Our current contract with UT-Battelle which was executed on October 26, 2017, is a fixed price contract for the period from October 1, 2017, through September 30, 2018, that is expected to generate total revenue of approximately $16.0 million upon completion of defined milestones. The ORNL contracts have been funded incrementally. Funding for the program is provided to UT-Battelle by the federal government. Our previous contract with UT-Battelle was for the period from October 1, 2016, through September 30, 2017, and generated revenue of approximately $25.0 million.

American Centrifuge expenses that are outside of our contracts with UT-Battelle are included in Advanced Technology License and Decommissioning Costs on the consolidated statement of operations, including ongoing costs for work related to the termination of the NRC license and DOE lease for the Piketon facility. Centrus commenced the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with NRC requirements in 2016. As of June 30, 2018, most of the D&D work has been completed. The estimated fair value of the remaining costs to complete the D&D work, included in Accounts Payable and Accrued Liabilities on the condensed consolidated balance sheet, is $1.0 million as of June 30, 2018, and December 31, 2017. We anticipate incurring costs of approximately $12 million from the third quarter of 2018 through the second quarter of 2019 to terminate the NRC license and complete the DOE lease turnover activities required to return the facility to DOE when the lease expires in June 2019.

X-energy

On March 26, 2018, we entered into a Services Agreement to Provide Technical and Resource Support, effective March 26, 2018, with X Energy, LLC (“X-energy”). Under the terms of the services agreement, we will provide (i) technical and resource support to X-energy for criticality safety evaluation of processing equipment, design of fresh fuel transport packages, and conceptual mock-up of a nuclear fuel production facility and (ii) non-cash in-kind contributions to X-energy subject to a cooperative agreement between X-energy and the United States government. The technical and resource support provided by us to X-energy will be performed pursuant to separate task orders issued under and pursuant to the services agreement.

The initial task orders run through December 31, 2018. The awarding of any additional task orders to us will be dependent upon the receipt of additional funding.

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

Site Services Work

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth and Paducah gaseous diffusion plants. On January 11, 2018, we entered into a settlement agreement with DOE and the United States government regarding breach of contract claims relating to this work. Refer to Note 2, Revenue Recognition and Contracts with Customers.

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

2018 Outlook

We anticipate SWU and uranium revenue in 2018 in a range of $150 million to $175 million, reflecting a decline in average sales prices compared to 2017 as more sales are made under contracts that reflect more recent market conditions. We anticipate total revenue in a range of $175 million to $200 million. Consistent with prior years, revenue continues to be most heavily weighted to the fourth quarter; we expect nearly one-half of our 2018 revenue to be generated in the fourth quarter. We expect to end 2018 with a cash and cash equivalents balance in a range of $100 million to $125 million. The anticipated decrease in cash and cash equivalents in 2018 is driven by the expected timing of purchases under supply agreements and an increase in required cash contributions to our postretirement benefit plans.

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

Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
LEU Segment
Revenue:
SWU revenue	$32.9	$37.9	$(5.0)	(13)%
Uranium revenue	—	—	—	–
Total	32.9	37.9	(5.0)	(13)%
Cost of sales	42.9	42.5	(0.4)	(1)%
Gross loss	$(10.0)	$(4.6)	$(5.4)

Contract Services Segment
Revenue	$6.5	$6.1	$0.4	7%
Cost of sales	7.2	6.2	(1.0)	(16)%
Gross loss	$(0.7)	$(0.1)	$(0.6)

Total
Revenue	$39.4	$44.0	$(4.6)	(10)%
Cost of sales	50.1	48.7	(1.4)	(3)%
Gross loss	$(10.7)	$(4.7)	$(6.0)

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
LEU Segment
Revenue:
SWU revenue	$50.6	$38.7	$11.9	31%
Uranium revenue	3.6	—	3.6	–
Total	54.2	38.7	15.5	40%
Cost of sales	77.7	45.2	(32.5)	(72)%
Gross loss	$(23.5)	$(6.5)	$(17.0)

Contract Services Segment
Revenue	$20.9	$12.5	$8.4	67%
Cost of sales	13.4	13.6	0.2	1%
Gross profit (loss)	$7.5	$(1.1)	$8.6

Total
Revenue	$75.1	$51.2	$23.9	47%
Cost of sales	91.1	58.8	(32.3)	(55)%
Gross loss	$(16.0)	$(7.6)	$(8.4)

Revenue

Revenue from the LEU Segment declined $5.0 million in the three months and increased $15.5 million in the six months ended June 30, 2018, compared to the corresponding periods in 2017. The volume of SWU sales increased 18% in the three-month period and 97% in the six-month period ended June 30, 2018, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU declined 26% in the three-month period and 34% in the six-month period ended June 30, 2018, reflecting the particular contracts under which SWU were sold during the periods and the trend of lower SWU market prices in recent years.

Revenue from the Contract Services Segment increased $0.4 million in the three months and $8.4 million in the six months ended June 30, 2018, compared to the corresponding periods in 2017, reflecting services provided under the X-energy contract beginning in the second quarter of 2018, partially offset by the reduced scope of work under the contract with UT-Battelle in the current periods. The increase in the six-month period also reflects $9.5 million of revenue related to the January 2018 settlement with DOE related to past work performed.

Cost of Sales

Cost of sales for the LEU Segment increased $0.4 million in the three months and $32.5 million in the six months ended June 30, 2018, compared to the corresponding period in 2017, due to the increases in sales volumes partially offset by declines in the average cost of sales per SWU.

Cost of sales is affected by sales volumes, unit costs of inventory, and direct charges to cost of sales such as legacy costs related to former GDP employees. Refer to Impact of Legacy Costs below. The average cost of sales per SWU declined approximately 15% in the six months ended June 30, 2018, or 13% excluding legacy costs, reflecting declines in our purchase costs per SWU in recent periods. We anticipate our average cost of sales per SWU from our diverse sources of supply will decline in 2019 and subsequent years.

Cost of sales for the Contract Services Segment increased $1.0 million in the three months and declined $0.2 million in the six months ended June 30, 2018, compared to the corresponding periods in 2017, reflecting services provided under the X-energy contract beginning in the second quarter of 2018, and the reduced scope of work under the contract with UT-Battelle over the current six-month period.

Gross Loss

We realized a gross loss of $10.7 million in the three months ended June 30, 2018, an increase of $6.0 million compared to the gross loss of $4.7 million in the corresponding period in 2017. In the six months ended June 30, 2018, we realized a gross loss of $16.0 million, an increase of $8.4 million compared to the gross loss of $7.6 million in the corresponding period in 2017. Excluding the $9.5 million of revenue in the current period from the January 2018 settlement with DOE related to past work performed, the gross loss in the six months ended June 30, 2018, was $25.5 million.

The gross loss for the LEU Segment in the three months ended June 30, 2018, was $10.0 million, an increase of $5.4 million compared to the gross loss of $4.6 million in the corresponding period in 2017. In the six months ended June 30, 2018, the gross loss for the LEU Segment was $23.5 million, an increase of $17.0 million compared to the gross loss of $6.5 million in the corresponding period in 2017. The particular SWU sales in the three and six months ended June 30, 2018, reflect a greater concentration of sales made under contracts that reflect lower prices under more recent market conditions.

For the Contract Services Segment, we realized a gross loss of $0.7 million in the three months ended June 30, 2018, compared to a gross loss of $0.1 million in the corresponding period in 2017. We realized a gross profit of $7.5 million in the six months ended June 30, 2018, including $9.5 million of revenue from the January 2018 settlement with DOE, compared to a gross loss of $1.1 million in the corresponding period in 2017. Gross losses are due to costs incurred which are greater than the revenue under the contracts with UT-Battelle and X-energy.

Impact of Legacy Costs

We ceased uranium enrichment at the Portsmouth GDP in 2001 and the Paducah GDP in 2013. Included in cost of sales are costs related to benefits for former GDP employees. These legacy costs are distinct from our current costs of acquiring SWU and uranium for sale. The following table presents the impact of legacy costs on gross profit for the LEU Segment (dollar amounts in millions):

	Six Months Ended June 30,
	2018	2017
LEU Segment (GAAP)
Gross loss	$(23.5)	$(6.5)
Gross margin	(43.4)%	(16.8)%

Legacy costs included in cost of sales:
Pension and postretirement health and life benefits	$1.5	$1.7
Disability obligations and other	0.3	(0.1)
Legacy costs	$1.8	$1.6

LEU Segment excluding legacy costs (non-GAAP)
Gross loss excluding legacy costs	$(21.7)	$(4.9)
Gross margin excluding legacy costs	(40.0)%	(12.7)%

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

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Gross loss	$(10.7)	$(4.7)	$(6.0)	(128)%
Advanced technology license and decommissioning costs	5.4	4.4	(1.0)	(23)%
Selling, general and administrative	9.7	9.7	—	—%
Amortization of intangible assets	1.5	2.0	0.5	25%
Special charges for workforce reductions and advisory costs	0.3	2.3	2.0	87%
Gains on sales of assets	(0.2)	(0.7)	(0.5)	(71)%
Operating loss	(27.4)	(22.4)	(5.0)	(22)%
Nonoperating components of net periodic benefit expense (income)	(1.7)	(0.4)	1.3	325%
Interest expense	1.0	0.7	(0.3)	(43)%
Investment income	(0.6)	(0.3)	0.3	100%
Loss before income taxes	(26.1)	(22.4)	(3.7)	(17)%
Income tax benefit	—	—	—	—
Net loss	(26.1)	(22.4)	(3.7)	(17)%
Preferred stock dividends - undeclared and cumulative	2.0	2.0	—	—%
Net loss allocable to common stockholders	$(28.1)	$(24.4)	$(3.7)	(15)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Gross loss	$(16.0)	(7.6)	$(8.4)	(111)%
Advanced technology license and decommissioning costs	13.4	10.5	(2.9)	(28)%
Selling, general and administrative	20.9	22.1	1.2	5%
Amortization of intangible assets	2.8	3.2	0.4	13%
Special charges for workforce reductions and advisory costs	0.9	4.7	3.8	81%
Gains on sales of assets	(0.3)	(1.7)	(1.4)	(82)%
Operating loss	(53.7)	(46.4)	(7.3)	(16)%
Gain on early extinguishment of debt	—	(33.6)	(33.6)	(100)%
Nonoperating components of net periodic benefit expense (income)	(3.3)	(0.8)	2.5	313%
Interest expense	2.0	3.6	1.6	44%
Investment income	(1.2)	(0.6)	0.6	100%
Loss before income taxes	(51.2)	(15.0)	(36.2)	(241)%
Income tax benefit	(0.1)	(0.2)	(0.1)	(50)%
Net loss	(51.1)	(14.8)	(36.3)	(245)%
Preferred stock dividends - undeclared and cumulative	4.0	3.0	(1.0)	33%
Net loss allocable to common stockholders	$(55.1)	$(17.8)	$(37.3)	(210)%

Advanced Technology License and Decommissioning Costs

Advanced technology license and decommissioning costs consist of American Centrifuge expenses that are outside of our customer contracts in the Contract Services Segment, including ongoing costs for work at the Piketon facility. Costs increased $1.0 million (or 23%) in the three months and $2.9 million (or 28%) in the six months ended June 30, 2018, compared to the corresponding periods in 2017. In the current periods, efforts at the Piketon facility were focused on NRC license termination and DOE lease turnover activities and the related costs were charged to expense. In the prior period, efforts were primarily focused on decontamination and decommissioning (“D&D”) of the Piketon facility and the related costs were recorded as a reduction of the D&D liability. In addition, a greater allocation of Piketon facility costs was charged to advanced technology license and decommissioning costs in the current periods following the relocation of certain corporate functions from the Piketon facility.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were unchanged in the three months and decreased $1.2 million (or 5%) in the six months ended June 30, 2018, compared to the corresponding periods in 2017. Overhead allocated to SG&A expenses declined $0.9 million in the three months and $1.5 million in the six months ended June 30, 2018, following the relocation of certain corporate functions from the Piketon facility. Compensation and benefits declined $0.2 million in the three-month period and $0.4 million in the six-month period. Consulting costs increased $0.9 million in the three-month period and $0.6 million in the six-month period, primarily for work related to business development.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which declined in the three and six months ended June 30, 2018, compared to the corresponding periods in 2017. The intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions and Advisory Costs

Special charges declined $2.0 million (or 87%) in the three months and $3.8 million (or 81%) in the six months ended June 30, 2018, compared to the corresponding periods in 2017. Special charges in the six months ended June 30, 2018, and 2017, consisted of estimated employee termination benefits of $0.8 million and $1.4 million and advisory costs of $0.1 million and $3.3 million, respectively. Advisory costs related to updating the Company’s information technology systems.

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

Nonoperating Components of Net Periodic Benefit Expense (Income)

Effective January 1, 2018, a new accounting standard requires components of retirement benefit expense/income other than service cost to be presented below the subtotal for operating income (loss). The increases in nonoperating components of net periodic benefit income for the three and six months ended June 30, 2018, reflect a decline in market interest rates used to measure retirement benefit obligations on a present value basis, compared to the corresponding periods in 2017. For the three and six months ended June 30, 2017, $0.4 million and $0.8 million of income was reclassified from Cost of Sales of the LEU Segment to conform with the current presentation.

Interest Expense

Interest expense increased $0.3 million (or 43%) in the three months and decreased $1.6 million (or 44%) in the six months ended June 30, 2018, compared to the corresponding periods in 2017. The decline for the six-month period was the result of the early extinguishment of 87% of the outstanding principal amount of the 8% PIK Toggle Notes on February 14, 2017. No interest expense is recognized on the 8.25% Notes as described in Note 7, Debt, of the unaudited condensed consolidated financial statements.

Income Tax Benefit

The income tax benefit was $0 and $0.1 million in the three and six months ended June 30, 2018. The income tax benefit was $0 and $0.2 million in the three and six months ended June 30, 2017. The income tax benefit in both six-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Loss

Our net loss was $26.1 million in the three months ended June 30, 2018, compared to a net loss of $22.4 million in the three months ended June 30, 2017. The unfavorable variance of $3.7 million was impacted by a $6.0 million increase in the gross loss, partially offset by a $2.0 million decline in special charges and a $1.3 million increase in net periodic benefit income.

Our net loss was $51.1 million in the six months ended June 30, 2018, compared to net loss of $14.8 million in the six months ended June 30, 2017. The net loss for the six months ended June 30, 2017, included the non-recurring gain on early extinguishment of debt of $33.6 million. Additionally, the unfavorable variance of $36.3 million was impacted by a $8.4 million increase in the gross loss ($17.9 million excluding the settlement with DOE), partially offset by a $3.8 million decline in special charges and a $2.5 million increase in net periodic benefit income.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the three and six months ended June 30, 2018, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended the second quarter of 2018 with a consolidated cash balance of $140.1 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, our operations and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

In February 2016, Centrus completed a successful three-year demonstration of the American Centrifuge technology at its facility in Piketon, Ohio. U.S. government funding for American Centrifuge since October 2015 is now limited to research and development work at our facilities in Oak Ridge, Tennessee. As a result of reduced program funding, workforce reductions commenced in the fourth quarter of 2015 and, as of June 30, 2018, we expect to make payments of $3.3 million for remaining workforce reductions in the third quarter of 2019. In the event that funding by the U.S. government is further reduced or discontinued, the American Centrifuge project may be subject to further demobilization, costs, delays and termination. Any such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

The D&D of the Piketon facility was substantially complete as of June 30, 2018, with remaining estimated costs of $1.0 million. We have previously provided financial assurance to the NRC for the D&D work in the form of surety bonds that are fully cash collateralized by us for $16.2 million. We expect to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its D&D obligations and the NRC license for the test facility is terminated.

We lease the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between us and DOE regarding other possible uses for the facility, we are obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to us (other than due to normal wear and tear). We estimate the cost for these lease termination obligations to be $0.7 million as of June 30, 2018. We have previously provided financial assurance to DOE for the lease obligations in the form of surety bonds that are fully cash collateralized by us for $13.6 million. We expect to receive cash when surety bonds are reduced and/or cancelled as the Company fulfills its lease termination obligations.

We anticipate incurring costs of approximately $12 million from the third quarter of 2018 through the second quarter of 2019 to terminate the NRC license and complete the DOE lease turnover activities required to return the facility to DOE when the lease expires in June 2019. If costs to terminate the NRC license or complete the DOE lease turnover activities are greater than our estimates then such increased costs could have an adverse impact on our results of operations and liquidity.

The change in cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2018	2017
Cash used in operating activities	$(65.7)	$(78.0)
Cash provided by investing activities	0.2	1.6
Cash used in financing activities	(3.0)	(36.6)
Decrease in cash and cash equivalents	$(68.5)	$(113.0)

Operating Activities

The net reduction of $59.9 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the six months ended June 30, 2018. The operating loss of $53.7 million in the six months ended June 30, 2018, net of non-cash expenses, was a use of cash. Sources of cash included the net reduction in receivables from utility customers of $18.9 million.

In the corresponding period in 2017, the net reduction of $39.7 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the six months ended June 30, 2017. Other uses of cash were reflected in the reduction of accounts payable and other liabilities of $24.7 million and SG&A expenses of $22.1 million. The net decline of $42.7 million in inventories had yet to be fully monetized as indicated by the net increase of $40.9 million in receivables from utility customers resulting from sales in June 2017.

Investing Activities

There were no significant capital expenditures in the six months ended June 30, 2018 and 2017. Sales of unneeded assets and property yielded net proceeds of $0.3 million and $1.7 million in the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

In the six months ended June 30, 2018, the $3.0 million payment of interest classified as debt is classified as a financing activity. Refer to Note 7, Debt, of the unaudited condensed consolidated financial statements regarding the accounting for the 8.25% Notes.

In February 2017, Centrus exchanged $204.9 million principal amount of the Company’s 8% PIK Toggle Notes for $74.3 million principal amount of 8.25% Notes, 104,574 shares of Series B Preferred Stock and $27.6 million of cash. Refer to Note 7, Debt of the unaudited condensed consolidated financial statements.

Working Capital

	June 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$140.1	$208.8
Accounts receivable	27.9	60.2
Inventories, net	54.9	75.2
Other current assets and liabilities, net	(108.6)	(180.7)
Working capital	$114.3	$163.5

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

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the Liquidation Preference. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent dividends are declared by the Board and certain criteria are met. We have not met these criteria for the periods from issuance through June 30, 2018, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of June 30, 2018. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 12, Stockholders’ Equity of the unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, there were no material off-balance sheet arrangements at June 30, 2018, or December 31, 2017.

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

As of June 30, 2018, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded, as of June 30, 2018, that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

10.47
Purchase and Sale Agreement dated April 27, 2018 between Orano Cycle and United States Enrichment Corporation (Certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed in interactive data file (XBRL) format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Centrus Energy Corp.

Date:	August 9, 2018	By:	/s/ Marian K. Davis
Marian K. Davis
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)