Form 10-Q
period 2018-09-30
CENTRUS ENERGY CORP
filed 2018-11-08
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14287
Centrus Energy Corp.

Delaware	52-2107911
(State of incorporation)	(I.R.S. Employer Identification No.)

6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817
(301) 564-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒    No ☐

As of November 1, 2018, there were 7,632,669 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 1,406,082 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include risks: related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) maturing in September 2019, our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock, including the potential termination of the guarantee by our principal subsidiary United States Enrichment Corporation of the 8% PIK Toggle Notes; risks related to the use of our net operating losses (“NOLs”) and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our Class A Common Stock on the NYSE American LLC (the “NYSE American”); risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government entity Joint Stock Company “TENEX” (“TENEX”) under a commercial supply agreement with TENEX and deliveries under a long-term supply agreement with Orano

Cycle; risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks associated with our reliance on third-party suppliers to provide essential services to us; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions that may be taken by the U.S. government, the Russian government or other governments that could affect our ability to perform or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements; the impact of government regulation including by the U.S. Department of Energy and the U.S. Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for the American Centrifuge project and our ability to obtain and/or perform under our future agreements with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), for continued research and development of the American Centrifuge technology; the potential for further demobilization or termination of the American Centrifuge project; risks related to the current demobilization of portions of the American Centrifuge project, including risks that the schedule could be delayed and costs could be higher than expected; failures or security breaches of our information technology systems; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; revenue and operating results can fluctuate significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including under Part 1. Item1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should be not be relied upon as a predictor of actual results. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q, except as required by law.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$124.9	$208.8
Accounts receivable	2.5	60.2
Inventories	129.4	153.1
Deferred costs associated with deferred revenue	122.7	122.3
Deposits for financial assurance	30.2	16.3
Other current assets	6.9	6.2
Total current assets	416.6	566.9
Property, plant and equipment, net of accumulated depreciation of $1.5 as of September 30, 2018 and $1.9 as of December 31, 2017	4.4	4.9
Deposits for financial assurance	6.2	19.7
Intangible assets, net	78.1	82.7
Other long-term assets	0.7	1.1
Total assets	$506.0	$675.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$46.9	$48.2
Payables under SWU purchase agreements	14.6	79.4
Inventories owed to customers and suppliers	70.2	77.9
Deferred revenue and advances from customers	175.6	191.8
Current debt	39.1	6.1
Total current liabilities	346.4	403.4
Long-term debt	120.2	157.5
Postretirement health and life benefit obligations	150.9	154.2
Pension benefit liabilities	143.5	161.6
Advances from customers	14.5	—
Other long-term liabilities	8.0	17.5
Total liabilities	783.5	894.2
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $117.4 as of September 30, 2018 and $111.5 as of December 31, 2017	4.6	4.6
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 7,632,669 shares issued and outstanding as of September 30, 2018 and December 31, 2017	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 1,406,082 shares issued and outstanding as of September 30, 2018 and December 31, 2017	0.1	0.1
Excess of capital over par value	60.3	60.0
Accumulated deficit	(343.3)	(284.5)
Accumulated other comprehensive income, net of tax	—	0.1
Total stockholders’ deficit	(277.5)	(218.9)
Total liabilities and stockholders’ deficit	$506.0	$675.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Separative work units	$17.6	$43.5	$68.2	$82.2
Uranium	11.3	—	14.9	—
Contract services	5.2	6.8	26.1	19.3
Total revenue	34.1	50.3	109.2	101.5
Cost of Sales:
Separative work units and uranium	20.9	32.7	98.6	77.9
Contract services	5.4	6.3	18.8	19.9
Total cost of sales	26.3	39.0	117.4	97.8
Gross profit (loss)	7.8	11.3	(8.2)	3.7
Advanced technology license and decommissioning costs	5.8	4.5	19.2	15.0
Selling, general and administrative	8.8	11.0	29.7	33.1
Amortization of intangible assets	1.7	2.5	4.5	5.7
Special charges for workforce reductions and advisory costs	0.6	2.4	1.5	7.1
Gains on sales of assets	—	(0.6)	(0.3)	(2.3)
Operating loss	(9.1)	(8.5)	(62.8)	(54.9)
Gain on early extinguishment of debt	—	—	—	(33.6)
Nonoperating components of net periodic benefit expense (income)	(1.6)	(0.3)	(4.9)	(1.1)
Interest expense	1.0	0.7	3.0	4.3
Investment income	(0.7)	(0.4)	(1.9)	(1.0)
Loss before income taxes	(7.8)	(8.5)	(59.0)	(23.5)
Income tax benefit	—	—	(0.1)	(0.2)
Net loss	(7.8)	(8.5)	(58.9)	(23.3)
Preferred stock dividends - undeclared and cumulative	1.9	2.0	5.9	5.0
Net loss allocable to common stockholders	$(9.7)	$(10.5)	$(64.8)	$(28.3)

Net loss per common share - basic and diluted	$(1.06)	$(1.15)	$(7.11)	$(3.12)
Average number of common shares outstanding - basic and diluted (in thousands)	9,133	9,103	9,118	9,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7.8)	$(8.5)	$(58.9)	$(23.3)
Other comprehensive loss, before tax (Note 12):
Amortization of prior service credits, net	—	—	(0.1)	(0.1)
Other comprehensive loss, before tax	—	—	(0.1)	(0.1)
Income tax benefit related to items of other comprehensive income	—	—	—	—
Other comprehensive loss, net of tax benefit	—	—	(0.1)	(0.1)
Comprehensive loss	$(7.8)	$(8.5)	$(59.0)	$(23.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net loss	$(58.9)	$(23.3)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5.1	6.6
PIK interest on paid-in-kind toggle notes	1.2	1.2
Gain on early extinguishment of debt	—	(33.6)
Gain on sales of assets	(0.3)	(2.3)
Changes in operating assets and liabilities:
Accounts receivable	57.6	14.5
Inventories, net	30.6	17.9
Payables under SWU purchase agreements	(64.8)	(42.3)
Deferred revenue, net of deferred costs	(16.7)	2.9
Accounts payable and other liabilities	(1.4)	(20.1)
Pension and postretirement liabilities	(21.3)	(6.2)
Other, net	(8.8)	(1.9)
Cash used in operating activities	(77.7)	(86.6)

Investing Activities:
Capital expenditures	(0.1)	(0.3)
Proceeds from sales of assets	0.4	2.1
Cash provided by investing activities	0.3	1.8

Financing Activities:
Payment of interest classified as debt	(6.1)	(3.4)
Repurchase of debt	—	(27.6)
Payment of securities transaction costs	—	(9.0)
Cash used in financing activities	(6.1)	(40.0)

Decrease in cash, cash equivalents and restricted cash	(83.5)	(124.8)
Cash, cash equivalents and restricted cash, beginning of period (1)	244.8	296.7
Cash, cash equivalents and restricted cash, end of period (1)	$161.3	$171.9

Supplemental cash flow information:
Interest paid in cash	$0.8	$4.2
Non-cash activities:
Conversion of interest payable-in-kind to debt	$1.7	$0.4
Exchange of debt for Series B preferred stock	$—	$4.6
_______________

(1) Refer to Note 4, Cash, Cash Equivalents and Restricted Cash.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2016	$—	$0.8	$0.1	$59.5	$(296.7)	$0.2	$(236.1)
Net loss	—	—	—	—	(23.3)	—	(23.3)
Issuance of preferred stock	4.6	—	—	—	—	—	4.6
Other comprehensive loss, net of tax benefit (Note 12)	—	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.3	—	—	0.3
Balance at September 30, 2017	$4.6	$0.8	$0.1	$59.8	$(320.0)	$0.1	$(254.6)

Balance at December 31, 2017	$4.6	$0.8	$0.1	$60.0	$(284.5)	$0.1	$(218.9)
Adoption of ASC 606 as of January 1, 2018 (Note 1)	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	(58.9)	—	(58.9)
Other comprehensive loss, net of tax benefit (Note 12)	—	—	—	—	—	(0.1)	(0.1)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.3	—	—	0.3
Balance at September 30, 2018	$4.6	$0.8	$0.1	$60.3	$(343.3)	$—	$(277.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary United States Enrichment Corporation and its other subsidiaries, as of September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2017, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated.

Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2017.

Correction of Error

In the second quarter of 2018, Management identified a classification error for $0.3 million of costs that had been previously included in Cost of Sales for the Contract Services Segment in the condensed consolidated statement of operations for the three months ended March 31, 2018. These costs are now included in Advanced Technology License and Decommissioning Costs in the condensed consolidated statement of operations for the nine months ended September 30, 2018. The Company considered quantitative and qualitative factors in assessing the materiality of the classification error and determined that the classification error was not material. This revision had no impact to the Company’s net loss for the three months ended March 31, 2018 or the nine months ended September 30, 2018.

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

The following table summarizes the impact of adopting ASC 606 on revenue and net loss for the three and nine months ended September 30, 2018 (in millions):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Under Previous Accounting	Effect of Adoption	As Reported	Under Previous Accounting	Effect of Adoption
Revenue	$34.1	$32.2	$1.9	$109.2	$109.3	$(0.1)
Net loss	(7.8)	(9.7)	1.9	(58.9)	(58.8)	(0.1)

The effect of adoption for the nine months ended September 30, 2018, includes the opening balance adjustment of $0.1 million.

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

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	Current Presentation	As Previously Reported	Adjustments	Current Presentation
Cost of sales - separative work units and uranium	$32.4	$0.3	$32.7	$76.8	$1.1	$77.9
Nonoperating components of net periodic benefit expense (income)	—	(0.3)	(0.3)	—	(1.1)	(1.1)

Refer to Note 9, Pension and Postretirement Benefits, for additional information.

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

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	Current Presentation
Cash used in operating activities	$(95.6)	$9.0	$(86.6)
Cash used in financing activities	(31.0)	(9.0)	(40.0)

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, requiring the recognition of the current and deferred income taxes resulting from an intra-entity transfer of assets other than inventory when the transfer occurs. The Company adopted the new standard on January 1, 2018, on a modified retrospective basis. The adoption of ASU 2016-16 did not have a material impact on our consolidated financial statements, including the cumulative effect adjustment required upon adoption.

Accounting Standards Effective in Future Periods

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either financing or operating, with classification affecting expense recognition in the statement of operations. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The new guidance, as amended in July 2018 by ASU 2018-11,  Leases (Topic 842): Targeted Improvements, requires a transition adoption election using either 1) a modified retrospective approach with periods prior to the adoption date being recast or 2) a prospective adoption approach with a cumulative-effect adjustment recognized to the opening balance of retained earnings on the adoption date with prior periods not recast. The Company is finalizing its evaluation of lease arrangements. In the Company’s most recent Annual Report on Form 10-K, the Company reported undiscounted operating lease obligations of approximately $13 million as of December 31, 2017. The Company anticipates adopting this standard on January 1, 2019, using the prospective adoption approach.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for employers that sponsor defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The standard is to be applied on a retrospective basis to all periods presented and early adoption is permitted. The Company is evaluating the effect that the provisions of ASU 2018-14 will have on its consolidated financial statements.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to the Consolidated Financial Statements contained in the Company’s 2017 Annual Report on Form 10-K. Updates to those policies as a result of the adoption of ASC 606 have been included in Note 2, Revenue Recognition and Contracts with Customers.

2. REVENUE RECOGNITION AND CONTRACTS WITH CUSTOMERS

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method as applied to customer contracts that were not completed as of the adoption date. As a result, financial information for reporting periods beginning on or after January 1, 2018, are presented under ASC 606, while comparative financial information has not been adjusted and continues to be reported in accordance with the Company’s historical accounting policy for revenue recognition prior to the adoption of ASC 606. There was no material impact of adopting ASC 606 for sales under the LEU Segment. For sales under the Contract Services Segment, revenue is now primarily recognized using a cost-to-cost method to measure the transfer of control of contract services to the customer.

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

Revenue for the Company’s LEU Segment is derived from sales of the separative work units (“SWU”) component of low-enriched uranium (“LEU”), from sales of both the SWU and uranium components of LEU, and from sales of uranium. Contracts with customers are primarily long-term, fixed-commitment contracts under which its customers are obligated to purchase a specified quantity of the SWU component of LEU or the SWU and uranium components of LEU. The Company’s contracts for natural uranium are generally shorter-term, fixed- commitment contracts.

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

On occasion, the Company will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception or as the quantity of uranium is finalized, if variable. In the second quarter of 2018, the Company received uranium valued at $14.5 million from a customer that elected to defer a SWU purchase obligation for a period greater than one year. Under the contract, the customer has not received title to SWU or LEU product from the Company. The Company’s contract liability to the customer is classified as Advances from Customers, a noncurrent liability.

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

Revenue for the Contract Services Segment, principally representing engineering and testing activities performed by the Company as well as technical and resource support, is recognized over the contractual period as services are rendered. The contract services segment also includes limited services provided by Centrus to the U.S. Department of Energy (“DOE”) and its contractors at the Portsmouth site related to facilities the Company leases from DOE. In the nine months ended September 30, 2018, revenue for the contract services segment included $9.5 million under a January 2018 settlement agreement with DOE and the U.S. government. Refer below to Contract Balances for additional details.

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

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$0.3	$26.2	$54.3	$37.1
Europe	28.6	17.3	28.7	17.4
Asia	—	—	0.1	27.7
Revenue - SWU and uranium	$28.9	$43.5	$83.1	$82.2

Refer to Note 13, Segment Information, for disaggregation of revenue by segment. Disaggregation by end-market is provided in Note 13 and the condensed consolidated statement of operations. SWU and uranium sales are made primarily to electric utility customers. Contract services revenue results primarily from services provided to government contractors and, in the first quarter of 2018, the settlement with DOE and the U.S. government. SWU and uranium revenue is recognized at point of sale and contract services revenue is generally recognized over time.

Contract Balances

The following table represents changes in our contract assets and contract liabilities balances (in millions):

	September 30, 2018	January 1, 2018	Year-To-Date Change
Contract assets
Accounts receivable:
Billed	$2.5	$60.2	$(57.7)
Unbilled contract revenue	—	0.1	(0.1)
Accounts receivable	$2.5	$60.3	$(57.8)

Deferred costs associated with deferred revenue	$122.7	$122.3	$0.4

Contract liabilities
Deferred revenue and advances from customers - current:
Deferred revenue	$175.6	$172.5	$3.1
Advances from customers	—	19.3	(19.3)
Deferred revenue and advances from customers - current	$175.6	$191.8	$(16.2)

Advances from customers - noncurrent	$14.5	$—	$14.5

Deferred cost and deferred revenue activity in the nine months ended September 30, 2018, follows (in millions):

	Deferred Sales in the Period	Previously Deferred Sales Recognized in the Period	Year-To-Date Change
Deferred costs associated with deferred revenue	$10.6	$(10.2)	$0.4
Deferred revenue	23.3	(20.2)	3.1

On January 11, 2018, the Company entered into a settlement agreement with DOE and the U.S. government regarding breach of contract claims relating to work performed by the Company under contracts with DOE and subcontracts with DOE contractors. DOE agreed to settle all claims raised as part of and subsequent to the litigation, except with respect to certain claims for pension and postretirement benefits, for a total of $24.0 million and provide a complete close out of all such contracts and subcontracts settled under the settlement agreement without any further audit or review of the Company’s costs or incurred cost submissions. Prior to the settlement, the Company had a receivables balance related to the claims being settled of $14.5 million. In the nine months ended September 30, 2018, the Company (a) received $4.7 million from the U.S. government, (b) applied approximately $19.3 million of advances from the U.S. government received in prior years against the receivables balance, and (c) recorded additional revenue of $9.5 million.

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

LEU Segment Order Book

The SWU component of LEU is typically bought and sold under long-term contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU Segment (“order book”) extends for more than a decade. The order book represents the Company’s remaining performance obligations under these contracts and includes the Deferred Revenue amounts in the Contract Balances table above. The order book was $1.1 billion as of September 30, 2018, compared to $1.3 billion at December 31, 2017, reflecting completed deliveries and new contracts signed in the nine months ended September 30, 2018, and a rejection of a contract by a customer in bankruptcy proceedings. No other adjustments were required to the Company’s condensed consolidated financial statements as a result of the contract rejection. Refer to Note 14, Subsequent Event, for additional information regarding the customer and claims filed by the Company.

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

3. SPECIAL CHARGES

Special charges totaled $1.5 million and $7.1 million for the nine months ended September 30, 2018, and 2017, respectively, including advisory costs of $0.1 million and $5.0 million. In 2018 and 2017, advisory costs related to updating the Company’s information technology systems.

Workforce reductions have resulted from evolving business needs and the completion of the demonstration of American Centrifuge technology at the Company’s facility in Piketon, Ohio. Without mutual agreement between Centrus and DOE regarding other possible uses for the Piketon facility, the remaining balance of termination benefits of $3.2 million related to the Piketon facility is expected to be paid in the third quarter of 2019 and is classified in Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet. A summary of termination benefit activity and related liabilities follows (in millions):

	Liability December 31, 2017	Nine Months Ended September 30, 2018		Liability September 30, 2018
		Charges for Termination Benefits	Paid/Settled
Workforce reductions:
Evolving business needs	$0.8	$1.3	$(1.5)	$0.6
Piketon demonstration facility	5.7	0.1	(2.6)	3.2
Total	$6.5	$1.4	$(4.1)	$3.8

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the unaudited condensed consolidated balance sheet to amounts on the condensed consolidated statement of cash flows (in millions):

	September 30, 2018	December 31, 2017

Cash and cash equivalents	$124.9	$208.8
Deposits for financial assurance - current	30.2	16.3
Deposits for financial assurance - noncurrent	6.2	19.7
Total cash, cash equivalents and restricted cash	$161.3	$244.8

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	September 30, 2018		December 31, 2017
	Current	Long-Term	Current	Long-Term
NRC license	$16.3	$—	$16.1	$—
DOE lease	13.7	—	—	13.5
Workers compensation	—	5.9	—	5.9
Other	0.2	0.3	0.2	0.3
Total deposits for financial assurance	$30.2	$6.2	$16.3	$19.7

Piketon Facility Obligations and Surety Bonds

Centrus commenced with the decontamination and decommissioning (“D&D”) of the Piketon facility in accordance with the U.S. Nuclear Regulatory Commission (“NRC”) license requirements in 2016. Centrus has previously provided financial assurance to the NRC for the D&D work in the form of surety bonds that are fully cash collateralized by Centrus for $16.3 million. Centrus believes the D&D work required for elimination of financial assurance under NRC license requirements has been completed and is working with the NRC to have the surety bonds cancelled, which would permit the Company to receive the cash collateral.

Centrus leases the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between Centrus and DOE regarding other possible uses for the facility, Centrus is obligated to return the facility to DOE in a condition that meets NRC license requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. The estimated cost for these lease termination obligations, included in Accounts Payable and Accrued Liabilities on the condensed consolidated balance sheet, is $1.6 million and $1.8 million as of September 30, 2018 and December 31, 2017, respectively. Centrus has previously provided financial assurance to DOE for the lease turnover obligations in the form of surety bonds that are fully cash collateralized by Centrus for $13.7 million. Centrus expects to receive cash when these surety bonds are reduced and/or cancelled as the Company fulfills its lease turnover obligations.

Financial Assurance for Workers’ Compensation

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with the state requirements in the form of a surety bond and a letter of credit that are fully cash collateralized by Centrus for $5.9 million. The surety bond and letter of credit will be cancelled, and the Company expects to receive cash when each state determines the Company has no further workers’ compensation obligations.

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories follow (in millions):

	September 30, 2018			December 31, 2017
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$31.2	$4.7	$26.5	$47.2	$15.0	$32.2
Uranium	98.2	65.5	32.7	105.9	62.9	43.0
Total	$129.4	$70.2	$59.2	$153.1	$77.9	$75.2

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

6. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014, and reflect the conditions at that time. The intangible asset related to the sales order book is amortized as the order book existing at emergence is reduced, principally as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the condensed consolidated statements of operations. Intangible asset balances are as follows (in millions):

	September 30, 2018			December 31, 2017

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$27.0	$27.6	$54.6	$25.9	$28.7
Customer relationships	68.9	18.4	50.5	68.9	14.9	54.0
Total	$123.5	$45.4	$78.1	$123.5	$40.8	$82.7

7. DEBT

A summary of debt follows (in millions):

		September 30, 2018		December 31, 2017
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	45.9	6.1	52.0
8.25% Notes		$6.1	$120.2	$6.1	$126.3

8% PIK Toggle Notes	Sep. 2019 (a)	$33.0	$—	$—	$31.3
Less deferred issuance costs		—	—	—	0.1
8% PIK Toggle Notes		$33.0	$—	$—	$31.2

Total		$39.1	$120.2	$6.1	$157.5

(a) Maturity can be extended to September 2024 upon the satisfaction of certain funding conditions described in the applicable indenture.

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

8.25% Notes

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As described above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of September 30, 2018, and December 31, 2017, $6.1 million of interest is recorded as current and classified as Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet.

8% PIK Toggle Notes

Interest on the 8% PIK Toggle Notes is payable semi-annually in arrears on March 31 and September 30 based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. For the semi-annual interest periods ended March 31, 2018 and September 30, 2018, the Company elected to pay interest in the form of PIK payments at 5.5% per annum. Financing costs for the issuance of the 8% PIK Toggle Notes were deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 8% PIK Toggle Notes. The 8% PIK Toggle Notes mature on September 20, 2019. However, the maturity date may be extended to September 30, 2024, upon the satisfaction of certain funding conditions described in the applicable indenture.

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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$124.9	$—	$—	$124.9	$208.8	$—	$—	$208.8
Deferred compensation asset (a)	1.6	—	—	1.6	1.4	—	—	1.4

Liabilities:
Deferred compensation obligation (a)	$1.6	$—	$—	$1.6	$1.4	$—	$—	$1.4

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

Other Financial Instruments

As of September 30, 2018, and December 31, 2017, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	September 30, 2018			December 31, 2017
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$126.3	(b)	$60.5	$132.4	(b)	$61.7
8% PIK Toggle Notes	33.0		28.4	31.3		25.1
(a) Based on the most recent trading price as of the balance sheet date, which is considered a Level 2 input based on the frequency of trading.

(b)	The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 7, Debt.

9. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit expense (income) for the defined benefit pension plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service costs	$0.9	$0.9	$2.5	$2.8
Interest costs	7.1	8.0	21.5	24.1
Expected gains on plan assets	(10.3)	(10.1)	(30.7)	(30.5)
Net periodic benefit income	$(2.3)	$(1.2)	$(6.7)	$(3.6)

The components of net periodic benefit expense for the postretirement health and life benefit plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest costs	$1.5	$1.8	$4.4	$5.4
Amortization of prior service credits	—	—	(0.1)	(0.1)
Net periodic benefit expense	$1.5	$1.8	$4.3	$5.3

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit expense (income) are reported as Nonoperating Components of Net Periodic Benefit Expense (Income).

10. NET LOSS PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income (loss) per common share, the number of shares is increased by the weighted average number of potential shares related to stock compensation awards. No dilutive effect is recognized in a period in which a net loss has occurred. The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator (in millions):
Net loss	$(7.8)	$(8.5)	$(58.9)	$(23.3)
Preferred stock dividends - undeclared and cumulative	1.9	2.0	5.9	5.0
Net loss allocable to common stockholders	$(9.7)	$(10.5)	$(64.8)	$(28.3)

Denominator (in thousands):
Average common shares outstanding - basic	9,133	9,103	9,118	9,081
Potentially dilutive shares related to stock options and restricted stock units (a)	—	—	—	—
Average common shares outstanding - diluted	9,133	9,103	9,118	9,081

Net loss per common share (in dollars) - basic and diluted:	$(1.06)	$(1.15)	$(7.11)	$(3.12)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	3	13	10	60

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	360	327	360	30

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

The Russian Supply Agreement provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU. The Company would then have the right to take the unordered SWU in the following year. Pricing terms for SWU under the Russian Supply Agreement are based on a mix of market-related price points and other factors. This formula is subject to an adjustment that the Company anticipates will reduce the unit costs of SWU under this contract beginning in 2019.

Orano

On April 27, 2018, the Company entered into a long-term agreement (the “Orano Supply Agreement”) with Orano Cycle (formerly, AREVA NC) (“Orano”) for the long-term supply to the Company of SWU contained in LEU, nominally commencing in 2023. Under the Agreement, the Company purchases SWU contained in LEU received from Orano, and the Company delivers natural uranium to Orano for the natural uranium feed material component of LEU. The Company may elect to begin to accept deliveries as early as 2021 or to defer the commencement of purchases until 2024 and has the option to extend the six-year purchase period for an additional two (2) years. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors, and is subject to certain floors and ceilings. Prices are payable in a combination of U.S. dollars and euros.

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

Legal Matters

Refer to Note 14, Subsequent Event, for information on legal proceedings in which the Company is involved. See also Legal Proceedings under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, other than the above, Centrus does not believe that the outcome of any of these legal matters, individually and in the aggregate, will have a material adverse effect on its cash flows, results of operations or consolidated financial condition.

12.  STOCKHOLDERS’ EQUITY

Series B Preferred Stock

On February 14, 2017, Centrus issued 104,574 shares of Series B Preferred Stock as part of the securities exchange described in Note 7, Debt. The issuance of the Series B Preferred Stock was a non-cash financing transaction. The Series B Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”). The Series B Preferred Stock is recorded on the condensed consolidated balance sheet at fair value less transaction costs, or $4.6 million, as of September 30, 2018, and December 31, 2017.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the Liquidation Preference. Centrus is obligated to pay cash dividends on the Series B Preferred Stock in an amount equal to the Liquidation Preference to the extent that dividends are declared by the Board and:

(a)	its pension plans and United States Enrichment Corporation’s pension plans are at least 90% funded on a variable rate premium calculation in the current plan year;

(b)	its net income calculated in accordance with GAAP (excluding the effect of pension remeasurement) for the immediately preceding fiscal quarter exceeds $7.5 million;

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

Centrus has not met these criteria for the periods from issuance through September 30, 2018, and has not declared, accrued or paid dividends on the Series B Preferred Stock as of September 30, 2018. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part. As of September 30, 2018, the Series B Preferred Stock has an aggregate liquidation preference of $117.4 million including accumulated dividends of $12.8 million. As of December 31, 2017, the Series B Preferred Stock had an aggregate liquidation preference of $111.5 million, including accumulated dividends of $6.9 million.

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

Shares Outstanding

Changes in the number of shares outstanding are as follows:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2016	—	7,563,600	1,436,400
Issuance of Preferred Stock	104,574	—	—
Issuance of Class A Common Stock	—	38,751	—
Conversion of Common Stock from Class B to Class A	—	28,018	(28,018)
Balance at September 30, 2017	104,574	7,630,369	1,408,382

Balance at December 31, 2017 and September 30, 2018	104,574	7,632,669	1,406,082

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

13. SEGMENT INFORMATION

Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue Recognition and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
LEU Segment:
Separative work units	$17.6	$43.5	$68.2	$82.2
Uranium	11.3	—	14.9	—
Total	28.9	43.5	83.1	82.2
Contract Services Segment	5.2	6.8	26.1	19.3
Total revenue	$34.1	$50.3	$109.2	$101.5

Segment Gross Profit (Loss)
LEU Segment	$8.0	$10.8	$(15.5)	$4.3
Contract Services Segment	(0.2)	0.5	7.3	(0.6)
Gross profit (loss)	$7.8	$11.3	$(8.2)	$3.7

14. SUBSEQUENT EVENT

On October 11, 2018, the Company’s subsidiaries, United States Enrichment Corporation (“Enrichment”) and American Centrifuge Enrichment, LLC (“ACE”, together with Enrichment, the “Company Subsidiaries”) filed proofs of claim in the U.S. Bankruptcy Court for the Northern District of Ohio (the “Bankruptcy Court”) against each of FirstEnergy Nuclear Operating Company (“FENOC”), FirstEnergy Nuclear Generation, LLC (“FENG,” and together with FENOC, the “FirstEnergy Contract Parties”), FirstEnergy Solutions Corp. (“FES”) and FirstEnergy Generation, LLC (“FG”) in the amount of approximately $314 million. The claims relate to damages arising from the rejection and breach of a long-term contract between the Company Subsidiaries and the FirstEnergy Contract Parties that was approved by the Bankruptcy Court and made effective as of July 26, 2018. The proofs of claim filed by the Company Subsidiaries include claims against FENOC and FENG based on their liability as parties to the contract that was rejected and breached. The proofs of claim filed by the Company Subsidiaries also include claims against FES and FG based on their liability under guaranties they issued that may obligate FES and FG to satisfy the rejection and breach of contract damages claims. No amounts have been recorded in the Company’s condensed consolidated financial statements related to the claims.

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

Our primary business involves the sale of low-enriched uranium (“LEU”) or its components and natural uranium to utilities operating commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We have been expanding our business offerings by providing technical, engineering and manufacturing services to commercial and government customers, including performing decontamination and decommissioning work for the U.S. government and advanced engineering and manufacturing services to the nuclear industry.

We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources including our inventory, medium- and long- term supply contracts, and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources. Our long-term goal is to resume commercial enrichment production, and we are actively exploring approaches to that end.

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

We are working to leverage our unique technical expertise and facilities to support leading companies in the nuclear industry, including supporting development of advanced nuclear reactors and related industries, as well as supporting the U.S. government. Our experience developing, licensing and manufacturing advanced nuclear technologies positions us to provide critical design, engineering, manufacturing and other services to a broad range of potential clients, including those involving sensitive or classified technologies. We are providing design, engineering and manufacturing services to government and commercial customers, including performing decontamination and decommissioning (“D&D”) work for the U.S. government, and performing design, engineering, manufacturing and licensing services support for advanced reactors and fuel fabrication.

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

Utility customers in general have the option to defer physical receipt of LEU or uranium purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue Recognition and Contracts with Customers, in the unaudited condensed consolidated financial statements for further details.

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

SWU and Uranium Market Price Indicators*
* Source: Nuclear Market Review, a TradeTech publication, www.uranium.com

Our contracts with customers are primarily denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers have historically been denominated in U.S. dollars. On April 27, 2018, we entered into an agreement with Orano Cycle (formerly, AREVA NC) for the long-term supply of SWU. We may elect to begin deliveries as early as 2021. Purchases will be payable in a combination of U.S dollars and euros and we may be subject to exchange rate risk for the portion of purchases payable in euros.

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

Our government contracts with UT-Battelle provide for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. Our recently completed contract with UT-Battelle was for the period from October 1, 2017, through September 30, 2018, and generated total revenue of approximately $16.0 million upon completion of defined milestones. The ORNL contracts have been funded incrementally. Funding for the American Centrifuge program was provided to UT-Battelle by the federal government. Our previous contract with UT-Battelle was for the period from October 1, 2016, through September 30, 2017, and generated revenue of approximately $25.0 million. Although the most recent contract expired September 30, 2018, we continue to perform work towards the expected milestones as the parties work toward a successor agreement. However, we have no assurance that a successor agreement will be executed.

American Centrifuge expenses that are outside of our contracts with UT-Battelle are included in Advanced Technology License and Decommissioning Costs on the consolidated statement of operations, including ongoing costs for work related to the U.S. Nuclear Regulatory Commission (“NRC”) license and the DOE lease for the Piketon facility. The lease expires on June 30, 2019, absent any mutual agreement between us and DOE regarding other possible uses for the Piketon facility. Centrus commenced the D&D of the Piketon facility in 2016 and we believe the D&D work required under NRC license requirements has been completed. As of September 30, 2018, we have remaining accrued liabilities of $1.6 million for lease turnover obligations and $3.2 million for termination benefits related to the Piketon facility. In addition, we anticipate incurring expenses of approximately $10 million from the fourth quarter of 2018 through the second quarter of 2019 to continue to maintain the lease facilities in accordance with the lease.

X-energy

On March 26, 2018, we entered into the Services Agreement to Provide Technical and Resource Support, effective March 26, 2018, with X Energy, LLC (“X-energy”). Under the terms of the services agreement, we will provide (i) technical and resource support to X-energy for criticality safety evaluation of processing equipment, design of fresh fuel transport packages, and conceptual mock-up of a nuclear fuel production facility and (ii) non-cash in-kind contributions to X-energy subject to a cooperative agreement between X-energy and the U.S. government. The technical and resource support provided by us to X-energy will be performed pursuant to separate task orders issued under and pursuant to the services agreement.

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

Department of Energy

On September 27, 2018, we entered into an agreement pursuant to our lease with DOE to decontaminate and decommission the K-1600 facilities located at the East Tennessee Technology Park. Under the terms of the agreement, we will remove and dispose of government owned materials and equipment in order to render the facility non-contaminated and un-classified.

The work to be performed is expected to be completed by September 30, 2019. The contract is a cost-plus fixed fee contract totaling approximately $15 million. The contract is incrementally funded and subject to appropriations by the federal government.

Site Services Work

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth and Paducah gaseous diffusion plants. On January 11, 2018, we entered into a settlement agreement with DOE and the U.S. government regarding breach of contract claims relating to this work. Refer to Note 2, Revenue Recognition and Contracts with Customers.

The Company and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed at the Portsmouth and Paducah sites. There is the potential for additional revenue to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables.

2018 Outlook

We continue to anticipate SWU and uranium revenue in 2018 in a range of $150 million to $175 million and total revenue in a range of $175 million to $200 million. Consistent with prior years, revenue continues to be most heavily weighted to the fourth quarter; we expect nearly one-half of our 2018 revenue to be generated in the fourth quarter. We expect to end 2018 with a cash and cash equivalents balance in a range of $100 million to $125 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional short-term purchases or sales of SWU and uranium;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	The outcome of legal proceedings and other contingencies;

•	Potential use of cash for strategic initiatives;

•	Actions taken by our customers, including actions that might affect our existing contracts, as a result of market and other conditions impacting our customers and the industry; and

•	Timing of return of cash collateral supporting financial assurance.

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

Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
LEU Segment
Revenue:
SWU revenue	$17.6	$43.5	$(25.9)	(60)%
Uranium revenue	11.3	—	11.3	–
Total	28.9	43.5	(14.6)	(34)%
Cost of sales	20.9	32.7	11.8	36%
Gross profit	$8.0	$10.8	$(2.8)

Contract Services Segment
Revenue	$5.2	$6.8	$(1.6)	(24)%
Cost of sales	5.4	6.3	0.9	14%
Gross profit (loss)	$(0.2)	$0.5	$(0.7)

Total
Revenue	$34.1	$50.3	$(16.2)	(32)%
Cost of sales	26.3	39.0	12.7	33%
Gross profit	$7.8	$11.3	$(3.5)

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
LEU Segment
Revenue:
SWU revenue	$68.2	$82.2	$(14.0)	(17)%
Uranium revenue	14.9	—	14.9	–
Total	83.1	82.2	0.9	1%
Cost of sales	98.6	77.9	(20.7)	(27)%
Gross profit (loss)	$(15.5)	$4.3	$(19.8)

Contract Services Segment
Revenue	$26.1	$19.3	$6.8	35%
Cost of sales	18.8	19.9	1.1	6%
Gross profit (loss)	$7.3	$(0.6)	$7.9

Total
Revenue	$109.2	$101.5	$7.7	8%
Cost of sales	117.4	97.8	(19.6)	(20)%
Gross profit (loss)	$(8.2)	$3.7	$(11.9)

Revenue

Revenue from the LEU Segment declined $14.6 million in the three months and increased $0.9 million in the nine months ended September 30, 2018, compared to the corresponding periods in 2017. Revenue in the three months and nine months ended September 30, 2018, includes uranium revenue of $11.3 million and $14.9 million, respectively, with no uranium revenue in the corresponding prior periods. The volume of SWU sales declined 61% in the three-month period and increased 31% in the nine-month period ended September 30, 2018, reflecting the variability in timing of utility customer orders. The average price billed to customers for sales of SWU increased 2% in the three-month period reflecting the particular contracts under which SWU were sold during the periods. The average SWU price declined 37% in the nine-month period ended September 30, 2018 reflecting the trend of lower SWU market prices in recent years and a greater concentration of sales made under contracts under more recent market conditions.

Revenue from the Contract Services Segment declined $1.6 million in the three months and increased $6.8 million in the nine months ended September 30, 2018, compared to the corresponding periods in 2017, reflecting the reduced scope of work under the contract with UT-Battelle in the current periods, partially offset by services provided under the X-energy contract beginning in the second quarter of 2018. The increase in the nine-month period also reflects $9.5 million of revenue related to the January 2018 settlement with DOE related to past work performed.

Cost of Sales

Cost of sales for the LEU Segment declined $11.8 million in the three months and increased $20.7 million in the nine months ended September 30, 2018, compared to the corresponding periods in 2017, primarily reflecting changes in SWU and uranium sales volumes and partially offset by declines in the average cost of sales per SWU.

Cost of sales is affected by sales volumes, unit costs of inventory, and direct charges to cost of sales such as legacy costs related to former uranium enrichment employees. Refer to Impact of Legacy Costs below. In the nine-month period ended September 30, 2018, the average cost of sales per SWU declined approximately 15%. We anticipate our average cost of sales per SWU to decline again in 2019, with further declines in subsequent years, as a result of lower pricing in new supply contracts and the pricing provisions of existing contracts.

Cost of sales for the Contract Services Segment declined $0.9 million in the three months and $1.1 million in the nine months ended September 30, 2018, compared to the corresponding periods in 2017, reflecting the reduced scope of work under the contract with UT-Battelle over the current nine-month period, partially offset by costs for services provided under the X-energy contract beginning in the second quarter of 2018.

Gross Profit (Loss)

We realized a gross profit of $7.8 million in the three months ended September 30, 2018, a decline of $3.5 million compared to the gross profit of $11.3 million in the corresponding period in 2017. In the nine months ended September 30, 2018, we realized a gross loss of $8.2 million, down $11.9 million compared to the gross profit of $3.7 million in the corresponding period in 2017. Excluding the $9.5 million of revenue in the current period from the January 2018 settlement with DOE related to past work performed, we realized a gross loss in the nine months ended September 30, 2018, of $17.7 million.

The gross profit for the LEU Segment in the three months ended September 30, 2018, was $8.0 million compared to $10.8 million in the corresponding period in 2017. The decline of $2.8 million was primarily due to the decline in SWU sales volume. In the nine months ended September 30, 2018, the gross loss for the LEU Segment was $15.5 million, down $19.8 million compared to the gross profit of $4.3 million in the corresponding period in 2017. SWU sales in the nine months ended September 30, 2018, reflect a greater concentration of sales made under contracts that reflect lower prices under more recent market conditions.

For the Contract Services Segment, we realized a gross loss of $0.2 million in the three months ended September 30, 2018, compared to a gross profit of $0.5 million in the corresponding period in 2017. We realized a gross profit of $7.3 million in the nine months ended September 30, 2018, including $9.5 million of revenue from the January 2018 settlement with DOE, compared to a gross loss of $0.6 million in the corresponding period in 2017. Gross losses are due to costs incurred which are greater than the revenue under the contracts with UT-Battelle and X-energy.

Impact of Legacy Costs

We ceased uranium enrichment at the Portsmouth Gaseous Diffusion Plant in 2001 and the Paducah Gaseous Diffusion Plant in 2013. Included in cost of sales are costs related to benefits for former uranium enrichment employees. These legacy costs are distinct from our current costs of acquiring SWU and uranium for sale. The following table presents the impact of legacy costs on gross profit (loss) for the LEU Segment (dollar amounts in millions):

	Nine Months Ended September 30,
	2018	2017
LEU Segment (GAAP)
Gross profit (loss)	$(15.5)	$4.3
Gross margin	(18.7)%	5.2%

Legacy costs included in cost of sales:
Pension and postretirement health and life benefits	$2.3	$3.3
Disability obligations and other	0.6	0.4
Legacy costs	$2.9	$3.7

LEU Segment excluding legacy costs (non-GAAP)
Gross profit (loss) excluding legacy costs	$(12.6)	$8.0
Gross margin excluding legacy costs	(15.2)%	9.7%

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

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Gross profit	$7.8	$11.3	$(3.5)	(31)%
Advanced technology license and decommissioning costs	5.8	4.5	(1.3)	(29)%
Selling, general and administrative	8.8	11.0	2.2	20%
Amortization of intangible assets	1.7	2.5	0.8	32%
Special charges for workforce reductions and advisory costs	0.6	2.4	1.8	75%
Gains on sales of assets	—	(0.6)	(0.6)	(100)%
Operating loss	(9.1)	(8.5)	(0.6)	(7)%
Nonoperating components of net periodic benefit expense (income)	(1.6)	(0.3)	1.3	433%
Interest expense	1.0	0.7	(0.3)	(43)%
Investment income	(0.7)	(0.4)	0.3	75%
Loss before income taxes	(7.8)	(8.5)	0.7	8%
Income tax benefit	—	—	—	—
Net loss	(7.8)	(8.5)	0.7	8%
Preferred stock dividends - undeclared and cumulative	1.9	2.0	0.1	5%
Net loss allocable to common stockholders	$(9.7)	$(10.5)	$0.8	8%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Gross profit (loss)	$(8.2)	3.7	$(11.9)	(322)%
Advanced technology license and decommissioning costs	19.2	15.0	(4.2)	(28)%
Selling, general and administrative	29.7	33.1	3.4	10%
Amortization of intangible assets	4.5	5.7	1.2	21%
Special charges for workforce reductions and advisory costs	1.5	7.1	5.6	79%
Gains on sales of assets	(0.3)	(2.3)	(2.0)	(87)%
Operating loss	(62.8)	(54.9)	(7.9)	(14)%
Gain on early extinguishment of debt	—	(33.6)	(33.6)	(100)%
Nonoperating components of net periodic benefit expense (income)	(4.9)	(1.1)	3.8	345%
Interest expense	3.0	4.3	1.3	30%
Investment income	(1.9)	(1.0)	0.9	90%
Loss before income taxes	(59.0)	(23.5)	(35.5)	(151)%
Income tax benefit	(0.1)	(0.2)	(0.1)	(50)%
Net loss	(58.9)	(23.3)	(35.6)	(153)%
Preferred stock dividends - undeclared and cumulative	5.9	5.0	(0.9)	(18)%
Net loss allocable to common stockholders	$(64.8)	$(28.3)	$(36.5)	(129)%

Advanced Technology License and Decommissioning Costs

Advanced technology license and decommissioning costs consist of American Centrifuge expenses that are outside of our customer contracts in the Contract Services Segment, including ongoing costs for work at the Piketon facility. Costs increased $1.3 million (or 29%) in the three months and $4.2 million (or 28%) in the nine months ended September 30, 2018, compared to the corresponding periods in 2017. In the current periods, efforts at the Piketon facility were focused on supporting NRC requirements, including working towards an elimination of the required financial assurance, and DOE lease turnover activities and the related costs were charged to expense. In the prior period, efforts were primarily focused on D&D of the Piketon facility and the related costs were recorded as a reduction of the D&D liability. In addition, a greater allocation of Piketon facility costs was charged to advanced technology license and decommissioning costs in the current periods following the relocation of certain corporate functions from the Piketon facility.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $2.2 million (or 20%) in the three months and $3.4 million (or 10%) in the nine months ended September 30, 2018, compared to the corresponding periods in 2017. Overhead allocated to SG&A expenses declined $0.5 million in the three months and $2.1 million in the nine months ended September 30, 2018, following the relocation of certain corporate functions from the Piketon facility. Compensation and benefits declined $0.8 million in the three-month period and $1.2 million in the nine-month period. Consulting costs declined $0.4 million in the three-month period and increased $0.2 million in the nine-month period, primarily for work related to business development.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which declined in the three and nine months ended September 30, 2018, compared to the corresponding periods in 2017. The intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions and Advisory Costs

Special charges declined $1.8 million (or 75%) in the three months and $5.6 million (or 79%) in the nine months ended September 30, 2018, compared to the corresponding periods in 2017. Special charges in the nine months ended September 30, 2018, and 2017, consisted of estimated employee termination benefits of $1.4 million and $2.1 million and advisory costs of $0.1 million and $5.0 million, respectively. Advisory costs related to updating the Company’s information technology systems.

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

Nonoperating Components of Net Periodic Benefit Expense (Income)

Effective January 1, 2018, a new accounting standard requires components of retirement benefit expense/income other than service cost to be presented below the subtotal for operating income (loss). The increases in nonoperating components of net periodic benefit income for the three and nine months ended September 30, 2018, reflect a decline in market interest rates used to increase recorded retirement benefit obligations for the passage of time, compared to the corresponding periods in 2017. For the three and nine months ended September 30, 2017, $0.3 million and $1.1 million, respectively, of income was reclassified from Cost of Sales of the LEU Segment to conform with the current presentation.

Interest Expense

Interest expense increased $0.3 million (or 43%) in the three months ended September 30, 2018, and decreased $1.3 million (or 30%) in the nine months ended September 30, 2018, compared to the corresponding periods in 2017. The decline for the nine-month period was the result of the early extinguishment of 87% of the outstanding principal amount of the 8% PIK Toggle Notes on February 14, 2017. No interest expense is recognized on the 8.25% Notes as described in Note 7, Debt, of the unaudited condensed consolidated financial statements.

Income Tax Benefit

The income tax benefit was $0 and $0.1 million in the three and nine months ended September 30, 2018. The income tax benefit was $0 and $0.2 million in the three and nine months ended September 30, 2017. The income tax benefit in both nine-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Loss

Our net loss was $7.8 million in the three months ended September 30, 2018, compared to a net loss of $8.5 million in the three months ended September 30, 2017. The favorable variance of $0.7 million includes a $2.2 million decline in SG&A expenses, a $1.8 million decline in special charges and a $1.3 million increase in net periodic benefit income, partially offset by a $1.3 million increase in advanced technology license and decommissioning costs and a $3.5 million decline in the gross profit.

Our net loss was $58.9 million in the nine months ended September 30, 2018, compared to a net loss of $23.3 million in the nine months ended September 30, 2017. The net loss for the nine months ended September 30, 2017, included the non-recurring gain on early extinguishment of debt of $33.6 million. Additionally, the unfavorable variance of $35.6 million was impacted by a $11.9 million increase in the gross loss ($21.4 million excluding the settlement with DOE) and a $4.2 million increase in advanced technology license and decommissioning costs, partially offset by a $5.6 million decline in special charges, a $3.8 million increase in net periodic benefit income and a $3.4 million decline in SG&A expenses.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the three and nine months ended September 30, 2018, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part. Refer to Note 12, Stockholders’ Equity.

Liquidity and Capital Resources

We ended the third quarter of 2018 with a consolidated cash balance of $124.9 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, our operations and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level. Centrus’ principal source of funding for American Centrifuge activities is provided: (i) under the recently-completed contract with UT-Battelle, the operator of ORNL; and (ii) from Centrus’ wholly-owned subsidiary, Enrichment Corp. to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes. The financing obtained from Enrichment Corp. funds American Centrifuge activities pending receipt of payments related to work performed under the contract with UT-Battelle, American Centrifuge costs that are outside the scope of work under the contract with UT-Battelle, including D&D and other costs of the Piketon facility, and general corporate expenses, including cash interest payments on our debt. Although the most recent contract with UT-Battelle expired September 30, 2018, we continue to perform work towards the expected milestones as the parties work toward a successor agreement. However, we have no assurance that a successor agreement will be executed.

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

We have previously provided financial assurance to the NRC for the D&D of the Piketon test facility in the form of surety bonds that are fully cash collateralized by us for $16.3 million. We believe the D&D work required for elimination of financial assurance under NRC license requirements has been completed and we are working with the NRC to have the surety bonds cancelled which would permit the Company to receive the cash collateral.

We lease the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, without mutual agreement between us and DOE regarding other possible uses for the facility, we are obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to us (other than due to normal wear and tear). As of September 30, 2018, we have remaining accrued lease turnover obligations of $1.6 million. We have previously provided financial assurance to DOE for the lease turnover obligations in the form of surety bonds that are fully cash collateralized by us for $13.7 million. We expect to receive cash when these surety bonds are reduced and/or cancelled as the Company fulfills its lease turnover obligations.

In addition to remaining lease turnover obligations of $1.6 million and accrued employee termination benefits of $3.2 million related to the Piketon facility, we anticipate incurring expenses of approximately $10 million from the fourth quarter of 2018 through the second quarter of 2019 to continue to maintain the lease facilities in accordance with the lease. If remaining costs related to the Piketon facility are greater than our estimates, then such increased costs could have an adverse impact on our results of operations and liquidity.

The change in cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2018	2017
Cash used in operating activities	$(77.7)	$(86.6)
Cash provided by investing activities	0.3	1.8
Cash used in financing activities	(6.1)	(40.0)
Decrease in cash and cash equivalents	$(83.5)	$(124.8)

Operating Activities

The net reduction of $64.8 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the nine months ended September 30, 2018. The operating loss of $62.8 million in the nine months ended September 30, 2018, net of non-cash expenses, was a use of cash. Sources of cash included the net reduction in receivables from utility customers of $42.1 million.

In the corresponding period in 2017, the net reduction of $42.3 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the nine months ended September 30, 2017. Other major uses of cash were corporate costs including benefits funding and costs for D&D of the American Centrifuge demonstration cascade. Sources of cash included the monetization of inventory as inventories declined $17.9 million in the nine-month period and receivables from utility customers declined $6.2 million.

Investing Activities

There were no significant capital expenditures in the nine months ended September 30, 2018 and 2017. Sales of unneeded assets and property yielded net proceeds of $0.4 million and $2.1 million in the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

In the nine months ended September 30, 2018, the $6.1 million payment of interest classified as debt is classified as a financing activity. Refer to Note 7, Debt, of the unaudited condensed consolidated financial statements regarding the accounting for the 8.25% Notes.

In February 2017, Centrus exchanged $204.9 million principal amount of the Company’s 8% PIK Toggle Notes for $74.3 million principal amount of 8.25% Notes, 104,574 shares of Series B Preferred Stock and $27.6 million of cash. Refer to Note 7, Debt of the unaudited condensed consolidated financial statements.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2018	December 31, 2017

Cash and cash equivalents	$124.9	$208.8
Accounts receivable	2.5	60.2
Inventories, net	59.2	75.2
Deposits for financial assurance	30.2	16.3
Current debt	(39.1)	(6.1)
Other current assets and liabilities, net	(107.5)	(190.9)
Working capital	$70.2	$163.5

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027.

The principal amount of the 8% PIK Toggle Notes is increased by any payment of interest in the form of PIK payments. We have the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. The 8% PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. The 8.0% PIK Toggle Notes mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024, upon the satisfaction of certain funding conditions described in the applicable indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology.

Additional terms and conditions of the 8.25% Notes and the 8% PIK Toggle Notes are described in Note 7, Debt, of the unaudited condensed consolidated financial statements and Note 9, Debt, of the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the Liquidation Preference. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent dividends are declared by the Board and certain criteria are met. We have not met these criteria for the periods from issuance through September 30, 2018, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of September 30, 2018. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 12, Stockholders’ Equity of the unaudited condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, there were no material off-balance sheet arrangements at September 30, 2018, or December 31, 2017.

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

As of September 30, 2018, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded, as of September 30, 2018, that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On October 11, 2018, the Company’s subsidiaries, United States Enrichment Corporation (“Enrichment”) and American Centrifuge Enrichment, LLC (“ACE”, together with Enrichment, the “Company Subsidiaries”) filed proofs of claim in the U.S. Bankruptcy Court for the Northern District of Ohio (the “Bankruptcy Court”) against each of FirstEnergy Nuclear Operating Company (“FENOC”), FirstEnergy Nuclear Generation, LLC (“FENG,” and together with FENOC, the “FirstEnergy Contract Parties”), FirstEnergy Solutions Corp. (“FES”) and FirstEnergy Generation, LLC (“FG”) in the amount of approximately $314 million. The claims relate to damages arising from the rejection and breach of a long-term contract between the Company Subsidiaries and the FirstEnergy Contract Parties that was approved by the Bankruptcy Court and made effective as of July 26, 2018. The proofs of claim filed by the Company Subsidiaries include claims against FENOC and FENG based on their liability as parties to the contract that was rejected and breached. The proofs of claim filed by the Company Subsidiaries also include claims against FES and FG based on their liability under guaranties they issued that may obligate FES and FG to satisfy the rejection and breach of contract damages claims.

Refer to Note 14, Subsequent Event, of the condensed consolidated financial statements (unaudited) under Part I, Item 1 for information on legal proceedings in which the Company is involved. See also Legal Proceedings under Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, other than the above, Centrus does not believe that the outcome of any of these legal matters, individually or in the aggregate, will have a material adverse effect on its cash flows, results of operations or consolidated financial condition.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.  Exhibits

10.48	Centrus Energy Corp. 2014 Equity Incentive Plan (as amended and restated in May 2017).

10.49
Work Authorization dated September 27, 2018 under the Supply of Service Agreement Between United States Department of Energy and Centrus Energy Corp, Exhibit J to the Centrifuge Deployment Project Lease Agreement between the Department of Energy and USEC Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed in interactive data file (XBRL) format.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Centrus Energy Corp.

Date:	November 8, 2018	By:	/s/ Marian K. Davis
Marian K. Davis
Senior Vice President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)