Form 10-Q
period 2019-03-31
CENTRUS ENERGY CORP
filed 2019-05-09
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐

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
Yes ☒    No ☐
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.10 per share	LEU	NYSE American
Rights to purchase Series A Participating Cumulative Preferred Stock, par value $1.00 per share	LEU*	NYSE American
*The rights currently transfer with the shares of Common Stock

As of May 1, 2019, there were 8,051,307 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 1,406,082 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include: risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) maturing in September 2019, our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock, including the potential termination of the guarantee by our principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) of the 8% PIK Toggle Notes; risks related to the use of our net operating loss (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our Class A Common Stock on the NYSE American LLC (the “NYSE American”); risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks related to the Company’s capital concentration; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government-owned entity Joint Stock Company “TENEX” (“TENEX”) under a commercial supply agreement with TENEX and deliveries under a long-term supply agreement with Orano Cycle (“Orano”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks associated with our reliance on third-party suppliers to provide essential products and services to us; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions, including government reviews, that may be taken by the U.S. government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements; the impact of government regulation including by the U.S. Department of Energy (“DOE”) and the U.S. Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for the American Centrifuge project and our ability to obtain and/or perform under our future agreements with the DOE, UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), for continued research and development of the American Centrifuge technology; uncertainties regarding uses for the Piketon, Ohio facility that we lease from the DOE; the potential for further demobilization or termination of the American Centrifuge project; risks related to the current demobilization of portions of the American Centrifuge project, including risks that the schedule could be delayed and costs could be higher than expected; risks related to our ability to perform and receive timely payment under agreements with the DOE, including risk and uncertainties related to the ongoing funding of the government and potential audits; the competitive bidding process associated with obtaining a federal contract; risks related to our ability to perform fixed-price contracts, including the risk that costs could be higher than expected; risks that we will be unable to obtain new business opportunities, achieve market acceptance of our products and services or that products or services provided by others will render our goods or services obsolete or noncompetitive; risks that we will not be able to timely complete the work that we are obligated to perform; failures or security breaches of our information technology systems; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the identification of a material weakness in our internal controls over financial reporting; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including under Part 1. Item1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$87.9	$123.1
Accounts receivable	39.5	60.2
Inventories	75.1	129.7
Deferred costs associated with deferred revenue	134.9	134.9
Deposits for financial assurance	30.5	30.3
Other current assets	6.6	6.3
Total current assets	374.5	484.5
Property, plant and equipment, net of accumulated depreciation of $1.8 as of March 31, 2019 and $1.6 as of December 31, 2018	4.1	4.2
Deposits for financial assurance	6.3	6.3
Intangible assets, net	74.9	76.0
Other long-term assets	4.9	0.7
Total assets	$464.7	$571.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$54.9	$52.4
Payables under SWU purchase agreements	—	46.0
Inventories owed to customers and suppliers	64.2	103.0
Deferred revenue	204.5	204.5
Current debt	33.6	32.8
Total current liabilities	357.2	438.7
Long-term debt	117.1	120.2
Postretirement health and life benefit obligations	134.5	136.2
Pension benefit liabilities	166.4	168.9
Advances from customers	15.0	15.0
Other long-term liabilities	17.2	14.6
Total liabilities	807.4	893.6
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $121.3 as of March 31, 2019 and $119.3 as of December 31, 2018	4.6	4.6
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 8,031,307 shares issued and outstanding as of March 31, 2019 and December 31, 2018	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 1,406,082 shares issued and outstanding as of March 31, 2019 and December 31, 2018	0.1	0.1
Excess of capital over par value	61.3	61.2
Accumulated deficit	(409.4)	(388.5)
Accumulated other comprehensive income, net of tax	(0.1)	(0.1)
Total stockholders’ deficit	(342.7)	(321.9)
Total liabilities and stockholders’ deficit	$464.7	$571.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Separative work units	$12.4	$17.7
Uranium	22.7	3.6
Contract services	3.6	14.4
Total revenue	38.7	35.7
Cost of Sales:
Separative work units and uranium	38.3	34.8
Contract services	5.9	6.5
Total cost of sales	44.2	41.3
Gross loss	(5.5)	(5.6)
Advanced technology license and decommissioning costs	6.6	7.7
Selling, general and administrative	8.1	11.2
Amortization of intangible assets	1.1	1.3
Special charges (credits) for workforce reductions and advisory costs	(0.1)	0.6
Gain on sales of assets	(0.4)	(0.1)
Operating loss	(20.8)	(26.3)
Nonoperating components of net periodic benefit expense (income)	(0.1)	(1.6)
Interest expense	1.0	1.0
Investment income	(0.7)	(0.6)
Loss before income taxes	(21.0)	(25.1)
Income tax benefit	(0.1)	(0.1)
Net loss and comprehensive loss	(20.9)	(25.0)
Preferred stock dividends - undeclared and cumulative	2.0	2.0
Net loss allocable to common stockholders	$(22.9)	$(27.0)

Net loss per common share - basic and diluted	$(2.40)	$(2.97)
Average number of common shares outstanding - basic and diluted (in thousands)	9,532	9,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2019	2018
OPERATING
Net loss	$(20.9)	$(25.0)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1.3	1.6
PIK interest on paid-in-kind toggle notes	0.4	0.4
Gain on sales of assets	(0.4)	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	11.2	45.2
Inventories, net	25.6	5.0
Payables under SWU purchase agreements	(46.0)	(55.9)
Deferred revenue, net of deferred costs	—	(18.9)
Accounts payable and other liabilities	1.2	(2.0)
Pension and postretirement liabilities	(4.2)	(3.4)
Other, net	(0.1)	0.8
Cash used in operating activities	(31.9)	(52.3)

INVESTING
Capital expenditures	—	(0.1)
Proceeds from sales of assets	—	0.1
Cash provided by investing activities	—	—

FINANCING
Payment of interest classified as debt	(3.1)	(3.0)
Cash used in financing activities	(3.1)	(3.0)

Decrease in cash, cash equivalents and restricted cash	(35.0)	(55.3)
Cash, cash equivalents and restricted cash, beginning of period (1)	159.7	244.8
Cash, cash equivalents and restricted cash, end of period (1)	$124.7	$189.5

Supplemental cash flow information:
Interest paid in cash	$0.4	$0.4
Non-cash activities:
Conversion of interest payable-in-kind to debt	$0.7	$0.9
_______________

(1) Refer to Note 4, Cash, Cash Equivalents and Restricted Cash.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2017	$4.6	$0.8	$0.1	$60.0	$(284.5)	$0.1	$(218.9)
Adoption of ASC 606 as of January 1, 2018 (Note 2)	—	—	—	—	0.1	—	0.1
Net loss	—	—	—	—	(25.0)	—	(25.0)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.1	—	—	0.1
Balance at March 31, 2018	$4.6	$0.8	$0.1	$60.1	$(309.4)	$0.1	$(243.7)

Balance at December 31, 2018	$4.6	$0.8	$0.1	$61.2	$(388.5)	$(0.1)	$(321.9)
Net loss	—	—	—	—	(20.9)	—	(20.9)
Restricted stock units and stock options issued, net of amortization	—	—	—	0.1	—	—	0.1
Balance at March 31, 2019	$4.6	$0.8	$0.1	$61.3	$(409.4)	$(0.1)	$(342.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2018, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three months ended March 31, 2019 and 2018 are insignificant.

Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company adopted this standard on January 1, 2019, using the modified transition method which provides for recognition of existing leases as of the adoption date without requiring comparable presentation for the prior period. Lease assets and liabilities are recognized based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit interest rate. The Company uses an estimated incremental borrowing rate based on the term of the lease using information available at the adoption date or the lease commencement, if later, including the yield on the Company’s collateralized debt. The Company has elected to adopt the package of practical expedients provided under Topic 842 which allowed the Company to not apply a reassessment of whether any existing or expired contracts contain leases, reassessment of lease classification for existing or expired leases and reassessment of initial direct costs for leases. The adoption of this standard had no impact on the Company’s consolidated statement of operations or statement of cash flows. Refer to Note 8, Leases, for additional information.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cut and Jobs Act of 2017 (the “Tax Act”). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The Company adopted the new standard effective January 1, 2019, and elected not to reclassify the stranded tax effect resulting from the 2017 Tax Act to retained earnings.

Accounting Standards Effective in Future Periods

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

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Updates to those policies as a result of the adoption of ASC 842 have been included in Note 8, Leases.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended March 31,
	2019	2018
United States	$35.1	$21.1
Foreign	—	0.2
Revenue - SWU and uranium	$35.1	$21.3

Refer to Note 13, Segment Information, for disaggregation of revenue by segment. Disaggregation by end-market is provided in Note 13 and the condensed consolidated statements of operations. SWU and uranium sales are made primarily to electric utility customers. Contract services revenue resulted primarily from services provided to government contractors and, in the first quarter of 2018, the settlement with DOE and the U.S. government. SWU and uranium revenue is recognized at point of sale and contract services revenue is generally recognized over time.

Contract Balances

The following table represents changes in contract assets and contract liabilities balances (in millions):

	March 31, 2019	December 31, 2018	Year-To-Date Change
Contract assets
Accounts receivable:
Billed	$39.5	$50.4	$(10.9)
Uranium feed receivable	—	9.8	(9.8)
Accounts receivable	$39.5	$60.2	$(20.7)

Deferred costs associated with deferred revenue	$134.9	$134.9	$—

Contract liabilities
Deferred revenue - current	$204.5	$204.5	$—
Advances from customers - noncurrent	$15.0	$15.0	$—

There was no deferred cost and deferred revenue activity for the three months ended March 31, 2019.

In the second quarter of 2018, the Company received uranium valued at $14.5 million from a customer that elected to defer a SWU purchase obligation for a period greater than one year. Under the contract, the customer has not received title to SWU or low-enriched uranium (“LEU”) product from the Company. The liability to the customer is included in Advances from Customers, a noncurrent liability. In December 2018, the Company borrowed $7.3 million of SWU from a customer under terms which require repayment within 48 months. The Company recorded the SWU and the related liability for the borrowing using an average purchase price over the borrowing period. The liability to the customer is included in Other Liabilities, which is included in noncurrent liabilities.

Revenue for the contract services segment, principally representing engineering and testing activities performed by the Company, as well as technical and resource support, is recognized over the contractual period as services are rendered. The contract services segment also includes limited services provided by Centrus to DOE and its contractors at the Piketon, Ohio site related to facilities the Company leases from DOE.

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

Centrus and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed for DOE. There is the potential for additional revenue to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables. As a result of the application of fresh start accounting following the Company’s emergence from Chapter 11 bankruptcy on September 30, 2014, the receivables related to the Company’s claims for payment are carried at fair value as of September 30, 2014, which is net of the valuation allowances. Refer to Note 12, Commitments and Contingencies.

LEU Segment Order Book

The SWU component of LEU is typically bought and sold under long-term contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book sales under contract in the LEU segment (“order book”) extends to 2030. The order book represents the Company’s remaining performance obligations under these contracts and includes the Deferred Revenue amounts in the Contract Balances table above. As of March 31, 2019, the order book was $1.1 billion, compared to $1.0 billion at December 31, 2018, reflecting completed deliveries and new contracts signed in the three months ended March 31, 2019.

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

3. SPECIAL CHARGES

Special charges in the three months ended March 31, 2019, consisted of a gain of $0.1 million for the reversal of accrued termination benefits related to unvested employee departures. For the three months ended March 31, 2018, special charges totaled $0.6 million, consisting of estimated employee termination benefits of $0.7 million and advisory costs related to updating the Company’s information technology systems of $0.1 million, partially offset by a gain of $0.2 million for the reversal of accrued termination benefits related to unvested employee departures.

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

	Liability Dec. 31, 2018	Three Months Ended March 31, 2019		Liability Mar. 31, 2019
		Charges for Termination Benefits	Paid/ Settled
Workforce reductions:
Evolving business needs	$0.9	$—	$(0.3)	$0.6
Piketon demonstration facility	3.2	—	—	3.2
Total	$4.1	$—	$(0.3)	$3.8

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the condensed consolidated balance sheet to amounts on the condensed consolidated statement of cash flows (in millions):

	March 31, 2019	December 31, 2018

Cash and cash equivalents	$87.9	$123.1
Deposits for financial assurance - current	30.5	30.3
Deposits for financial assurance - noncurrent	6.3	6.3
Total cash, cash equivalents and restricted cash	$124.7	$159.7

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	March 31, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
NRC license	$16.4	$—	$16.3	$—
DOE lease	13.9	—	13.8	—
Workers compensation	—	6.0	—	6.0
Other	0.2	0.3	0.2	0.3
Total deposits for financial assurance	$30.5	$6.3	$30.3	$6.3

Piketon Facility Obligations and Surety Bonds

Centrus commenced with the decontamination and decommissioning (“D&D”) of the Piketon, Ohio demonstration facility in accordance with the NRC license requirements in 2016. Centrus has previously provided financial assurance to the U.S. Nuclear Regulatory Commission (“NRC”) for the D&D work in the form of surety bonds that are fully cash collateralized by Centrus for $16.4 million. Centrus believes the D&D work required for elimination of financial assurance under NRC license requirements has been completed and is working with the NRC to have the surety bonds cancelled, which would permit the Company to receive the cash collateral.

Centrus leases the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, absent mutual agreement between Centrus and DOE regarding other possible uses for the facility, such as a proposed deployment of a demonstration cascade, Centrus is obligated to return the facility to DOE in a condition that meets NRC license requirements and in the same condition as the facility was in when it was leased to Centrus (other than due to normal wear and tear). Centrus must remove all Company-owned capital improvements at the Piketon facility, unless otherwise consented to by DOE, by the conclusion of the lease term. The estimated cost for these lease termination obligations, included in Accounts Payable and Accrued Liabilities on the consolidated balance sheet, is $1.6 million as of March 31, 2019, and December 31, 2018. Centrus has previously provided financial assurance to DOE for the lease turnover obligations in the form of surety bonds that are fully cash collateralized by Centrus for $13.9 million. Centrus expects to receive cash when these surety bonds are reduced and/or cancelled as the Company fulfills its lease turnover obligations.

Financial Assurance for Workers’ Compensation

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond and a letter of credit that are fully cash collateralized by Centrus for $6.0 million. The surety bond and letter of credit will be cancelled, and the Company expects to receive cash when each state determines the Company has no further workers’ compensation obligations.

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	March 31, 2019			December 31, 2018
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$9.7	$4.2	$5.5	$20.1	$3.6	$16.5
Uranium	65.4	60.0	5.4	109.6	99.4	10.2
Total	$75.1	$64.2	$10.9	$129.7	$103.0	$26.7

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

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

	March 31, 2019			December 31, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$28.0	$26.6	$54.6	$28.0	$26.6
Customer relationships	68.9	20.6	48.3	68.9	19.5	49.4
Total	$123.5	$48.6	$74.9	$123.5	$47.5	$76.0

7. DEBT

A summary of debt is as follows (in millions):

		March 31, 2019		December 31, 2018
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	42.8	6.1	45.9
8.25% Notes		$6.1	$117.1	$6.1	$120.2

8% PIK Toggle Notes	Sep. 2019 (a)	$27.5	$—	$26.7	$—
Less deferred issuance costs		—	—	—	—
8% PIK Toggle Notes		$27.5	$—	$26.7	$—

Total		$33.6	$117.1	$32.8	$120.2

(a) Maturity can be extended to September 2024 upon the satisfaction of certain funding conditions described in the applicable indenture.

8.25% Notes

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As described above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of March 31, 2019, and December 31, 2018, $6.1 million of interest is recorded as current and classified as Current Debt in the condensed consolidated balance sheet.

8% PIK Toggle Notes

Interest on the 8% PIK Toggle Notes is payable semi-annually in arrears on March 31 and September 30 based on a 360-day year consisting of twelve 30-day months. The principal amount is increased by any payment of interest in the form of PIK payments. The Company has the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of in-kind PIK payments. For the semi-annual interest periods in 2018 and 2019, the Company elected to pay interest in the form of PIK payments at 5.5% per annum. Financing costs for the issuance of the 8% PIK Toggle Notes were deferred and are being amortized on a straight-line basis, which approximates the effective interest method, over the life of the 8% PIK Toggle Notes. The 8% PIK Toggle Notes mature on September 30, 2019.

Additional terms and conditions of the 8.25% Notes and the 8% PIK Toggle Notes are described in Note 9, Debt, of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

8. LEASES

Centrus leases facilities and equipment under operating leases. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company has facility leases with terms greater than 12 months, and the Company records the related asset and obligation at the present value of lease payments over the term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Refer to Note 1, Basis of Presentation, for information regarding the Company’s adoption of Topic 842 on January 1, 2019.

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets exclude lease incentives. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term. The weighted-average remaining lease term was 4.5 years at March 31, 2019, with maturity dates ranging from June 2019 to September 2027, and the weighted-average discount rate was 12.5%. Lease expense amounted to $0.8 million in the three months ended March 31, 2019 and $0.8 million in the three months ended March 31, 2018. Expense for the three months ended March 31, 2019 was primarily related to operating leases and amounts related to short-term lease expense were insignificant. Operating lease expense is included in Cost of Sales, Selling, General and Administrative Expenses and Advance Technology License and Decommissioning Costs on the Statement of Operations. Cash paid for amounts included in operating cash flows for operating leases was $0.8 million in the three months ended March 31, 2019. There were no additional lease-related assets and liabilities recorded in the three months ended March 31, 2019.

Operating Lease Assets and Liabilities

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions).

	March 31, 2019	Classification on the Balance Sheet
Lease assets	$4.3	Other long-term assets
Lease liabilities:
Current	1.7	Accounts payable and accrued liabilities
Noncurrent	5.1	Other long-term liabilities
Total lease liabilities	$6.8

Maturity of Operating Lease Liabilities

The table below reconciles undiscounted payments for operating leases with terms greater than 12 months to the operating lease liabilities recorded on the balance sheet (in millions).

Remainder of 2019	$1.9
2020	1.1
2021	1.2
2022	1.1
2023	1.1
Thereafter	3.8
Total lease payments	10.2
Less imputed interest	3.4
Present value of lease payments	$6.8

Minimum Lease Payments

Prior to the adoption of Topic 842, future estimated minimum lease payments as of December 31, 2018 for leases with remaining terms in excess of one year were as follows (in millions):

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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	March 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$87.9	$—	$—	$87.9	$123.1	$—	$—	$123.1
Deferred compensation asset (a)	1.6	—	—	1.6	1.4	—	—	1.4

Liabilities:
Deferred compensation obligation (a)	$1.6	$—	$—	$1.6	$1.4	$—	$—	$1.4

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

Other Financial Instruments

As of March 31, 2019, and December 31, 2018, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	March 31, 2019			December 31, 2018
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$123.2	(b)	$60.8	$126.3	(b)	$57.9
8% PIK Toggle Notes	27.5		21.7	26.7		21.8
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.

(b)	The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 7, Debt.

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) costs for the defined benefit pension plans were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Service costs	$0.8	$0.8
Interest costs	7.6	7.2
Expected return on plan assets (gains)	(9.1)	(10.2)
Net periodic benefit (credits) costs	$(0.7)	$(2.2)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Interest costs	$1.5	$1.4
Net periodic benefit costs	$1.5	$1.4

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Expense (Income).

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

	Three Months Ended March 31,
	2019	2018
Numerator (in millions):
Net loss	$(20.9)	$(25.0)
Preferred stock dividends - undeclared and cumulative	2.0	2.0
Net loss allocable to common stockholders	$(22.9)	$(27.0)

Denominator (in thousands):
Average common shares outstanding - basic	9,532	9,103
Potentially dilutive shares related to stock options and restricted stock units (a)	—	—
Average common shares outstanding - diluted	9,532	9,103

Net loss per common share (in dollars) - basic and diluted:	$(2.40)	$(2.97)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	41	28

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	360	360

12. COMMITMENTS AND CONTINGENCIES

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

The Russian Supply Agreement was originally signed with commitments through 2022 but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2018. If the Company exercises this right to reschedule in full during the remaining years of the contract’s original term, the Company will have a rescheduled post-2022 purchase commitment through 2028.

The Russian Supply Agreement provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU. The Company would then have the right to take the unordered SWU in the following year.

Pricing terms for SWU under the Russian Supply Agreement are based on a combination of market-related price points and other factors. This formula was subject to an adjustment at the end of 2018 that the Company anticipates will reduce the unit costs of SWU under this contract for the duration of the contract.

Orano

On April 27, 2018, the Company entered into an agreement (the “Orano Supply Agreement”) with Orano Cycle (formerly, AREVA NC) (“Orano”) for the long-term supply to the Company of SWU contained in LEU, nominally commencing in 2023. Under the Orano Supply Agreement, the Company purchases SWU contained in LEU received from Orano, and the Company delivers natural uranium to Orano for the natural uranium feed material component of LEU. The Company may elect to begin to accept deliveries as early as 2021 or to defer the commencement of purchases until 2024 and has the option to extend the six-year purchase period for an additional two years. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors, and is subject to certain floors and ceilings. Prices are payable in a combination of U.S. dollars and euros.

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

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet an American Centrifuge Plant milestone, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The Company notified DOE that it had not met the June 2014 milestone within the time period provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for under the Plan of Reorganization did not affect the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all-time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Legal Matters

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The parties filed cross motions for partial summary judgment to seek a judicial determination of two issues related to the calculation of the pension liability and the entitlement of Centrus to reimbursement for postretirement benefit costs. The Court ruled on the pension calculation methodology and ruled Centrus was entitled to recover costs associated with postretirement benefits for employees afforded protection under the USEC Privatization Act. At the parties’ request, the Court has issued a scheduling order providing for discovery to commence April 1, 2019, expert opinions to be disclosed July 10 and discovery ending on August 30. A status report is due by September 6, 2019. The Company is still pursuing settlement.

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

13. SEGMENT INFORMATION

Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended March 31,
	2019	2018
Revenue
LEU segment:
Separative work units	$12.4	$17.7
Uranium	22.7	3.6
Total	35.1	21.3
Contract services segment	3.6	14.4
Total revenue	$38.7	$35.7

Segment Gross Profit (Loss)
LEU segment	$(3.2)	$(13.5)
Contract services segment	(2.3)	7.9
Gross profit (loss)	$(5.5)	$(5.6)

14. SUBSEQUENT EVENT

On April 3, 2019, the Board approved and the Company entered into a Second Amendment to the Rights Agreement, which amends the Rights Agreement, dated as of April 6, 2016, between the Company and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as amended by the First Amendment to the Section 382 Rights Agreement dated as of February 14, 2017 (the “First Amendment”).
The Second Amendment, among other things, (i) decreases the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $26.00 to $18.00 and (ii) extends the Final Expiration Date (as defined in the Rights Agreement) from April 5, 2019 to April 5, 2022.
The Second Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Second Amendment has been adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carry-forwards for United States federal income tax purposes and other tax benefits.

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

Our LEU segment involves the sale of LEU, its components, and natural uranium to utilities operating commercial nuclear power plants. LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources including our inventory, medium- and long- term supply contracts and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources. Our long-term goal is to resume commercial enrichment production, and we are exploring approaches to that end.

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

With several decades of experience in enrichment, we also continue to be a leader in the development of an advanced U.S. uranium enrichment technology, which we believe could play a critical role in supplying fuel for advanced reactors, meeting U.S. national and energy security needs, and achieving our nation’s nonproliferation objectives. To support U.S. energy and national security, we have performed research and demonstration work on our advanced gas centrifuge uranium enrichment technology through contracts with UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor of Oak Ridge National Laboratory (“ORNL”) for the United States Department of Energy (“DOE”).

On January 7, 2019, DOE issued a Notice of Intent to contract with Centrus to deploy a cascade of centrifuges to demonstrate the ability to produce high assay, low-enriched uranium (“HALEU”), suitable for a range of military and civilian applications. While existing reactors currently in operation typically operate on LEU enriched so that the uranium-235 isotope concentration is just below 5%, HALEU has a uranium-235 concentration of up to 20%. HALEU is not commercially available today, but may be required in the future for a number of advanced reactor designs currently under development, for commercial or military application, for DOE nonproliferation efforts, or for some advanced fuel designs that may be suitable in the future for existing reactors. There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Additionally, while Centrus is engaged in contract discussions with DOE about the proposed demonstration project, there is no assurance that a contract will be executed or that the project will go forward.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape. In the seven years following the 2011 Fukushima accident, the published market prices for uranium enrichment declined more than 75 percent. While the monthly price indicators have gradually increased since August 2018, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure and may seek further adjustments to our cost structure and operations and to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 85% of our total revenue in 2018. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 31% of revenue from our LEU segment in recent years. Our agreements with electric utilities are primarily long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU (or the SWU and uranium components of LEU) from us. Our agreements for natural uranium and enriched uranium product sales, where we sell both the SWU and uranium component of LEU, are generally shorter-term, fixed-commitment contracts.

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

Utility customers in general have the option to defer receipt of LEU or uranium purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the condensed consolidated financial statements for further details.

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

SWU and Uranium Market Price Indicators*
* Source: Nuclear Market Review, a TradeTech publication, www.uranium.com

Our contracts with customers are primarily denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers have historically been denominated in U.S. dollars. In April 2018, however, we entered into an agreement with Orano Cycle (formerly, AREVA NC) (“Orano”) for the long-term supply of SWU. We may elect to begin deliveries as early as 2021. Purchases under the contract with Orano will be payable in a combination of U.S dollars and euros and we may be subject to exchange rate risk for the portion of purchases payable in euros.

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

Government Contracting

We have a long record as a global leader in advanced technology, manufacturing and engineering. Our manufacturing, engineering and testing facilities and our highly-trained workforce are deeply engaged in advancing the next generation of uranium enrichment technology. We are exploring a number of options for returning to domestic production in the future. For example, as discussed above, we are engaged in contract discussions with DOE about a proposed demonstration project.

Over the past five years, our government contracts with UT-Battelle have provided for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. Our most recently completed contract with UT-Battelle was for the period from October 1, 2017, through September 30, 2018, and generated total revenue of approximately $16.0 million upon completion of defined milestones. These contracts have been funded incrementally. Funding for the American Centrifuge program was provided to UT-Battelle by the federal government. Our previous contract with UT-Battelle was for the period from October 1, 2016, through September 30, 2017, and generated revenue of approximately $25.0 million. Although the most recent contract expired September 30, 2018, we continue to perform work towards the expected milestones as the parties work toward a successor agreement. However, we have no assurance that a successor agreement will be executed.

American Centrifuge expenses that are outside of our customer contracts in the contract services segment are included in Advanced Technology License and Decommissioning Costs on the condensed consolidated statement of operations, including ongoing costs for work related to the U.S. Nuclear Regulatory Commission (“NRC”) license and the DOE lease for the Piketon facility. The lease expires on June 30, 2019, absent any mutual agreement between us and DOE regarding other possible uses for the Piketon facility such as deploying a demonstration cascade for HALEU production. Centrus commenced the D&D of the Piketon demonstration facility in 2016, and we believe the D&D work required under NRC license requirements has been completed. As of March 31, 2019, we have remaining accrued liabilities of $1.6 million for lease turnover obligations and $3.2 million for termination benefits related to the Piketon facility. In addition, we anticipate incurring expenses of approximately $3.0 million in the second quarter of 2019 to continue to maintain the leased facilities in accordance with the lease.

On September 27, 2018, we leveraged our D&D experience and entered into an agreement with DOE to decontaminate and decommission the K-1600 facility located at the East Tennessee Technology Park. Under the terms of the agreement, pursuant to a work authorization under our lease with DOE, we will remove and dispose of government owned materials and equipment in order to render the facility non-contaminated and unclassified. The work to be performed is expected to be completed by September 30, 2019. The contract is a cost-plus fixed fee contract totaling approximately $15 million. The contract is incrementally funded and subject to appropriations by the federal government.

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

Prior Site Services Work

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth (Ohio) and Paducah (Kentucky) Gaseous Diffusion Plants. On January 11, 2018, we entered into a settlement agreement with DOE and the U.S. government regarding breach of contract claims relating to this work. Refer to Note 2, Revenue and Contracts with Customers.

The Company and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed at the Portsmouth and Paducah plant sites. There is the potential for additional revenue to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables. Refer to Part II, Item 1, Legal Proceedings, for additional information.

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

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional purchases or sales of SWU and uranium;

•	Conditions in the LEU and energy markets, including pricing, demand, operations, and regulations;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	Timing of execution of agreements for HALEU and with UT-Battelle, and terms established in the definitized contracts;

•	Financial market conditions and other factors that may affect pension and benefit liabilities and the value of related assets;

•	The outcome of legal proceedings and other contingencies;

•	Potential use of cash for strategic initiatives;

•	Actions taken by customers, including actions that might affect existing contracts, as a result of market, trade and other conditions impacting Centrus’ customers and the industry; and

•	Timing of return of cash collateral supporting financial assurance for the Piketon facility.

See also “Forward Looking Statements” earlier in this report for additional information.

Results of Operations

Segment Information

The following table presents elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$12.4	$17.7	$(5.3)	(30)%
Uranium revenue	22.7	3.6	19.1	531%
Total	35.1	21.3	13.8	65%
Cost of sales	38.3	34.8	(3.5)	(10)%
Gross loss	$(3.2)	$(13.5)	$10.3

Contract services segment
Revenue	$3.6	$14.4	$(10.8)	(75)%
Cost of sales	5.9	6.5	0.6	9%
Gross profit (loss)	$(2.3)	$7.9	$(10.2)

Total
Revenue	$38.7	$35.7	$3.0	8%
Cost of sales	44.2	41.3	(2.9)	(7)%
Gross loss	$(5.5)	$(5.6)	$0.1

Revenue

Revenue from the LEU segment increased $13.8 million (or 65%) in the three months ended March 31, 2019, compared to the corresponding period in 2018, reflecting the variability in timing of utility customer orders. The volume of SWU sales declined 8%. The average price billed to customers for sales of SWU declined 24% reflecting the trend of lower SWU market prices in recent years and the particular contracts under which SWU were sold during the periods. The volume of uranium sales increased 463%. The average price billed to customers for uranium sales increased 14% reflecting recent increases in uranium market prices.

Revenue from the contract services segment declined $10.8 million (or 75%) in the three months ended March 31, 2019, compared to the corresponding period in 2018, which included $9.5 million of revenue related to the January 2018 settlement with DOE related to past work performed.

Cost of Sales

Cost of sales for the LEU segment increased $3.5 million (or 10%) in the three months ended March 31, 2019, compared to the corresponding period in 2018, primarily reflecting changes in SWU and uranium sales volumes. The average cost of sales per SWU declined approximately 35% primarily due to lower pricing in supply contracts. Cost of sales includes legacy costs of $1.0 million in the three months ended March 31, 2019 and 2018, related to former employees of the Portsmouth and Paducah Gaseous Diffusion Plants.

Cost of sales for the contract services segment declined $0.6 million (or 9%) in the three months ended March 31, 2019, compared to the corresponding period in 2018, reflecting reduced spending on American Centrifuge as the Company and UT-Battelle work toward a successor agreement, partially offset by costs for services provided under contracts with the U.S. government and X-energy that commenced later in 2018.

Gross Profit (Loss)

We realized a gross loss of $5.5 million in the three months ended March 31, 2019, a decrease of $0.1 million compared to the gross loss of $5.6 million in the corresponding period in 2018.

The gross loss for the LEU segment was $3.2 million in the three months ended March 31, 2019 compared to $13.5 million in the corresponding period in 2018. The improvement of $10.3 million was primarily due to the increase in the average price billed to customers for sales of uranium and the decline in the average cost of sales per SWU, partially offset by the decline in the average price billed to customers for sales of SWU.

For the contract services segment, we realized a gross loss of $2.3 million for the three months ended March 31, 2019, compared to a gross profit of $7.9 million in the corresponding period in 2018, including $9.5 million of revenue from the January 2018 settlement with DOE. The gross loss in the current period is primarily due to continued spending on American Centrifuge as the Company and UT-Battelle work toward a successor agreement. We continue to invest in the contract services segment because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at the Technology and Manufacturing Center in Oak Ridge, Tennessee. Our near-term goal is to make the segment profitable.

Non-Segment Information

The following table presents elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Gross loss	$(5.5)	(5.6)	$0.1	2%
Advanced technology license and decommissioning costs	6.6	7.7	1.1	14%
Selling, general and administrative	8.1	11.2	3.1	28%
Amortization of intangible assets	1.1	1.3	0.2	15%
Special charges (credits) for workforce reductions and advisory costs	(0.1)	0.6	0.7	117%
Gain on sales of assets	(0.4)	(0.1)	0.3	300%
Operating loss	(20.8)	(26.3)	5.5	21%
Nonoperating components of net periodic benefit expense (income)	(0.1)	(1.6)	(1.5)	(94)%
Interest expense	1.0	1.0	—	—%
Investment income	(0.7)	(0.6)	0.1	17%
Loss before income taxes	(21.0)	(25.1)	4.1	16%
Income tax benefit	(0.1)	(0.1)	—	—%
Net loss	(20.9)	(25.0)	4.1	16%
Preferred stock dividends - undeclared and cumulative	2.0	2.0	—	—%
Net loss allocable to common stockholders	$(22.9)	$(27.0)	$4.1	15%

Advanced Technology License and Decommissioning Costs

Advanced technology license and decommissioning costs consist of American Centrifuge expenses that are outside of our customer contracts in the contract services segment, including ongoing costs for work at the Piketon facility including DOE lease turnover activities and supporting NRC license requirements and working towards elimination of the required financial assurance. Costs declined $1.1 million (or 14%) in the three months ended March 31, 2019, compared to the corresponding period in 2018.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $3.1 million (or 28%) in the three months ended March 31, 2019, compared to the corresponding period in 2018. Compensation and benefits declined $1.6 million, consulting costs declined $0.8 million, overhead allocated to SG&A expenses declined $0.3 million, and computer and office supplies declined $0.2 million in the three months ended March 31, 2019, compared to the corresponding period in 2018.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which declined to $0.2 million in the three months ended March 31, 2019, compared to the corresponding period in 2018. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions and Advisory Costs

Special charges declined $0.7 million in the three months ended March 31, 2019, compared to the corresponding period in 2018. In the current period, special charges consisted of a gain of $0.1 million for the reversal of accrued termination benefits related to unvested employee departures. In the prior period, special charges consisted of estimated employee termination benefits of $0.7 million and advisory costs related to updating the Company’s information technology systems of $0.1 million, partially offset by a gain of $0.2 million for the reversal of accrued termination benefits related to unvested employee departures.

Nonoperating Components of Net Periodic Benefit Expense (Income)

For the three months ended March 31, 2019, nonoperating components of net periodic benefit expense (income) netted to income of $0.1 million, compared to income of $1.6 million in the corresponding period in 2018. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment.

Interest Expense

Interest expense was $1.0 million for the three months ended March 31, 2019 and the corresponding period in 2018. No interest expense is recognized on the 8.25% Notes as described in Note 7, Debt, of the condensed consolidated financial statements.

Income Tax Benefit

The income tax benefit was $0.1 million in each of the three months ended March 31, 2019 and 2018. The income tax benefit in both three-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Loss

Our net loss was $20.9 million in the three months ended March 31, 2019, compared to a net loss of $25.0 million in the three months ended March 31, 2018. The favorable variance of $4.1 million was primarily a result of a $3.1 million decline in SG&A expenses and a $1.1 million decline in advanced technology expenses. Our gross loss was relatively flat year-over-year with the favorable variance of $10.3 million for our LEU segment largely offset by a $10.2 million decline for our contract services segment, which had $9.5 million of revenue and profit in the three months ended March 31, 2018 related to a settlement for past work performed.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the three months ended March 31, 2019 and the corresponding period in 2018, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended the first quarter of 2019 with a consolidated cash balance of $87.9 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, our operations and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

We believe our sales order book in our LEU segment is a source of stability for our liquidity position. Our sales order book extends to 2030. Although based on current market conditions, we see limited uncommitted demand for LEU for the next few years before an anticipated rise in uncommitted demand later in the 2020s, we continue to seek and make additional sales, including sales for delivery through the late 2020s.

Substantially all revenue-generating operations of the Company are conducted at the subsidiary level. Centrus’ principal source of funding for American Centrifuge activities has been provided: (i) under the contract with UT-Battelle for the period October 1, 2017 through September 30, 2018, the operator of ORNL; and (ii) from Centrus’ wholly-owned subsidiary, Enrichment Corp. to Centrus and its 100% indirectly owned subsidiary American Centrifuge Operating, LLC pursuant to two secured intercompany financing notes. The financing obtained from Enrichment Corp. funds American Centrifuge costs that are outside of our customer contracts in the contract services segment, including costs of the Piketon facility, and general corporate expenses, including cash interest payments on our debt. Although the most recent contract with UT-Battelle expired September 30, 2018, we continue to perform work towards the expected milestones as the parties work toward a successor agreement. However, we have no assurance that a successor agreement will be executed.

Capital expenditures are expected to be insignificant for the next 12 months.

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

We have previously provided financial assurance to the NRC for the D&D of the Piketon demonstration facility in the form of surety bonds that are fully cash collateralized by us for $16.4 million. We believe the D&D work required for elimination of financial assurance under NRC license requirements has been completed, and we are working with the NRC to have the surety bonds cancelled, which would permit the Company to receive the cash collateral.

We lease the Piketon facility from DOE. At the conclusion of the lease on June 30, 2019, absent mutual agreement between us and DOE regarding other possible uses for the facility, such as the deployment of the proposed demonstration cascade for HALEU production, we are obligated to return the facility to DOE in a condition that meets NRC requirements and in the same condition as the facility was in when it was leased to us (other than due to normal wear and tear). As of March 31, 2019, we have remaining accrued lease turnover obligations of $1.6 million. We have previously provided financial assurance to DOE for the lease turnover obligations in the form of surety bonds that are fully cash collateralized by us for $13.9 million. We expect to receive cash when these surety bonds are reduced and/or cancelled as the Company fulfills its lease turnover obligations.

In addition to remaining lease turnover obligations of $1.6 million and accrued employee termination benefits of $3.2 million related to the Piketon facility, we anticipate incurring expenses of approximately $3 million in the second quarter of 2019 to continue to maintain the lease facility in accordance with the lease. If remaining costs related to the Piketon facility are greater than our estimates, then such increased costs could have an adverse impact on our results of operations and liquidity.

The change in cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(31.9)	$(52.3)
Cash provided by investing activities	—	—
Cash used in financing activities	(3.1)	(3.0)
Decrease in cash, cash equivalents and restricted cash	$(35.0)	$(55.3)

Operating Activities

In the three months ended March 31, 2019, net cash used in operating activities was $31.9 million. Sources of cash included the monetization of inventory purchased in prior periods, with inventories declining $25.6 million in the three-month period and the net reduction in receivables from utility customers of $22.4 million. The net reduction of $46.0 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the period. Uses of cash also included the net loss of $20.9 million in the quarter, net of non-cash expenses.

In the corresponding period in 2018, net cash used in operating activities was $52.3 million. Sources of cash included the decrease in receivables from utility customers of $29.5 million, the monetization of inventory purchased in prior periods, with inventories declining $5.0 million in the three-month period. The net reduction of $55.9 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the period. Uses of cash also included the net loss of $25.0 million in the quarter, net of non-cash expenses.

Investing Activities

There were no significant capital expenditures in the three months ended March 31, 2019 and 2018. Sales of unneeded assets and property yielded net proceeds of $0 and $0.1 million in the three months ended March 31, 2019 and the corresponding period in 2018, respectively.

Financing Activities

In the three months ended March 31, 2019 and the corresponding period in 2018, payments of $3.1 million and $3.0 million, respectively, of interest classified as debt are classified as a financing activity. Refer to Note 7, Debt, of the condensed consolidated financial statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$87.9	$123.1
Accounts receivable	39.5	60.2
Inventories, net	10.9	26.7
Deposits for financial assurance	30.5	30.3
Current debt	(33.6)	(32.8)
Other current assets and liabilities, net	(117.9)	(161.7)
Working capital	$17.3	$45.8

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027.

The principal amount of the 8% PIK Toggle Notes is increased by any payment of interest in the form of in-kin PIK payments. We have the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. The 8% PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. The 8% PIK Toggle Notes mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024, upon the satisfaction of certain funding conditions described in the applicable indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology.

Additional terms and conditions of the 8.25% Notes and the 8% PIK Toggle Notes are described in Note 7, Debt, of the unaudited condensed consolidated financial statements and Note 9, Debt, of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent dividends are declared by the Board of Directors and certain criteria are met. We have not met these criteria for the periods from issuance through March 31, 2019, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of March 31, 2019. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 15, Stockholders’ Equity, of the audited consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

We are managing our working capital to seek to improve the long-term value of our LEU and contract services businesses and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of their debt securities and credit facilities. We continually evaluate alternatives to manage our capital structure, and may opportunistically repurchase, exchange or redeem Company securities from time to time.

Commitments under Long-Term SWU Purchase Agreements

The Company purchases SWU contained in LEU from Russia supplied to us under a long-term agreement, as amended, signed in 2011 with the Russian government owned entity Joint Stock Company “TENEX”. Under a 2018 agreement, the Company will purchase SWU contained in LEU from Orano with deliveries starting as early as 2021. Refer to Note 12, Commitments and Contingencies, of the condensed consolidated financial statements for additional information.

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

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at March 31, 2019, or December 31, 2018.

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

As previously disclosed in Part II, Item 9A, Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, management identified a material weakness in the Company’s internal control over financial reporting. Specifically, we did not maintain effective controls over the determination and assessment of accounting impacts for arrangements with customers that could result in modification accounting or other impacts when executed. Because of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2018.

As of March 31, 2019, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the previously identified material weakness in internal control over financial reporting, which continued to exist as of March 31, 2019.

Notwithstanding the material weakness described below, our management concluded that the condensed consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in accordance with GAAP.

Efforts to Address Material Weakness

The Company has and expects to continue to make progress in improving internal control over the evaluation of arrangements with customers that could result in modification accounting or other impacts for a sales contract. Management has enhanced its evaluation process of these arrangements. The material weakness will not be considered remediated until the remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of 2019.

Changes in Internal Control Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The parties filed cross motions for partial summary judgment to seek a judicial determination of two issues related to the calculation of the pension liability and the entitlement of Centrus to reimbursement for postretirement benefit costs. The Court ruled on the pension calculation methodology and ruled Centrus was entitled to recover costs associated with postretirement benefits for employees afforded protection under the USEC Privatization Act. At the parties’ request, the Court has issued a scheduling order providing for discovery to commence April 1, 2019, expert opinions to be disclosed July 10 and discovery ending on August 30. A status report is due by September 6, 2019. We are still pursuing settlement.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6. Exhibits

Exhibit No.	Description

4.1
Second Amendment to the Section 382 Rights Agreement, dated as of April 3, 2019, between Centrus Energy Corp., Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed in interactive data file (XBRL) format.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

May 9, 2019	/s/ Marian K. Davis
Marian K. Davis
Senior Vice-President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)