Form 10-Q
period 2019-06-30
CENTRUS ENERGY CORP
filed 2019-08-12
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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
Yes ☒    No ☐
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.10 per share	LEU	NYSE American
Rights to purchase Series A Participating Cumulative Preferred Stock, par value $1.00 per share	LEU*	Not applicable
*The rights currently transfer with the shares of Common Stock

As of August 1, 2019, there were 8,051,307 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 1,406,082 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include: risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our outstanding 8.0% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) maturing in September 2019, our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock, including the potential termination of the guarantee by our principal subsidiary United States Enrichment Corporation (“Enrichment Corp.”) of the 8% PIK Toggle Notes; risks related to the use of our net operating loss (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our Class A Common Stock on the NYSE American LLC (the “NYSE American”); risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks related to the Company’s capital concentration; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government-owned entity Joint Stock Company “TENEX” (“TENEX”) under a commercial supply agreement with TENEX and deliveries under a long-term supply agreement with Orano Cycle (“Orano”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks associated with our reliance on third-party suppliers to provide essential products and services to us; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions, including government reviews, that may be taken by the U.S. government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements; the impact of government regulation including by the U.S. Department of Energy (“DOE”) and the U.S. Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for the American Centrifuge project and our ability to perform under our agreement with DOE to demonstrate the capability to produce high assay low enriched uranium (“HALEU”) and our ability to obtain and/or perform under our future agreements with the DOE, UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), for continued research and development of the American Centrifuge technology; the potential for further demobilization or termination of the American Centrifuge project; risks related to our ability to perform and receive timely payment under agreements with the DOE, including risk and uncertainties related to the ongoing funding of the government and potential audits; the competitive bidding process associated with obtaining a federal contract; risks related to our ability to perform fixed-price contracts, including the risk that costs could be higher than expected; risks that we will be unable to obtain new business opportunities, achieve market acceptance of our products and services or that products or services provided by others will render our goods or services obsolete or noncompetitive; risks that we will not be able to timely complete the work that we are obligated to perform; failures or security breaches of our information technology systems; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the identification of a material weakness in our internal controls over financial reporting; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including under Part 1. Item1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$88.3	$123.1
Accounts receivable	30.2	60.2
Inventories	141.7	129.7
Deferred costs associated with deferred revenue	138.7	134.9
Deposits for financial assurance	18.0	30.3
Other current assets	7.4	6.3
Total current assets	424.3	484.5
Property, plant and equipment, net of accumulated depreciation of $1.9 as of June 30, 2019 and $1.6 as of December 31, 2018	3.9	4.2
Deposits for financial assurance	5.7	6.3
Intangible assets, net	73.7	76.0
Other long-term assets	7.7	0.7
Total assets	$515.3	$571.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$37.9	$52.4
Payables under SWU purchase agreements	14.9	46.0
Inventories owed to customers and suppliers	59.0	103.0
Deferred revenue and advances from customers	267.2	204.5
Current debt	33.6	32.8
Total current liabilities	412.6	438.7
Long-term debt	117.1	120.2
Postretirement health and life benefit obligations	132.6	136.2
Pension benefit liabilities	161.5	168.9
Advances from customers	29.4	15.0
Other long-term liabilities	20.4	14.6
Total liabilities	873.6	893.6
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $123.2 as of June 30, 2019 and $119.3 as of December 31, 2018	4.6	4.6
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 8,051,307 shares issued and outstanding as of June 30, 2019 and 8,031,307 as of December 31, 2018	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 1,406,082 shares issued and outstanding as of June 30, 2019 and December 31, 2018	0.1	0.1
Excess of capital over par value	61.3	61.2
Accumulated deficit	(425.0)	(388.5)
Accumulated other comprehensive income, net of tax	(0.1)	(0.1)
Total stockholders’ deficit	(358.3)	(321.9)
Total liabilities and stockholders’ deficit	$515.3	$571.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Separative work units	$—	$32.9	$12.4	$50.6
Uranium	2.6	—	25.3	3.6
Contract services	8.0	6.5	11.6	20.9
Total revenue	10.6	39.4	49.3	75.1
Cost of Sales:
Separative work units and uranium	7.7	42.9	46.0	77.7
Contract services	7.2	7.2	13.1	13.4
Total cost of sales	14.9	50.1	59.1	91.1
Gross loss	(4.3)	(10.7)	(9.8)	(16.0)
Advanced technology costs	5.1	5.4	11.7	13.4
Selling, general and administrative	7.7	9.7	15.8	20.9
Amortization of intangible assets	1.2	1.5	2.3	2.8
Special charges (credits) for workforce reductions and advisory costs	(2.9)	0.3	(3.0)	0.9
Gain on sales of assets	(0.1)	(0.2)	(0.5)	(0.3)
Operating loss	(15.3)	(27.4)	(36.1)	(53.7)
Nonoperating components of net periodic benefit expense (income)	—	(1.7)	(0.1)	(3.3)
Interest expense	1.0	1.0	2.0	2.0
Investment income	(0.7)	(0.6)	(1.4)	(1.2)
Loss before income taxes	(15.6)	(26.1)	(36.6)	(51.2)
Income tax benefit	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	(15.6)	(26.1)	(36.5)	(51.1)
Preferred stock dividends - undeclared and cumulative	2.0	2.0	4.0	4.0
Net loss allocable to common stockholders	$(17.6)	$(28.1)	$(40.5)	$(55.1)

Net loss per common share - basic and diluted	$(1.84)	$(3.08)	$(4.24)	$(6.05)
Average number of common shares outstanding - basic and diluted (in thousands)	9,565	9,118	9,549	9,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2019	2018
OPERATING
Net loss	$(36.5)	$(51.1)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2.6	3.3
PIK interest on paid-in-kind toggle notes	0.7	0.9
Gain on sales of assets	(0.5)	(0.3)
Inventory valuation adjustments	2.3	—
Changes in operating assets and liabilities:
Accounts receivable	24.6	32.1
Inventories, net	(6.6)	20.4
Payables under SWU purchase agreements	(31.1)	(59.9)
Deferred revenue and advances from customers, net of deferred costs	27.0	9.8
Accounts payable and other liabilities	(15.8)	(12.5)
Pension and postretirement liabilities	(11.1)	(9.0)
Other, net	(0.7)	0.6
Cash used in operating activities	(45.1)	(65.7)

INVESTING
Capital expenditures	—	(0.1)
Proceeds from sales of assets	0.5	0.3
Cash provided by investing activities	0.5	0.2

FINANCING
Payment of interest classified as debt	(3.1)	(3.0)
Cash used in financing activities	(3.1)	(3.0)

Decrease in cash, cash equivalents and restricted cash	(47.7)	(68.5)
Cash, cash equivalents and restricted cash, beginning of period (1)	159.7	244.8
Cash, cash equivalents and restricted cash, end of period (1)	$112.0	$176.3

Supplemental cash flow information:
Interest paid in cash	$0.4	$0.4
Non-cash activities:
Conversion of interest payable-in-kind to debt	$0.7	$0.9
_______________

(1) Refer to Note 4, Cash, Cash Equivalents and Restricted Cash.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2018	$4.6	$0.8	$0.1	$61.2	$(388.5)	$(0.1)	$(321.9)
Net loss for the three months ended March 31, 2019	—	—	—	—	(20.9)	—	(20.9)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at March 31, 2019	4.6	0.8	0.1	61.3	(409.4)	(0.1)	(342.7)

Net loss for the three months ended June 30, 2019	—	—	—	—	(15.6)	—	(15.6)
Balance at June 30, 2019	$4.6	$0.8	$0.1	$61.3	$(425.0)	$(0.1)	$(358.3)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2017	$4.6	$0.8	$0.1	$60.0	$(284.5)	$0.1	$(218.9)
Adoption of Accounting Standards Codification 606 as of January 1, 2018	—	—	—	—	0.1	—	0.1
Net loss for the three months ended March 31, 2018	—	—	—	—	(25.0)	—	(25.0)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at March 31, 2018	4.6	0.8	0.1	60.1	(309.4)	0.1	(243.7)

Net loss for the three months ended June 30, 2018	—	—	—	—	(26.1)	—	(26.1)
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.1)	(0.1)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at June 30, 2018	$4.6	$0.8	$0.1	$60.2	$(335.5)	$—	$(269.8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2018, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and six months ended June 30, 2019 and 2018 are insignificant.

Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Standards

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“Topic 842”), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet for all leases with a term longer than 12 months. The Company adopted this standard on January 1, 2019, using the modified transition method which provides for recognition of existing leases as of the adoption date without requiring comparable presentation for the prior period. Lease assets and liabilities are recognized based on the present value of lease payments over the lease term. The Company’s leases do not provide an implicit interest rate. The Company uses an estimated incremental borrowing rate based on the term of the lease using information available at the adoption date or the lease commencement, if later, including the yield on the Company’s collateralized debt. The Company has elected to adopt the package of practical expedients provided under Topic 842, which allowed the Company to not apply a reassessment of whether any existing or expired contracts contain leases, reassessment of lease classification for existing or expired leases and reassessment of initial direct costs for leases. The adoption of this standard had no impact on the Company’s consolidated statement of operations or statement of cash flows. Refer to Note 8, Leases, for additional information.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$2.6	$32.9	$37.7	$54.0
Foreign	—	—	—	0.2
Revenue - SWU and uranium	$2.6	$32.9	$37.7	$54.2

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

Contract Balances

The following table represents changes in contract assets and contract liabilities balances (in millions):

	June 30, 2019	December 31, 2018	Year-To-Date Change
Contract assets
Accounts receivable:
Billed	$20.1	$50.4	$(30.3)
Unbilled	5.6	—	5.6
Uranium feed receivable	4.5	9.8	(5.3)
Accounts receivable	$30.2	$60.2	$(30.0)

Deferred costs associated with deferred revenue	$138.7	$134.9	$3.8

Contract liabilities
Accounts payable and accrued liabilities	$0.5	$—	$0.5
Deferred revenue - current	$220.5	$204.5	$16.0
Advances from customers - current	$46.7	$—	$46.7
Advances from customers - noncurrent	$29.4	$15.0	$14.4

Deferred cost and deferred revenue activity in the six months ended June 30, 2019, follows (in millions):

	Deferred Sales in the Period	Previously Deferred Sales Recognized in the Period	Year-To-Date Change
Deferred costs associated with deferred revenue	$3.8	$—	$3.8
Deferred revenue	16.0	—	16.0

LEU Segment

Under the terms of certain contracts with customers in the low-enriched uranium (“LEU”) segment, the Company will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable.

In the three months ended June 30, 2019, the Company received uranium from customers valued at $61.1 million as advance payments for the future sales of SWU. The advance payments are included in either Advances from Customers, Current or Advances from Customers, Noncurrent, based on the anticipated SWU sales period.

In the three months ended June 30, 2018, the Company received uranium from customers valued at $14.5 million as advance payments for the future sales of SWU. The advance payments are included in Advances from Customers, Noncurrent, based on the anticipated SWU sales period.

In the three months ended December 2018, the Company borrowed SWU inventory valued at $7.3 million from a customer under terms that require repayment within 48 months. The Company recorded the SWU and the related liability for the borrowing using an average purchase price over the borrowing period. The liability to the customer is included in Other Liabilities, which is included in noncurrent liabilities.

Contract Services Segment

Revenue for the contract services segment, representing the Company’s technical, manufacturing, engineering and operations services offered to public and private sector customers, is recognized over the contractual period as services are rendered.

On May 31, 2019, the Company entered in a letter agreement with DOE (“the HALEU Letter Agreement”) for the Company to demonstrate the ability to produce high assay, low-enriched uranium (“HALEU”) with existing United States origin enrichment technology and provide DOE with HALEU for near term use in its research and development for the advancement of civilian nuclear energy and security, and other programmatic missions. HALEU is an advanced nuclear reactor fuel that is not commercially available today. The Company commenced work pursuant to the letter agreement on June 1, 2019, and will work with DOE to enter into a definitive contract by October 31, 2019. According to the letter agreement, the definitive contract is anticipated to be an incrementally funded, cost reimbursable contract with DOE reimbursing up to 80% of costs and the Company incurring 20% of costs. Allocable costs include project costs, classified as Cost of Sales, and an allocation of corporate costs classified as Selling, General and Administrative Expenses. It is anticipated that the definitive contract will run through May 31, 2022, and the total amount of DOE’s share will be capped at $115 million. However, the Company has no assurance that a definitive contract will be executed. Based upon the anticipated cost share described above, and the total amount of DOE’s share of $115 million, the Company’s cost share would be approximately $29 million. Any costs incurred above these amounts would be borne by the Company. The HALEU Letter Agreement obligates DOE for costs up to $18.6 million of the $115 million and currently authorizes up to $6.4 million in payments to the Company.

Services to be provided over the anticipated three-year contract involve constructing and assembling centrifuge machines and related infrastructure in a cascade formation. When estimates of total project costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded to Cost of Sales in the period the loss is determined, and is reflected in Current Liabilities. For the quarter ended June 30, 2019, the Company recorded a loss provision of $0.5 million which represents the anticipated gross loss for the remaining initial phase of contract work performed under the HALEU Letter Agreement as the parties work to enter into a definitive contract.

On January 11, 2018, the Company entered into a settlement agreement with DOE and the U.S. government regarding breach of contract claims brought by the Company relating to work performed by the Company under contracts with DOE and subcontracts with DOE contractors. In connection with the settlement, the Company (a) received $4.7 million from the U.S. government, (b) applied approximately $19.3 million of advances from the U.S. government received in prior years against the receivables balance, and (c) recorded additional revenue of $9.5 million.

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

LEU Segment Order Book

The SWU component of LEU is typically bought and sold under long-term contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book sales under contract in the LEU segment (“order book”) extends to 2030. The order book represents the Company’s remaining performance obligations under these contracts and includes the Deferred Revenue and Advances from Customers amounts in the Contract Balances table above. As of June 30, 2019, the order book was $1.1 billion, compared to $1.0 billion at December 31, 2018, reflecting completed deliveries and new contracts signed in the six months ended June 30, 2019.

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

3. SPECIAL CHARGES

As a result of the HALEU Letter Agreement, special charges in the three and six months ended June 30, 2019, included a credit of $2.9 million for the reversal of accrued termination benefits for employees who were retained at the Company’s facility in Piketon, Ohio. For the six months ended June 30, 2018, special charges totaled $0.9 million, consisting of estimated employee termination benefits related to corporate functions of $0.8 million and advisory costs related to updating the Company’s information technology systems of $0.1 million. The remaining balance of termination benefits of $0.6 million is expected to be paid within twelve months and is classified in Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet.

A summary of termination benefit activity and the accrued liability follows (in millions):

	Liability December 31, 2018	Six Months Ended June 30, 2019		Liability June 30, 2019
		Charges (Credits) for Termination Benefits	Paid/ Settled
Workforce reductions:
Corporate functions	$0.9	$—	$(0.7)	$0.2
Piketon facility	3.2	(2.9)	0.1	0.4
Total	$4.1	$(2.9)	$(0.6)	$0.6

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the condensed consolidated balance sheet to amounts on the condensed consolidated statement of cash flows (in millions):

	June 30, 2019	December 31, 2018

Cash and cash equivalents	$88.3	$123.1
Deposits for financial assurance - current	18.0	30.3
Deposits for financial assurance - noncurrent	5.7	6.3
Total cash, cash equivalents and restricted cash	$112.0	$159.7

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	June 30, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
NRC license	$16.9	$—	$16.6	$—
DOE lease	—	—	13.5	—
Workers compensation	0.6	5.4	—	6.0
Other	0.5	0.3	0.2	0.3
Total deposits for financial assurance	$18.0	$5.7	$30.3	$6.3

Piketon Facility Obligations and Surety Bonds

Centrus leases gas centrifuge enrichment plant facilities and related personal property in Piketon, Ohio from DOE. Centrus previously provided financial assurance to DOE for lease turnover obligations in the form of surety bonds that were fully cash collateralized. On May 31, 2019, DOE and Centrus amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. In the second quarter of 2019, Centrus completed its lease turnover obligations related to the term ended June 30, 2019. DOE released the bonds and Centrus received the cash collateral of $13.5 million. In addition, Centrus has previously provided financial assurance to the U.S. Nuclear Regulatory Commission (“NRC”) for the decontamination and decommissioning (“D&D”) of the facility in the form of surety bonds that are fully cash collateralized by Centrus for $16.9 million. The Company has completed the D&D work required for elimination of financial assurance under NRC license requirements and is working with the NRC to have the surety bonds cancelled, which would permit the Company to receive the cash collateral.

Financial Assurance for Workers’ Compensation

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond and a letter of credit that are fully cash collateralized by Centrus. When each state determines that Centrus is likely to have no further workers’ compensation obligations related to the period of self-insurance, the surety bond and letter of credit will be cancelled and the Company expects to receive the cash collateral. Of the $6.0 million in cash collateral as of June 30, 2019, $0.6 million relates to a letter of credit that is cancelling within 12 months.

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	June 30, 2019			December 31, 2018
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$18.4	$0.5	$17.9	$20.1	$3.6	$16.5
Uranium	123.3	58.5	64.8	109.6	99.4	10.2
Total	$141.7	$59.0	$82.7	$129.7	$103.0	$26.7

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. Valuation adjustments for uranium inventory to reflect declines in uranium market price indicators totaled $2.3 million in the six months ended June 30, 2019, including $2.0 million in the second quarter of 2019.

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

	June 30, 2019			December 31, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$28.0	$26.6	$54.6	$28.0	$26.6
Customer relationships	68.9	21.8	47.1	68.9	19.5	49.4
Total	$123.5	$49.8	$73.7	$123.5	$47.5	$76.0

7. DEBT

A summary of debt is as follows (in millions):

		June 30, 2019		December 31, 2018
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	42.8	6.1	45.9
8.25% Notes		$6.1	$117.1	$6.1	$120.2

8% PIK Toggle Notes	Sep. 2019 (a)	$27.5	$—	$26.7	$—
Less deferred issuance costs		—	—	—	—
8% PIK Toggle Notes		$27.5	$—	$26.7	$—

Total		$33.6	$117.1	$32.8	$120.2

(a) Maturity can be extended to September 2024 upon the satisfaction of certain funding conditions described in the applicable indenture.

8.25% Notes

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As described above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of June 30, 2019, and December 31, 2018, $6.1 million of interest is recorded as current and classified as Current Debt in the condensed consolidated balance sheet.

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

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets exclude lease incentives. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term. The weighted-average remaining lease term was 3.9 years at June 30, 2019, with maturity dates ranging from June 2019 to September 2027, and the weighted-average discount rate was 12.1%. Lease expense amounted to $0.3 million in the three months ended June 30, 2019 and $0.9 million in the three months ended June 30, 2018. Expense for the three months ended June 30, 2019 was primarily related to operating leases and includes a $0.5 million credit from DOE for true up of prior year lease expense. Other amounts related to short-term lease expense were insignificant. Operating lease expense is included in Cost of Sales, Selling, General and Administrative Expenses and Advance Technology Costs on the Statement of Operations. Cash paid for amounts included in operating cash flows for operating leases was $0.8 million in the six months ended June 30, 2019.

The Company leases gas centrifuge enrichment plant facilities and related personal property in Piketon, Ohio from DOE. On May 31, 2019, in connection with the HALEU Letter Agreement, DOE and the Company amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. The lease was renewed and extended until May 31, 2022, provided, however, that DOE has the right to terminate the lease if the parties do not enter into a definitive contract as contemplated by the HALEU Letter Agreement. Any facilities or equipment constructed or installed under contract with DOE will be owned by DOE, may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its decontamination and decommissioning. The Company accounted for the amendment as a modification and reassessed its classification. The Company classified the lease as an operating lease as the lease does not contain a transfer of ownership or purchase option, the fair value of the underlying asset cannot be practicably determined and the economic life of the asset is indeterminate. The remeasurement of the remaining consideration resulted in $2.9 million of additional lease assets and liabilities related to the modification. The modification resulted in an insignificant impact on the consolidated statement of operations.

Operating Lease Assets and Liabilities

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions).

	June 30, 2019	Classification on the Balance Sheet
Lease assets	$7.3	Other long-term assets
Lease liabilities:
Current	2.4	Accounts payable and accrued liabilities
Noncurrent	7.3	Other long-term liabilities
Total lease liabilities	$9.7

Maturity of Operating Lease Liabilities

The table below reconciles undiscounted payments for operating leases with terms greater than 12 months to the operating lease liabilities recorded on the balance sheet (in millions).

Remainder of 2019	$1.8
2020	2.6
2021	2.6
2022	1.7
2023	1.0
Thereafter	3.8
Total lease payments	13.5
Less imputed interest	3.8
Present value of lease payments	$9.7

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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	June 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$88.3	$—	$—	$88.3	$123.1	$—	$—	$123.1
Deferred compensation asset (a)	1.7	—	—	1.7	1.4	—	—	1.4

Liabilities:
Deferred compensation obligation (a)	$1.7	$—	$—	$1.7	$1.4	$—	$—	$1.4

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

Other Financial Instruments

As of June 30, 2019, and December 31, 2018, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	June 30, 2019			December 31, 2018
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$123.2	(b)	$61.1	$126.3	(b)	$57.9
8% PIK Toggle Notes	27.5		23.4	26.7		21.8
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.

(b)	The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 7, Debt.

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service costs	$0.8	$0.9	$1.6	$1.7
Interest costs	7.6	7.2	15.2	14.4
Expected return on plan assets (gains)	(9.1)	(10.3)	(18.2)	(20.5)
Net periodic benefit (credits)	$(0.7)	$(2.2)	$(1.4)	$(4.4)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest costs	$1.5	$1.5	$3.0	$2.9
Amortization of prior service costs (credits), net	—	(0.1)	(0.1)	(0.1)
Net periodic benefit costs	$1.5	$1.4	$2.9	$2.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator (in millions):
Net loss	$(15.6)	$(26.1)	$(36.5)	$(51.1)
Preferred stock dividends - undeclared and cumulative	2.0	2.0	4.0	4.0
Net loss allocable to common stockholders	$(17.6)	$(28.1)	$(40.5)	$(55.1)

Denominator (in thousands):
Average common shares outstanding - basic	9,565	9,118	9,549	9,111
Potentially dilutive shares related to stock options and restricted stock units (a)	—	—	—	—
Average common shares outstanding - diluted	9,565	9,118	9,549	9,111

Net loss per common share (in dollars) - basic and diluted:	$(1.84)	$(3.08)	$(4.24)	$(6.05)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	77	3	80	10

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	360	360	360	360

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

Pricing terms for SWU under the Russian Supply Agreement are based on a combination of market-related price points and other factors. This formula was subject to an adjustment at the end of 2018 that will reduce the unit costs of SWU under this contract for the duration of the contract.

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

Legal Matters

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The parties filed cross motions for partial summary judgment to seek a judicial determination of two issues related to the calculation of the pension liability and the entitlement of Centrus to reimbursement for postretirement benefit costs. The Court ruled on the pension calculation methodology and ruled Centrus was entitled to recover costs associated with postretirement benefits for employees afforded protection under the USEC Privatization Act. At the Government’s request, the Court has issued a revised scheduling order providing for fact discovery to close on August 30, 2019, expert opinions to be disclosed by October 25, 2019 and expert discovery to close on November 22, 2019. A status report is due by December 2, 2019. The Company is still pursuing settlement.

On May 26, 2019, the Company, its subsidiary United States Enrichment Corp. (“Enrichment Corp.”), and five other DOE contractors who have operated facilities at the Portsmouth Gaseous Diffusion Plant (“GDP”) site were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division.   The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site.   The Plaintiffs are seeking to represent a class of (i) all current or former residents within a 7-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The Company and Enrichment Corp. have not been served with the complaint. The Company believes that its operations at the Portsmouth GDP site and American Centrifuge Plant site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further the Company believes that any such liability should be covered by our indemnification under the Price-Anderson Act. The Company and Enrichment Corp. has provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 28, 2019, the Company, Enrichment Corp., and four other Department of Energy (“DOE”) contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by Ray Pritchard and Sharon Melick (collectively, the “Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site.   The Plaintiffs are seeking to represent a class of all current or former residents within a 7-mile radius of the Portsmouth GDP site.  The Company and Enrichment Corp. have not been served with the complaint. The Company believes that its operations at the Portsmouth GDP site and American Centrifuge Plant site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further the Company believes that any such liability should be covered by our indemnification under the Price-Anderson Act. The Company and Enrichment Corp. has provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

13. SEGMENT INFORMATION

Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
LEU segment:
Separative work units	$—	$32.9	$12.4	$50.6
Uranium	2.6	—	25.3	3.6
Total	2.6	32.9	37.7	54.2
Contract services segment	8.0	6.5	11.6	20.9
Total revenue	$10.6	$39.4	$49.3	$75.1

Segment Gross Profit (Loss)
LEU segment	$(5.1)	$(10.0)	$(8.3)	$(23.5)
Contract services segment	0.8	(0.7)	(1.5)	7.5
Gross loss	$(4.3)	$(10.7)	$(9.8)	$(16.0)

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended June 30, 2019, one customer in the LEU segment represented $2.6 million of revenue and one customer in the contract services segment represented $6.3 million of revenue. In the six months ended June 30, 2019, one customer in the LEU segment represented $35.0 million of revenue and one customer in the contract services segment represented $8.7 million of revenue.

In the three months ended June 30, 2018, individual customers in the LEU segment represented $18.6 million and $14.3 million of revenue, and one customer in the contract services segment represented $4.5 million of revenue. In the six months ended June 30, 2018, individual customers in the LEU segment represented $30.7 million and $14.4 million of revenue, and individual customers in the contract services segment represented $9.9 million and $9.2 million of revenue.

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

On May 31, 2019, the Company entered in a letter agreement with DOE (“the HALEU Letter Agreement”) for the Company to demonstrate the ability to produce high assay, low-enriched uranium (“HALEU”) with existing United States origin enrichment technology and provide DOE with HALEU for near term use in its research and development for the advancement of civilian nuclear energy and security, and other programmatic missions. HALEU is an advanced nuclear reactor fuel that is not commercially available today.

While existing reactors currently in operation typically operate on LEU enriched so that the uranium-235 isotope concentration is just below 5%, HALEU has a uranium-235 concentration of up to 20%. HALEU may be required in the future for a number of advanced reactor designs currently under development, both commercial and in support of United States government activities. There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

As described below under Revenue - Contract Services, the Company contributes toward the costs of the HALEU program. The Company continues to invest in advanced U.S. uranium enrichment technology to meet the anticipated needs of the commercial advanced reactor market and U.S. government national security requirements as they develop.

We lease gas centrifuge enrichment plant facilities and related personal property in Piketon, Ohio from DOE. In connection with the letter agreement, DOE and Centrus amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. The lease was renewed and extended until May 31, 2022, provided, however, that DOE has the right to terminate the lease if the parties do not enter into a definitive contract as contemplated by the letter agreement. Any facilities or equipment constructed or installed under contract with DOE will be owned by DOE, may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its decontamination and decommissioning.

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

Competition and Foreign Trade

Russian Suspension Agreement

Imports into the United States of LEU and other uranium products produced in the Russian Federation, including LEU imported by Centrus under the long-term supply agreement we signed with the Russian government entity Joint Stock Company “TENEX” (“TENEX”) in 2011, as amended, are subject, through 2020, to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement (“RSA”), as amended in 2008. These quotas limit the amount of Russian LEU that can be imported into the United States for U.S. consumption.

On December 7, 2017, at the request of Louisiana Energy Services (“LES”), a U.S. subsidiary of Urenco Ltd., a competitor of Centrus owned by two foreign governments and two German utilities, the U.S. Department of Commerce (“DOC”) initiated an administrative review of the RSA for the period October 2016 through September 2017 (the “First Administrative Review”). On December 11, 2018, the DOC initiated a second administrative review for the period October 2017 through September 2018 (the “Second Administrative Review”).

On June 24, 2019, the DOC issued its final determination in the First Administrative Review. The DOC held that there was no evidence of any violation of the RSA during the period of review for the First Administrative Review. However, the DOC also stated that it had not yet determined whether the RSA continues to prevent the suppression or undercutting of price levels of domestic uranium products or continues to be in the public interest. Instead, the DOC stated that it would make determinations on those issues in the Second Administrative Review. A final determination in the Second Administrative Review is not due until 2020.

Imposition of additional restrictions as a result of an adverse final determination in the Second Administrative Review, or through an extension of the RSA on terms that do not ensure that we can meet our purchase obligations under the Russian Supply Agreement and our existing and future supply commitments to customers, could adversely affect our financial condition and operations.

Other Trade Actions

On January 16, 2018, two U.S. mining companies submitted a request to the DOC to investigate the impact of uranium imports on national security under Section 232 of the Trade Expansion Act of 1962 and to impose quotas on imports of uranium in order to protect the U.S. mining industry The Commerce Department conducted an investigation pursuant to Section 232 into the effects of uranium imports on the national security of the United States, and, on April 14, 2019, the Secretary of Commerce transmitted his report and finding to the President.

On July 12, 2019, the President rejected the finding of the Secretary of Commerce that uranium was being imported in such quantities and under such circumstances that it threatened to impair the national security of the United States, as defined in Section 232, and accordingly, the remedies sought by the two U.S. mining companies were not granted. However, the President agreed that the Secretary’s findings raised significant concerns regarding the impact of uranium imports on national security with respect to natural uranium, and directed that a high-level U.S. government working group be formed to develop recommendations for reviving and expanding domestic nuclear fuel production within 90 days.

On March 15, 2019, the Commerce Department revoked the antidumping order on French LEU that was imposed on 2002. Accordingly, LEU produced by Orano Cycle in France, including LEU that we procure from Orano, will no longer be subject to antidumping dumping duties when imported into the United States.

Revenue

We have two reportable segments: the LEU segment and the contract services segment.
Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU;

•	sales of both the SWU and uranium components of LEU; and

•	sales of natural uranium.

Our contract services segment reflects our technical, manufacturing, engineering and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company.

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

The long-term SWU price indicator, as published by TradeTech, LLC in Nuclear Market Review, is an indication of base-year prices under new long-term enrichment contracts in our primary markets. The following chart summarizes TradeTech’s long-term and spot SWU price indicators, and TradeTech’s spot price indicator for natural uranium hexafluoride (“UF6”):

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

Contract Services

Our contract services segment reflects our technical, manufacturing, engineering and operations services offered to public and private sector customers, including the American Centrifuge engineering and testing activities we have performed as a contractor for UT-Battelle and the engineering, procurement, construction, manufacturing and operations services being performed under the HALEU Letter Agreement. With our private sector customers, we seek to leverage our domestic enrichment experience, engineering know-how, and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects including the production of fuel for next-generation nuclear reactors and the development of related facilities.

Government Contracting

The Company commenced work pursuant to the HALEU Letter Agreement on June 1, 2019, and will work with DOE to enter into a definitive contract by October 31, 2019. According to the letter agreement, the definitive contract is anticipated to be an incrementally funded, cost reimbursable contract with DOE reimbursing up to 80% of costs and the Company incurring 20% of costs. Allocable costs include project costs, classified as Cost of Sales, and an allocation of corporate costs classified as Selling, General and Administrative Expenses. It is anticipated that the definitive contract will run through May 31, 2022, and the total amount of DOE’s share will be capped at $115 million. However, the Company has no assurance that a definitive contract will be executed. Based upon the anticipated cost share described above, and the total amount of DOE’s share of $115 million, the Company’s cost share would be approximately $29 million. Any costs incurred above these amounts would be borne by the Company. The HALEU Letter Agreement obligates DOE for costs up to $18.6 million of the $115 million and currently authorizes up to $6.4 million in payments to the Company.

Services to be provided over the anticipated three-year contract involve constructing and assembling centrifuge machines and related infrastructure in a cascade formation. When estimates of total project costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded to Cost of Sales in the period the loss is determined, and is reflected in Current Liabilities. For the quarter ended June 30, 2019, the Company recorded a loss provision of $0.5 million which represents the anticipated gross loss for the remaining initial phase of contract work performed under the HALEU Letter Agreement as the parties work to enter into a definitive contract.

Effective June 1, 2019 with the commencement of the HALEU work, ongoing costs of the Piketon facility that were included in Advanced Technology Costs on the condensed consolidated statement of operations prior to June 1, 2019, are included in Cost of Sales of the contract services segment.

Over the past five years, our government contracts with UT-Battelle have provided for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. Our most recently completed contract with UT-Battelle was for the period from October 1, 2017, through September 30, 2018, and generated total revenue of approximately $16.0 million upon completion of defined milestones. Although the most recent contract expired September 30, 2018, we have continued to perform work towards the expected milestones as the parties worked toward a successor agreement. Costs for work performed in the three months ended March 31, 2019 have been classified as Cost of Sales. While the Company still anticipates entering into an agreement with UT-Battelle, no successor agreement has been reached to date and the scope of work may be more limited than originally anticipated. Accordingly, for the three months ended June 30, 2019, costs for work performed are classified as Advanced Technology Costs. We have no assurance that a successor agreement will be executed.

We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at the Technology and Manufacturing Center in Oak Ridge, Tennessee.

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

2019 Outlook Update

We anticipate 2019 SWU and uranium revenue to be in the range of $155 million to $180 million and total revenue to be in a range of $205 million to $230 million. Consistent with prior years, revenue continues to be most heavily weighted to the second half of the year. We expect to end 2019 with a cash and cash equivalents balance in a range of $105 million to $125 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional purchases or sales of SWU and uranium;

•	Conditions in the LEU and energy markets, including pricing, demand, operations, and regulations;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	Timing of execution of agreements for HALEU and with UT-Battelle, and terms established in the final definitized contracts;

•	Financial market conditions and other factors that may affect pension and benefit liabilities and the value of related assets;

•	The outcome of legal proceedings and other contingencies;

•	Potential use of cash for strategic initiatives;

•	Actions taken by customers, including actions that might affect existing contracts, as a result of market, trade and other conditions impacting Centrus’ customers and the industry; and

•	Timing of return of cash collateral supporting financial assurance for the Piketon facility.

See also “Forward Looking Statements” earlier in this report for additional information.

Results of Operations

Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$—	$32.9	$(32.9)	(100)%
Uranium revenue	2.6	—	2.6	—%
Total	2.6	32.9	(30.3)	(92)%
Cost of sales	7.7	42.9	35.2	82%
Gross loss	$(5.1)	$(10.0)	$4.9

Contract services segment
Revenue	$8.0	$6.5	$1.5	23%
Cost of sales	7.2	7.2	—	—%
Gross profit (loss)	$0.8	$(0.7)	$1.5

Total
Revenue	$10.6	$39.4	$(28.8)	(73)%
Cost of sales	14.9	50.1	35.2	70%
Gross loss	$(4.3)	$(10.7)	$6.4

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$12.4	$50.6	$(38.2)	(75)%
Uranium revenue	25.3	3.6	21.7	603%
Total	37.7	54.2	(16.5)	(30)%
Cost of sales	46.0	77.7	31.7	41%
Gross loss	$(8.3)	$(23.5)	$15.2

Contract services segment
Revenue	$11.6	$20.9	$(9.3)	(44)%
Cost of sales	13.1	13.4	0.3	2%
Gross profit	$(1.5)	$7.5	$(9.0)

Total
Revenue	$49.3	$75.1	$(25.8)	(34)%
Cost of sales	59.1	91.1	32.0	35%
Gross loss	$(9.8)	$(16.0)	$6.2

Revenue

Revenue from the LEU segment declined $30.3 million (or 92%) in the three months and $16.5 million (or 30%) in the six months ended June 30, 2019, compared to the corresponding periods in 2018, reflecting the variability in timing of utility customer orders. As noted in the 2019 Outlook Update above and consistent with prior years, revenue is anticipated to be heavily weighted to the second half of the year. There was no revenue from SWU sales in the current quarter and the volume of SWU sales declined 62% in the six-month period. The average price billed to customers for sales of SWU declined 35% in the six-month period ended June 30, 2019, compared to the corresponding period in 2018, reflecting the trend of lower SWU market prices in recent years and the particular contracts under which SWU were sold during the periods. The volume of uranium sales increased 528% in the six-month period ended June 30, 2019, compared to the corresponding period in 2018. The average price billed to customers for uranium sales increased 13% in the six-month period.

Revenue from the contract services segment increased $1.5 million (or 23%) in the three months and declined $9.3 million (or 44%) in the six months ended June 30, 2019, compared to the corresponding periods in 2018. The six-month period in 2018 included $9.5 million of revenue related to the January 2018 settlement with DOE related to past work performed.

Cost of Sales

Cost of sales for the LEU segment declined $35.2 million (or 82%) in the three months and $31.7 million (or 41%) in the six months ended June 30, 2019, compared to the corresponding periods in 2018, reflecting the decline in SWU sales volumes partially offset by the increase in uranium sales volume. The average cost of sales per SWU declined approximately 21% in the six months ended June 30, 2019, compared to the corresponding period in 2018, primarily due to lower pricing in supply contracts. Cost of sales includes legacy costs related to former employees of the Portsmouth and Paducah Gaseous Diffusion Plants of $1.8 million in the six months ended June 30, 2019 and $1.8 million in the six months ended June 30, 2018. Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $2.3 million in the six months ended June 30, 2019, including $2.0 million in second quarter of 2019.

Cost of sales for the contract services segment remained constant at 7.2 million in both the three months ended June 30, 2019 and 2018, and declined $0.3 million (or 2%) in the six months ended June 30, 2019, compared to the corresponding periods in 2018, reflecting the mix of contract services work performed in each of the periods. Cost of sales for both the three and six months ended June 30, 2019 include a loss provision of $0.5 million for the remaining initial phase of contract work to be provided under the HALEU Letter Agreement as the parties work to enter into a definitive contract.

Gross Profit (Loss)

We realized a gross loss of $4.3 million in the three months ended June 30, 2019, a decrease of $6.4 million compared to the gross loss of $10.7 million in the corresponding period in 2018. In the six months ended June 30, 2019, we realized a gross loss of $9.8 million, a decrease of $6.2 million compared to the gross loss of $16.0 million in the corresponding period in 2018.

The gross loss for the LEU segment was $5.1 million in the three months ended June 30, 2019 compared to $10.0 million in the corresponding period in 2018. In the six months ended June 30, 2019, we realized a gross loss of $8.3 million, a decrease of $15.2 million compared to the gross loss of $23.5 million in the corresponding period in 2018. The improvement was primarily due to the decline in the average cost of sales per SWU and the increase in the average price billed to customers for sales of uranium, partially offset by the decline in the average price billed to customers for sales of SWU.

For the contract services segment, we realized a gross profit of $0.8 million for the three months ended June 30, 2019, compared to a gross loss of $0.7 million in the corresponding period in 2018. In the six months ended June

30, 2019, we realized a gross loss of $1.5 million compared to a gross profit of $7.5 million in the corresponding period in 2018 that included $9.5 million of revenue from the January 2018 settlement with DOE.

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Gross loss	$(4.3)	(10.7)	$6.4	60%
Advanced technology costs	5.1	5.4	0.3	6%
Selling, general and administrative	7.7	9.7	2.0	21%
Amortization of intangible assets	1.2	1.5	0.3	20%
Special charges (credits) for workforce reductions and advisory costs	(2.9)	0.3	3.2	1,067%
Gain on sales of assets	(0.1)	(0.2)	(0.1)	(50)%
Operating loss	(15.3)	(27.4)	12.1	44%
Nonoperating components of net periodic benefit expense (income)	—	(1.7)	(1.7)	(100)%
Interest expense	1.0	1.0	—	—%
Investment income	(0.7)	(0.6)	0.1	17%
Loss before income taxes	(15.6)	(26.1)	10.5	40%
Income tax benefit	—	—	—	—%
Net loss	(15.6)	(26.1)	10.5	40%
Preferred stock dividends - undeclared and cumulative	2.0	2.0	—	—%
Net loss allocable to common stockholders	$(17.6)	$(28.1)	$10.5	37%

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Gross loss	$(9.8)	(16.0)	$6.2	39%
Advanced technology costs	11.7	13.4	1.7	13%
Selling, general and administrative	15.8	20.9	5.1	24%
Amortization of intangible assets	2.3	2.8	0.5	18%
Special charges (credits) for workforce reductions and advisory costs	(3.0)	0.9	3.9	433%
Gain on sales of assets	(0.5)	(0.3)	0.2	67%
Operating loss	(36.1)	(53.7)	17.6	33%
Nonoperating components of net periodic benefit expense (income)	(0.1)	(3.3)	(3.2)	(97)%
Interest expense	2.0	2.0	—	—%
Investment income	(1.4)	(1.2)	0.2	17%
Loss before income taxes	(36.6)	(51.2)	14.6	29%
Income tax benefit	(0.1)	(0.1)	—	—%
Net loss	(36.5)	(51.1)	14.6	29%
Preferred stock dividends - undeclared and cumulative	4.0	4.0	—	—%
Net loss allocable to common stockholders	$(40.5)	$(55.1)	$14.6	26%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our customer contracts in the contract services segment, including costs for work at the Piketon facility prior to the commencement of the HALEU work in June 2019. Costs decreased $0.3 million (or 6%) from $5.4 million to $5.1 million in the three months and decreased $1.7 million (13%) in the six months ended June 30, 2019, compared to the corresponding periods in 2018.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $2.0 million (or 21%) in the three months and $5.1 million (or 24%) in the six months ended June 30, 2019, compared to the corresponding periods in 2018. Compensation and benefits declined $1.5 million in the three-month period and $2.9 million in the six-month period. Consulting costs declined $0.4 million in the three-month period and $1.2 million in the six-month period.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which declined to $1.2 million and $2.3 million in the three months and six months ended June 30, 2019, compared to the corresponding periods in 2018. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges (Credits) for Workforce Reductions and Advisory Costs

Special charges declined $3.2 million in the three months and $3.9 million in the six months ended June 30, 2019, compared to the corresponding periods in 2018. In the six months ended June 30, 2019, special charges included a credit of $2.9 million for the reversal of accrued termination benefits for employees who were retained with the May 31, 2019 signing of the HALEU Letter Agreement. In the corresponding period in 2018, special charges consisted of estimated employee termination benefits related to corporate functions of $0.8 million and advisory costs related to updating the Company’s information technology systems of $0.1 million.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to $0 million for the three months ended June 30, 2019, compared to income of $1.7 million in the corresponding period in 2018. In the six months ended June 30, 2019, nonoperating components of net periodic benefit expense (income) netted to $0.1 million income, compared to $3.3 million income in the corresponding period in 2018. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment.

Income Tax Benefit

The income tax benefit was $0 million in the three months ended June 30, 2019 and 2018. The income tax benefit was $0.1 million the six months ended June 30, 2019 and 2018. The income tax benefit in both six-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Loss

Our net loss was $15.6 million in the three months ended June 30, 2019, compared to a net loss of $26.1 million in the three months ended June 30, 2018. The favorable variance of $10.5 million was primarily a result of a $6.4 million decline in gross loss, a $3.2 million decline in special charges, and a $2.0 million decline in SG&A expenses, partially offset by a $1.7 million decline in nonoperating components of net periodic benefit income.

Our net loss was $36.5 million in the six months ended June 30, 2019, compared to a net loss of $51.1 million in the six months ended June 30, 2018. The favorable variance of $14.6 million was primarily a result of a decline in gross loss of $6.2 million, a $5.1 million decline in SG&A expenses, $1.7 million decline in advanced technology costs, and a $3.9 million decline in special charges, partially offset by $3.2 million decline in nonoperating components of net periodic benefit income.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the three and six months ended June 30, 2019 and the corresponding periods in 2018, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended the second quarter of 2019 with a consolidated cash balance of $88.3 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, our operations and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

The financing obtained from Enrichment Corp. funds American Centrifuge costs that are outside of our customer contracts in the contract services segment and general corporate expenses, including cash interest payments on our debt. Although the most recent contract with UT-Battelle expired September 30, 2018, we continue to perform work towards the expected milestones as the parties work toward a successor agreement. However, we have no assurance that a successor agreement will be executed.

On May 31, 2019, we entered into the HALEU Letter Agreement with DOE for Centrus to demonstrate the ability to produce HALEU with existing United States origin enrichment technology and provide DOE with HALEU for near term use in its research and development for the advancement of civilian nuclear energy and security, and other programmatic missions. HALEU is an advanced nuclear reactor fuel that is not commercially available today. Pursuant to the letter agreement, the Company and DOE will work to enter into a definitive contract by October 31, 2019. The letter agreement authorizes up to $6.4 million in payments to the Company as the parties work to enter into a definitive contract. According to the letter agreement, the definitive contract is anticipated to be an incrementally funded, cost reimbursable contract with DOE reimbursing up to 80% of the costs and the Company incurring 20% of the project costs. It is anticipated that the definitive contract will run through June 1, 2022, and the total amount of DOE’s share will be capped at $115 million. However, we have no assurance that a definitive contract will be executed. Based upon the anticipated cost share described above, and the total amount of DOE’s share of $115 million, the Company’s cost share would be approximately $29 million. Any costs incurred above these amounts would be borne by the Company.

We lease gas centrifuge enrichment plant facilities and related personal property in Piketon, Ohio from DOE. We previously provided financial assurance to DOE for lease turnover obligations in the form of surety bonds that were fully cash collateralized. In the three months ended June 30, 2019, we completed our lease turnover obligations, DOE released the bonds and we received the cash collateral of $13.5 million. In addition, we have previously provided financial assurance to the NRC for the D&D of the facility in the form of surety bonds that are fully cash collateralized by us for $16.9 million. The Company has completed the D&D work required for elimination of financial assurance under NRC license requirements and is working with the NRC to have the surety bonds cancelled, which would permit the Company to receive the cash collateral.

In connection with the HALEU Letter Agreement, DOE and Centrus amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. The lease was renewed and extended until May 31, 2022, provided, however, that DOE has the right to terminate the lease if the parties do not enter into a definitive contract as contemplated by the letter agreement. Any facilities or equipment constructed or installed under contract with DOE will be owned by DOE, may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its decontamination and decommissioning.

In the event that funding by the U.S. government for research, development and demonstration of gas centrifuge technology is reduced or discontinued, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

Capital expenditures are expected to be insignificant for the next 12 months.

The change in cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(45.1)	$(65.7)
Cash provided by investing activities	0.5	0.2
Cash used in financing activities	(3.1)	(3.0)
Decrease in cash, cash equivalents and restricted cash	$(47.7)	$(68.5)

Operating Activities

In the six months ended June 30, 2019, net cash used in operating activities was $45.1 million. Sources of cash included the net reduction in receivables of $24.6 million in the six-month period. The net reduction of $31.1 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the period. Uses of cash also included the net loss of $36.7 million in the six months, net of non-cash expenses.

In the corresponding period in 2018, net cash used in operating activities was $65.7 million. The net reduction of $59.9 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the six months ended June 30, 2018. The operating loss of $53.7 million in the six months ended June 30, 2018, net of non-cash expenses, was a use of cash. Sources of cash included the net reduction in receivables from utility customers of $18.9 million.

Investing Activities

There were no significant capital expenditures in the six months ended June 30, 2019 and 2018. Sales of unneeded assets and property yielded net proceeds of $0.5 and $0.3 million in the six months ended June 30, 2019 and the corresponding period in 2018, respectively.

Financing Activities

In the six months ended June 30, 2019 and the corresponding period in 2018, payments of $3.1 million and $3.0 million, respectively, of interest classified as debt are classified as a financing activity. Refer to Note 7, Debt, of the condensed consolidated financial statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$88.3	$123.1
Accounts receivable	30.2	60.2
Inventories, net	82.7	26.7
Deposits for financial assurance	18.0	30.3
Current debt	(33.6)	(32.8)
Other current assets and liabilities, net	(173.9)	(161.7)
Working capital	$11.7	$45.8

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027.

The principal amount of the 8% PIK Toggle Notes is increased by any payment of interest in the form of in-kind PIK payments. We have the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of PIK payments. The 8% PIK Toggle Notes are guaranteed and secured on a subordinated, conditional, and limited basis by Enrichment Corp. The 8% PIK Toggle Notes mature on September 30, 2019. However, the maturity date can be extended to September 30, 2024, upon the satisfaction of certain funding conditions described in the applicable indenture relating to the funding, under binding agreements, of (i) the American Centrifuge project or (ii) the implementation and deployment of a National Security Train Program utilizing American Centrifuge technology.

Additional terms and conditions of the 8.25% Notes and the 8% PIK Toggle Notes are described in Note 7, Debt, of the unaudited condensed consolidated financial statements and Note 9, Debt, of the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent dividends are declared by the Board of Directors and certain criteria are met. We have not met these criteria for the periods from issuance through June 30, 2019, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of June 30, 2019. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 15, Stockholders’ Equity, of the audited consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by us using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. There is currently no commercial enrichment facility producing LEU using DOE centrifuge technology. We are continuing to advance our U.S. centrifuge technology that has evolved from DOE inventions at specialized facilities in Oak Ridge, Tennessee, with a view to deploying a commercial enrichment facility over the long term once market conditions recover.

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at June 30, 2019, or December 31, 2018.

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

As of June 30, 2019, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the previously identified material weakness in internal control over financial reporting, which continued to exist as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The parties filed cross motions for partial summary judgment to seek a judicial determination of two issues related to the calculation of the pension liability and the entitlement of Centrus to reimbursement for postretirement benefit costs. The Court ruled on the pension calculation methodology and ruled Centrus was entitled to recover costs associated with postretirement benefits for employees afforded protection under the USEC Privatization Act. At the Government’s request, the Court has issued a revised scheduling order providing for fact discovery to close on August 30, 2019, expert opinions to be disclosed by October 25, 2019 and expert discovery to close on November 22, 2019. A status report is due by December 2, 2019. The Company is still pursuing settlement.

On May 26, 2019, the Company, its subsidiary United States Enrichment Corp. (“Enrichment Corp.”), and five other Department of Energy (“DOE”) contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Plaintiffs are seeking to represent a class of (i) all current or former residents within a 7-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The Company and Enrichment Corp. have not been served with the complaint. The Company believes that its operations at the Portsmouth GDP site and American Centrifuge Plant site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further the Company believes that any such liability should be covered by our indemnification under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 28, 2019, the Company, its subsidiary Enrichment Corp. and four other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by Ray Pritchard and Sharon Melick (collectively, the “Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Plaintiffs are seeking to represent a class of all current or former residents within a 7-mile radius of the Portsmouth GDP site. The Company and Enrichment Corp. have not been served with the complaint. The Company believes that its operations at the Portsmouth GDP site and American Centrifuge Plant site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further the Company believes that any such liability should be covered by our indemnification under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

10.1	Letter Agreement dated May 31, 2019 between Centrus Energy Corp. and the U.S. Department of Energy (a)

10.2	Amendment to Appendix 1 Lease Agreement between the U.S. Department of Energy and United States Enrichment Corporation for the Gas Centrifuge Enrichment Plant, dated as of May 31, 2019 (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed in interactive data file (XBRL) format.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

August 12, 2019	/s/ Marian K. Davis
Marian K. Davis
Senior Vice-President, Chief Financial Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)