Form 10-Q
period 2019-09-30
CENTRUS ENERGY CORP
filed 2019-11-08
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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
*The rights currently transfer with the shares of Common Stock

As of November 1, 2019, there were 8,051,307 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 1,406,082 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 - that is, statements related to future events. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include: risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock; risks related to the use of our net operating loss (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our Class A Common Stock on the NYSE American LLC (the “NYSE American”); risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks related to the Company’s capital concentration; the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”), under a commercial supply agreement with TENEX and deliveries under a long-term supply agreement with Orano Cycle (“Orano”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks associated with our reliance on third-party suppliers to provide essential products and services to us; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions, including government reviews, that may be taken by the U.S. government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements; the impact of government regulation including by the U.S. Department of Energy (“DOE”) and the U.S. Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for the American Centrifuge project and our ability to perform under our agreement with DOE to demonstrate the capability to produce high assay low enriched uranium (“HALEU”) and our ability to obtain and/or perform under our future agreements with the DOE, UT-Battelle, LLC (“UT-Battelle”), the management and operating contractor for Oak Ridge National Laboratory (“ORNL”), for continued research and development of the American Centrifuge technology; the potential for further demobilization or termination of our American Centrifuge work; risks related to our ability to perform and receive timely payment under agreements with the DOE, including risk and uncertainties related to the ongoing funding of the government and potential audits; the competitive bidding process associated with obtaining a federal contract; risks related to our ability to perform fixed-price contracts, including the risk that costs could be higher than expected; risks that we will be unable to obtain new business opportunities, achieve market acceptance of our products and services or that products or services provided by others will render our goods or services obsolete or noncompetitive; risks that we will not be able to timely complete the work that we are obligated to perform; failures or security breaches of our information technology systems; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the identification of a material weakness in our internal controls over financial reporting; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including under Part 1. Item1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$77.2	$123.1
Accounts receivable	19.1	60.2
Inventories	105.2	129.7
Deferred costs associated with deferred revenue	136.1	134.9
Deposits for financial assurance	17.2	30.3
Other current assets	8.3	6.3
Total current assets	363.1	484.5
Property, plant and equipment, net of accumulated depreciation of $2.1 as of September 30, 2019 and $1.6 as of December 31, 2018	3.8	4.2
Deposits for financial assurance	5.7	6.3
Intangible assets, net	71.9	76.0
Other long-term assets	6.7	0.7
Total assets	$451.2	$571.7

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$42.0	$52.4
Payables under SWU purchase agreements	13.0	46.0
Inventories owed to customers and suppliers	36.9	103.0
Deferred revenue and advances from customers	233.1	204.5
Current debt	6.1	32.8
Total current liabilities	331.1	438.7
Long-term debt	114.1	120.2
Postretirement health and life benefit obligations	130.3	136.2
Pension benefit liabilities	159.0	168.9
Advances from customers	29.4	15.0
Other long-term liabilities	22.7	14.6
Total liabilities	786.6	893.6
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $125.2 as of September 30, 2019 and $119.3 as of December 31, 2018	4.6	4.6
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 8,051,307 and 8,031,308 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 1,406,082 shares issued and outstanding as of September 30, 2019 and December 31, 2018	0.1	0.1
Excess of capital over par value	61.4	61.2
Accumulated deficit	(402.2)	(388.5)
Accumulated other comprehensive income, net of tax	(0.1)	(0.1)
Total stockholders’ deficit	(335.4)	(321.9)
Total liabilities and stockholders’ deficit	$451.2	$571.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Separative work units	$75.0	$17.6	$87.4	$68.2
Uranium	12.8	11.3	38.1	14.9
Contract services	16.9	5.2	28.5	26.1
Total revenue	104.7	34.1	154.0	109.2
Cost of Sales:
Separative work units and uranium	54.4	20.9	100.4	98.6
Contract services	14.8	5.4	27.9	18.8
Total cost of sales	69.2	26.3	128.3	117.4
Gross profit (loss)	35.5	7.8	25.7	(8.2)
Advanced technology costs	1.3	5.8	13.0	19.2
Selling, general and administrative	8.7	8.8	24.5	29.7
Amortization of intangible assets	1.8	1.7	4.1	4.5
Special charges (credits) for workforce reductions and advisory costs	0.8	0.6	(2.2)	1.5
Gain on sales of assets	(0.2)	—	(0.7)	(0.3)
Operating income (loss)	23.1	(9.1)	(13.0)	(62.8)
Nonoperating components of net periodic benefit expense (income)	(0.1)	(1.6)	(0.2)	(4.9)
Interest expense	0.9	1.0	2.9	3.0
Investment income	(0.5)	(0.7)	(1.9)	(1.9)
Income (loss) before income taxes	22.8	(7.8)	(13.8)	(59.0)
Income tax benefit	—	—	(0.1)	(0.1)
Net income (loss) and comprehensive income (loss)	22.8	(7.8)	(13.7)	(58.9)
Preferred stock dividends - undeclared and cumulative	1.9	1.9	5.9	5.9
Net income (loss) allocable to common stockholders	$20.9	$(9.7)	$(19.6)	$(64.8)

Net income (loss) per common share:
Basic	$2.18	$(1.06)	$(2.05)	$(7.11)
Diluted	$2.17	$(1.06)	$(2.05)	$(7.11)
Average number of common shares outstanding (in thousands):
Basic	9,582	9,133	9,560	9,118
Diluted	9,626	9,133	9,560	9,118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2019	2018
OPERATING
Net loss	$(13.7)	$(58.9)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4.5	5.1
PIK interest on paid-in-kind toggle notes	1.1	1.2
Gain on sales of assets	(0.7)	(0.3)
Inventory valuation adjustments	2.3	—
Changes in operating assets and liabilities:
Accounts receivable	31.3	57.6
Inventories, net	(9.3)	30.6
Payables under SWU purchase agreements	(33.0)	(64.8)
Deferred revenue and advances from customers, net of deferred costs	18.9	(16.7)
Accounts payable and other liabilities	(11.2)	(10.3)
Pension and postretirement liabilities	(15.9)	(21.4)
Other, net	(0.8)	0.2
Cash used in operating activities	(26.5)	(77.7)

INVESTING
Capital expenditures	—	(0.1)
Proceeds from sales of assets	0.7	0.4
Cash provided by investing activities	0.7	0.3

FINANCING
Principal payments on debt	(27.5)	—
Payments for deferred financing costs	(0.2)	—
Payment of interest classified as debt	(6.1)	(6.1)
Cash used in financing activities	(33.8)	(6.1)

Decrease in cash, cash equivalents and restricted cash	(59.6)	(83.5)
Cash, cash equivalents and restricted cash, beginning of period (1)	159.7	244.8
Cash, cash equivalents and restricted cash, end of period (1)	$100.1	$161.3

Supplemental cash flow information:
Interest paid in cash	$1.5	$0.8
Non-cash activities:
Conversion of interest payable-in-kind to debt	$0.7	$1.7
Deferred financing costs included in accounts payable and accrued liabilities	$0.4	$—
Right to use lease assets acquired under operating lease	$2.9	$—
Disposal of right to use lease assets for early termination	$0.2	$—
_______________

(1) Refer to Note 4, Cash, Cash Equivalents and Restricted Cash.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2018	$4.6	$0.8	$0.1	$61.2	$(388.5)	$(0.1)	$(321.9)
Net loss for the three months ended March 31, 2019	—	—	—	—	(20.9)	—	(20.9)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at March 31, 2019	4.6	0.8	0.1	61.3	(409.4)	(0.1)	(342.7)

Net loss for the three months ended June 30, 2019	—	—	—	—	(15.6)	—	(15.6)
Balance at June 30, 2019	4.6	0.8	0.1	61.3	(425.0)	(0.1)	(358.3)

Net income for the three months ended September 30, 2019					22.8		22.8
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at September 30, 2019	$4.6	$0.8	$0.1	$61.4	$(402.2)	$(0.1)	$(335.4)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2017	$4.6	$0.8	$0.1	$60.0	$(284.5)	$0.1	$(218.9)
Adoption of Accounting Standards Codification 606 as of January 1, 2018	—	—	—	—	0.1	—	0.1
Net loss for the three months ended March 31, 2018	—	—	—	—	(25.0)	—	(25.0)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	$0.1
Balance at March 31, 2018	4.6	0.8	0.1	60.1	(309.4)	0.1	$(243.7)

Net loss for the three months ended June 30, 2018	—	—	—	—	(26.1)	—	(26.1)
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.1)	(0.1)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at June 30, 2018	4.6	0.8	0.1	60.2	(335.5)	—	(269.8)

Net loss for the three months ended September 30, 2018	—	—	—	—	(7.8)	—	(7.8)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at September 30, 2018	$4.6	$0.8	$0.1	$60.3	$(343.3)	$—	$(277.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2018, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and nine months ended September 30, 2019 and 2018 are insignificant.

Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2018.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$53.7	$0.3	$91.4	$54.3
Foreign	34.1	28.6	34.1	28.8
Revenue - SWU and uranium	$87.8	$28.9	$125.5	$83.1

Refer to Note 13, Segment Information, for disaggregation of revenue by segment. Disaggregation by end-market is provided in Note 13 and the condensed consolidated statements of operations. SWU and uranium sales are made primarily to electric utility customers. Contract services revenue resulted primarily from services provided to the government and its contractors and, in the first quarter of 2018, the settlement with the U.S. Department of Energy (“DOE”) and the U.S. government. SWU and uranium revenue is recognized at point of sale and contract services revenue is generally recognized over time.

Contract Balances

The following table represents changes in contract assets and contract liabilities balances (in millions):

	September 30, 2019	December 31, 2018	Year-To-Date Change
Contract assets
Accounts receivable:
Billed	$8.8	$50.4	$(41.6)
Unbilled	10.3	—	10.3
Uranium feed receivable	—	9.8	(9.8)
Accounts receivable	$19.1	$60.2	$(41.1)

Deferred costs associated with deferred revenue	$136.1	$134.9	$1.2

Contract liabilities
Accounts payable and accrued liabilities	$0.2	$—	$0.2
Deferred revenue - current	$209.8	$204.5	$5.3
Advances from customers - current	$23.3	$—	$23.3
Advances from customers - noncurrent	$29.4	$15.0	$14.4

Deferred cost and deferred revenue activity in the nine months ended September 30, 2019, follows (in millions):

	Deferred Sales in the Period	Previously Deferred Sales Recognized in the Period	Year-To-Date Change
Deferred costs associated with deferred revenue	$3.8	$(2.6)	$1.2
Deferred revenue	16.0	(10.7)	5.3

LEU Segment

Under the terms of certain contracts with customers in the low-enriched uranium (“LEU”) segment, the Company will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable. In the three and nine months ended September 30, 2019, SWU revenue of $23.4 million was recognized under such contracts based on the fair market value of uranium acquired in exchange for SWU delivered. Uranium received from customers as advance payments for the future sales of SWU totaled $52.7 million as of September 30, 2019. The advance payments are included in either Advances from Customers, Current or Advances from Customers, Noncurrent, based on the anticipated SWU sales period.

In the three months ended September 30, 2019, the Company borrowed SWU inventory valued at $1.7 million from a customer under terms that require repayment within 48 months. The Company recorded the SWU and the related liability for the borrowings using an average purchase price over the borrowing period. The cumulative liability to the customer of $9.0 million for borrowed inventory is included in Other Liabilities, which is included in noncurrent liabilities.

Contract Services Segment

Revenue for the contract services segment, representing the Company’s technical, manufacturing, engineering, procurement, construction and operations services offered to public and private sector customers, is recognized over the contractual period as services are rendered.

On October 31, 2019, the Company signed a three-year $115 million contract with DOE (“the HALEU Agreement”) to deploy a cascade of centrifuges to demonstrate production of high-assay, low-enriched uranium (“HALEU”) fuel for advanced reactors. HALEU is a component of an advanced nuclear reactor fuel that is not commercially available today and may be required for a number of advanced reactor designs currently under development in both the commercial and government sectors. The program has been under way since May 31, 2019, when the Company and DOE signed a preliminary agreement (“the HALEU Letter Agreement”) that allowed work to begin while the full contract was being finalized.

The HALEU Agreement is an incrementally funded, cost reimbursable contract with DOE reimbursing up to 80% of total program costs up to a maximum amount of $115 million. The corresponding 20 percent cost share for the Company would be $29 million. Any costs incurred above these amounts would increase the Company’s cost share. Based on current program cost estimates under review, Centrus expects to recognize a portion of its anticipated total cost share as a loss in the fourth quarter of 2019 in the approximate range of $17-22 million. The total cost share is expected to exceed $29 million, including certain operating costs in support of the program that will be recognized as expense as incurred over the three-year contract term. The anticipated loss on the contract will be adjusted if necessary over the contract term based on actual results and remaining cost projections. Under the HALEU Agreement, DOE is currently obligated for costs up to $35 million of the $115 million and is authorized for payments to the Company up to $35 million. The Company received cash payments of $3.4 million through September 30, 2019.

For the quarter ended June 30, 2019, the Company recorded a loss provision of $0.5 million which represented the anticipated gross loss for the remaining initial phase of contract work performed under the HALEU Letter Agreement as the parties worked to enter into a definitive contract. In the three months ended September 30, 2019, the loss provision was reduced by $0.3 million and the remaining accrued loss provision as of September 30, 2019 for the remaining initial phase of the contract work through October 31, 2019, is $0.2 million.

Services to be provided over the three-year HALEU Agreement include constructing and assembling centrifuge machines and related infrastructure in a cascade formation. Provisions for losses are recognized in advance for such an integrated, construction-type contract when costs are projected to exceed estimates of total revenue to be earned. The loss provision is recorded to Cost of Sales in the period the loss is determined and is reflected in Current Liabilities.

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

LEU Segment Order Book

The SWU component of LEU is typically bought and sold under long-term contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book sales under contract in the LEU segment (“order book”) extends to 2030. The order book represents the Company’s remaining performance obligations under these contracts and includes the Deferred Revenue and Advances from Customers amounts in the Contract Balances table above. As of September 30, 2019 and December 31, 2018, the order book was $1.0 billion, reflecting completed deliveries and new contracts signed in the nine months ended September 30, 2019.

Most of the Company’s contracts provide for fixed purchases of SWU during a given year. The Company’s estimate of the aggregate dollar amount of future SWU and uranium sales is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. The Company’s order book estimate is also based on the Company’s estimates of selling prices, which may be subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

3. SPECIAL CHARGES

As a result of the HALEU Letter Agreement, special charges in the three and nine months ended September 30, 2019, included a credit of $2.9 million for the reversal of accrued termination benefits for employees who were retained at the Company’s facility in Piketon, Ohio. For the nine months ended September 30, 2018, special charges totaled $1.5 million, consisting of estimated employee termination benefits related to corporate functions of $1.4 million and advisory costs related to updating the Company’s information technology systems of $0.1 million. The remaining balance of termination benefits of $1.0 million is expected to be paid within twelve months and is classified in Accounts Payable and Accrued Liabilities in the condensed consolidated balance sheet.

A summary of termination benefit activity and the accrued liability follows (in millions):

	Liability December 31, 2018	Nine Months Ended September 30, 2019		Liability September 30, 2019
		Charges (Credits) for Termination Benefits	Paid/ Settled
Workforce reductions:
Corporate functions	$0.9	$0.7	$(0.8)	$0.8
Piketon facility	3.2	(2.9)	(0.1)	0.2
Total	$4.1	$(2.2)	$(0.9)	$1.0

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the condensed consolidated balance sheet to amounts on the condensed consolidated statement of cash flows (in millions):

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$77.2	$123.1
Deposits for financial assurance - current	17.2	30.3
Deposits for financial assurance - noncurrent	5.7	6.3
Total cash, cash equivalents and restricted cash	$100.1	$159.7

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	September 30, 2019		December 31, 2018
	Current	Long-Term	Current	Long-Term
NRC license	$17.0	$—	$16.6	$—
DOE lease	—	—	13.5	—
Workers compensation	—	5.4	—	6.0
Other	0.2	0.3	0.2	0.3
Total deposits for financial assurance	$17.2	$5.7	$30.3	$6.3

Piketon Facility Obligations and Surety Bonds

Centrus leases gas centrifuge enrichment plant facilities and related personal property in Piketon, Ohio from DOE. Centrus previously provided financial assurance to DOE for lease turnover obligations in the form of surety bonds that were fully cash collateralized. On May 31, 2019, DOE and Centrus amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. In the second quarter of 2019, Centrus completed its lease turnover obligations related to the term ended June 30, 2019. DOE released the bonds and Centrus received the cash collateral of $13.5 million. In addition, Centrus has previously provided financial assurance to the U.S. Nuclear Regulatory Commission (“NRC”) for the decontamination and decommissioning (“D&D”) of the facility in the form of surety bonds that are fully cash collateralized by Centrus. The Company completed the D&D work and, on September 23, 2019, the NRC cancelled the financial assurance instruments. On October 4, 2019, the Company received the cash collateral of $17.0 million from the cancellation of the surety bonds.

Financial Assurance for Workers’ Compensation

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or letters of credit that are fully cash collateralized by Centrus. As each state determines that the likelihood of further workers’ compensation obligations related to the period of self-insurance is reduced, the surety bond or letters of credit are subject to cancellation and the Company would receive the cash collateral. During the three months ended September 30, 2019, the Company received $0.6 million as return of cash collateral related to the cancellation of a letter of credit.

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	September 30, 2019			December 31, 2018
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$12.1	$—	$12.1	$20.1	$3.6	$16.5
Uranium	93.1	36.9	56.2	109.6	99.4	10.2
Total	$105.2	$36.9	$68.3	$129.7	$103.0	$26.7

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. Valuation adjustments for uranium inventory to reflect declines in uranium market price indicators totaled $2.3 million in the nine months ended September 30, 2019. There were no valuation adjustments in the three months ended September 30, 2019, or the three and nine months ended September 30, 2018.

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

	September 30, 2019			December 31, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$28.6	$26.0	$54.6	$28.0	$26.6
Customer relationships	68.9	23.0	45.9	68.9	19.5	49.4
Total	$123.5	$51.6	$71.9	$123.5	$47.5	$76.0

7. DEBT

A summary of debt is as follows (in millions):

		September 30, 2019		December 31, 2018
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	39.8	6.1	45.9
8.25% Notes		$6.1	$114.1	$6.1	$120.2

8% PIK Toggle Notes	Sep. 2019	$—	$—	$26.7	$—

Total		$6.1	$114.1	$32.8	$120.2

Repayment of 8% PIK Toggle Notes

On September 30, 2019, the Company repaid the outstanding 8% PIK Toggle Notes that matured on September 30, 2019. The Company paid a total of $28.5 million, including $1.0 million in accrued interest. The payment was made in accordance with the terms of the Indenture dated September 30, 2014 (as amended, supplanted, or otherwise modified from time to time) among the Company, the Company’s subsidiary, United States Enrichment Corp., as the note guarantor, and Delaware Trust Company, as trustee and collateral agent. The payment constituted full satisfaction and discharge of the Indenture and the Notes.

Interest on the 8% PIK Toggle Notes was payable semi-annually in arrears on March 31 and September 30 based on a 360-day year consisting of twelve 30-day months. The principal amount was increased by any payment of interest in the form of PIK payments. The Company had the option to pay up to 5.5% per annum of interest due on the 8% PIK Toggle Notes in the form of in-kind PIK payments. For the semi-annual interest periods in 2018 and 2019, the Company elected to pay interest in the form of PIK payments at 5.5% per annum. Financing costs for the issuance of the 8% PIK Toggle Notes were deferred and were amortized on a straight-line basis, which approximates the effective interest method, over the life of the 8% PIK Toggle Notes. The remaining financing costs were amortized with the final payment on September 30, 2019.

8.25% Notes

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As described above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of September 30, 2019, and December 31, 2018, $6.1 million of interest is recorded as current and classified as Current Debt in the condensed consolidated balance sheet.

Additional terms and conditions of the 8.25% Notes and the 8% PIK Toggle Notes are described in Note 9, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets exclude lease incentives. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term. The weighted-average remaining lease term was 4.0 years at September 30, 2019, with maturity dates ranging from July 2021 to September 2027, and the weighted-average discount rate was 12.1%. Lease expense amounted to $0.8 million in the three months and $1.9 million for the nine months ended September 30, 2019. Lease expense was $0.9 million in the three months ended and $2.6 million for the nine months ended September 30, 2018. Lease expense primarily related to operating leases and for the nine months ended September 30, 2019 includes a $0.5 million credit from DOE for true up of prior year lease expense. Other amounts related to short-term lease expense were insignificant. Operating lease expense is included in Cost of Sales, Selling, General and Administrative Expenses and Advance Technology Costs on the Statement of Operations. Cash paid for amounts included in operating cash flows for operating leases was $0.8 million in the three months and $2.1 million for the nine months ended September 30, 2019.

The Company leases gas centrifuge enrichment plant facilities and related personal property in Piketon, Ohio from DOE. On May 31, 2019, in connection with the HALEU Letter Agreement, DOE and the Company amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. The lease was renewed and extended until May 31, 2022, provided, however, that the lease may be terminated early upon completion of the work under the HALEU Agreement. Any facilities or equipment constructed or installed under contract with DOE will be owned by DOE and may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its decontamination and decommissioning. The Company accounted for the amendment as a modification and reassessed its classification. The Company classified the lease as an operating lease as the lease does not contain a transfer of ownership or purchase option, the fair value of the underlying asset cannot be practicably determined, and the economic life of the asset is indeterminate. The remeasurement of the remaining future lease payments through May 31, 2022 resulted in the recording of $2.9 million of additional lease assets and liabilities related to the modification. The modification resulted in an insignificant impact on the consolidated statement of operations.

Centrus had a lease with DOE for centrifuge testing facilities in Oak Ridge through December 2019. In connection with the completion of work performed for decontamination and decommissioning of the facility, the Company terminated the lease on September 30, 2019. The Company derecognized the remaining lease asset and related liability of $0.2 million. There was no gain or loss associated with the termination of the lease.

Operating Lease Assets and Liabilities

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions).

	September 30, 2019	Classification on the Balance Sheet
Lease assets	$6.4	Other long-term assets
Lease liabilities:
Current	2.0	Accounts payable and accrued liabilities
Noncurrent	6.8	Other long-term liabilities
Total lease liabilities	$8.8

Maturity of Operating Lease Liabilities

The table below reconciles undiscounted payments for operating leases with terms greater than 12 months to the operating lease liabilities recorded on the balance sheet (in millions).

Remainder of 2019	$0.7
2020	2.6
2021	2.6
2022	1.7
2023	1.0
Thereafter	3.8
Total lease payments	12.4
Less imputed interest	3.6
Present value of lease payments	$8.8

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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$77.2	$—	$—	$77.2	$123.1	$—	$—	$123.1
Deferred compensation asset (a)	1.6	—	—	1.6	1.4	—	—	1.4

Liabilities:
Deferred compensation obligation (a)	$1.6	$—	$—	$1.6	$1.4	$—	$—	$1.4

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

Other Financial Instruments

As of September 30, 2019, and December 31, 2018, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	September 30, 2019			December 31, 2018
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$120.2	(b)	$59.6	$126.3	(b)	$57.9
8% PIK Toggle Notes	—		—	26.7		21.8
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.

(b)	The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 7, Debt.

10. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service costs	$0.8	$0.9	$2.4	$2.5
Interest costs	7.5	7.1	22.7	21.5
Expected return on plan assets (gains)	(9.1)	(10.3)	(27.3)	(30.7)
Net periodic benefit (credits)	$(0.8)	$(2.3)	$(2.2)	$(6.7)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest costs	$1.5	$1.5	$4.5	$4.4
Amortization of prior service costs (credits), net	—	—	(0.1)	(0.1)
Net periodic benefit costs	$1.5	$1.5	$4.4	$4.3

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator (in millions):
Net income (loss)	$22.8	$(7.8)	$(13.7)	$(58.9)
Preferred stock dividends - undeclared and cumulative	1.9	1.9	5.9	5.9
Net income (loss) allocable to common stockholders	$20.9	$(9.7)	$(19.6)	$(64.8)

Denominator (in thousands):
Average common shares outstanding - basic	9,582	9,133	9,560	9,118
Potentially dilutive shares related to stock options and restricted stock units (a)	44	—	—	—
Average common shares outstanding - diluted	9,626	9,133	9,560	9,118

Net income (loss) per common share (in dollars):
Basic	$2.18	$(1.06)	$(2.05)	$(7.11)
Diluted	$2.17	$(1.06)	$(2.05)	$(7.11)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	—	3	67	10

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	460	360	460	360

12. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

A major supplier of SWU to the Company is the Russian government entity TENEX, Joint-Stock Company (“TENEX”). Under a 2011 agreement with TENEX, as amended, (the “Russian Supply Agreement”), the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU.

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

The Russian Supply Agreement provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU. In such a case, the Company would pay for the SWU but have to take the unordered SWU in the following year.

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

Milestones Under the 2002 DOE-USEC Agreement

The Company and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. DOE consented to the assumption by Centrus of the 2002 DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances.

DOE has specific remedies under the 2002 DOE-USEC Agreement if Centrus fails to meet a milestone that would adversely impact its ability to begin commercial operations of the American Centrifuge Plant on schedule, and such delay was within Centrus’ control or was due to its fault or negligence or if Centrus abandons or constructively abandons the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology.

The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the American Centrifuge Plant milestone under the 2002 DOE-USEC Agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The Company notified DOE that it had not met the June 2014 milestone within the time period provided due to events beyond its control and without the fault or negligence of the Company. The assumption of the 2002 DOE-USEC Agreement provided for in the plan of reorganization in the Company’s 2014 Chapter 11 bankruptcy (now completed) did not affect the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all-time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones since March 5, 2014, including the June 2014 and November 2014 milestones, and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Legal Matters

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The parties filed cross motions for partial summary judgment to seek a judicial determination of two issues related to the calculation of the pension liability and the entitlement of Centrus to reimbursement for postretirement benefit costs. The Court ruled on the pension calculation methodology and ruled Centrus was entitled to recover costs associated with postretirement benefits for employees afforded protection under the USEC Privatization Act. At the Parties’ request, the Court has issued a revised scheduling order providing for expert opinions to be disclosed by November 8, 2019, exchange of expert response reports on December 9, 2019, and expert discovery to close on January 9, 2020. A status report is due by January 15, 2020. The Company is still pursuing settlement.

On May 26, 2019, the Company, its subsidiary United States Enrichment Corp. (“Enrichment Corp.”), and five other DOE contractors who have operated facilities at the Portsmouth Gaseous Diffusion Plant (including, in the case of the Company, the American Centrifuge Plant site located on the premises) (the “Portsmouth GDP” site) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Plaintiffs are seeking to represent a class of (i) all current or former residents within a 7-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further the Company believes that any such liability should be covered by our indemnification under the Price-Anderson Act. The Company and Enrichment Corp. has provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 28, 2019, the Company, Enrichment Corp., and four other Department of Energy (“DOE”) contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by Ray Pritchard and Sharon Melick (collectively, the “Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Plaintiffs are seeking to represent a class of all current or former residents within a 7-mile radius of the Portsmouth GDP site. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further the Company believes that any such liability should be covered by our indemnification under the Price-Anderson Act. The Company and Enrichment Corp. has provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

13. SEGMENT INFORMATION

Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
LEU segment:
Separative work units	$75.0	$17.6	$87.4	$68.2
Uranium	12.8	11.3	38.1	14.9
Total	87.8	28.9	125.5	83.1
Contract services segment	16.9	5.2	28.5	26.1
Total revenue	$104.7	$34.1	$154.0	$109.2

Segment Gross Profit (Loss)
LEU segment	$33.4	$8.0	$25.1	$(15.5)
Contract services segment	2.1	(0.2)	0.6	7.3
Gross profit (loss)	$35.5	$7.8	$25.7	$(8.2)

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended September 30, 2019, three customers in the LEU segment represented $39.0 million, $23.4 million, and $10.7 million, respectively, of revenue and one customer in the contract services segment represented $15.2 million of revenue. In the nine months ended September 30, 2019, two customers in the LEU segment represented $74.0 million and $23.4 million, respectively, of revenue and one customer in the contract services segment represented $23.9 million of revenue.

In the three months ended September 30, 2018, two customers in the LEU segment represented $17.5 million and $6.5 million, respectively, of revenue and one customer in the contract services segment represented $4.3 million of revenue. In the nine months ended September 30, 2018, three customers in the LEU segment represented $17.6 million, $15.1 million, and $14.4 million, respectively, of revenue and one customer in the contract services segment represented $13.6 million.

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

Our contract services segment utilizes the unique technical expertise, operational experience and specialized facilities that we developed over nearly two decades as part of our uranium enrichment technology program. We are leveraging these capabilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

With the specialized capabilities and workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, we are performing technical, engineering and manufacturing services for a range of commercial and government customers and actively working to secure new customers. Our experience developing, licensing and manufacturing advanced nuclear fuels and technologies positions us to provide critical design, engineering, manufacturing and other services to a broad range of potential clients, including those involving sensitive or classified technologies. This work includes design, engineering, manufacturing and licensing services support for advanced reactor and fuel fabrication projects. Based on our experience at our uranium enrichment facilities, we also performed decontamination and decommissioning (“D&D”) work for the U.S. government in Oak Ridge, Tennessee.

With several decades of experience in enrichment, we continue to be a leader in the development of an advanced U.S. uranium enrichment technology, which we believe could play a critical role in supplying fuel for advanced reactors, meeting U.S. national and energy security needs, and achieving our nation’s nonproliferation objectives.

On October 31, 2019, we signed a three-year $115 million contract with DOE (“the HALEU Agreement”) to deploy a cascade of centrifuges to demonstrate production of high-assay, low-enriched uranium (“HALEU”) fuel with existing United States origin enrichment technology and provide DOE with HALEU for near term use in its research and development for the advancement of civilian nuclear energy and security, and other programmatic missions. The program has been under way since May 31, 2019, when the Company and DOE signed a preliminary agreement (“the HALEU Letter Agreement”) that allowed work to begin while the full contract was being finalized.

HALEU is a component of an advanced nuclear reactor fuel that is not commercially available today and may be required for a number of advanced reactor designs currently under development in both the commercial and government sectors. Existing reactors typically operate on LEU with the uranium-235 isotope concentration just below 5%. HALEU has a uranium-235 concentration of up to 20%, giving it several potential technical and economic advantages. For example, the higher concentration of uranium means that fuel assemblies and reactors can be smaller and reactors will require less frequent refueling. Reactors can also achieve higher “burnup” rates, meaning a smaller volume of fuel will be required overall and less waste will be produced. HALEU may also be used in the future to fabricate next-generation fuel forms for the existing fleet of reactors in the United States and around the world; these new HALEU-based fuels could bring improved economics and inherent safety features while increasing the amount of electricity that can be generated at existing reactors.

Centrus believes its investment in the technology will position the Company to meet the needs of its customers as they deploy advanced reactors and next generation fuels. There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

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

Competition and Foreign Trade

Russian Suspension Agreement

Imports into the United States of LEU and other uranium products produced in the Russian Federation, including LEU imported by Centrus under the long-term supply agreement we signed with the Russian government entity TENEX, Joint-Stock Company (“TENEX”) in 2011, as amended, are subject, through 2020, to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement (“RSA”), as amended in 2008. These quotas limit the amount of Russian LEU that can be imported into the United States for U.S. consumption.

The U.S. Department of Commerce (“DOC”) is currently conducting an administrative review of the current status of, and compliance with, the RSA during the period October 2017 through September 2018 (the “Second Administrative Review”). In an earlier review, completed in December 2017, the DOC said that in the Second Administrative Review, the DOC would conduct an analysis of whether the RSA continues to meet the statutory requirements that the RSA (i) prevent the suppression or undercutting of price levels of domestic uranium products and (ii) continue to be in the public interest. If the Department found evidence either of non-compliance with the RSA, or that the statutory requirements are no longer being met, it could terminate the RSA, reinitiate the antidumping investigation that the RSA suspended, and begin collecting duties in excess of 100% ad valorem on imports of Russian uranium products, including the LEU that the Company imports under the Russian Supply Contract. A preliminary determination in the Second Administrative Review is expected to be issued in December 2019 and a final determination is expected to be issued in the second quarter of 2020.

In February 2019, the DOC formally opened consultations with the Russian Federation State Atomic Energy Corporation "Rosatom" with respect to a possible extension of the Agreement's term. In connection with these negotiations, it is possible that the RSA, including the quotas now imposed on imports of Russian uranium products, will be extended for a significant additional period of years.

Imposition of additional restrictions as a result of an adverse final determination in the Second Administrative Review, or through an extension of the RSA on terms that do not ensure that we can meet our purchase obligations under the Russian Supply Agreement and our existing and future supply commitments to customers, could adversely affect our financial condition and operations.

Other Trade Actions

In July 2019, in response to a finding of the Secretary of Commerce that uranium was being imported in such quantities and under such circumstances that it threatened to impair the national security of the United States, the President directed that a high-level U.S. government working group be formed to develop recommendations for reviving and expanding domestic nuclear fuel production. The working group’s report to the President, which was due in October 2019, but delayed at least until November 2019, cannot be predicted with certainty, but may include recommendations for direct and indirect U.S. government support to the domestic fuel cycle.

On October 29, 2019, the U.S. government’s waiver of sanctions against Russian and other foreign entities with respect to their support of certain Iranian nuclear products was extended for an additional ninety days. If, following a future expiration of the waiver, the U.S. government imposed sanctions that included designating Rosatom as a “Specially Designated National”, all U.S. persons, including the Company, would be precluded from engaging in transactions with any entity that is directly or indirectly owned 50 percent or more in the aggregate by Rosatom, including TENEX, except to the extent authorized by a license issued by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”). While the Company would expect to seek such a license, there is no assurance it would be granted. If it were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX, and to the extent these sources were insufficient, it would adversely impact our business, results of operations, and prospects.

Revenue

We have two reportable segments: the LEU segment and the contract services segment.
Revenue from our LEU segment is derived primarily from:

•	sales of the SWU component of LEU;

•	sales of both the SWU and uranium components of LEU; and

•	sales of natural uranium.

Our contract services segment reflects our technical, manufacturing, engineering and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company. This includes our agreement with DOE to demonstrate HALEU production and a variety of other contracts with public and private sector customers.

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

Our revenues, operating results and cash flows can fluctuate significantly from quarter to quarter and year to year. Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer deliveries is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. In the current market environment, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year. Customer payments for the SWU component of LEU average roughly $10 million per order. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in operating results.

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

* Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

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

Government Contracting

On October 31, 2019, we signed the three-year $115 million HALEU Agreement with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU fuel for advanced reactors. The program has been under way since May 31, 2019, when the Company and DOE signed the HALEU Letter Agreement that allowed work to begin while the full contract was being finalized.

The HALEU Agreement is an incrementally funded, cost reimbursable contract with DOE reimbursing up to 80% of costs and the Company incurring at least 20% of costs. The HALEU Agreement runs through June 1, 2022, and the total amount of DOE’s share is capped at $115 million. Based upon the cost share described above, and the total amount of DOE’s share of $115 million, our cost share would be approximately $29 million. Any costs incurred above these amounts would increase our cost share. Under the HALEU Agreement, DOE is currently obligated for costs up to $35 million of the $115 million and is authorized for payments to the Company up to $35 million. We received cash payments of $3.4 million through September 30, 2019.

Costs under the HALEU Agreement include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation. When estimates of total program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded to Cost of Sales in the period the loss is determined, and is reflected in Current Liabilities. Provisions for contract losses are reviewed regularly based on actual results and remaining cost projections. Allocated corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term.

For the quarter ended June 30, 2019, we recorded a loss provision of $0.5 million which represented the anticipated gross loss for the remaining initial phase of contract work performed under the HALEU Letter Agreement as the parties worked to enter into a definitive contract. In the three months ended September 30, 2019, the loss provision was reduced by $0.3 million and the remaining accrued loss provision as of September 30, 2019 for the remaining initial phase of the contract work through October 31, 2019, is $0.2 million. With the signing of the HALEU Agreement on October 31, 2019, we expect to recognize a loss in the fourth quarter of 2019 in the approximate range of $17-22 million, for our projected share of program costs over the remaining contract term, based on cost projections that are currently under review.

Effective June 1, 2019 with the commencement of the HALEU work, ongoing costs of the Piketon facility that were included in Advanced Technology Costs on the condensed consolidated statement of operations prior to June 1, 2019, are included in Cost of Sales of the contract services segment.

Over the past five years, our government contracts with UT-Battelle have provided for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. Our completed contract with UT-Battelle for the period from October 1, 2017, through September 30, 2018, generated revenue of approximately $16.0 million upon completion of defined milestones. Although the contract expired September 30, 2018, we continued to perform work towards the expected milestones as the parties worked toward a successor agreement. Costs for work performed in the first quarter of 2019 were classified as Cost of Sales. As the scope of work became viewed as more limited than originally anticipated, costs for work performed in the second quarter and most of the third quarter of 2019 were classified as Advanced Technology Costs. In September 2019, we entered into an agreement with UT-Battelle for one of the defined milestones with expected revenue of approximately $1.2 million through the end of 2019.

While the Company still anticipates entering into additional agreements for the expected remaining milestones, we have no assurance that a successor agreement will be executed for any of the remaining milestones.

We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at the Technology and Manufacturing Center in Oak Ridge, Tennessee.

On September 27, 2018, we leveraged our D&D experience and entered into an agreement with DOE to decontaminate and decommission the K-1600 facility located at the East Tennessee Technology Park. Under the terms of the agreement, pursuant to a work authorization under our lease with DOE, we were required to remove and dispose of government owned materials and equipment in order to render the facility radiologically uncontaminated and unclassified. The contract was a cost-plus fixed fee contract totaling approximately $15 million. The Company announced that it had successfully completed decontamination and decommissioning of the facility on October 9, 2019. In connection with the substantial completion of the work, we terminated our lease with DOE for the K-1600 facility on September 30, 2019.

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

2019 Outlook

We reiterate our annual guidance for 2019, including SWU and uranium revenue in the range of $155 million to $180 million and total revenue to be in a range of $205 million to $230 million. Consistent with prior years, revenue continues to be most heavily weighted to the second half of the year. We continue to expect to end 2019 with a cash and cash equivalents balance in a range of $105 million to $125 million.

Based on cost estimates that are currently under review for the three-year HALEU program, we expect to recognize a contract loss in the fourth quarter of 2019 in the approximate range of $17-22 million.

Our financial guidance is subject to a number of assumptions and uncertainties that could affect results either positively or negatively. Variations from our expectations could cause differences between our guidance and our ultimate results. Among the factors that could affect our results are:

•	Additional purchases or sales of SWU and uranium;

•	Conditions in the LEU and energy markets, including pricing, demand, operations, and regulations;

•	Timing of customer orders, related deliveries, and purchases of LEU or components;

•	Contracts for any additional scope of work with UT-Battelle;

•	Financial market conditions and other factors that may affect pension and benefit liabilities and the value of related assets;

•	The outcome of legal proceedings and other contingencies;

•	Potential use of cash for strategic or financial initiatives;

•	Actions taken by customers, including actions that might affect existing contracts; and,

•	Market, international trade and other conditions impacting Centrus’ customers and the industry.

See also “Forward Looking Statements” earlier in this report for additional information.

Results of Operations

Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$75.0	$17.6	$57.4	326%
Uranium revenue	12.8	11.3	1.5	13%
Total	87.8	28.9	58.9	204%
Cost of sales	54.4	20.9	(33.5)	(160)%
Gross profit	$33.4	$8.0	$25.4

Contract services segment
Revenue	$16.9	$5.2	$11.7	225%
Cost of sales	14.8	5.4	(9.4)	(174)%
Gross profit (loss)	$2.1	$(0.2)	$2.3

Total
Revenue	$104.7	$34.1	$70.6	207%
Cost of sales	69.2	26.3	(42.9)	(163)%
Gross profit	$35.5	$7.8	$27.7

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$87.4	$68.2	$19.2	28%
Uranium revenue	38.1	14.9	23.2	156%
Total	125.5	83.1	42.4	51%
Cost of sales	100.4	98.6	(1.8)	(2)%
Gross profit (loss)	$25.1	$(15.5)	$40.6

Contract services segment
Revenue	$28.5	$26.1	$2.4	9%
Cost of sales	27.9	18.8	(9.1)	(48)%
Gross profit	$0.6	$7.3	$(6.7)

Total
Revenue	$154.0	$109.2	$44.8	41%
Cost of sales	128.3	117.4	(10.9)	(9)%
Gross profit (loss)	$25.7	$(8.2)	$33.9

Revenue

Revenue from the LEU segment increased $58.9 million (or 204%) in the three months and $42.4 million (or 51%) in the nine months ended September 30, 2019, compared to the corresponding periods in 2018, reflecting the variability in timing of utility customer orders. As noted in the 2019 Outlook above and consistent with prior years, revenue is anticipated to be heavily weighted to the second half of the year. The volume of SWU sales increased 752% in the three-month period and 41% in the nine-month period. The average price billed to customers for sales of SWU declined 50% in the three-month period and 9% in the nine-month period ended September 30, 2019, compared to the corresponding period in 2018, reflecting the trend of lower SWU market prices in recent years and the particular contracts under which SWU were sold during the periods. The volume of uranium sales increased 15% in the three-month period and 137% in the nine-month period ended September 30, 2019, compared to the corresponding period in 2018. The average price billed to customers for uranium sales declined 2% in the three-month period and increased 8% in the nine-month period.

Revenue from the contract services segment increased $11.7 million (or 225%) in the three months and increased $2.4 million (or 9%) in the nine months ended September 30, 2019, compared to the corresponding periods in 2018. The increase in the three and nine-month periods was primarily the result of work performed under the HALEU contract and the K-1600 D&D, partially offset by a decrease in work performed for the Battelle contract. The nine-month period in 2018 included $9.5 million of revenue related to the January 2018 settlement with DOE related to past work performed.

Cost of Sales

Cost of sales for the LEU segment increased $33.5 million (or 160%) in the three months and $1.8 million (or 2%) in the nine months ended September 30, 2019, compared to the corresponding periods in 2018, reflecting the increases in SWU and uranium sales volumes partially offset by declines in the average cost of sales per SWU. The average cost of sales per SWU declined approximately 48% in the nine months ended September 30, 2019, compared to the corresponding period in 2018, primarily due to lower pricing in supply contracts. Cost of sales includes legacy costs related to former employees of the Portsmouth and Paducah Gaseous Diffusion Plants of $2.8 million in the nine months ended September 30, 2019 and $2.9 million in the nine months ended September 30, 2018. Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $2.3 million in the nine months ended September 30, 2019.

Cost of sales for the contract services segment increased $9.4 million (or 174%) in the three months and $9.1 million (or 48%) in the nine months ended September 30, 2019, compared to the corresponding periods in 2018, reflecting the mix of contract services work performed in each of the periods.

Gross Profit (Loss)

We realized a gross profit of $35.5 million in the three months ended September 30, 2019, compared to a gross profit of $7.8 million in the corresponding period in 2018. In the nine months ended September 30, 2019, we realized a gross profit of $25.7 million, compared to a gross loss of $8.2 million in the corresponding period in 2018.

The gross profit for the LEU segment was $33.4 million in the three months ended September 30, 2019, compared to $8.0 million in the corresponding period in 2018. In the nine months ended September 30, 2019, we realized a gross profit of $25.1 million, compared to a gross loss of $15.5 million in the corresponding period in 2018. The improvement for the LEU segment in the three- and nine-month periods was primarily due to the increase in SWU and uranium volumes sold and the decline in the average cost of sales per SWU, partially offset by declines in the average price billed to customers for sales of SWU. The average price billed to customers for the sale of uranium increased during the three-month period and declined in the nine-month period.

For the contract services segment, we realized a gross profit of $2.1 million for the three months ended September 30, 2019, compared to a gross loss of $0.2 million in the corresponding period in 2018. In the nine months ended September 30, 2019, we realized a gross profit of $0.6 million compared to a gross profit of $7.3 million in the corresponding period in 2018 that included $9.5 million of revenue from the January 2018 settlement with DOE.

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Gross profit (loss)	$35.5	7.8	$27.7	355%
Advanced technology costs	1.3	5.8	4.5	78%
Selling, general and administrative	8.7	8.8	0.1	1%
Amortization of intangible assets	1.8	1.7	(0.1)	(6)%
Special charges (credits) for workforce reductions and advisory costs	0.8	0.6	(0.2)	(33)%
Gain on sales of assets	(0.2)	—	0.2
Operating income (loss)	23.1	(9.1)	32.2	354%
Nonoperating components of net periodic benefit expense (income)	(0.1)	(1.6)	(1.5)	(94)%
Interest expense	0.9	1.0	0.1	10%
Investment income	(0.5)	(0.7)	(0.2)	(29)%
Income (Loss) before income taxes	22.8	(7.8)	30.6	392%
Income tax benefit	—	—	—	—%
Net income (loss)	22.8	(7.8)	30.6	392%
Preferred stock dividends - undeclared and cumulative	1.9	1.9	—	—%
Net income (loss) allocable to common stockholders	$20.9	$(9.7)	$30.6	315%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Gross income (loss)	$25.7	(8.2)	$33.9	413%
Advanced technology costs	13.0	19.2	6.2	32%
Selling, general and administrative	24.5	29.7	5.2	18%
Amortization of intangible assets	4.1	4.5	0.4	9%
Special charges (credits) for workforce reductions and advisory costs	(2.2)	1.5	3.7	247%
Gain on sales of assets	(0.7)	(0.3)	0.4	133%
Operating loss	(13.0)	(62.8)	49.8	79%
Nonoperating components of net periodic benefit expense (income)	(0.2)	(4.9)	(4.7)	(96)%
Interest expense	2.9	3.0	0.1	3%
Investment income	(1.9)	(1.9)	—	—%
Loss before income taxes	(13.8)	(59.0)	45.2	77%
Income tax benefit	(0.1)	(0.1)	—	—%
Net loss	(13.7)	(58.9)	45.2	77%
Preferred stock dividends - undeclared and cumulative	5.9	5.9	—	—%
Net loss allocable to common stockholders	$(19.6)	$(64.8)	$45.2	70%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our customer contracts in the contract services segment, including costs for work at the Piketon facility prior to the commencement of the HALEU work in June 2019. Costs decreased $4.5 million (or 78%) from $5.8 million to $1.3 million in the three months and decreased $6.2 million (or 32%) in the nine months ended September 30, 2019, compared to the corresponding periods in 2018.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses declined $0.1 million (or 1%) in the three months and $5.2 million (or 18%) in the nine months ended September 30, 2019, compared to the corresponding periods in 2018. In the nine-month period, compensation and benefits declined $2.7 million, consulting costs declined $1.2 million and information technology costs declined $0.4 million.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which increased to $1.8 million in the three months and declined to $4.1 million in the nine months ended September 30, 2019, compared to the corresponding periods in 2018. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges (Credits) for Workforce Reductions and Advisory Costs

Special charges increased $0.2 million in the three months and declined $3.7 million in the nine months ended September 30, 2019, compared to the corresponding periods in 2018. In the nine months ended September 30, 2019, special charges included a credit of $2.9 million for the reversal of accrued termination benefits for employees who were retained with the May 31, 2019 signing of the HALEU Letter Agreement. In the corresponding period in 2018, special charges consisted of estimated employee termination benefits related to corporate functions of $1.4 million and advisory costs related to updating the Company’s information technology systems of $0.1 million.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $0.1 million for the three months ended September 30, 2019, compared to income of $1.6 million in the corresponding period in 2018. In the nine months ended September 30, 2019, nonoperating components of net periodic benefit expense (income) netted to $0.2 million income, compared to $4.9 million income in the corresponding period in 2018. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment.

Income Tax Benefit

The income tax benefit was $0 million in the three months ended September 30, 2019 and 2018. The income tax benefit was $0.1 million the nine months ended September 30, 2019 and 2018. The income tax benefit in both nine-month periods resulted from discrete items for reversals of previously accrued amounts associated with liabilities for unrecognized benefits.

Net Income (Loss)

Our net income was $22.8 million in the three months ended September 30, 2019, compared to a net loss of $7.8 million in the three months ended September 30, 2018. The favorable variance of $30.6 million was primarily a result of a $27.7 million decline in gross loss and a $4.5 million decline in advanced technology costs, partially offset by a $1.5 million decline in nonoperating components of net periodic benefit income.

Our net loss was $13.7 million in the nine months ended September 30, 2019, compared to a net loss of $58.9 million in the nine months ended September 30, 2018. The favorable variance of $45.2 million was primarily a result of a decline in gross loss of $33.9 million, a $5.2 million decline in SG&A expenses, $6.2 million decline in advanced technology costs, and a $3.7 million decline in special charges, partially offset by $4.7 million decline in nonoperating components of net periodic benefit income.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the three and nine months ended September 30, 2019 and the corresponding periods in 2018, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended the third quarter of 2019 with a consolidated cash balance of $77.2 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, our operations and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

On October 31, 2019, we signed the three-year $115 million HALEU Agreement with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU fuel for advanced reactors. The program has been under way since May 31, 2019, when Centrus and DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized. The HALEU Agreement is an incrementally funded, cost reimbursable contract with DOE reimbursing up to 80% of total program costs up to a maximum amount of $115 million. The corresponding 20 percent cost share for us would be $29 million. Any costs incurred above these amounts would increase our cost share. Based on current program cost estimates under review, we expect to recognize a portion of our anticipated total cost share as a loss in the fourth quarter of 2019 in the approximate range of $17-22 million. The total cost share is expected to exceed $29 million, including certain operating costs in support of the program that will be recognized as expense as incurred over the three-year contract term. Under the HALEU Agreement, DOE is currently obligated for costs up to $35 million of the $115 million and is authorized for payments to us up to $35 million. We received cash payments of $3.4 million through September 30, 2019.

We lease gas centrifuge enrichment plant facilities and related personal property in Piketon, Ohio from DOE. We previously provided financial assurance to DOE for lease turnover obligations in the form of surety bonds that were fully cash collateralized. In the three months ended June 30, 2019, we completed our lease turnover obligations, DOE released the bonds and we received the cash collateral of $13.5 million. In addition, we have previously provided financial assurance to the NRC for the D&D of the facility in the form of surety bonds that are fully cash collateralized by us for $16.9 million. We completed the D&D work required for elimination of financial assurance under NRC license requirements. On September 23, 2019, the NRC cancelled the financial assurance instruments, which permitted the Company to request a return of its cash collateral. On October 4, 2019, we received $17.0 million, which included $1.0 million of accrued interest, from the cancellation of the surety bonds.

In connection with the HALEU program, DOE and Centrus renewed the lease agreement and extended the lease term through May 31, 2022 provided, however, that the lease may be terminated early upon completion of the work under the HALEU Agreement. Any facilities or equipment constructed or installed under contract with DOE will be owned by DOE, may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its decontamination and decommissioning.

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

The change in cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(26.5)	$(77.7)
Cash provided by investing activities	0.7	0.3
Cash used in financing activities	(33.8)	(6.1)
Decrease in cash, cash equivalents and restricted cash	$(59.6)	$(83.5)

Operating Activities

In the nine months ended September 30, 2019, net cash used in operating activities was $26.5 million. The net reduction of $33 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the period. Uses of cash also included a $9.3 million increase in net inventories and the net loss of $13.7 million in the nine months, net of non-cash expenses. Sources of cash included the net reduction in receivables of $31.3 million in the nine-month period.

In the corresponding period in 2018, net cash used in operating activities was $77.7 million. The net reduction of $64.8 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the nine months ended September 30, 2018. The operating loss of $62.8 million in the nine months ended September 30, 2018, net of non-cash expenses, was a use of cash. Sources of cash included the net reduction in receivables from utility customers of $42.1 million.

Investing Activities

There were no significant capital expenditures in the nine months ended September 30, 2019 and 2018. Sales of unneeded assets and property yielded net proceeds of $0.7 million and $0.4 million in the nine months ended September 30, 2019 and the corresponding period in 2018, respectively.

Financing Activities

In the nine months ended September 30, 2019, net cash used for financing included the repayment of $27.5 million of principal due on maturity of the 8% PIK Notes. In the nine months ended September 30, 2019 and the corresponding period in 2018, payments of $6.1 million of interest classified as debt related to the 8.25% Notes were classified as a financing activity. Refer to Note 7, Debt, of the condensed consolidated financial statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$77.2	$123.1
Accounts receivable	19.1	60.2
Inventories, net	68.3	26.7
Deposits for financial assurance	17.2	30.3
Current debt	(6.1)	(32.8)
Other current assets and liabilities, net	(143.7)	(161.7)
Working capital	$32.0	$45.8

Capital Structure and Financial Resources

On September 30, 2019, the Company repaid the outstanding 8% paid-in-kind (“PIK”) Toggle Notes that matured on September 30, 2019. The Company paid a total of $28.5 million, including $1.0 million in accrued interest. The payment was made in accordance with the terms of the Indenture dated September 30, 2014 (as amended, supplanted, or otherwise modified from time to time) among the Company, the Company’s subsidiary, United States Enrichment Corp., as the note guarantor, and Delaware Trust Company, as trustee and collateral agent. The payment constituted full satisfaction and discharge of the Indenture and the Notes.

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027.

Additional terms and conditions of the 8.25% Notes and the 8% PIK Toggle Notes are described in Note 7, Debt, of the condensed consolidated financial statements and Note 9, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent dividends are declared by the Board of Directors and certain criteria are met. We have not met these criteria for the periods from issuance through September 30, 2019, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of September 30, 2019. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 15, Stockholders’ Equity, of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Commitments under Long-Term SWU Purchase Agreements

The Company purchases SWU contained in LEU from Russia supplied to us under a long-term agreement, as amended, signed in 2011 with the Russian government owned entity TENEX. Under a 2018 agreement, the Company will purchase SWU contained in LEU from Orano with deliveries starting as early as 2021. Refer to Note 12, Commitments and Contingencies, of the condensed consolidated financial statements for additional information.

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

Off-Balance Sheet Arrangements

Other than outstanding letters of credit and surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at September 30, 2019, or December 31, 2018.

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

As of September 30, 2019, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to the previously identified material weakness in internal control over financial reporting, which continued to exist as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

Other than the steps taken to work towards the remediation of the material weakness identified above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. The parties filed cross motions for partial summary judgment to seek a judicial determination of two issues related to the calculation of the pension liability and the entitlement of Centrus to reimbursement for postretirement benefit costs. The Court ruled on the pension calculation methodology and ruled Centrus was entitled to recover costs associated with postretirement benefits for employees afforded protection under the USEC Privatization Act. At the Parties’ request, the Court has issued a revised scheduling order providing for expert opinions to be disclosed by November 8, 2019, exchange of expert response reports on December 9, 2019, and expert discovery to close on January 9, 2020. A status report is due by January 15, 2020. The Company is still pursuing settlement.

On May 26, 2019, the Company, its subsidiary United States Enrichment Corp. (“Enrichment Corp.”), and five other Department of Energy (“DOE”) contractors who have operated facilities at the Portsmouth, Ohio, Gaseous Diffusion Plant site (including, in the case of the Company, the American Centrifuge Plant site located on the premises (the “Portsmouth GDP” site) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Plaintiffs are seeking to represent a class of (i) all current or former residents within a 7-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further the Company believes that any such liability should be covered by our indemnification under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 28, 2019, the Company, its subsidiary Enrichment Corp. and four other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by Ray Pritchard and Sharon Melick (collectively, the “Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Plaintiffs are seeking to represent a class of all current or former residents within a 7-mile radius of the Portsmouth GDP site. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further the Company believes that any such liability should be covered by our indemnification under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

Item 6. Exhibits

Exhibit No.	Description

10.1	Letter Agreement, dated September 23, 2019, by and between Joint Stock Company “TENEX” and United States Enrichment Corporation (a)(b)

10.2	Amendment No. 009, dated September 23, 2019, to the Enriched Product Transitional Supply Contract dated March 23, 2011, between United States Enrichment Corporation and TENEX (a)(b)

10.3	Letter Agreement, dated June 12, 2018, by and between Joint Stock Company “TENEX” and United States Enrichment Corporation (a)(b)

10.4	Letter Agreement, dated September 28, 2019, by and between Joint Stock Company “TENEX” and United States Enrichment Corporation (a)(b)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed in interactive data file (XBRL) format.

(a)	Filed herewith.

(b)
Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

November 8, 2019	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)