Form 10-Q
period 2020-06-30
CENTRUS ENERGY CORP
filed 2020-08-06
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
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
Yes ☐     No ☒

As of August 1, 2020, there were 8,783,189 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$119.3	$130.7
Accounts receivable	31.2	21.1
Inventories	83.0	64.5
Deferred costs associated with deferred revenue	145.4	144.1
Other current assets	7.2	9.2
Total current assets	386.1	369.6
Property, plant and equipment, net of accumulated depreciation of $2.4 as of June 30, 2020 and $2.2 as of December 31, 2019	3.6	3.7
Deposits for financial assurance	5.7	5.7
Intangible assets, net	66.4	69.5
Other long-term assets	7.1	7.4
Total assets	$468.9	$455.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$49.7	$50.7
Payables under SWU purchase agreements	3.0	8.1
Inventories owed to customers and suppliers	7.6	5.6
Deferred revenue and advances from customers	248.2	266.3
Current debt	6.1	6.1
Total current liabilities	314.6	336.8
Long-term debt	111.0	114.1
Postretirement health and life benefit obligations	132.4	138.6
Pension benefit liabilities	131.6	141.8
Advances from customers	44.4	29.4
Other long-term liabilities	26.6	32.1
Total liabilities	760.6	792.8
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $131.2 as of June 30, 2020 and $127.2 as of December 31, 2019	4.6	4.6
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 8,783,189 and 8,347,427 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	0.8	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 and 1,117,462 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	0.1	0.1
Excess of capital over par value	61.9	61.5
Accumulated deficit	(360.0)	(405.0)
Accumulated other comprehensive income, net of tax	0.9	1.1
Total stockholders’ deficit	(291.7)	(336.9)
Total liabilities and stockholders’ deficit	$468.9	$455.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Separative work units	$58.6	$—	$89.3	$12.4
Uranium	4.8	2.6	4.8	25.3
Technical solutions	12.3	8.0	26.6	11.6
Total revenue	75.7	10.6	120.7	49.3
Cost of Sales:
Separative work units and uranium	18.9	7.7	32.2	46.0
Technical solutions	13.0	7.2	25.1	13.1
Total cost of sales	31.9	14.9	57.3	59.1
Gross profit (loss)	43.8	(4.3)	63.4	(9.8)
Advanced technology costs	0.7	5.1	1.6	11.7
Selling, general and administrative	10.4	7.7	18.9	15.8
Amortization of intangible assets	1.7	1.2	3.1	2.3
Special charges (credits) for workforce reductions	—	(2.9)	(0.1)	(3.0)
Gain on sales of assets	—	(0.1)	—	(0.5)
Operating income (loss)	31.0	(15.3)	39.9	(36.1)
Nonoperating components of net periodic benefit expense (income)	(2.2)	—	(4.4)	(0.1)
Interest expense	—	1.0	0.1	2.0
Investment income	—	(0.7)	(0.4)	(1.4)
Income (loss) before income taxes	33.2	(15.6)	44.6	(36.6)
Income tax expense (benefit)	(0.5)	—	(0.4)	(0.1)
Net income (loss) and comprehensive income (loss)	33.7	(15.6)	45.0	(36.5)
Preferred stock dividends - undeclared and cumulative	2.0	2.0	4.0	4.0
Net income (loss) allocable to common stockholders	$31.7	$(17.6)	$41.0	$(40.5)

Net income (loss) per common share:
Basic	$3.28	$(1.84)	$4.25	$(4.24)
Diluted	$3.19	$(1.84)	$4.15	$(4.24)
Average number of common shares outstanding (in thousands):
Basic	9,675	9,565	9,647	9,549
Diluted	9,927	9,565	9,882	9,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2020	2019
OPERATING
Net income (loss)	$45.0	$(36.5)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3.4	2.6
PIK interest on paid-in-kind toggle notes	—	0.7
Gain on sales of assets	—	(0.5)
Inventory valuation adjustments	—	2.3
Changes in operating assets and liabilities:
Accounts receivable	(10.1)	24.6
Inventories, net	0.2	(6.6)
Accounts payable and other liabilities	(1.8)	(15.8)
Payables under SWU purchase agreements	(5.1)	(31.1)
Deferred revenue and advances from customers, net of deferred costs	(19.3)	27.0
Accrued loss on long-term contract	(5.3)	—
Pension and postretirement benefit liabilities	(16.6)	(11.1)
Other, net	1.2	(0.7)
Cash used in operating activities	(8.4)	(45.1)

INVESTING
Capital expenditures	(0.1)	—
Proceeds from sales of assets	—	0.5
Cash (used in) provided by investing activities	(0.1)	0.5

FINANCING
Exercise of stock options	0.2	—
Payment of interest classified as debt	(3.1)	(3.1)
Cash used in financing activities	(2.9)	(3.1)

Decrease in cash, cash equivalents and restricted cash	(11.4)	(47.7)
Cash, cash equivalents and restricted cash, beginning of period (Note 4)	136.6	159.7
Cash, cash equivalents and restricted cash, end of period (Note 4)	$125.2	$112.0

Supplemental cash flow information:
Interest paid in cash	$—	$0.4
Non-cash activities:
Conversion of interest payable-in-kind to debt	$—	$0.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2018	$4.6	$0.8	$0.1	$61.2	$(388.5)	$(0.1)	$(321.9)
Net loss for the three months ended March 31, 2019	—	—	—	—	(20.9)	—	(20.9)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at March 31, 2019	4.6	0.8	0.1	61.3	(409.4)	(0.1)	(342.7)

Net loss for the three months ended June 30, 2019	—	—	—	—	(15.6)	—	(15.6)
Balance at June 30, 2019	$4.6	$0.8	$0.1	$61.3	$(425.0)	$(0.1)	$(358.3)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2019	$4.6	$0.8	$0.1	$61.5	$(405.0)	$1.1	$(336.9)
Net income for the three months ended March 31, 2020	—	—	—	—	11.3	—	11.3
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	(0.1)	0.2
Balance at March 31, 2020	4.6	0.8	0.1	61.8	(393.7)	1.0	$(325.4)

Net income for the three months ended June 30, 2020	—	—	—	—	33.7	—	33.7
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	(0.1)	—
Balance at June 30, 2020	$4.6	$0.8	$0.1	$61.9	$(360.0)	$0.9	$(291.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2019, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and six months ended June 30, 2020 and 2019 are insignificant.

Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$43.1	$2.6	$50.4	$37.7
Foreign	20.3	—	43.7	—
Revenue - SWU and uranium	$63.4	$2.6	$94.1	$37.7

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

SWU revenue in the three and six months ended June 30, 2020 includes $32.4 million collected from a customer in settlement of a supply contract rejected in bankruptcy court. Refer to Note 12, Commitments and Contingencies - Legal Matters, for details.

Accounts Receivable

	June 30, 2020	December 31, 2019
	($ millions)
Accounts receivable:
Billed	$24.9	$13.2
Unbilled *	6.3	7.9
Accounts receivable	$31.2	$21.1

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	June 30, 2020	December 31, 2019	Year-To-Date Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$9.1	$10.0	$(0.9)
Noncurrent - Other long-term liabilities	$3.9	$8.3	$(4.4)
Deferred revenue - current	$248.2	$243.0	$5.2
Advances from customers - current	$—	$23.3	$(23.3)
Advances from customers - noncurrent	$44.4	$29.4	$15.0

Deferred revenue activity in the six months ended June 30, 2020, follows (in millions):

	Deferred Sales in the Period	Previously Deferred Sales Recognized in the Period	Year-To-Date Change
Deferred revenue - current	5.2	—	5.2

LEU Segment

The SWU component of LEU is typically bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the low-enriched uranium (“LEU”) segment (“order book”) extends to 2030. As of June 30, 2020, and December 31, 2019, the order book was $1.0 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes $0.3 billion of Deferred Revenue and Advances from Customers. Refer to Contract Liabilities table above.

Most of the Company’s enrichment contracts provide for fixed purchases of SWU during a given year. The Company’s order book is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. The Company’s order book estimate is also based on the Company’s estimates of selling prices, which may be subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

Under the terms of certain contracts with customers in the LEU segment, the Company will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable. In the first quarter of 2020, SWU revenue of $23.4 million was recognized under such contracts based on the fair market value of uranium acquired in exchange for SWU delivered. Uranium received from customers as advance payments for the future sales of SWU totaled $44.4 million as of June 30, 2020, including uranium valued at $15.0 million received in the second quarter of 2020. The advance payments are included in Advances from Customers, Noncurrent, based on the anticipated SWU sales period.

In the first quarter of 2020, the Company borrowed SWU inventory valued at $1.7 million from a customer and recorded the SWU and the related liability using an average purchase price over the borrowing period. The cumulative liability to the customer of $10.8 million for borrowed inventory is included in Other Liabilities, which is included in noncurrent liabilities.

Technical Solutions Segment

Revenue for the technical solutions segment, representing the Company’s technical, manufacturing, engineering, procurement, construction and operations services offered to public and private sector customers, is recognized over the contractual period as services are rendered.

On October 31, 2019, the Company signed a cost-share contract with the U.S. Department of Energy (“DOE”) to deploy a cascade of centrifuges to demonstrate production of high-assay, low-enriched uranium (“HALEU”) for advanced reactors (“the HALEU Contract”). HALEU is a component of an advanced nuclear reactor fuel that is not commercially available today and may be required for a number of advanced reactor and fuel designs currently under development in both the commercial and government sectors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. As of December 31, 2019, the portion of the Company’s anticipated cost share under the HALEU Contract representing the Company’s share of remaining projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of June 30, 2020, the accrued contract loss balance was $13.0 million, consisting of $9.1 million included in Accounts Payable and Accrued Liabilities and $3.9 million included in Other Long-Term Liabilities. Cost of sales in the three and six months ended June 30, 2020 benefited by $3.0 million and $5.3 million, respectively, for previously accrued contract losses attributable to work performed in the six months ended June 30, 2020.

The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $65.1 million of the $115 million. The Company has received aggregate cash payments of $30.2 million through June 30, 2020.

Centrus and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed for DOE unrelated to the HALEU Contract. There is the potential for additional income to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables. As a result of the application of fresh start accounting following the Company’s emergence from Chapter 11 bankruptcy on September 30, 2014, the receivables related to the Company’s claims for payment are carried at fair value as of September 30, 2014, which is net of the valuation allowances. Refer to Note 12, Commitments and Contingencies -- Legal Matters.

3. SPECIAL CHARGES (CREDITS)

Special charges (credits) in the six months ended June 30, 2020, consisted of income of $0.1 million for the reversal of accrued termination benefits related to unvested employee departures. Special charges (credits) in the six months ended June 30, 2019 consisted of income of $2.9 million for the reversal of accrued termination benefits for employees who were retained for the HALEU program. A summary of termination benefit activity and the accrued liability follows (in millions):

	Liability December 31, 2019	Six Months Ended June 30, 2020		Liability June 30, 2020
		Charges (Credits) for Termination Benefits	Paid
Workforce reductions:
Corporate functions	$1.2	$(0.1)	$(1.1)	$—
Piketon facility	0.2	—	(0.2)	—
Total	$1.4	$(0.1)	$(1.3)	$—

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the condensed consolidated balance sheet to amounts on the condensed consolidated statement of cash flows (in millions):

	June 30, 2020	December 31, 2019

Cash and cash equivalents	$119.3	$130.7
Deposits for financial assurance - current	0.2	0.2
Deposits for financial assurance - noncurrent	5.7	5.7
Total cash, cash equivalents and restricted cash	$125.2	$136.6

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by Centrus. As each state determines that the likelihood of further workers’ compensation obligations related to the period of self-insurance is reduced, the surety bond or deposit is subject to reduction and/or cancellation and the Company would receive the excess cash collateral.

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	June 30, 2020			December 31, 2019
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$9.2	$2.9	$6.3	$7.8	$—	$7.8
Uranium	73.8	4.7	69.1	56.7	5.6	51.1
Total	$83.0	$7.6	$75.4	$64.5	$5.6	$58.9

(a)	Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

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

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$30.7	$23.9	$54.6	$29.9	$24.7
Customer relationships	68.9	26.4	42.5	68.9	24.1	44.8
Total	$123.5	$57.1	$66.4	$123.5	$54.0	$69.5

7. DEBT

A summary of debt is as follows (in millions):

		June 30, 2020		December 31, 2019
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	36.7	6.1	39.8
Total		$6.1	$111.0	$6.1	$114.1

Interest on the 8.25% Notes (the “8.25% Notes”) is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As shown in the table above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of June 30, 2020, and December 31, 2019, $6.1 million of interest is recorded as current and classified as Current Debt in the condensed consolidated balance sheet. Additional terms and conditions of the 8.25% Notes are described in Note 9, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

•	Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	June 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$119.3	$—	$—	$119.3	$130.7	$—	$—	$130.7
Deferred compensation asset (a)	2.0	—	—	2.0	1.8	—	—	1.8

Liabilities:
Deferred compensation obligation (a)	$1.8	$—	$—	$1.8	$1.8	$—	$—	$1.8

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

Other Financial Instruments

As of June 30, 2020, and December 31, 2019, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	June 30, 2020			December 31, 2019
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$117.1	(b)	$53.5	$120.2	(b)	$61.5
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.

(b)	The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 7, Debt.

9. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service costs	$0.9	$0.8	$1.8	$1.6
Interest costs	6.0	7.6	12.1	15.2
Amortization of prior service costs (credits), net	—	—	(0.1)	—
Expected return on plan assets (gains)	(9.4)	(9.1)	(18.8)	(18.2)
Net periodic benefit (credits)	$(2.5)	$(0.7)	$(5.0)	$(1.4)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest costs	$1.2	$1.5	$2.4	$3.0
Amortization of prior service costs (credits), net	—	—	—	(0.1)
Net periodic benefit costs	$1.2	$1.5	$2.4	$2.9

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Expense (Income).

10. INCOME TAXES

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

Centrus returned to profitability in 2020 primarily due to increased margins in the LEU segment. Centrus has determined that the LEU segment’s continuing increased margins and strong backlog of orders support the assertion that it is more likely than not that all its state net deferred tax assets will be realized. Therefore, the associated valuation allowance was released in the second quarter of 2020 resulting in an income tax benefit of $0.8 million being recorded as a discrete item for the three and six months ended June 30, 2020.

Centrus continues to maintain its assertion that it is more likely than not that its federal net deferred tax assets will not be realized because of a three-year cumulative pretax loss position as of June 30, 2020 and a significant federal net operating loss carryforward. As a result, Centrus continues to maintain a full valuation allowance on its federal net deferred tax assets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator (in millions):
Net income (loss)	$33.7	$(15.6)	$45.0	$(36.5)
Preferred stock dividends - undeclared and cumulative	2.0	2.0	4.0	4.0
Net income (loss) allocable to common stockholders	$31.7	$(17.6)	$41.0	$(40.5)

Denominator (in thousands):
Average common shares outstanding - basic	9,675	9,565	9,647	9,549
Potentially dilutive shares related to stock options and restricted stock units (a)	252	—	235	—
Average common shares outstanding - diluted	9,927	9,565	9,882	9,549

Net income (loss) per common share (in dollars):
Basic	$3.28	$(1.84)	$4.25	$(4.24)
Diluted	$3.19	$(1.84)	$4.15	$(4.24)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	—	77	—	80

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	—	360	—	360

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

Orano

On April 27, 2018, the Company entered into an agreement (the “Orano Supply Agreement”) with the French company Orano Cycle (“Orano”) for the long-term supply to the Company of SWU contained in LEU. Under the Orano Supply Agreement, as amended, the supply of SWU commences in 2020 and extends to 2028. The Company has the option to extend the supply period for an additional two years. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. Under the Orano Supply Agreement, the Company purchases SWU contained in LEU received from Orano, and the Company delivers natural uranium to Orano for the natural uranium feed material component of LEU. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings. Prices are payable in a combination of U.S. dollars and euros.

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor USEC Inc. and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. In connection with the plan of reorganization in USEC Inc.’s 2014 Chapter 11 bankruptcy (now completed) and its emergence as the Company, DOE consented to the assumption by Centrus of the 2002 DOE-USEC Agreement and other agreements between the Company and DOE subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology. The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the American Centrifuge Plant milestone under the 2002 DOE-USEC Agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. The assumption of the 2002 DOE-USEC Agreement in 2014 did not affect the ability of either party to assert all rights, remedies and defenses under the agreement and all such rights, remedies and defenses are specifically preserved and all-time limits tolled expressly including all rights, remedies and defenses and time limits relating to any missed milestones. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020, to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 28, 2019, the Company, Enrichment Corp., and four other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by Ray Pritchard and Sharon Melick (collectively, the “Pritchard Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Pritchard Plaintiffs are seeking to represent a class of all current or former residents within a seven-mile radius of the Portsmouth GDP site. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and Class Members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On May 15, 2020, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendant in a class action complaint filed by Ursula McGlone, Jason McGlone, L.M., G.M., B.M., E.M., and M.M., minor children by and through their parent and natural guardian, Ursula McGlone, Julia Dunham, K.D. and C.D., minor children by and through their parent and natural guardian, Julia Dunham, Adam Rider, Brittani Rider, M.R., C.R., L.R. and L.R., minor children by and through their parent and natural guardian, Brittani Rider, Ohio residents, on behalf of themselves individually and all others similarly situated (“Citizen’s Suit”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint sought the imposition of civil penalties, requiring full abatement of endangerment, property remediation and injunctive relief for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. On July 27, 2020, the plaintiffs voluntarily filed a notice of dismissal without prejudice with the court. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 30, 2020, the Company, Enrichment Corp., six other DOE Contractors, U.S. Department of Energy and other government agencies were given notice of Ursula McGlone, Jason McGlone and Julia Dunham’s intent to file a citizen’s suit under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act against the Company, Enrichment Corp. and six other DOE Contractors. The complainants will purportedly seek civil penalties and injunctive relief for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. As of this filing, neither the Company nor Enrichment Corp. have been served with the forthcoming complaint.

In June 2020, the Company’s subsidiaries, Enrichment Corp. and American Centrifuge Enrichment, LLC (collectively, the “Company Subsidiaries”) collected approximately $32.4 million as a recovery on claims filed in October 2018 in the U.S. Bankruptcy Court for the Northern District of Ohio (the “Bankruptcy Court”) against each of FirstEnergy Nuclear Operating Company and FirstEnergy Nuclear Generation, LLC (collectively, the “FirstEnergy Contract Parties”). The recovery proceeds are included in SWU Revenue in the three and six months ended June 30, 2020. The claims related to damages arising from the rejection and breach of a long-term contract between the Company Subsidiaries and the FirstEnergy Contract Parties in connection with bankruptcy petitions filed by the FirstEnergy Contract Parties. The recovery resulted from a May 2020 stipulation, subsequently approved by the Bankruptcy Court, whereby the FirstEnergy Contract Parties and the Company Subsidiaries agreed that the claims of the Company Subsidiaries against the FirstEnergy Contract Parties will be allowed for all purposes as an allowed unsecured claim in the amount of $70 million. Pursuant to the approved stipulation, the Company Subsidiaries dismissed their appeal concerning the disallowance by the Bankruptcy Court of claims by the Company Subsidiaries under guaranties issued by affiliates of the FirstEnergy Contract Parties, and the successors to the FirstEnergy Contract Parties entered into a contract to purchase separative work units in the future from Enrichment Corp.

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

13. SEGMENT INFORMATION

Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
LEU segment:
Separative work units	$58.6	$—	$89.3	$12.4
Uranium	4.8	2.6	4.8	25.3
Total	63.4	2.6	94.1	37.7
Technical solutions segment	12.3	8.0	26.6	11.6
Total revenue	$75.7	$10.6	$120.7	$49.3

Segment Gross Profit (Loss)
LEU segment	$44.5	$(5.1)	$61.9	$(8.3)
Technical solutions segment	(0.7)	0.8	1.5	(1.5)
Gross profit (loss)	$43.8	$(4.3)	$63.4	$(9.8)

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended June 30, 2020, two customers in the LEU segment represented $32.4 million and $17.9 million, respectively, of revenue and one customer in the technical solutions segment represented $10.1 million of revenue. In the six months ended June 30, 2020, three customers in the LEU segment represented $32.4 million, $23.4 million and $17.9 million, respectively, of revenue and one customer in the technical solutions segment represented $19.9 million of revenue.

In the three months ended June 30, 2019, one customer in the LEU segment represented $2.6 million of revenue and one customer in the technical solutions segment represented $6.3 million of revenue. In the six months ended June 30, 2019, one customer in the LEU segment represented $35.0 million of revenue and one customer in the technical solutions segment represented $8.7 million of revenue.

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

Our LEU segment provides most of the Company’s revenue and involves the sale of separative work units (“SWU”) and occasionally LEU to utilities operating commercial nuclear power plants. The company also sells natural uranium to utilities and other nuclear fuel-related companies.

LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources, including our inventory, medium- and long- term supply contracts, and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources. Our long-term goal is to resume commercial enrichment production, and we are exploring approaches to that end.

Our technical solutions segment utilizes the unique technical expertise, operational experience, and specialized facilities that we developed over nearly two decades as part of our uranium enrichment technology program. We are leveraging these capabilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

With the specialized capabilities and workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, we are performing technical, engineering and manufacturing services for a range of commercial and government customers and actively working to secure new customers. Our experience developing, licensing, manufacturing, and operating advanced nuclear components and systems positions us to provide critical design, engineering, manufacturing, and other services to a broad range of potential clients, including those involving sensitive or classified technologies. This work includes design, engineering, manufacturing, and licensing services support for advanced reactor and fuel fabrication projects as well as decontamination and decommissioning (“D&D”) work.

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

In October 2019, we signed a cost-share contract (the “HALEU Contract”) with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU fuel with existing United States-origin enrichment technology and provide DOE with HALEU for near term use in its research and development for the advancement of civilian nuclear energy and national security, as well as other programmatic missions. The three-year program has been under way since May 31, 2019, when the Company and DOE signed a preliminary agreement that allowed work to begin while the HALEU Contract was being finalized.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded. A loss provision of $18.3 million was recognized in the fourth quarter of 2019. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of June 30, 2020, the accrued contract loss balance was $13.0 million, and Cost of Sales in the three and six months ended June 30, 2020 benefited by $3.0 million and $5.3 million, respectively, for previously accrued contract losses attributable to work performed in 2020. Refer to “Technical Solutions - Government Contracting” below for additional details. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $65.1 million of the $115 million. The Company has received aggregate cash payments of $30.2 million through June 30, 2020.

HALEU is a component of an advanced nuclear reactor fuel that is not commercially available today and may be required for a number of advanced reactor and fuel designs currently under development in both the commercial and government sectors. Existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%. HALEU has a uranium-235 concentration ranging from 5% to 20%, giving it several potential technical and economic advantages. For example, the higher concentration of uranium-235 means that fuel assemblies and reactors can be smaller and reactors will require less frequent refueling. Reactors can also achieve higher “burnup” rates, meaning that a smaller volume of fuel will be required overall and less waste will be produced. HALEU may also be used in the future to fabricate next-generation fuel forms for the existing fleet of reactors in the United States and around the world. These new HALEU-based fuels could improve the economics of nuclear reactors and inherent safety features while increasing the amount of electricity that can be generated at existing reactors. HALEU fuel may also ultimately be used in new commercial and government applications in the future, such as reactors for the military.

Despite the challenges of COVID-19 we have continued to make progress under the contract. On June 23, 2020, the U.S. Nuclear Regulatory Commission (“NRC”) accepted for review our application to amend our license to permit the production of HALEU up to 20% U235 enrichment. We believe our investment in the HALEU technology will position the Company to meet the needs of our customers in the future as they deploy advanced reactors and next generation fuels. By investing in HALEU technology now, and as the only domestically-owned company with HALEU enrichment capability, we believe the Company could be well positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases with the development of advanced reactors. There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Since the HALEU demonstration program will conclude in early 2022, we are intently focused on developing options to sustain and expand our demonstrated capability for the period immediately following the conclusion of the program.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape. In the years following the 2011 Fukushima accident, the published market prices for uranium enrichment declined more than 75% through mid-2018. While the monthly price indicators have since gradually started to increase, the uranium enrichment segment of the nuclear fuel market remains oversupplied (including because foreign-owned enrichers continued to expand even as demand fell) and faces uncertainty about future demand for nuclear power generation. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company has taken actions to protect its workforce and to maintain critical operations. Travel, operational, and other restrictions imposed by the U.S. and foreign governments may impact our ability to make future sales and may impact the ability of our suppliers, including our suppliers of low enriched uranium, to perform under their contracts. As of the date of this filing, our LEU segment operations have not been materially affected by the pandemic and we are working with our suppliers, fabricators, and customers to monitor the situation closely.

Further, the governments of states and counties in which we operate have issued orders prohibiting holding gatherings and closing nonessential businesses. Many of these restrictions remain in place and we continue to monitor and adjust as necessary. As a result, the Company has instituted measures such as expanded telework to protect our workforce, to comply with government orders, and to maintain critical operations. Not all work, however, can be performed remotely. Consequently, we have instituted limited operations for personnel working on the HALEU program to maintain critical systems and security. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the project. At this time, other than the restrictions on a limited number of our employees, our technical solutions segment’s operations have not been significantly affected.

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

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Operating results for the three and six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In the three months ended June 30, 2020, we benefited from the one time collection from a customer of $32.4 million in settlement of a supply contract rejected in bankruptcy court. We expect revenue in our third quarter ending September 30 to be lower but anticipate that our fourth quarter will be stronger as we typically have more deliveries in that quarter.

Our order book of sales under contract in the LEU segment extends to 2030. As of June 30, 2020, the order book was $1.0 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes $0.3 billion of Deferred Revenue and Advances from Customers. Due to the nature of the long term contracts and our order book, we have visibility of a significant portion of our anticipated revenue for 2021 and 2022 in the LEU segment. However, these long term contracts are subject to significant risks and uncertainties, including potential import laws and restrictions. In particular, the portion of our order book that we may fulfill with LEU received under our Russian Supply Agreement (“RSA”) is subject to uncertainties related to the administrative review and possible extension of the RSA. For further discussion of these risks and uncertainties, refer to Part II, Item 1A, Risk Factors - Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier could adversely affect profitability and the viability of our business, including new restrictions as a result of the expiration of the RSA or amendments to the RSA on terms unfavorable to us, as well as - Duties or restrictions on imports or sales of SWU or uranium that we buy from foreign suppliers, or sanctions applicable to those suppliers or their affiliates, could adversely affect profitability and the viability of our business, and Part I, Item 1A, Risk Factors - The dollar amount of the sales order book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our future operating results are subject to a number of uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:

•	Additional purchases or sales of SWU and uranium;

•
Conditions in the LEU and energy markets, including pricing, demand, operations, government restrictions on imports, exports or investments, and regulations of our business and activities and those of our customers, suppliers, contractors, and subcontractors;

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

Our technical solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company. This includes the HALEU Contract and a variety of other contracts with public and private sector customers.

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 81% of our total revenue in 2019. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately one-third of revenue from our LEU segment in recent years. Our agreements with electric utilities are primarily fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and uranium component of LEU to utilities or where we sell natural uranium to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts.

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

Utility customers in general have the option to defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the condensed consolidated financial statements for further details.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. Since 2011, market prices for SWU and uranium significantly declined until mid-2018, when they began to trend upward. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind published price indicators by several years. While newer sales reflect the low prices prevalent in recent years, certain older contracts included in our order book have sales prices that are significantly above current market prices.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:
SWU and Uranium Market Price Indicators*
* Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are primarily denominated in U.S. dollars, and although revenue has not been directly affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers have historically been denominated in U.S. dollars. In 2018, however, we entered into an agreement with Orano Cycle (“Orano”) for the long-term supply of SWU. Most purchases under the contract with Orano will be payable in a combination of U.S dollars and euros and we may be subject to exchange rate risk for the portion of purchases payable in euros.

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

Market Uncertainties

Imports into the United States of LEU and other uranium products produced in the Russian Federation, including LEU imported by Centrus under the Russian Supply Agreement, are subject, through December 31, 2020, to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement (“RSA”), as amended in 2008. These quotas limit the amount of Russian LEU that can be imported into the United States for U.S. consumption. Neither the legislation nor the RSA currently impose quotas on LEU imported into the United States after 2020.

The U.S. Department of Commerce (“DOC”) is currently conducting an administrative review of the current status of, and compliance with, the RSA during the period October 2017 through September 2018 (the “Second Administrative Review”) and, in December 2019, initiated another review of the period October 2018 through September 2019 (the “Third Administrative Review”). In an earlier review (the “First Administrative Review”), which covered the period October 2016 through September 2017 and was completed in December 2017, the DOC found that TENEX, Centrus, and others had complied with the terms of the RSA during the period of review, but deferred until the Second Administrative Review any decision on whether the RSA continues to meet the statutory requirements that the RSA (i) prevent the suppression or undercutting of price levels of domestic uranium products and (ii) continue to be in the public interest. In a preliminary determination in the Second Administrative Review, issued in December 2019, the DOC again found that Centrus and others had complied with the RSA, but again deferred making a determination on the statutory requirements, which it said would be addressed in a post-preliminary analysis. This analysis was issued on June 17, 2020. In the analysis, the DOC preliminarily found that the RSA does not meet the statutory requirements on the grounds that (a) the RSA did not prevent price suppression or price undercutting during the period reviewed by the DOC in the Second Administrative Review, and (b) absent a reversal of the pending termination of the RSA and the underlying antidumping investigation, the RSA is no longer in the public interest.

On July 21, 2020, pursuant to a general extension of deadlines for all administrative reviews occasioned, among other things, by the COVID-19 pandemic, the DOC extended an August 4, 2020, deadline to issue a final determination in the Second Administrative Review, to October 5, 2020. The DOC may elect to extend the October 5, 2020, deadline further, which could also further extend the period for negotiations between the DOC and the Russian Federation State Atomic Energy Corporation (Rosatom).

If, in its final determination in the Second Administrative Review, the DOC determines that (i) there is evidence of non-compliance with the RSA, and/or (ii) the RSA does meet the statutory requirements, the DOC could terminate the RSA, restart the antidumping investigation that the RSA suspended, and begin collecting cash deposits to cover applicable tariffs in excess of 115% of the value of imports of Russian uranium products, including the LEU that the Company imports into the United States under the Russian Supply Agreement. Further, these cash deposits could be applied retroactively to periods before the final determination, requiring Centrus to deposit cash equal to 115% of the value of Russian LEU imported under the Russian Supply Agreement during such periods.

The requirement to post cash deposits and the potential duties due upon the conclusion of the antidumping investigation would make the LEU containing the SWU that we purchase under the Russian Supply Agreement too expensive to place into the U.S. market, and our ability to place Russian LEU outside of the U.S. is limited. Further, if cash deposits were to apply retroactively, the Company would not be able to mitigate these losses through purchases from alternative supplies. Because (i) most of the LEU we place into existing contracts with U.S. customers today is sourced from Russia under the Russian Supply Agreement and (ii) we anticipate continuing to place significant quantities of Russian LEU into our U.S. contracts in the future, most of our revenues from our LEU business in the United States are earned with deliveries of Russian LEU. Consequently, any determination by the DOC that leads to the restart of the antidumping investigation and requires cash deposits, whether or not those deposits apply retroactively, could result in significant financial losses to the Company and could result in our business no longer being viable.

In February 2019, the DOC formally opened negotiations with Rosatom with respect to a possible extension of the term of the RSA. In connection with these negotiations, the DOC is seeking a significant extension of the RSA. We are working with industry stakeholders and others to ensure that the extension will include sufficient quota to allow the Russian Supply Agreement to be fully implemented, but it is possible that the terms of the extension will not expressly protect our ability to import LEU under the Russian Supply Agreement or will not require that sufficient or any available quota be allocated to those imports.

The negotiations between the DOC and Rosatom are ongoing, and the parties have not yet reached agreement. The most significant issue to the Company in the ongoing negotiations is the treatment of the Russian Supply Agreement on a going-forward basis in the context of the cap on imports of Russian LEU that would apply under an extended RSA. In June 2020, the DOC indicated in a publicly-available letter to certain U.S. Senators (the “June Letter”) that, as part of its negotiating position on the extension of the RSA, the DOC is seeking to respect the commercial interests of U.S. parties who, by the time negotiations of the RSA extension began in February 2019, had already entered into contracts to purchase uranium products from Russia in the post-2020 time period. We have asked the DOC that the Russian Supply Agreement (signed in 2011) be included among those contracts and have proposed to the DOC an amount of quota to satisfy our anticipated operational needs. Although the negotiations are ongoing, our current expectation is that, if an agreement were to be reached that included quota in the amounts we have proposed, we would be substantially protected from import restrictions and could continue to meet our obligations under the Russian Supply Contract, taking into account foreign sales that we could make that would not require quota for delivery of Russian LEU. However, the DOC also stated in the June Letter that significant gaps on key issues have persisted in the negotiations with Rosatom and, accordingly, the ongoing negotiations are subject to significant uncertainty. Therefore, there can be no assurance that the DOC will reach agreement with Rosatom or that any agreement will ultimately protect the amount of LEU we currently expect to take under the Russian Supply Agreement.

Unless an RSA extension provides for sufficient quota or other relief that would allow Centrus to deliver in the United States substantially all of the Russian LEU that we procure under the Russian Supply Agreement (taking into account foreign sales that we could make that would not require quota for delivery of Russian LEU), (i) our ability to meet all our commitments under our order book and to obtain new sales commitments would be substantially jeopardized, and (ii) our ability to earn revenues with the Russian LEU we are required to procure under the Russian Supply Agreement would be substantially reduced, or potentially eliminated. As a result, we would lose most of our U.S. revenues and market share to our competitors, while being required to continue making purchases of the SWU in, and deliveries of natural uranium for, LEU delivered to us under the Russian Supply Agreement. The loss of supply and revenues, as well as the costs of continuing to purchase Russian material we cannot sell in the United States, would adversely impact our financial condition, results of operations, cash flows and potentially result in our business no longer being viable.

In the June Letter, the DOC noted that if the negotiations are unsuccessful, the DOC could terminate the RSA and resume the underlying antidumping investigation. Termination could occur pursuant to the Second Administrative Review. Thus, if before October 5, 2020, which is the date on which the DOC is currently due to make a final determination in the Second Administrative Review, DOC has not reached agreement with Rosatom to extend the RSA, the DOC could make the final determination described above that results in a restarted antidumping investigation. Upon restart of the investigation, Centrus would be obligated to pay the cash deposits and potential duties, as described above.

All of these outcomes, individually and collectively, could cause us to incur significant financial losses, in addition to impeding or preventing us from fulfilling our existing contracts or winning new contracts, and adversely affect our profitability and the viability of our business. Additionally, as a result of the uncertainty regarding the outcome of the pending trade matter, customers may be reluctant to contract for SWU or uranium from the Company and the Company may not be able to secure adequate alternative supplies. Further, the outcome of the pending trade matter could materially impact future demand and market prices.

It is not possible at this time to predict the outcome of either the negotiation of the RSA or the antidumping proceeding that could follow if the negotiation does not succeed.

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

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah Gaseous Diffusion Facility. The HALEU Contract, once fully implemented, will result in the Company having demonstrated the capability to enrich uranium to the 19.75 percent concentration in the uranium -235 isotope that is required by many of the advanced reactor concepts now under development. Moreover, by 2022 the Company expects to have secured an NRC license for production on 19.75 percent HALEU, opening the door to the possibility of significant sales of HALEU to both commercial and government customers. In the latter category, the Company is closely following the implementation of Project Pele, which is supporting the development of micro-nuclear power plants, which in time could provide a significant source of demand for HALEU-based nuclear fuel.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. As of December 31, 2019, the portion of our anticipated cost share under the HALEU Contract representing our share of remaining projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract will be adjusted over the remaining contract term based on actual results and remaining program cost projections. As of June 30, 2020, the accrued contract loss balance was $13.0 million, and Cost of Sales in the three and six months ended June 30, 2020 benefited by $3.0 million and $5.3 million, respectively for previously accrued contract losses attributable to work performed in the three and six months ended June 30, 2020.

Effective June 1, 2019, with the commencement of the HALEU work, ongoing costs of the Piketon facility that were included in Advanced Technology Costs on the consolidated statement of operations prior to June 1, 2019, are included in Cost of Sales of the technical solutions segment with the exception of costs for two minor items that were repaired under a previous agreement with DOE.

Over the past five years, our government contracts with UT-Battelle have provided for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. In February 2020, an additional $4.4 million fixed-price agreement was entered into with UT-Battelle. The Company, which had already begun this scope of work in 2019, completed the work during the second quarter of 2020. Revenue was $4.4 million in the six months ended June 30, 2020, with approximately 58% of associated costs recognized in 2019 and 42% in the six months ended June 30, 2020.

In addition, we have entered into other contracts with DOE, other agencies and their contractors to provide engineering, design and manufacturing services.

Commercial Contracting

In March 2018, we entered into a services agreement with X Energy, LLC (“X-energy”) to provide X-energy with technical and resource support for criticality safety evaluation of processing equipment, design of fresh fuel transport packages, and conceptual mock-up of a nuclear fuel production facility. In November 2018, we entered into a second services agreement with X-energy to provide technical and resource support to the design and license application development of its nuclear fuel production facility. Under both agreements, we provide X-energy with non-cash in-kind contributions subject to a cooperative agreement between X-energy and the United States government. In June 2020, the parties extended the period of performance through October 31, 2020.

Under the X-energy agreements, services are performed pursuant to separate task orders issued and provide for time-and-materials based pricing. The cumulative value of task orders issued provides for payments to us of $11.9 million and in-kind contributions to be provided by us of $6.5 million. Revenue through June 30, 2020 for payments received or pending, totaled $11.3 million, and in-kind contributions provided by us totaled $6.2 million.

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

Results of Operations

Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$58.6	$—	$58.6	—%
Uranium revenue	4.8	2.6	2.2	85%
Total	63.4	2.6	60.8	2,338%
Cost of sales	18.9	7.7	(11.2)	(145)%
Gross profit (loss)	$44.5	$(5.1)	$49.6

Technical solutions segment
Revenue	$12.3	$8.0	$4.3	54%
Cost of sales	13.0	7.2	(5.8)	(81)%
Gross profit (loss)	$(0.7)	$0.8	$(1.5)

Total
Revenue	$75.7	$10.6	$65.1	614%
Cost of sales	31.9	14.9	(17.0)	(114)%
Gross profit (loss)	$43.8	$(4.3)	$48.1

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$89.3	$12.4	$76.9	620%
Uranium revenue	4.8	25.3	(20.5)	(81)%
Total	94.1	37.7	56.4	150%
Cost of sales	32.2	46.0	13.8	30%
Gross profit (loss)	$61.9	$(8.3)	$70.2

Technical solutions segment
Revenue	$26.6	$11.6	$15.0	129%
Cost of sales	25.1	13.1	(12.0)	(92)%
Gross profit (loss)	$1.5	$(1.5)	$3.0

Total
Revenue	$120.7	$49.3	$71.4	145%
Cost of sales	57.3	59.1	1.8	3%
Gross profit (loss)	$63.4	$(9.8)	$73.2

Revenue

Revenue from the LEU segment increased $60.8 million (or 2338%) in the three months and $56.4 million (or 150%) in the six months ended June 30, 2020, compared to the corresponding periods in 2019. SWU revenue in the three and six months ended June 30, 2020 includes $32.4 million collected from a customer in settlement of a supply contract rejected in bankruptcy court. Excluding these proceeds, revenue from the sales of SWU increased $26.2 million in the three months and $44.5 million in the six months ended June 30, 2020. The volume of SWU sold increased 97% for the six-month period and the average SWU price increased 134%, reflecting the variability in timing of utility customer orders and the particular contracts under which SWU were sold during the periods. Revenue from uranium sales increased $2.2 million in the three months and declined $20.5 million in six months ended June 30, 2020, compared to the corresponding periods in 2019. For the six-month period, the volume of uranium sold declined 79%.

Revenue from the technical solutions segment increased $4.3 million (or 54%) in the three months and $15.0 million (or 129%) in the six months ended June 30, 2020, compared to the corresponding periods in 2019. The increases were primarily the result of work performed under the HALEU Contract. Revenue in the current periods included work performed under the UT-Battelle contract and revenue in the prior periods included work performed under an agreement with DOE to decontaminate and decommission its K-1600 facility in Tennessee. The K-1600 contract was completed in October 2019.

Cost of Sales

Cost of sales for the LEU segment increased $11.2 million (or 145%) in the three months and declined $13.8 million (or 30%) in the six months ended June 30, 2020, compared to the corresponding periods in 2019. There were no sales of SWU in the corresponding three-month period in 2019. For the six-month period, the decline in cost of sales reflects the decline in uranium sales volume, partially offset by the increase SWU sales volume and a decline in the average cost of sales per SWU. The average cost of sales per SWU declined approximately 39% in the six months ended June 30, 2020, compared to the corresponding period in 2019, primarily due to lower pricing in supply contracts. Cost of sales includes legacy costs related to former employees of the Portsmouth and Paducah Gaseous Diffusion Plants of $1.7 million in the six months ended June 30, 2020 compared to $1.8 million in the six months ended June 30, 2019. Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $2.3 million in the six months ended June 30, 2019, including $2.0 million in second quarter of 2019.

Cost of sales for the technical solutions segment increased $5.8 million (or 81%) in the three months and $12.0 million (or 92%) in the six months ended June 30, 2020, compared to the corresponding periods in 2019, reflecting in part the mix of technical solutions work performed in each of the periods including work performed under the HALEU Contract in the current period. Cost of sales benefited by $3.0 million in the three months and $5.3 million in the six months ended June 30, 2020, for previously accrued contract losses attributable to work performed under the HALEU Contract in 2020. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit (Loss)

We realized a gross profit of $43.8 million and $63.4 million in the three and six months ended June 30, 2020, compared to a gross loss of $4.3 million and $9.8 million in the corresponding periods in 2019.

The gross profit for the LEU segment was $44.5 million in the three months and $61.9 million in the six months ended June 30, 2020, compared to a gross loss of $5.1 million and $8.3 million in the corresponding periods in 2019. The improvement for the LEU segment was primarily due to the recovery on bankruptcy court claims of $32.4 million, the increases in SWU sales volume and average SWU selling prices, and the decline in the average cost of sales per SWU.

For the technical solutions segment, we realized a gross loss of $0.7 million in the three months ended June 30, 2020 compared to a gross profit of $0.8 million for the corresponding period in 2019. We realized a gross profit of $1.5 million for the six months ended June 30, 2020, compared to a gross loss of $1.5 million in the corresponding period in 2019. The gross profit in the current six-month period was primarily attributable to the UT-Battelle contract awarded in February 2020. The Company began this scope of work in 2019, and associated costs were recognized in both 2019 and the first half of 2020.

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Gross profit (loss)	$43.8	(4.3)	$48.1	1,119%
Advanced technology costs	0.7	5.1	4.4	86%
Selling, general and administrative	10.4	7.7	(2.7)	(35)%
Amortization of intangible assets	1.7	1.2	(0.5)	(42)%
Special charges (credits) for workforce reductions	—	(2.9)	(2.9)	100%
Gain on sales of assets	—	(0.1)	(0.1)	(100)%
Operating income (loss)	31.0	(15.3)	46.3	303%
Nonoperating components of net periodic benefit expense (income)	(2.2)	—	2.2	—%
Interest expense	—	1.0	1.0	100%
Investment income	—	(0.7)	(0.7)	(100)%
Income (loss) before income taxes	33.2	(15.6)	48.8	313%
Income tax expense (benefit)	(0.5)	—	0.5	—%
Net income (loss)	33.7	(15.6)	49.3	316%
Preferred stock dividends - undeclared and cumulative	2.0	2.0	—	—%
Net income (loss) allocable to common stockholders	$31.7	$(17.6)	$49.3	280%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Gross profit (loss)	$63.4	(9.8)	$73.2	747%
Advanced technology costs	1.6	11.7	10.1	86%
Selling, general and administrative	18.9	15.8	(3.1)	(20)%
Amortization of intangible assets	3.1	2.3	(0.8)	(35)%
Special charges (credits) for workforce reductions	(0.1)	(3.0)	(2.9)	97%
Gain on sales of assets	—	(0.5)	(0.5)	(100)%
Operating income (loss)	39.9	(36.1)	76.0	211%
Nonoperating components of net periodic benefit expense (income)	(4.4)	(0.1)	4.3	4,300%
Interest expense	0.1	2.0	1.9	95%
Investment income	(0.4)	(1.4)	(1.0)	(71)%
Income (loss) before income taxes	44.6	(36.6)	81.2	222%
Income tax expense (benefit)	(0.4)	(0.1)	0.3	300%
Net income (loss)	45.0	(36.5)	81.5	223%
Preferred stock dividends - undeclared and cumulative	4.0	4.0	—	—%
Net income (loss) allocable to common stockholders	$41.0	$(40.5)	$81.5	201%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our customer contracts in the technical solutions segment, including costs for work at the Piketon facility prior to the commencement of the HALEU work in June 2019. Costs declined $4.4 million (or 86%) in the three months and $10.1 million (or 86%) in the six months ended June 30, 2020, compared to the corresponding periods in 2019.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $2.7 million (or 35%) in the three months compared to the corresponding period in 2019. Consulting costs increased $2.1 million, including $2.0 million of previously deferred costs related to capital financing evaluation work. Compensation expense increased $0.8 million primarily due to an increase in the share price of the Company’s common stock and the remeasurement of obligations under long-term incentive plans. Other SG&A expenses declined by a net $0.2 million.

SG&A expenses increased $3.1 million (or 20%) in the six months ended June 30, 2020, compared to the corresponding period in 2019, primarily due to an increase in consulting costs and the $0.8 million increase in compensation expense. In the six-month period, consulting costs increased $2.9 million related to initiatives including capital financing evaluation, claim recoveries and international trade. Travel and recruiting expenses declined by a total of $0.4 million and other SG&A expenses declined by a net $0.2 million.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which increased $0.5 million in the three months and $0.8 million in the six months ended June 30, 2020, compared to the corresponding periods in 2019. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges (Credits) for Workforce Reductions

Special charges (credits) in the six months ended June 30, 2020 consisted of income of $0.1 million for the reversal of accrued termination benefits related to unvested employee departures. Special charges (credits) in the six months ended June 30, 2019 consisted of income of $2.9 million for the reversal of accrued termination benefits for employees who were retained for the HALEU program.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $2.2 million and $4.4 million for the three and six months ended June 30, 2020, respectively, compared to $0 million and $0.1 million in the corresponding periods in 2019. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Interest cost declined in 2020 as a result of lower market interest rates.

Income Tax Expense (Benefit)

The income tax benefit was $0.5 million in the three months ended June 30, 2020 and $0 million in the three months ended June 30, 2019. The income tax benefit was $0.4 million in the six months ended June 30, 2020 and $0.1 million in the six months ended June 30, 2019.

In the second quarter of 2020, Centrus released the tax valuation allowance on its state deferred income taxes. Most of the release of the tax valuation allowance was recorded as a discrete item and resulted in an income tax benefit of $0.8 million offset by the income tax expense of $0.3 million in its quarterly provision primarily for a current year unrecognized tax benefit. The 2019 income tax benefit resulted from discrete items to reverse previously accrued liabilities for unrecognized tax benefits.

For the year, Centrus expects the income tax benefit to be $0 million representing the income tax benefit from the discrete in the second quarter offset by the income tax expense accrued through its annual effective tax rate.

Net Income (Loss)

Our net income was $33.7 million in the three months and $45.0 million in the six months ended June 30, 2020, compared to a net loss of $15.6 million and $36.5 million in the corresponding periods in the prior year. The favorable variance of $49.3 million for the three months ended June 30, 2020, was primarily a result of a $48.1 million increase in gross profit, including the $32.4 million recovery on bankruptcy court claims. The favorable variance of $81.5 million for the six months ended June 30, 2020, was primarily a result of a $73.2 million increase in gross profit, a $10.1 million decline in advanced technology costs, and a $4.3 million increase in nonoperating components of net periodic benefit income.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the three and six months ended June 30, 2020 and the corresponding period in 2019, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended the second quarter of 2020 with a consolidated cash balance of $119.3 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $65.1 million of the $115 million. The Company has received aggregate cash payments of $30.2 million through June 30, 2020.

There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah Gaseous Diffusion Facility. The HALEU Contract, once fully implemented, will result in the Company having demonstrated the capability to enrich uranium to the 19.75 percent concentration in the uranium -235 isotope that is required by many of the advanced reactor concepts now under development. Moreover, by 2022 the Company expects to have secured an NRC license for production on 19.75 percent HALEU, opening the door to the possibility of significant sales of HALEU to both commercial and government customers. In the latter category, the Company is closely following the implementation of Project Pele, which is supporting the development of micro-nuclear power plants, which in time could provide a significant source of demand for HALEU-based nuclear fuel.

We lease facilities and related personal property in Piketon, Ohio from DOE. In connection with the HALEU Contract, DOE and Centrus renewed the lease agreement in 2019 and extended the lease term through May 31, 2022. Any facilities or equipment constructed or installed under contract with DOE will be owned by DOE, may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its D&D. If we determine the equipment and facilities may benefit Centrus after completion of the HALEU Contract, we can extend the facility lease and ownership of the equipment will be transferred to us, subject to mutual agreement regarding D&D and other issues.

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

The change in cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(8.4)	$(45.1)
Cash provided by investing activities	(0.1)	0.5
Cash used in financing activities	(2.9)	(3.1)
Decrease in cash, cash equivalents and restricted cash	$(11.4)	$(47.7)

Operating Activities

In the six months ended June 30, 2020, net cash used in operating activities was $8.4 million. The net reduction of $19.3 million in deferred revenue and advances from customers reflects revenue recognized in the current period related to payments received in advance in a prior period. Uses of cash are reflected in the decrease in pension and postretirement benefit liabilities of $16.6 million and the increase in accounts receivable of $10.1 million. The uses of cash were partially offset by net income of $45.0 million in the six-month period, net of non-cash expenses, including the $32.4 million in income on recovery of bankruptcy court claims.

In the corresponding period in 2019, net cash used in operating activities was $45.1 million. Sources of cash included the net reduction in receivables of $24.6 million in the six-month period. The net reduction of $31.1 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the period. Uses of cash also included the net loss of $36.7 million in the six months, net of non-cash expenses.

Investing Activities

Capital expenditures were $0.1 million and $0 million in the six months ended June 30, 2020 and 2019, respectively. Sales of unneeded assets and property yielded net proceeds of $0.5 million in the six months ended June 30, 2019. There were no sales of unneeded assets and property for the six months ended June 30, 2020.

Financing Activities

In both the six months ended June 30, 2020 and 2019, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 7, Debt, of the condensed consolidated financial statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$119.3	$130.7
Accounts receivable	31.2	21.1
Inventories, net	75.4	58.9
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(102.8)	(122.2)
Other current assets and liabilities, net	(45.5)	(49.6)
Working capital	$71.5	$32.8

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

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference at origination of $104.6 million. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent certain criteria are met and dividends are declared by the Board of Directors. We have not met these criteria for the periods from issuance through June 30, 2020, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of June 30, 2020. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 16, Stockholders’ Equity, of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Off-Balance Sheet Arrangements

Other than outstanding surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at June 30, 2020, or December 31, 2019.

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

As of June 30, 2020, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and Class Members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On May 15, 2020, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendant in a class action complaint filed by Ursula McGlone, Jason McGlone, L.M., G.M., B.M., E.M., and M.M., minor children by and through their parent and natural guardian, Ursula McGlone, Julia Dunham, K.D. and C.D., minor children by and through their parent and natural guardian, Julia Dunham, Adam Rider, Brittani Rider, M.R., C.R., L.R. and L.R., minor children by and through their parent and natural guardian, Brittani Rider, Ohio residents, on behalf of themselves individually and all others similarly situated (“Citizen’s Suit”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint sought the imposition of civil penalties, requiring full abatement of endangerment, property remediation and injunctive relief for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. On July 27, 2020, the plaintiffs voluntarily filed a notice of dismissal without prejudice with the court. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 30, 2020, the Company, Enrichment Corp., six other DOE Contractors, U.S. Department of Energy and other government agencies were given notice of Ursula McGlone, Jason McGlone and Julia Dunham’s intent to file a citizen’s suit under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act against the Company, Enrichment Corp. and six other DOE Contractors. The complainants will purportedly seek civil penalties and injunctive relief for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. As of this filing, neither the Company nor Enrichment Corp. have been served with the forthcoming complaint.

In June 2020, the Company’s subsidiaries, Enrichment Corp. and American Centrifuge Enrichment, LLC (collectively, the “Company Subsidiaries”) collected approximately $32.4 million as a recovery on claims filed in October 2018 in the U.S. Bankruptcy Court for the Northern District of Ohio (the “Bankruptcy Court”) against each of FirstEnergy Nuclear Operating Company and FirstEnergy Nuclear Generation, LLC (collectively, the “FirstEnergy Contract Parties”). The claims related to damages arising from the rejection and breach of a long-term contract between the Company Subsidiaries and the FirstEnergy Contract Parties in connection with bankruptcy petitions filed by the FirstEnergy Contract Parties. The recovery resulted from a May 2020 stipulation, subsequently approved by the Bankruptcy Court, whereby the FirstEnergy Contract Parties and the Company Subsidiaries agreed that the claims of the Company Subsidiaries against the FirstEnergy Contract Parties will be allowed for all purposes as an allowed unsecured claim in the amount of $70 million. Pursuant to the approved stipulation, the Company Subsidiaries dismissed their appeal concerning the disallowance by the Bankruptcy Court of claims by the Company Subsidiaries under guaranties issued by affiliates of the FirstEnergy Contract Parties, and the successors to the FirstEnergy Contract Parties entered into a contract to purchase separative work units in the future from Enrichment Corp.

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

Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier could adversely affect profitability and the viability of our business, including new restrictions as a result of the expiration of the RSA or amendments to the RSA on terms unfavorable to us.

Our ability to place SWU or uranium we purchase into existing and future contracts with customers is subject to U.S. import limitations and, in some cases, terms of our contracts with customers preclude us from delivering SWU or uranium produced in the Russian Federation.

Sales of Russian SWU and uranium are more challenging than sales of non-Russian material because imports of Russian SWU and uranium are subject to import restrictions and some of our customers are unable or unwilling to accept Russian SWU and uranium. The majority of the LEU we use to fill existing contracts with customers is sourced from Russia under the Russian Supply Agreement and, at present, we expect that we will continue to source most of the LEU we deliver from Russia.

Specifically, imports of Russian LEU, including the LEU containing the SWU that we are obligated to purchase under the Russian Supply Agreement, are subject to quotas imposed under legislation enacted into law in September 2008, as well as quotas imposed under the RSA. Because we rely on these quotas to import the Russian LEU under the Russian Supply Agreement and because such quotas are not available to us directly, we are dependent upon an obligation of TENEX in the Russian Supply Agreement to grant us the right to use a portion of the quotas available to TENEX thereunder in order to import Russian LEU for sale in the United States. The quotas imposed under the 2008 legislation only run through 2020, and the RSA is scheduled to expire on December 31, 2020. While the end of quotas under the legislation and the expiration of the RSA would lift any further restriction on imports of Russian LEU, the Russian Supply Agreement does not include any provisions addressing additional or other restrictions on imports of Russian LEU or SWU that may be imposed after 2020. Accordingly, if such additional or other restrictions are imposed, we do not have any guarantee that those restrictions will not apply to the LEU we import under the Russian Supply Agreement.

It is likely that such restrictions will be imposed prior to the end of 2020. The RSA is subject to periodic review by the DOC and, as described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Uncertainties, on June 17, 2020, the DOC preliminarily found in the Second Administrative Review of the RSA that the RSA does not meet the applicable statutory requirements. A final determination in the Second Administrative Review is due to be issued by the DOC on October 5, 2020. If the DOC determines that (i) there is evidence of non-compliance with the RSA, and/or (ii) the RSA does meet the statutory requirements, the DOC could terminate the RSA, restart the antidumping investigation that the RSA suspended, and begin collecting cash deposits to cover applicable tariffs in excess of 115% of the value of imports of Russian uranium products, including the LEU that the Company imports into the United States under the Russian Supply Agreement. Further, these cash deposits could be applied retroactively to periods before the final determination, requiring Centrus to deposit cash equal to 115% of the value of Russian LEU imported under the Russian Supply Agreement during such periods. The requirement to post cash deposits and the potential duties due upon the conclusion of the antidumping investigation would make the LEU containing the SWU that we purchase under the Russian Supply Agreement too expensive to place into the U.S. market, and our ability to place Russian LEU outside of the U.S. is limited. Similarly, if cash deposits were to apply retroactively, the Company would not be able to mitigate these losses through purchases from alternative supplies. Because (i) the majority of the LEU we place into existing and future contracts with customers is sourced from Russia under the Russian Supply Agreement and (ii) a significant portion of our revenues result from the sale of the SWU contained in the Russian LEU we place in these contracts, the imposition of cash deposits and duties following a determination by the DOC to restart the antidumping investigation would result in significant financial losses to the Company and potentially result in our business no longer being viable.

In February 2019, the DOC formally opened negotiations with Rosatom with respect to a possible extension of the term of the RSA. In connection with these negotiations, the DOC is seeking a significant extension of the RSA. We are working with industry stakeholders and others to ensure that the extension will include sufficient quota to allow the Russian Supply Agreement to be fully implemented, but it is possible that the terms of the extension will not expressly protect our ability to import LEU under the Russian Supply Agreement or will not require that sufficient or any available quota be allocated to those imports. Because the Russian Supply Agreement does not stipulate what would happen if quotas or other restrictions are imposed post-2020, there is no assurance that the Company will be permitted to use any future quotas to import LEU under the Russian Supply Agreement post-2020. Further, even if TENEX were willing to grant the Company the right to use all or a portion of any new quotas, there is no assurance that the new quotas would be sufficient to cover all the LEU that the Company is required to order under the Russian Supply Agreement after 2020. And while the Company has asked the DOC to provide sufficient quota to cover our obligations under the Russian Supply Agreement, there is no assurance that the final terms of an extended RSA will include sufficient quota for the Russian Supply Agreement. Even if sufficient quota is granted to TENEX to cover the Russian Supply Agreement, TENEX may ultimately elect not to use that quota for the LEU under the Russian Supply Agreement.

Unless an RSA extension provides for sufficient quota or other relief that would allow Centrus to deliver in the United States substantially all of the Russian LEU that we procure under the Russian Supply Agreement (taking into account the foreign sales of Russian LEU that we may make without the use of quota), (i) our ability to meet all our commitments under our order book and to obtain new sales commitments would be substantially jeopardized, and (ii) our ability to earn revenues with the Russian LEU we are required to procure under the Russian Supply Agreement would be substantially reduced, or potentially eliminated. As a result, we would lose both the substantial majority of our revenues and market share to our competitors, while being required to continue making purchases of SWU from, and deliveries of natural uranium to, TENEX under the Russian Supply Agreement for LEU that we may be unable to sell on commercially reasonable terms or at all, resulting in significant financial losses to the Company and potentially resulting in our business no longer being viable.

In addition to the potential for quotas, duty deposits, or duties that might apply as results of an extended or terminated RSA, other duties, sanctions and other trade restrictions could be applied to LEU and other forms of Russian uranium as a result of trade actions by the United States. For example, sanctions on Rosatom, TENEX or other Rosatom subsidiaries and affiliates could be imposed through new or existing legislation or as a result of sanctions imposed by the U.S. government under new or existing executive orders or regulations, and these sanctions would prevent or limit the ability of the Company to do business with these companies. Regardless of the reason for which they might be imposed, such quotas, duties, sanctions or other trade restrictions would affect Centrus’ sales of Russian uranium, SWU or LEU, which would adversely affect Centrus’ financial condition, results of operations, cash flows and the viability of our business.

Duties or restrictions on imports or sales of SWU or uranium that we buy from foreign suppliers, or sanctions applicable to those suppliers or their affiliates, could adversely affect profitability and the viability of our business.

In addition to the risks associated with Russian SWU and uranium, there are risks that apply to all foreign-origin SWU or uranium that we may procure, including the potential for new duties, restrictions or sanctions on foreign origin products or services or the foreign entities that provide them. If as a result of such duties, restrictions or sanctions, we cannot purchase the SWU or uranium that we are committed to purchase from our foreign suppliers, or we cannot sell such SWU or uranium for consumption in the United States, we will have to sell the SWU or uranium for consumption outside the United States. Our ability to sell outside the United States is limited by policies of foreign governments or regional institutions governing purchases by utilities and other entities under their jurisdiction. In addition, foreign companies that take delivery of imported SWU or uranium from us in the United States may be unwilling to cooperate with us in meeting requirements under U.S. law providing that the imported material be re-exported within a fixed period of time.

Geopolitical events, including domestic or international reactions or responses to such events, as well as concerns about U.S. national security or other issues, could lead to U.S. or foreign government or international actions, including the imposition of sanctions, that could disrupt our ability to purchase, or to sell or make deliveries of LEU or other uranium products from, foreign suppliers, including, but not limited to, suppliers from Russia, or even to continue to do business with one or more of these suppliers or their affiliates.

Any of these quotas, duties, sanctions, or other trade restrictions could threaten our ability to fulfill our purchase commitments to our suppliers and our delivery commitments to customers, with adverse effects on our reputation, costs, results of operations, cash flows and long-term viability. Even in the absence of quotas, duties, sanctions, or other trade restrictions, customers may be unwilling to agree to purchase, or accept delivery of, foreign SWU or uranium. Accordingly, there is no assurance that we will be successful in our efforts to sell or deliver, in or outside of the United States, the SWU or uranium we are obligated to purchase under the Russian Supply Agreement, the Orano Supply Agreement and other supply agreements. Inability to purchase, sell or deliver LEU, SWU or uranium for any reason, could adversely impact our business, financial condition, results of operations, cash flows and the viability of our business.

All of these outcomes, individually and collectively, could cause us to incur significant financial losses, in addition to impeding or preventing us from fulfilling our existing contracts or winning new contracts, and adversely affect our profitability and the viability of our business.

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

10.2	First Amendment, dated June 5, 2020, to the Purchase and Sale Agreement, dated April 27, 2018, between Orano Cycle and United States Enrichment Corporation. (a)

10.3	Letter Agreement, dated June 9, 2020, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation. (a)

10.4
Stipulation Among the Plan Administrator, Energy Harbor Nuclear Generation LLC, Energy Harbor Nuclear Corp., and USEC dated May 21, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed in interactive data file (XBRL) format.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

August 5, 2020	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)