Form 10-Q
period 2020-09-30
CENTRUS ENERGY CORP
filed 2020-11-13
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
    Yes ☐     No ☒
As of November 1, 2020, there were 11,320,689 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In this context, forward-looking statements mean statements related to future events, may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following, which may be amplified by the novel coronavirus (COVID-19) pandemic: risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock; risks related to the use of our net operating loss (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; risks related to the limited trading markets in our securities; risks related to our ability to maintain the listing of our Class A Common Stock on the NYSE American LLC (the “NYSE American”); risks related to decisions made by our Class B stockholders and our Series B Senior Preferred stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks related to the Company’s capital concentration; risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); our dependence on others for deliveries of LEU including deliveries from the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”), under a commercial supply agreement with TENEX and deliveries under a long-term supply agreement with Orano Cycle (“Orano”); risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; risks related to actions, including government reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us, including the imposition of sanctions, restrictions or other requirements, and risks relating to the 1992 Russian Suspension Agreement (“RSA”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks relating to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and lack of current production capability; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks associated with our reliance on third-party suppliers to provide essential products and services to us; the impact of government regulation including by the U.S. Department of Energy (“DOE”) and the U.S. Nuclear Regulatory Commission; uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks and uncertainties regarding funding for deployment of the American Centrifuge technology and our ability to perform and absorb costs under our agreement with DOE to demonstrate the capability to produce high assay low enriched uranium (“HALEU”) and our ability to obtain and/or perform under other agreements; risks relating to whether or when government or commercial demand for HALEU will materialize; the potential for further demobilization or termination of our American Centrifuge work; risks related to our ability to perform and receive timely payment under agreements with DOE or other government agencies, including risk and uncertainties related to the ongoing funding of the government and potential audits; the competitive bidding process associated with obtaining a federal contract; risks related to our ability to perform fixed-price and cost-share contracts, including the risk that costs could be higher than expected; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; risks that we will not be able to timely complete the work that we are obligated to perform; failures or security breaches of our information technology systems; risks related to pandemics and other health crises, such as the global COVID-19 pandemic; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the competitive environment for our products and services; changes in the nuclear energy industry; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including under Part II, Item1A - “Risk Factors” in this report and under Part I, Item1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$152.8	$130.7
Accounts receivable	14.1	21.1
Inventories	66.6	64.5
Deferred costs associated with deferred revenue	145.4	144.1
Other current assets	7.4	9.2
Total current assets	386.3	369.6
Property, plant and equipment, net of accumulated depreciation of $2.5 as of September 30, 2020 and $2.2 as of December 31, 2019	4.4	3.7
Deposits for financial assurance	5.7	5.7
Intangible assets, net	65.2	69.5
Other long-term assets	6.6	7.4
Total assets	$468.2	$455.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$52.2	$50.7
Payables under SWU purchase agreements	—	8.1
Inventories owed to customers and suppliers	7.8	5.6
Deferred revenue and advances from customers	249.7	266.3
Current debt	6.1	6.1
Total current liabilities	315.8	336.8
Long-term debt	108.0	114.1
Postretirement health and life benefit obligations	131.3	138.6
Pension benefit liabilities	121.2	141.8
Advances from customers	44.9	29.4
Other long-term liabilities	22.6	32.1
Total liabilities	743.8	792.8
Commitments and contingencies (Note 13)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 104,574 shares issued and outstanding and an aggregate liquidation preference of $133.1 as of September 30, 2020 and $127.2 as of December 31, 2019	4.6	4.6
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 11,320,689 and 8,347,427 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1.1	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 and 1,117,462 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	0.1	0.1
Excess of capital over par value	84.8	61.5
Accumulated deficit	(367.0)	(405.0)
Accumulated other comprehensive income, net of tax	0.8	1.1
Total stockholders’ deficit	(275.6)	(336.9)
Total liabilities and stockholders’ deficit	$468.2	$455.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Separative work units	$0.1	$75.0	$89.4	$87.4
Uranium	18.6	12.8	23.4	38.1
Technical solutions	14.9	16.9	41.5	28.5
Total revenue	33.6	104.7	154.3	154.0
Cost of Sales:
Separative work units and uranium	19.6	54.4	51.8	100.4
Technical solutions	14.8	14.8	39.9	27.9
Total cost of sales	34.4	69.2	91.7	128.3
Gross profit (loss)	(0.8)	35.5	62.6	25.7
Advanced technology costs	0.2	1.3	1.8	13.0
Selling, general and administrative	6.7	8.7	25.6	24.5
Amortization of intangible assets	1.2	1.8	4.3	4.1
Special charges (credits) for workforce reductions	0.6	0.8	0.5	(2.2)
Gain on sales of assets	—	(0.2)	—	(0.7)
Operating income (loss)	(9.5)	23.1	30.4	(13.0)
Nonoperating components of net periodic benefit expense (income)	(2.2)	(0.1)	(6.6)	(0.2)
Interest expense	—	0.9	0.1	2.9
Investment income	(0.1)	(0.5)	(0.5)	(1.9)
Income (loss) before income taxes	(7.2)	22.8	37.4	(13.8)
Income tax expense (benefit)	(0.2)	—	(0.6)	(0.1)
Net income (loss) and comprehensive income (loss)	(7.0)	22.8	38.0	(13.7)
Preferred stock dividends - undeclared and cumulative	1.9	1.9	5.9	5.9
Net income (loss) allocable to common stockholders	$(8.9)	$20.9	$32.1	$(19.6)

Net income (loss) per common share:
Basic	$(0.83)	$2.18	$3.21	$(2.05)
Diluted	$(0.83)	$2.17	$3.12	$(2.05)
Average number of common shares outstanding (in thousands):
Basic	10,723	9,582	10,008	9,560
Diluted	10,723	9,626	10,282	9,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2020	2019
OPERATING
Net income (loss)	$38.0	$(13.7)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	4.7	4.5
PIK interest on paid-in-kind toggle notes	—	1.1
Gain on sales of assets	—	(0.7)
Inventory valuation adjustments	—	2.3
Changes in operating assets and liabilities:
Accounts receivable	7.0	31.3
Inventories, net	17.1	(9.3)
Accounts payable and other liabilities	(0.3)	(11.2)
Payables under SWU purchase agreements	(8.1)	(33.0)
Deferred revenue and advances from customers, net of deferred costs	(17.5)	18.9
Accrued loss on long-term contract	(8.7)	—
Pension and postretirement benefit liabilities	(28.1)	(15.9)
Other, net	1.1	(0.8)
Cash provided by (used in) operating activities	5.2	(26.5)

INVESTING
Capital expenditures	(0.9)	—
Proceeds from sales of assets	—	0.7
Cash (used in) provided by investing activities	(0.9)	0.7

FINANCING
Proceeds from the sale of common stock, net	23.8	—
Exercise of stock options	0.2	—
Principal payments on debt	—	(27.5)
Payment of deferred issuance costs	(0.1)	(0.2)
Payment of interest classified as debt	(6.1)	(6.1)
Cash provided by (used) in financing activities	17.8	(33.8)

Increase (decrease) in cash, cash equivalents and restricted cash	22.1	(59.6)
Cash, cash equivalents and restricted cash, beginning of period (Note 4)	136.6	159.7
Cash, cash equivalents and restricted cash, end of period (Note 4)	$158.7	$100.1

Supplemental cash flow information:
Interest paid in cash	$—	$1.5
Non-cash activities:
Conversion of interest payable-in-kind to debt	$—	$0.7
Deferred financing costs included in accounts payable and accrued liabilities	$0.7	$0.4
Right to use lease assets acquired under operating leases	$—	$2.9
Disposal of right to use lease assets for early termination	$—	$0.2
Property, plant and equipment included in accounts payable and accrued liabilities	$0.1	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2018	$4.6	$0.8	$0.1	$61.2	$(388.5)	$(0.1)	$(321.9)
Net loss for the three months ended March 31, 2019	—	—	—	—	(20.9)	—	(20.9)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at March 31, 2019	4.6	0.8	0.1	61.3	(409.4)	(0.1)	(342.7)

Net loss for the three months ended June 30, 2019	—	—	—	—	(15.6)	—	(15.6)
Balance at June 30, 2019	4.6	0.8	0.1	61.3	(425.0)	(0.1)	(358.3)

Net income for the three months ended September 30, 2019	—	—	—	—	22.8	—	22.8
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	—	0.1
Balance at September 30, 2019	$4.6	$0.8	$0.1	$61.4	$(402.2)	$(0.1)	$(335.4)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2019	$4.6	$0.8	$0.1	$61.5	$(405.0)	$1.1	$(336.9)
Net income for the three months ended March 31, 2020	—	—	—	—	11.3	—	11.3
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	(0.1)	0.2
Balance at March 31, 2020	4.6	0.8	0.1	61.8	(393.7)	1.0	(325.4)

Net income for the three months ended June 30, 2020	—	—	—	—	33.7	—	33.7
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	(0.1)	—
Balance at June 30, 2020	4.6	0.8	0.1	61.9	(360.0)	0.9	(291.7)

Issuance of common stock	—	0.3	—	22.8	—	—	23.1
Net loss for the three months ended September 30, 2020	—	—	—	—	(7.0)	—	(7.0)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	(0.1)	—
Balance at September 30, 2020	$4.6	$1.1	$0.1	$84.8	$(367.0)	$0.8	$(275.6)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The condensed consolidated balance sheet as of December 31, 2019, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and nine months ended September 30, 2020 and 2019 are insignificant.

Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$18.7	$53.7	$66.7	$91.4
Foreign	—	34.1	46.1	34.1
Revenue - SWU and uranium	$18.7	$87.8	$112.8	$125.5

Refer to Note 14, Segment Information, for disaggregation of revenue by segment. Disaggregation by end-market is provided in Note 14 and the condensed consolidated statements of operations. SWU sales are made primarily to electric utility customers and uranium sales are primarily made to other nuclear fuel related companies. Technical solutions revenue resulted primarily from services provided to the government and its contractors. SWU and uranium revenue is recognized at point of sale and technical solutions revenue is generally recognized over time.

SWU revenue in the nine months ended September 30, 2020 includes $32.4 million collected from a customer in in the second quarter in settlement of a supply contract rejected in bankruptcy court. Refer to Note 13, Commitments and Contingencies - Legal Matters, for details.

Accounts Receivable

	September 30, 2020	December 31, 2019
	($ millions)
Accounts receivable:
Billed	$6.0	$13.2
Unbilled *	8.1	7.9
Accounts receivable	$14.1	$21.1

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	September 30, 2020	December 31, 2019	Year-To-Date Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$8.9	$10.0	$(1.1)
Noncurrent - Other long-term liabilities	$0.7	$8.3	$(7.6)
Deferred revenue - current	$248.2	$243.0	$5.2
Advances from customers - current	$1.5	$23.3	$(21.8)
Advances from customers - noncurrent	$44.9	$29.4	$15.5

Deferred revenue activity in the nine months ended September 30, 2020, follows (in millions):

	Deferred Sales in the Period	Previously Deferred Sales Recognized in the Period	Year-To-Date Change
Deferred revenue - current	5.2	—	5.2

LEU Segment

The SWU component of LEU is typically bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the low-enriched uranium (“LEU”) segment (“order book”) extends to 2030. As of September 30, 2020, and December 31, 2019, the order book was $1.0 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes $0.3 billion of Deferred Revenue and Advances from Customers. Refer to Contract Liabilities table above.

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

Under the terms of certain contracts with customers in the LEU segment, the Company will accept payment for SWU in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable. In the first quarter of 2020, SWU revenue of $23.4 million was recognized under such contracts based on the fair market value of uranium acquired in exchange for SWU delivered. Uranium received from customers as advance payments for the future sales of SWU totaled $44.4 million as of September 30, 2020, including uranium valued at $15.0 million received in the second quarter of 2020. The advance payments are included in Advances from Customers, Noncurrent, based on the anticipated SWU sales period.
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

On October 31, 2019, the Company signed a cost-share contract with the U.S. Department of Energy (“DOE”) to deploy a cascade of centrifuges to demonstrate production of high-assay, low-enriched uranium (“HALEU”) for advanced reactors (“the HALEU Contract”). HALEU is a component of an advanced nuclear reactor fuel that is not commercially produced today and may be required for a number of advanced reactor and fuel designs currently under development in both the commercial and government sectors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. As of December 31, 2019, the portion of the Company’s anticipated cost share under the HALEU Contract representing the Company’s share of remaining projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of September 30, 2020, the accrued contract loss balance was $9.6 million, consisting of $8.9 million included in Accounts Payable and Accrued Liabilities and $0.7 million included in Other Long-Term Liabilities. Cost of sales in the three and nine months ended September 30, 2020 benefited by $3.4 million and $8.7 million, respectively, for previously accrued contract losses attributable to work performed in the nine months ended September 30, 2020.

The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $74.5 million of the $115 million. The Company has received aggregate cash payments of $41.5 million through September 30, 2020.

Centrus and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed for DOE unrelated to the HALEU Contract. There is the potential for additional income to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables. As a result of the application of fresh start accounting following the Company’s emergence from Chapter 11 bankruptcy on September 30, 2014, the receivables related to the Company’s claims for payment are carried at fair value as of September 30, 2014, which is net of the valuation allowances. Refer to Note 13, Commitments and Contingencies -- Legal Matters.

3. SPECIAL CHARGES (CREDITS)

Special charges for workforce reductions totaled $0.5 million in the nine months ended September 30, 2020, including $0.6 million in the third quarter for estimated employee termination benefits and income of $0.1 million in the first quarter for the reversal of accrued termination benefits related to unvested employee departures. Special charges (credits) in the nine months ended September 30, 2019 included income of $2.9 million for the reversal of accrued termination benefits for employees who were retained for the HALEU program. A summary of termination benefit activity and the accrued liability follows (in millions):

	Liability December 31, 2019	Nine Months Ended September 30,		Liability September 30, 2020
		Charges (Credits) for Termination Benefits	Paid
Workforce reductions:
Corporate functions	$1.2	$0.5	$(1.0)	$0.7
Piketon facility	0.2	—	(0.2)	—
Total	$1.4	$0.5	$(1.2)	$0.7

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the condensed consolidated balance sheet to amounts on the condensed consolidated statement of cash flows (in millions):

	September 30, 2020	December 31, 2019

Cash and cash equivalents	$152.8	$130.7
Deposits for financial assurance - current	0.2	0.2
Deposits for financial assurance - noncurrent	5.7	5.7
Total cash, cash equivalents and restricted cash	$158.7	$136.6

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

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	September 30, 2020			December 31, 2019
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$10.1	$3.1	$7.0	$7.8	$—	$7.8
Uranium	56.5	4.7	51.8	56.7	5.6	51.1
Total	$66.6	$7.8	$58.8	$64.5	$5.6	$58.9

(a)Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

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

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$30.7	$23.9	$54.6	$29.9	$24.7
Customer relationships	68.9	27.6	41.3	68.9	24.1	44.8
Total	$123.5	$58.3	$65.2	$123.5	$54.0	$69.5

7. DEBT

A summary of debt is as follows (in millions):

		September 30, 2020		December 31, 2019
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	33.7	6.1	39.8
Total		$6.1	$108.0	$6.1	$114.1

Interest on the 8.25% Notes (the “8.25% Notes”) is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As shown in the table above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of September 30, 2020, and December 31, 2019, $6.1 million of interest is recorded as current and classified as Current Debt in the condensed consolidated balance sheet. Additional terms and conditions of the 8.25% Notes are described in Note 9, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

8. FAIR VALUE

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value of assets and liabilities, the following hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:
•Level 1 – quoted prices for identical instruments in active markets.
•Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.
•Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$152.8	$—	$—	$152.8	$130.7	$—	$—	$130.7
Deferred compensation asset (a)	2.2	—	—	2.2	1.8	—	—	1.8

Liabilities:
Deferred compensation obligation (a)	$2.1	$—	$—	$2.1	$1.8	$—	$—	$1.8

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

Other Financial Instruments

As of September 30, 2020, and December 31, 2019, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	September 30, 2020			December 31, 2019
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$114.1	(b)	$50.0	$120.2	(b)	$61.5
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 7, Debt.

9. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service costs	$0.9	$0.8	$2.7	$2.4
Interest costs	6.0	7.5	18.2	22.7
Amortization of prior service costs (credits), net	—	—	(0.2)	—
Expected return on plan assets (gains)	(9.3)	(9.1)	(28.1)	(27.3)
Net periodic benefit (credits)	$(2.4)	$(0.8)	$(7.4)	$(2.2)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest costs	$1.2	$1.5	$3.6	$4.5
Amortization of prior service costs (credits), net	(0.1)	—	(0.1)	(0.1)
Net periodic benefit costs	$1.1	$1.5	$3.5	$4.4

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

Centrus returned to profitability for the nine months ended September 30, 2020 primarily due to increased margins in the LEU segment. Centrus has determined that the LEU segment’s continuing increased margins and strong backlog of orders support the assertion that it is more likely than not that all its state net deferred tax assets will be realized. Therefore, in the second quarter of 2020, the associated valuation allowance was released resulting in an income tax benefit of $0.8 million being recorded as a discrete item.

Centrus continues to maintain its assertion that it is more likely than not that its federal net deferred tax assets will not be realized because of a three-year cumulative pretax loss position as of September 30, 2020 and a significant federal net operating loss carryforward. As a result, Centrus continues to maintain a full valuation allowance on its federal net deferred tax assets.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator (in millions):
Net income (loss)	$(7.0)	$22.8	$38.0	$(13.7)
Preferred stock dividends - undeclared and cumulative	1.9	1.9	5.9	5.9
Net income (loss) allocable to common stockholders	$(8.9)	$20.9	$32.1	$(19.6)

Denominator (in thousands):
Average common shares outstanding - basic	10,723	9,582	10,008	9,560
Potentially dilutive shares related to stock options and restricted stock units (a)	—	44	274	—
Average common shares outstanding - diluted	10,723	9,626	10,282	9,560

Net income (loss) per common share (in dollars):
Basic	$(0.83)	$2.18	$3.21	$(2.05)
Diluted	$(0.83)	$2.17	$3.12	$(2.05)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	317	—	—	67

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	—	460	—	460

12. STOCKHOLDERS’ EQUITY

On August 21, 2020, the Company entered into an underwriting agreement relating to the offer and sale (the “Offering”) of 2,350,000 shares of the Company’s Class A common stock, par value $0.10 per share (the “Common Stock”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase additional shares. The Offering was made pursuant to the Registration Statement on Form S-3 which became effective on August 5, 2020, as supplemented by the prospectus supplement filed with the SEC on August 21, 2020. The price to the public in this Offering was $10.00 per share of Common Stock.

The Offering closed on August 25, 2020. On September 1, 2020, the Underwriters exercised their option to purchase 187,500 additional shares of Common Stock in the Offering at the public offering price, less the underwriting discount. After giving effect to the closing of the 187,500 additional shares, the total number of shares sold by the Company in the Offering increased to 2,537,500 shares of Common Stock. The aggregate gross proceeds from the Offering are approximately $25.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $2.3 million. The Company currently intends to use the net proceeds from this Offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock. Refer to Note 15, Subsequent Event, regarding the Company’s announcement on October 19, 2020, of the commencement of a tender offer to purchase up to $60 million of issued and outstanding Series B Senior Preferred Stock.

13. COMMITMENTS AND CONTINGENCIES

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020, to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On September 29, 2020, the defendants filed their response in opposition to the plaintiff’s motion for leave to file a third amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 28, 2019, the Company, Enrichment Corp., and four other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by Ray Pritchard and Sharon Melick (collectively, the “Pritchard Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint sought damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Pritchard Plaintiffs sought to represent a class of all current or former residents within a seven-mile radius of the Portsmouth GDP site. On September 11, 2020, the Pritchard Plaintiffs voluntarily dismissed the compliant.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and Class Members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site and eleven individuals in their personal capacity some of whom are current and former U.S Department of Energy employees were named as defendants in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleges that the named defendants conspired and concealed nuclear incidents in violation of the Price-Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants seek damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the DOE Portsmouth, Ohio site. As of this filing, neither the Company nor Enrichment Corp. have been served with the complaint. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

14. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
LEU segment:
Separative work units	$0.1	$75.0	$89.4	$87.4
Uranium	18.6	12.8	23.4	38.1
Total	18.7	87.8	112.8	125.5
Technical solutions segment	14.9	16.9	41.5	28.5
Total revenue	$33.6	$104.7	$154.3	$154.0

Segment Gross Profit (Loss)
LEU segment	$(0.9)	$33.4	$61.0	$25.1
Technical solutions segment	0.1	2.1	1.6	0.6
Gross profit (loss)	$(0.8)	$35.5	$62.6	$25.7

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended September 30, 2020, two customers in the LEU segment represented $11.3 million and $7.4 million, respectively, of revenue and one customer in the technical solutions segment represented $13.5 million of revenue. In the nine months ended September 30, 2020, three customers in the LEU segment represented $32.4 million, $23.4 million and $17.9 million, respectively, of revenue and one customer in the technical solutions segment represented $33.4 million of revenue.

In the three months ended September 30, 2019, three customers in the LEU segment represented $39.0 million, $23.4 million, and $10.7 million, respectively, of revenue and one customer in the technical solutions segment represented $15.2 million of revenue. In the nine months ended September 30, 2019, two customers in the LEU segment represented $74.0 million and $23.4 million, respectively, of revenue and one customer in the technical solutions segment represented $23.9 million of revenue.

15. SUBSEQUENT EVENT

On October 19, 2020, the Company announced the commencement of a tender offer to purchase up to $60 million of issued and outstanding Series B Senior Preferred Stock, par value $1.00 per share (the “Series B Preferred Shares”), at a price of $954.59 per Series B Preferred Share (inclusive of any rights to accrued but unpaid dividends), to the sellers in cash, less any applicable withholding taxes (the “Offer”). The Offer is being made pursuant to the Tender Offer Statement on Schedule TO filed by the Company on October 19, 2020 with the SEC. The aggregate liquidation preference per Series B Preferred Share (including accrued but unpaid dividends) was $1,272.78 as of September 30, 2020. If the maximum number of Series B Preferred Shares is validly tendered and purchased, the aggregate consideration paid will be $60,000,000. If the number of validly tendered shares of Series B Preferred Shares exceeds 62,854 shares, the Company will accept from each holder a number of shares equivalent to such holder’s tendered pro-rata percentage of the aggregate shares of Series B Preferred Shares tendered in the Offer. Under no circumstances, will the Company pay interest as part of the consideration, including, but not limited to, by reason of any delay in making payment. The Offer is currently set to expire on November 17, 2020.

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

Centrus operates two business segments: (a) low-enriched uranium (“LEU”), which supplies various components of nuclear fuel to utilities from our global network of suppliers, and (b) technical solutions, which provides advanced engineering, design, and manufacturing services to government and private sector customers and is deploying advanced nuclear fuel production capabilities to power existing and next-generation reactors around the world.

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

Our $1 billion global order book includes long-term sales contracts with major utilities through 2030, which includes approximately $300 million in deferred revenue and advances from customers from prior years. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins. Spot price indicators for SWU have risen by approximately 48% since bottoming out in August 2018.

In October, the U.S. Department of Commerce reached agreement with the Russian Federation on an extension of the Russian Suspension Agreement, a trade agreement which allows for Russian-origin nuclear fuel to be imported into the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the import quota to execute Centrus’ long-term supply agreement with TENEX. Centrus welcomes this outcome, which provides sufficient quota for the company to continue serving its utility customers and win new U.S. sales.

Our technical solutions segment is deploying advanced nuclear fuel production capabilities to meet the evolving needs of the global nuclear industry and the U.S. government, while also levering our unique technical expertise, operational experience, and specialized facilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

Our goal is to restore America’s domestic uranium enrichment capability and to play a critical role in meeting U.S. national security and energy security requirements, advancing America’s nonproliferation objectives, and delivering the next-generation nuclear fuels that will power the future of nuclear energy around the world. The United States has not had a domestic uranium enrichment capability suitable to meet U.S. national security requirements since the aging Paducah Gaseous Diffusion Plant shut down in 2013. Centrus is the only American company working to deploy an enrichment technology and our AC100M centrifuge is the only deployment-ready uranium enrichment technology that can meet these requirements.

Centrus is uniquely positioned to lead the transition to a new nuclear fuel known as High-Assay, Low-Enriched Uranium, or HALEU, which is not commercially produced today but may be required by the commercial and/or government sectors for a number of advanced reactor and fuel designs currently under development. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU has a uranium-235 concentration ranging from 5% to 20%, giving it several potential technical and economic advantages. For example, the higher concentration of uranium-235 means that fuel assemblies and reactors can be smaller and reactors will require less frequent refueling. Reactors can also achieve higher “burnup” rates, meaning that a smaller volume of fuel will be required overall and less waste will be produced. HALEU may also be used in the future to fabricate next-generation fuel forms for the existing fleet of reactors in the United States and around the world. These new HALEU-based fuels could improve the economics of nuclear reactors and inherent safety features while increasing the amount of electricity that can be generated at existing reactors. HALEU fuel may also ultimately be used in new commercial and government applications in the future, such as reactors for the military.

In 2019, Centrus began work on a three-year, $115 million cost-shared contract with the U.S. Department of Energy to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. As part of this effort, Centrus expects our Piketon, Ohio facility to become the first plant in the nation licensed to produce HALEU, with enrichment levels up to a U-235 concentration just below 20 percent. At the conclusion of the demonstration program in 2022, our goal is to begin commercial production and scale up the facility in modular fashion as demand for HALEU grows in the commercial and/or government sectors.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded. A loss provision of $18.3 million was recognized in the fourth quarter of 2019. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of September 30, 2020, the accrued contract loss balance was $9.6 million, and Cost of Sales in the three and nine months ended September 30, 2020, benefited by $3.4 million and $8.7 million, respectively, for previously accrued contract losses attributable to work performed in 2020. Refer to “Technical Solutions - Government Contracting” below for additional details. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $74.5 million of the $115 million. The Company has received aggregate cash payments of $41.5 million through September 30, 2020.

Despite the challenges of COVID-19 we have continued to make progress under the contract. On June 23, 2020, the U.S. Nuclear Regulatory Commission (“NRC”) accepted for review our application to amend our license to permit the production of HALEU up to 20% U25 enrichment. We believe our investment in the HALEU technology will position the Company to meet the needs of our customers in the future as they deploy advanced reactors and next generation fuels. By investing in HALEU technology now, and as the only domestically-owned company with HALEU enrichment capability, we believe the Company could be well positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases with the development of advanced reactors. There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Since the HALEU demonstration program will conclude in early 2022, we are focused on developing options to sustain and expand our demonstrated capability for the period immediately following the conclusion of the program.

On September 15, 2020, the Company jointly announced with TerraPower LLC (“TerraPower”) plans to team together to establish commercial-scale, domestic HALEU production capabilities. One of the many next-generation reactor designs that will require HALEU is the recently announced Natrium™ Power Storage System designed by TerraPower and GE Hitachi Nuclear Energy (GEH). The proposed investment is part of the TerraPower-led proposal for the U.S. Department of Energy’s Advanced Reactor Demonstration Program (ARDP), a program which is intended to support the deployment of two first-of-a-kind advanced reactor designs in the next 5-7 years. The TerraPower application proposes that, if selected for ARDP, TerraPower would work with Centrus to build commercial-scale capacity to produce HALEU and fabricate it into metal fuel assemblies. The proposal was submitted to the U.S. Department of Energy in a competitive process. On October 13, 2020, the DOE announced it had selected TerraPower as one of two U.S.-based teams to receive $160 million in initial funding under the new ARDP. There can be no assurance that the Company and TerraPower will ultimately enter into a contract on terms that will be acceptable.

On October 13, 2020, Centrus announced the signing of a memorandum of understanding with Terrestrial Energy USA (“TEUSA”) to secure fuel supply for a future fleet of TEUSA’s Integral Molten Salt Reactor (IMSR) power plants. The two companies will evaluate the logistical, regulatory, and transportation requirements to establish fuel supply for Integral Molten Salt Reactor (IMSR) power plants, which use standard-assay low-enriched uranium (LEU). There can be no assurance that the Company and TEUSA will ultimately enter into a contract on terms that will be acceptable.

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

The Company continues to look at opportunities to improve its capital structure and to enhance shareholder value. As a result, on August 21, 2020, the Company entered into an underwriting agreement relating to the offer and sale (the “Offering”) of 2,350,000 shares of the Company’s Class A common stock, par value $0.10 per share (the “Common Stock”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase additional shares. The Offering was made pursuant to the Registration Statement on Form S-3 which became effective on August 5, 2020, as supplemented by the prospectus supplement filed with the SEC on August 21, 2020. The price to the public in this Offering was $10.00 per share of Common Stock.

The Offering closed on August 25, 2020. On September 1, 2020, the Underwriters exercised their option to purchase 187,500 additional shares of Common Stock in the Offering at the public offering price, less the underwriting discount. After giving effect to the closing of the 187,500 additional shares, the total number of shares sold by the Company in the Offering increased to 2,537,500 shares of Common Stock. The aggregate gross proceeds from the Offering are approximately $25.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $2.3 million. The Company currently intends to use the net proceeds from this Offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock. Refer to Note 15, Subsequent Event, of the condensed consolidated financial statements regarding the Company’s announcement on October 19, 2020, of the commencement of a tender offer to purchase up to $60 million of issued and outstanding Series B Senior Preferred Stock.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape. In the years following the 2011 Fukushima accident, the published market prices for uranium enrichment declined more than 75% through mid-2018. While the monthly price indicators have since started to increase, the uranium enrichment segment of the nuclear fuel market remains oversupplied (including because foreign-owned enrichers continued to expand even as demand fell) and faces uncertainty about future demand for nuclear power generation. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Further, the governments of states and counties in which we operate have from time to time issued orders imposing various restrictions including prohibiting holding gatherings and closing nonessential businesses. Many of these restrictions remain in place and we continue to monitor and adjust as necessary. As a result, the Company has instituted measures such as expanded telework to protect our workforce, to comply with government orders, and to maintain critical operations. Not all work, however, can be performed remotely. Consequently, we have instituted limited operations for personnel working on the HALEU program to maintain critical systems and security. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the project. To date impacts have been minimal; we are experiencing delays and anticipate increased costs from our suppliers as a result of the impact of the pandemic on their operations.

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

For further discussion, refer to Part II, Item 1A, Risk Factors - Our business, financial and operating performance could be adversely affected by epidemics and other health related issues but not limited to the novel coronavirus (“COVID-19”) pandemic.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Operating results for the three and nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2020-2022. We anticipate that revenue in the fourth quarter of this year for LEU segment will be the highest of any quarter for 2020, assuming there are no interruptions to our planned customer deliveries based on changes in the market or COVID-19.

In the second quarter of 2020, we benefited from the one time collection from a customer of $32.4 million in settlement of a supply contract rejected in bankruptcy court. Excluding the one-time claim recovery in the second quarter 2020, we anticipate gross margins in the fourth quarter to be higher than the year-to-date average. Based on our current order book and under current market conditions, we anticipate fiscal year 2021 and fiscal year 2022 revenues in the LEU segment to be slightly higher than 2020 and gross margins to be similar to 2020, excluding the one-time claim recovery. With respect to our technical solutions segment, we are currently on schedule and within budget on our three year HALEU cost share contract. On October 13, 2020, DOE announced it had selected two U.S.-based teams to receive $160 million in initial funding under the new ARDP. We have preliminarily agreed to provide support to each of these teams as part of our strategy to become the preferred fuel provider to the next generation of advanced reactors. The ARDP is a cost share program with applicants required to shoulder 50% of the costs. We have yet to reach agreement on our subcontracts to support the teams and therefore are unable to provide further guidance at this time.

Our order book of sales under contract in the LEU segment extends to 2030. As of September 30, 2020, the order book was $1.0 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract which includes $0.3 billion of Deferred Revenue and Advances from Customers. Due to the nature of the long term contracts and our order book, we have visibility of a significant portion of our anticipated revenue for 2021 and 2022 in the LEU segment. However, these long term contracts are subject to significant risks and uncertainties, including potential import laws and restrictions, including under the Russian Suspension Agreement (“RSA”), which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the Russian Supply Agreement.. For further discussion of these risks and uncertainties, refer to Part II, Item 1A, Risk Factors - Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier could adversely affect profitability and the viability of our business, including new restrictions as a result of the extension of the RSA or future amendments to the RSA on terms unfavorable to us, as well as - Duties or restrictions on imports or sales of SWU or uranium that we buy from foreign suppliers, or sanctions applicable to those suppliers or their affiliates, could adversely affect profitability and the viability of our business, and Part I, Item 1A, Risk Factors - The dollar amount of the sales order book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our future operating results are subject to a number of uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:
•Additional purchases or sales of SWU and uranium;
•Conditions in the LEU and energy markets, including pricing, demand, operations, government restrictions on imports, exports or investments, and regulations of our business and activities and those of our customers, suppliers, contractors, and subcontractors;
•Timing of customer orders, related deliveries, and purchases of LEU or components;
•Financial market conditions and other factors that may affect pension and benefit liabilities and the value of related assets;
•The outcome of legal proceedings and other contingencies;

•Potential use of cash for strategic or financial initiatives;
•Actions taken by customers, including actions that might affect existing contracts;
•Market, international trade and other conditions impacting Centrus’ customers and the industry; and
•The length and severity of the COVID-19 pandemic and its impact on our operations.

Revenue

We have two reportable segments: the LEU segment and the technical solutions segment.
Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU;
•sales of both the SWU and uranium components of LEU; and
•sales of natural uranium.

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

Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer deliveries is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. Based on customers’ individual needs, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year or in subsequent years. Customer payments for the SWU component of LEU average roughly $10 million per order. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in operating results.

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

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

120
100
80
60
40
20
$/Unit
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are primarily denominated in U.S. dollars, and although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. On occasion, we will accept payment in euros for spot sales that may be subject to short-term exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are denominated in U.S. dollars.

On occasion, we will accept payment for SWU in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable.

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

Market Uncertainties

Imports into the United States of LEU and other uranium products produced in the Russian Federation, including LEU imported by Centrus under the Russian Supply Agreement, are subject, to quotas imposed under legislation enacted into law in September 2008 and under the 1992 Russian Suspension Agreement (“RSA”), as amended in 2008 and 2020. The legislation currently imposes limits on the amount of Russian LEU that can be imported into the United States through 2020. The RSA is a trade agreement between the United States and Russia that suspends an antidumping duty investigation of Russian uranium, and imposes quantitative limits on exports of Russian uranium products, including LEU, to the United States. Under an amendment signed on October 5, 2020, the RSA’s export limits (equivalent to import quotas) have been extended through at least 2040.

These limits imposed under the legislation and the RSA apply to the Company’s imports of Russian uranium products procured from TENEX under the Russian Supply Agreement. Any changes in these limits will affect our ability to implement the Russian Supply Agreement through sales to customers who take delivery in the United States, which is our most significant market.

The most recent amendment to the RSA was signed on October 5, 2020 by the U.S. Department of Commerce (the “DOC”) and the Russian State Atomic Energy Corporation (“ROSATOM”). Under the terms of this amendment, the exports of Russian LEU to the United States are limited to amounts that represent the following percentages of U.S. demand for SWU, as measured using an agreed formula in the RSA that relies upon the lower scenario for SWU demand published by the World Nuclear Association in its 2019 publication, “The Nuclear Fuel Report, Global Scenarios for Demand and Supply Availability 2019-2040”:

Export Limit Year	Percentage of U.S. Enrichment Demand*

2021	24%
2022	20%
2023	24%
2024-2027	20% per year
2028-2040	15% per year

*The actual export limits are measured by the quantity of the assay U-235 in the imported material and vary from year to year and the percentage of U.S. demand represented by each export limit is determined by a methodology used by the DOC for RSA purposes.

The RSA provides for a revision of the export limits in 2023, 2029 and 2035 to take account of revisions of SWU demand forecasts that will be published by the WNA in the future.

The amended RSA expressly allocates a portion of the annual export limits in 2021-2028 to the Company for LEU procured through purchases of SWU from TENEX under the Russian Supply Agreement. The actual size of the annual export limits allocated to the Russian Supply Agreement are confidential, but a public version of the export limits shows that they represent a significant portion of the total export limits provided under the RSA in 2021-2028. The export limits provided for the Russian Supply Agreement are expected to be adequate to support the Company’s long term strategic goals and to permit enriched uranium procured from TENEX during the remaining term of the Russian Supply Agreement to be imported to supply U.S. utilities, thereby securing a key part of the Company’s supply base for the benefit of its customers and providing the revenues needed by the Company to support its work on high-assay low-enriched uranium (HALEU) and other advanced technology projects in the United States.

At the time the most recent RSA amendment was signed, the DOC was conducting an administrative review of the current status of, and compliance with, the RSA during the period October 2017 through September 2018 (the “Second Administrative Review”) and, in December 2019, initiated another review of the period October 2018 through September 2019 (the “Third Administrative Review”). In these proceedings, the DOC was reviewing whether TENEX, Centrus, and others had complied with the terms of the RSA during the period of review and whether the RSA continued to meet the statutory requirements that the RSA (i) prevent the suppression or undercutting of price levels of domestic uranium products and (ii) continue to be in the public interest. A determination that the RSA had been violated or did not meet the statutory requirements could have led to the termination of the RSA and the restart of an antidumping investigation from the early 1990s that could have resulted in high duties being imposed on imports of Russian uranium products, including material imported by the Company under the Russian Supply Agreement.

Following the signing of the amendment of the RSA on October 5, 2020, the DOC rescinded both the Second Administrative Review and the Third Administrative Review. At present, there are no reviews pending with respect to the RSA

For further details, refer to Part I, Item 1A, Risk Factors - Restrictions on imports or sales of LEU or SWU that we buy could adversely affect profitability and the viability of our business, in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee and our production facility in Piketon, Ohio. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah Gaseous Diffusion Facility. The HALEU Contract, once fully implemented, will result in the Company having demonstrated the capability to enrich uranium to the 19.75 percent concentration in the uranium -235 isotope that is required by many of the advanced reactor concepts now under development. Moreover, by 2022 the Company expects to have secured an NRC license for production on 19.75 percent HALEU, opening the door to the possibility of significant sales of HALEU to both commercial and government customers. In the latter category, the Company is closely following the development of mobile and micro-nuclear power plants, which in time could provide a significant source of demand for HALEU-based nuclear fuel.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. As of December 31, 2019, the portion of our anticipated cost share under the HALEU Contract representing our share of remaining projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract will be adjusted over the remaining contract term based on actual results and remaining program cost projections. As of September 30, 2020, the accrued contract loss balance was $9.6 million, and Cost of Sales in the three and nine months ended September 30, 2020, benefited by $3.4 million and $8.7 million, respectively for previously accrued contract losses attributable to work performed in the three and nine months ended September 30, 2020.

Effective June 1, 2019, with the commencement of the HALEU work, ongoing costs of the Piketon facility that were included in Advanced Technology Costs on the consolidated statement of operations prior to June 1, 2019, are included in Cost of Sales of the technical solutions segment with the exception of costs for two minor items that were repaired under a previous agreement with DOE.

Over the past five years, our government contracts with UT-Battelle have provided for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. In February 2020, an additional $4.4 million fixed-price agreement was entered into with UT-Battelle. The Company, which had already begun this scope of work in 2019, completed the work during the second quarter of 2020. Revenue was $4.4 million in the nine months ended September 30, 2020, with approximately 58% of associated costs recognized in 2019 and 42% in the nine months ended September 30, 2020.

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

Under the X-energy agreements, services are performed pursuant to separate task orders issued and provide for time-and-materials based pricing. The cumulative value of task orders issued provides for payments to us of $13.7 million and in-kind contributions to be provided by us of $7.5 million. Revenue through September 30, 2020 for payments received or pending, totaled $12.6 million, and in-kind contributions provided by us totaled $6.9 million.

In October 2020, we extended the period of performance through August 2021. The cumulative value of the additional task orders issued provides for payments to us of $6.1 million and in-kind contributions to be provided by us of $2.7 million.

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

Results of Operations

Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$0.1	$75.0	$(74.9)	(100)%
Uranium revenue	18.6	12.8	5.8	45%
Total	18.7	87.8	(69.1)	(79)%
Cost of sales	19.6	54.4	34.8	64%
Gross profit (loss)	$(0.9)	$33.4	$(34.3)

Technical solutions segment
Revenue	$14.9	$16.9	$(2.0)	(12)%
Cost of sales	14.8	14.8	—	—%
Gross profit (loss)	$0.1	$2.1	$(2.0)

Total
Revenue	$33.6	$104.7	$(71.1)	(68)%
Cost of sales	34.4	69.2	34.8	50%
Gross profit (loss)	$(0.8)	$35.5	$(36.3)

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$89.4	$87.4	$2.0	2%
Uranium revenue	23.4	38.1	(14.7)	(39)%
Total	112.8	125.5	(12.7)	(10)%
Cost of sales	51.8	100.4	48.6	48%
Gross profit (loss)	$61.0	$25.1	$35.9

Technical solutions segment
Revenue	$41.5	$28.5	$13.0	46%
Cost of sales	39.9	27.9	(12.0)	(43)%
Gross profit (loss)	$1.6	$0.6	$1.0

Total
Revenue	$154.3	$154.0	$0.3	—%
Cost of sales	91.7	128.3	36.6	29%
Gross profit (loss)	$62.6	$25.7	$36.9

Revenue

Revenue from the LEU segment declined $69.1 million (or 79%) in the three months and $12.7 million (or 10%) in the nine months ended September 30, 2020, compared to the corresponding periods in 2019. There were no SWU deliveries in the three months ended September 30, 2020, with revenue of $0.1 million for ancillary services. SWU sales volume in the nine months ended September 30, 2020 declined 54% compared to the corresponding period in 2019 reflecting the variability in timing of utility customer orders. SWU revenue in the nine months ended September 30, 2020 includes $32.4 million collected in the second quarter from a customer in settlement of a supply contract rejected in bankruptcy court. Excluding these proceeds, the average price per SWU increased 42% in the nine-month period compared to 2019, reflecting the particular contracts under which SWU were sold during the periods.

Revenue from uranium sales increased $5.8 million in the three months and declined $14.7 million in nine months ended September 30, 2020, compared to the corresponding periods in 2019. For the nine-month period, the volume of uranium sold declined 45% and the average price increased 12%.

Revenue from the technical solutions segment declined $2.0 million (or 12%) in the three months and increased $13.0 million (or 46%) in the nine months ended September 30, 2020, compared to the corresponding periods in 2019. The increases were primarily the result of work performed under the HALEU Contract. Revenue in the current periods included work performed under the UT-Battelle contract and revenue in the prior periods included work performed under an agreement with DOE to decontaminate and decommission its K-1600 facility in Tennessee. The K-1600 contract was completed in October 2019.

Cost of Sales

Cost of sales for the LEU segment declined $34.8 million (or 64%) in the three months and $48.6 million (or 48%) in the nine months ended September 30, 2020, compared to the corresponding periods in 2019. There were no SWU deliveries in the three months ended September 30, 2020. For the nine-month period, the decline in cost of sales reflects the 54% decline in SWU sales volume and the 45% decline in uranium sales volume, partially offset by a 10% increase in the average unit cost of sales for uranium. Cost of sales includes legacy costs related to former employees of the Portsmouth and Paducah Gaseous Diffusion Plants of $2.4 million in the nine months ended September 30, 2020 compared to $2.8 million in the nine months ended September 30, 2019. The average cost of sales per SWU excluding legacy costs declined approximately 3% in the nine months ended September 30, 2020, compared to the corresponding period in 2019. Our inventories are valued at the lower of cost or net realizable value. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $2.3 million in the nine months ended September 30, 2019.

Cost of sales for the technical solutions segment was flat in the three months and increased $12.0 million (or 43%) in the nine months ended September 30, 2020, compared to the corresponding periods in 2019, reflecting in part the mix of technical solutions work performed in each of the periods including work performed under the HALEU Contract in the current period. Cost of sales benefited by $3.4 million in the three months and $8.7 million in the nine months ended September 30, 2020, for previously accrued contract losses attributable to work performed under the HALEU Contract in 2020. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit (Loss)

We realized a gross loss of $0.8 million in the three months ended September 30, 2020, compared to a gross profit of $35.5 million in the corresponding period in 2019. In the nine months ended September 30, 2020, we realized a gross profit of $62.6 million compared to a gross profit of $25.7 million in the corresponding period in 2019.

Our LEU segment realized a gross loss of $0.9 million in the three months ended September 30, 2020, compared to a gross profit of $33.4 million in the corresponding periods in 2019. In the nine months ended September 30, 2020, our LEU segment realized a gross profit of $61.0 million compared to a gross profit of $25.1 million in the corresponding period in 2019. The improvement for the LEU segment in the nine months ended September 30, 2020 was primarily due to the recovery on bankruptcy court claims of $32.4 million and the increase in the average SWU sales price, partially offset by the decline in SWU sales volume.

For the technical solutions segment, we realized a gross profit of $0.1 million in the three months ended September 30, 2020 compared to a gross profit of $2.1 million for the corresponding period in 2019. We realized a gross profit of $1.6 million for the nine months ended September 30, 2020, compared to a gross profit of $0.6 million in the corresponding period in 2019. The gross profit in the current nine-month period was primarily attributable to the UT-Battelle contract awarded in February 2020. The Company began this scope of work in 2019, and associated costs were recognized in both 2019 and the first half of 2020.

Non-Segment Information

The following tables present elements of the accompanying condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Gross profit (loss)	$(0.8)	35.5	$(36.3)	102%
Advanced technology costs	0.2	1.3	1.1	85%
Selling, general and administrative	6.7	8.7	2.0	23%
Amortization of intangible assets	1.2	1.8	0.6	33%
Special charges for workforce reductions	0.6	0.8	0.2	25%
Gain on sales of assets	—	(0.2)	(0.2)	(100)%
Operating income (loss)	(9.5)	23.1	(32.6)	141%
Nonoperating components of net periodic benefit expense (income)	(2.2)	(0.1)	2.1	2,100%
Interest expense	—	0.9	0.9	100%
Investment income	(0.1)	(0.5)	(0.4)	(80)%
Income (loss) before income taxes	(7.2)	22.8	(30.0)	132%
Income tax expense (benefit)	(0.2)	—	0.2	—%
Net income (loss)	(7.0)	22.8	(29.8)	131%
Preferred stock dividends - undeclared and cumulative	1.9	1.9	—	—%
Net income (loss) allocable to common stockholders	$(8.9)	$20.9	$(29.8)	143%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Gross profit (loss)	$62.6	25.7	$36.9	(144)%
Advanced technology costs	1.8	13.0	11.2	86%
Selling, general and administrative	25.6	24.5	(1.1)	(4)%
Amortization of intangible assets	4.3	4.1	(0.2)	(5)%
Special charges (credits) for workforce reductions	0.5	(2.2)	(2.7)	123%
Gain on sales of assets	—	(0.7)	(0.7)	(100)%
Operating income (loss)	30.4	(13.0)	43.4	334%
Nonoperating components of net periodic benefit expense (income)	(6.6)	(0.2)	6.4	3,200%
Interest expense	0.1	2.9	2.8	97%
Investment income	(0.5)	(1.9)	(1.4)	(74)%
Income (loss) before income taxes	37.4	(13.8)	51.2	371%
Income tax expense (benefit)	(0.6)	(0.1)	0.5	500%
Net income (loss)	38.0	(13.7)	51.7	377%
Preferred stock dividends - undeclared and cumulative	5.9	5.9	—	—%
Net income (loss) allocable to common stockholders	$32.1	$(19.6)	$51.7	264%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our customer contracts in the technical solutions segment, including costs for work at the Piketon facility prior to the commencement of the HALEU work in June 2019 and to continue to advance our advanced technology. Costs declined $1.1 million (or 85%) in the three months and $11.2 million (or 86%) in the nine months ended September 30, 2020, compared to the corresponding periods in 2019.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased $2.0 million (or 23%) in the three months compared to the corresponding period in 2019, primarily a result of a decrease in consulting costs of $1.3 million and a decrease in compensation expense of $0.8 million. The decrease in compensation expense is primarily due to a remeasurement of obligations under long-term incentive plans associated with the stock price. Other SG&A expenses increased by a net $0.1 million.

SG&A expenses increased $1.1 million (or 4%) in the nine months ended September 30, 2020, compared to the corresponding period in 2019, primarily due to an increase in consulting costs of $1.7 million related to initiatives including capital financing evaluation, claim recoveries and international trade. Travel and recruiting expenses declined by a total of $0.5 million and other SG&A expenses declined by a net $0.1 million.

Amortization of Intangible Assets

Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, which decreased $0.6 million in the three months and increased $0.2 million in the nine months ended September 30, 2020, compared to the corresponding periods in 2019. Amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges (Credits) for Workforce Reductions

Special charges for workforce reductions totaled $0.6 million in the three months ended September 30, 2020 and $0.8 million in the three months ended September 30, 2020, consisting of estimated employee termination benefits. Special charges (credits) in the nine months ended September 30, 2019 included income of $2.9 million for the reversal of accrued termination benefits for employees who were retained for the HALEU program.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $2.2 million and $6.6 million for the three and nine months ended September 30, 2020, respectively, compared to income of $0.1 million and $0.2 million in the corresponding periods in 2019. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Interest cost declined in 2020 as a result of lower market interest rates.

Income Tax Expense (Benefit)

The income tax benefit was $0.2 million in the three months ended September 30, 2020, and $0.6 million in the nine months ended September 30, 2020. In the nine-month period, Centrus released its tax valuation allowance against the state deferred income taxes as a discrete item resulting in an income tax benefit of $0.8 million, recorded an income tax benefit of $0.1 million from the true-up to the 2019 tax provision and recorded current income tax expense of $0.3 million.

For the full year 2020, Centrus expects the income tax benefit to be $0.1 million representing the income tax benefit from discrete items offset by the income tax expense accrued through its annual effective tax rate.

The income tax benefit was $0.1 million in the nine months ended September 30, 2019, resulting from discrete items to reverse previously accrued liabilities for unrecognized tax benefits.

Net Income (Loss)

We generated a net loss of $7.0 million in the three months and net income of $38.0 million in the nine months ended September 30, 2020, compared to net income of $22.8 million and a net loss of $13.7 million in the corresponding periods in the prior year. The unfavorable variance of $29.8 million for the three months ended September 30, 2020, was primarily a result of a $36.3 million decrease in gross profit, partially offset by a $3.9 million decrease in operating expenses. The favorable variance of $51.7 million for the nine months ended September 30, 2020, was primarily a result of a $36.9 million increase in gross profit, a $11.2 million decline in advanced technology costs, and a $6.4 million increase in nonoperating components of net periodic benefit income.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the aggregate liquidation preference at origination of $104.6 million. We did not meet the criteria for a dividend payment obligation for the three and nine months ended September 30, 2020 and the corresponding periods in 2019, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part.

Liquidity and Capital Resources

We ended the third quarter of 2020 with a consolidated cash balance of $152.8 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $74.5 million of the $115 million. The Company has received aggregate cash payments of $41.5 million through September 30, 2020.

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah Gaseous Diffusion Plant. The HALEU Contract, once fully implemented, will result in the Company having demonstrated the capability to enrich uranium to the 19.75 percent concentration in the uranium-235 isotope that is required by many of the advanced reactor concepts now under development. Moreover, by 2022 the Company expects to have secured an NRC license for production on 19.75 percent HALEU, opening the door to the possibility of significant sales of HALEU to both commercial and government customers. In the latter category, the Company is closely following the development of mobile and micro-nuclear power plants, which in time could provide a significant source of demand for HALEU-based nuclear fuel. Although we believe significant demand for HALEU will emerge, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

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

The change in cash, cash equivalents and restricted cash from our condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2020	2019
Cash provided by (used in) operating activities	$5.2	$(26.5)
Cash (used in) provided by investing activities	(0.9)	0.7
Cash provided by (used in) financing activities	17.8	(33.8)
Increase (decrease) in cash, cash equivalents and restricted cash	$22.1	$(59.6)

Operating Activities

In the nine months ended September 30, 2020, net cash provided by operating activities was $5.2 million. The net income of $38.0 million in the nine-month period, net of non-cash expenses, was a significant source of cash. Income included the $32.4 million on recovery of bankruptcy court claims. The net increase is also the result of a decrease in inventories of $17.1 million. These increases were partially offset by a net reduction of $17.5 million in deferred revenue and advances from customers which reflects revenue recognized in the current period related to payments received in advance in a prior period. Uses of cash are also reflected in the decrease in pension and postretirement benefit liabilities of $28.1 million.
In the nine months ended September 30, 2019, net cash used in operating activities was $26.5 million. The net reduction of $33.0 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in the period. Uses of cash also included a $9.3 million increase in net inventories and the net loss of $13.7 million in the nine months, net of non-cash expenses. Sources of cash included the net reduction in receivables of $31.3 million in the nine-month period.

Investing Activities

Investing activities in the nine months ended September 30, 2020 consisted of capital expenditures of $0.9 million. In the nine months ended September 30, 2019, sales of assets and property yielded net proceeds of $0.7 million.

Financing Activities

In the nine months ended September 30, 2020, net cash provided by financing activities include net proceeds of $23.8 million from the issuance of common stock pursuant to a Registration Statement on Form S-3. In the nine months ended September 30, 2019, net cash used for financing included the repayment of $27.5 million of principal due on maturity of the 8% PIK Notes. In both the nine months ended September 30, 2020 and 2019, payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 7, Debt, of the condensed consolidated financial statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$152.8	$130.7
Accounts receivable	14.1	21.1
Inventories, net	58.8	58.9
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(104.3)	(122.2)
Other current assets and liabilities, net	(44.8)	(49.6)
Working capital	$70.5	$32.8

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

Common Stock Issuance

On August 21, 2020, the Company entered into an underwriting agreement relating to the offer and sale (the “Offering”) of 2,350,000 shares of the Company’s Class A common stock, par value $0.10 per share (the “Common Stock”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option, exercisable for 30 days, to purchase additional shares. The Offering was made pursuant to the Registration Statement on Form S-3 which became effective on August 5, 2020, as supplemented by the prospectus supplement filed with the SEC on August 21, 2020. The price to the public in this Offering was $10.00 per share of Common Stock.

The Offering closed on August 25, 2020. On September 1, 2020, the Underwriters exercised their option to purchase 187,500 additional shares of Common Stock in the Offering at the public offering price, less the underwriting discount. After giving effect to the closing of the 187,500 additional shares, the total number of shares sold by the Company in the Offering increased to 2,537,500 shares of Common Stock. The aggregate gross proceeds from the Offering are approximately $25.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $2.3 million. The Company currently intends to use the net proceeds from this Offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock, including shares of Series B Senior Preferred Stock of existing stockholders who have indicated interest in purchasing shares of Class A Common Stock in this Offering.

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

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference at origination of $104.6 million. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent certain criteria are met and dividends are declared by the Board of Directors. We have not met these criteria for the periods from issuance through September 30, 2020, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of September 30, 2020. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 16, Stockholders’ Equity, of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Commitments under Long-Term SWU Purchase Agreements

The Company purchases SWU contained in LEU from Russia supplied to us under a long-term agreement, as amended, signed in 2011 with the Russian government owned entity TENEX. Under a 2018 agreement, the Company will purchase SWU contained in LEU from Orano. Refer to Note 13, Commitments and Contingencies, of the condensed consolidated financial statements for additional information.

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

Off-Balance Sheet Arrangements

Other than outstanding surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at September 30, 2020, or December 31, 2019.

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

As of September 30, 2020, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On September 29, 2020, the defendants filed their response in opposition to the plaintiff’s motion for leave to file a third amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 28, 2019, the Company, Enrichment Corp. and four other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by Ray Pritchard and Sharon Melick (collectively, the “Pritchard Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint sought damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Pritchard Plaintiffs were seeking to represent a class of all current or former residents within a seven-mile radius of the Portsmouth GDP site. On September 11, 2020, the Pritchard Plaintiffs voluntarily dismissed the compliant.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and Class Members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site and eleven individuals in their personal capacity some of whom are current and former U.S Department of Energy employees were named as defendants in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleges that the named defendants conspired and concealed nuclear incidents in violation of the Price-Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants seek damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the DOE Portsmouth, Ohio site. As of this filing, neither the Company nor Enrichment Corp. have been served with the complaint. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier could adversely affect profitability and the viability of our business, including new restrictions as a result of amendments to the RSA.

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

Imports of Russian LEU, including the LEU containing the SWU that we are obligated to purchase under the Russian Supply Agreement, are subject to quotas imposed through 2020 under legislation enacted into law in September 2008, as well as limits on exports of Russian uranium products, including LEU, to the United States imposed under the RSA. As a result of an amendment of the RSA signed on October 5, 2020, the export limits applicable to LEU from Russia and other Russian uranium products are expected to apply through at least 2040. In addition, while the quotas under the existing legislation are expected to expire at the end of 2020, certain members of Congress are actively seeking to amend the legislation to extend its limitations beyond 2020.

Through 2020, we are dependent upon an obligation of TENEX in the Russian Supply Agreement to grant us the right to use a portion of the quotas available to TENEX for years before 2021 in order to import Russian LEU for sale in the United States. The Russian Supply Agreement does not include any provisions that specifically address restrictions on imports of Russian LEU or SWU that may be imposed after 2020. However, under the terms of the amended RSA, a portion of the limits on exports of Russian uranium products to the United States that will apply after 2020 are allocation to the Company’s subsidiary, United States Enrichment Corporation, which is party to the Russian Supply Agreement.

We expect the portion of the export limits allocated to United States Enrichment Corporation under the RSA amendment signed on October 5, 2020 will be sufficient to permit us to fulfill most of our minimum purchase obligations to TENEX in 2021-2028 under the Russian Supply Agreement through the purchase of SWU contained in LEU imported into the United States for delivery to U.S. customers. To the extent that we cannot meet our minimum purchase obligation through purchases of SWU in LEU to be imported into the United States, we will need to secure sales that are not subject to the export limits, such as sales to foreign customers. Such sales are more difficult to make due, among other things, to foreign government or customer policies that preclude or limit the ability of foreign customers to accept LEU or SWU from Russia, as well as the significant oversupply of enrichment in the global market.

At present, our backlog is not sufficient to meet our minimum purchase obligation through sales of SWU in LEU imported for delivery to U.S. customers that are subject to the export limits allocated to United States Enrichment Corporation under the RSA or through sales to others that are not subject to such export limits. There is no guarantee that we can make such sales.

By the terms of the RSA, as amended on October 5, 2020, the export limits in the RSA will be reviewed in 2023, 2029 and 2035 to take account of changes in the World Nuclear Association’s published forecast of future demand for enrichment in the United States. Each review could result in a reduction the export limits applicable in the remainder of the RSA’s term following completion such review. The review in 2023 could reduce the export limits in the years for which the United States Enrichment Corporation is allocated a portion of the exports limits. Whether and how a reduction might affect the portion of the export limits currently allocated to the Russian Supply Agreement is uncertain, but if a reduction in export limits is applied, in whole or in part, to the export limits allocated to the Russian Supply Agreement, our ability to export LEU to the United States under the RSA would be adversely affected, thereby jeopardizing our ability to fulfill our minimum purchase obligations to TENEX under the Russian Supply Agreement and increasing the need for us to make sales that are not subject to the RSA’s export limits in order to meet those minimum purchase obligations and to earn the revenues we need to maintain our operations and meet our financial obligations. Our inability to meet those purchase obligations or earn those revenues would adversely affect Centrus’ financial condition, results of operations, cash flows and the viability of our business.

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

The global outbreak of the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health and a national emergency by the U.S. Government and has negatively affected the U.S. and global economies, disrupted supply chains, and has resulted in significant travel, transport and other restrictions. The COVID-19 outbreak, has disrupted the supply chains and day-to-day operations of the Company, our suppliers and our customers which could materially adversely affect our operations. We have taken measures to protect our workforce and to mitigate the impacts of the disruptions on our business. In this regard, global supply chains and the timely availability of products or product components sourced domestically or imported from other nations, including SWU contained in LEU we purchase, could be materially disrupted by quarantines, slowdowns or shutdowns, border closings, and travel restrictions resulting from the global COVID-19 pandemic or other global pandemic or health crises. Further, impacts on our management and workforce could adversely impact our business. While we have taken steps to protect our workforce and carry on essential operations, we may not be able to mitigate all of the potential impacts. To date the impacts have been minimal; however, we anticipate increased coronavirus-related costs, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine requirements, and the impacts of remote work and adjusted work schedules.

The impacts of the COVID-19 pandemic have been primarily affecting our Technical Solutions segment since much of the work required under the HALEU Contract must be performed at our site. Although we currently maintain on schedule, on budget performance, our progress under the HALEU Contract could be impacted in the event employees or our contractors are unable to work in-person at our site. Again, while to-date the impacts have been minimal, we are experiencing delays and anticipate increased costs from our suppliers as the result of the impact of the pandemic on their operations. These events may result in delays and increased costs in the performance of the HALEU Contract.

The ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our strategic plan and programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic and any potential subsequent waves of COVID-19 infection, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets, our customers and suppliers that could impact our business are also difficult to predict but could adversely affect our business, results of operations, and prospects. We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and to take actions in an effort to mitigate adverse consequences.

Item 6. Exhibits

Exhibit No.	Description

10.1	Consulting Agreement dated November 1, 2020 between Centrus Energy Corp. and Elmer Dyke. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed in interactive data file (XBRL) format.
(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

November 13, 2020	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)