Form 10-K
period 2020-12-31
CENTRUS ENERGY CORP
filed 2021-03-22
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2020, was $64.5 million. As of March 1, 2021, there were 12,660,676 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2021 annual meeting of shareholders to be filed with the Securities and Exchange commission within 120 days after the end of fiscal year 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In this context, forward-looking statements mean statements related to future events, may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the novel coronavirus (COVID-19) pandemic and any worsening of the global business and economic environment as a result: risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; risks related to pandemics and other health crises, such as the global COVID-19 pandemic; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks related to the imposition of sanctions, restrictions or other requirements, including those imposed under the 1992 Russian Suspension

Agreement (“RSA”), as amended, international trade legislation and other international trade restrictions; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; our dependence on others for deliveries of LEU including deliveries from the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”), under a commercial supply agreement with TENEX and deliveries under a long-term supply agreement with Orano Cycle (“Orano”); risks associated with our reliance on third-party suppliers to provide essential products and services to us; face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned; our ability to compete in foreign markets may be limited for various reasons; our revenue is largely dependent on our largest customers; risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability; risks related to whether or when government funding or demand for high assay low enriched uranium (“HALEU”) for government or commercial uses will materialize; risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology and our ability to perform and absorb costs under our agreement with DOE to demonstrate the capability to produce HALEU and our ability to obtain and/or perform under other agreements; uncertainty regarding our ability to commercially deploy competitive enrichment technology; the potential for further demobilization or termination of our American Centrifuge work; risks that we will not be able to timely complete the work that we are obligated to perform; risks related to our ability to perform fixed-price and cost-share contracts, including the risk that costs could be higher than expected; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the Company’s capital concentration; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks related to the limited trading markets in our securities; risks related to decisions made by our Class B stockholders and our Series B Senior Preferred stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risk that a small number of Class A stockholders may exert significant influence over the direction of the Company and whose interests may not be aligned with other Class A stockholders; risks related to the use of our net operating loss (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; failures or security breaches of our information technology systems; our ability to attract and retain key personnel; the potential for DOE to seek to terminate or exercise its remedies under its agreements with the Company; risks related to actions, including government reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us; risks related to our ability to perform and receive timely payment under agreements with DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits; any changes or termination of agreements with US government; the competitive environment for our products and services; changes in the nuclear energy industry; the competitive bidding process associated with obtaining contracts, including government contracts; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; potential strategic transactions, which could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the impact of government regulation and policies including by the U.S. Department of Energy (“DOE”) and the U.S. Nuclear Regulatory Commission; risks of accidents during the transportation of hazardous or radioactive material that may pose a health risk to humans or animals; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission.

For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Part I, Item 1A, Risk Factors, the other sections of this Annual Report on Form 10-K and our subsequently filed documents. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K, except as required by law.

PART I
Item 1. Business

Overview

Centrus Energy Corp., a Delaware corporation (“Centrus” or the “Company”), is a trusted supplier of nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. We were incorporated in 1998 as part of the privatization of the United States Enrichment Corporation.

Centrus operates two business segments: (a) low-enriched uranium (“LEU”), which supplies various components of nuclear fuel to utilities from our global network of suppliers, and (b) technical solutions, which provides advanced engineering, design, and manufacturing services to government and private sector customers, and is deploying advanced nuclear fuel production capabilities to power existing and next-generation reactors around the world.

Our LEU segment provides most of the Company’s revenue, and involves the sale of nuclear fuel to utilities operating commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in separative work units (“SWU”). Centrus also sells natural uranium (the raw material needed to produce LEU) and occasionally sells LEU with the natural uranium, uranium conversion, and SWU components combined into one sale.

LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU and its components to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources, including our inventory, medium- and long- term supply contracts, and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources.

Our global order book includes long-term sales contracts with major utilities through 2030. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins. Spot price indicators for SWU have risen by approximately 56% since bottoming out in August 2018. Refer to LEU Segment Order Book and Suppliers below.

In October 2020, the U.S. Department of Commerce (“DOC”) reached agreement with the Russian Federation on an extension of the 1992 Russian Suspension Agreement (“RSA”), a trade agreement that allows for Russian-origin nuclear fuel to be imported into the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the import quotas through 2028 to execute Centrus’ long-term supply agreement (the “TENEX Supply Contract”) with the Russian government entity TENEX, Joint -Stock Company (“TENEX”). This outcome allows for sufficient quota for Centrus to continue serving its U.S. utility customers.

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

Our technical solutions segment has as its goal the restoration of America’s domestic uranium enrichment capability to play a critical role in meeting U.S. national security and energy security requirements, advancing America’s nonproliferation objectives, and delivering the next-generation nuclear fuels that will power the future of nuclear energy providing reliable carbon free power around the world. The U.S. has not had a domestic uranium enrichment capability suitable to meet U.S. national security requirements since the aging Paducah Gaseous Diffusion Plant (“Paducah GDP”) shut down in 2013. Centrus is the only American company working to deploy an enrichment technology and our AC100M centrifuge is the only deployment-ready uranium enrichment technology that can meet these requirements.

Centrus is uniquely positioned to lead the transition to a new nuclear fuel known as High-Assay, Low-Enriched Uranium (“HALEU”), which is expected to be required by the commercial and/or government sectors for a number of advanced reactor and fuel designs currently under development. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU has a uranium-235 concentration ranging from 5% to 20%, giving it several potential technical and economic advantages. For example, the higher concentration of uranium-235 means that fuel assemblies and reactors can be smaller and reactors will require less frequent refueling. Reactors can also achieve higher “burnup” rates, meaning that a smaller volume of fuel will be required overall and less waste will be produced. HALEU may also be used in the future to fabricate next-generation fuel forms for the existing fleet of reactors in the U.S. and around the world. These new HALEU-based fuels could improve the economics of nuclear reactors and inherent safety features while increasing the amount of electricity that can be generated at existing reactors. HALEU fuel may also ultimately be used in new commercial and government applications in the future, such as reactors for the military.

In 2019, Centrus began work on a three-year, $115 million cost-share contract (the “HALEU Contract”) with the U.S. Department of Energy (“DOE”) to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. As part of this effort, Centrus expects its Piketon, Ohio facility to become the first plant in the nation licensed to produce HALEU, with enrichment levels up to a U-235 concentration just below 20%. At the conclusion of the demonstration program funding in 2022, our goal is to continue production and scale up the facility in modular fashion as demand for HALEU grows in the commercial and/or government sectors. Refer to “Technical Solutions - Government Contracting” below for additional details.

Despite the challenges of COVID-19, we have continued to make progress under the contract. On June 23, 2020, the U.S. Nuclear Regulatory Commission (“NRC”) accepted for review our application to amend our license to permit the production of HALEU up to 20% U235 enrichment. We believe our investment in the HALEU technology will position the Company to meet the needs of our customers in the future as they deploy advanced reactors and next generation fuels. Advanced nuclear reactors promise to provide an important source of reliable carbon free power. By investing in HALEU technology now, and as the only domestically-owned company with HALEU enrichment capability, we believe the Company could be well positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases with the development of advanced reactors. There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Since the HALEU demonstration program will conclude in early 2022, we are focused on developing options to sustain and expand our demonstrated capability for the period immediately following the conclusion of the program.

In late 2020, DOE announced ten awards under its Advanced Reactor Demonstration Program (“ARDP”) aimed at helping innovative, next generation reactor designs overcome technical and financial obstacles to successfully commercialize. This includes a commitment to support construction to two demonstration reactors over the next seven years and awards to support continued development of eight other reactor designs. Nine of the ten reactor designs chosen are expected to require HALEU fuel.

Centrus has built formal and informal relationships with most of the ARDP awardees and expects to be first to market with domestically-produced HALEU that could be used to fuel these reactors. For example, on September 15, 2020, Centrus made a joint announcement with TerraPower LLC (“TerraPower”) that the two companies plan to work together toward establishing commercial-scale domestic HALEU production capabilities. Centrus also has worked under a series of contracts with X Energy, LLC (“X-energy”), a pioneering advanced reactor and advanced nuclear fuel company, to support X-energy’s work to develop a facility to fabricate HALEU into an advanced fuel called tristructural isotropic (TRISO) fuel. TerraPower and X-energy were the two companies chosen by DOE for the largest awards under the Advanced Reactor Demonstration Program. While first year funding for the two companies totaled $160 million, DOE announced its intent to ultimately provide a combined total of $3.2 billion over a seven year period to help TerraPower and X-energy build their first reactors. The awards are subject to annual appropriations by Congress and there can be no assurance that the projects will be completed or that TerraPower and X-energy will ultimately purchase HALEU from Centrus.

On October 13, 2020, Centrus announced the signing of a memorandum of understanding with Terrestrial Energy USA (“TEUSA”) to secure fuel supply for a future fleet of TEUSA’s Integral Molten Salt Reactor (“IMSR”) power plants. The two companies will evaluate the logistical, regulatory, and transportation requirements to establish fuel supply for IMSR power plants, which use LEU. There can be no assurance that the Company and TEUSA will ultimately enter into a contract on terms that will be acceptable.

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

The Company continues to look at opportunities to improve its capital structure and to enhance shareholder value. As a result, on September 1, 2020, the Company completed the sale of 2,537,500 shares of the Company’s Class A Common Stock pursuant to the Registration Statement on Form S-3 that became effective on August 5, 2020, as supplemented by the prospectus supplement filed with the SEC on August 21, 2020. The price to the public in the offering was $10.00 per share. The aggregate gross proceeds from the offering were approximately $25.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $2.3 million. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock.

On November 17, 2020, pursuant to a tender offer announced on October 19, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Preferred Stock at a price per share of $954.59, less any applicable withholding taxes, for an aggregate purchase price of approximately $60 million. The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. These shares represented approximately 60% of the Company's outstanding Series B Preferred Shares as of September 30, 2020. The remaining Series B Preferred shares outstanding after the transaction was 41,720 shares.

On December 31, 2020, the Company entered into an At Market Sales Agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, relating to the at the market offering of shares of the Company’s Class A Common Stock, $0.10 par value per share. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020 to the prospectus, dated August 5, 2020. For further details, refer to Note 21, Subsequent Events of the consolidated financial statements.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape. In the years following the 2011 Fukushima accident in Japan, the published market prices for uranium enrichment declined more than 75% through mid-2018. While the monthly price indicators have since increased, the uranium enrichment segment of the nuclear fuel market remains oversupplied (including because foreign-owned enrichers continued to expand even as demand fell) and faces uncertainty about future demand for nuclear power generation. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

We believe that our position as a leading provider of enriched uranium and our long-standing global relationships will enable us to increase our future market share in the nuclear fuel market and support our growth into complementary areas of the nuclear and other industries. We are well-positioned to capitalize on our heritage, industry-wide relationships, and diversity of supply to provide reliable and competitive sources of nuclear fuel and related services. Centrus continues to be valued by its customers as a source of diversity, stability, and competition in the enrichment market.

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

Low Enriched Uranium

LEU consists of two components: separative work units (“SWU”) and uranium. Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU,
•sales of both the SWU and uranium components of LEU, and
•sales of natural uranium.

Revenue from our LEU segment accounted for approximately 77% of our total revenue in 2020. Our customers are primarily domestic and international utilities that operate nuclear power plants. Our agreements with electric utilities are primarily medium and long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Our agreements for natural uranium and enriched uranium product sales, where we sell both the SWU and uranium component of LEU, are generally shorter-term, fixed-commitment contracts.

Uranium and Enrichment

Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia, and several other countries including the United States. According to the World Nuclear Association (“WNA”), there are adequate measured resources of natural uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: uranium-235 (“U235”) and uranium-238 (“U238”). The concentration of U235 in natural uranium is only 0.711% by weight. Most commercial nuclear power reactors require LEU fuel with a U235 concentration greater than natural uranium and up to 5% by weight. Future reactor designs currently under development will likely require higher U235 concentration levels of up to 20%. Uranium enrichment is the process by which the concentration of U235 is increased.

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
Nuclear Power Plant. The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate approximately 20% of U.S. electricity and 10% of the world’s electricity.
Used Fuel Storage. After the nuclear fuel has been in a reactor for several years, its efficiency is reduced and the assembly is removed from the reactor’s core. The used fuel is warm and radioactive and is kept in a deep pool of water for several years. Many utilities have elected to then move the used fuel into steel or concrete and steel casks for interim storage.

LEU Segment Order Book

Our order book of sales under contract in the LEU segment (“order book”) extends to 2030. As of December 31, 2020, our order book was approximately $960 million. The order book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $328 million of deferred revenue and advances from customers as of December 31, 2020, whereby customers have made advance payments to be applied against future deliveries. We estimate that approximately 2% of our order book is at risk related to customer operations. We anticipate our SWU and uranium revenue from sales currently under contract in our order book will be in a range of $130 million to $140 million during 2021. As of December 31, 2019, our order book was approximately $1.0 billion.

Most of our contracts provide for fixed purchases of SWU during a given year. Our order book estimate is based partially on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. Our order book estimate is also based on our estimates of selling prices, which may be subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Refer to Part I, Item 1A, Risk Factors, for a discussion of risks related to our order book.

Suppliers

We have a diverse base of supply that includes:
•existing inventory of LEU,
•mid- and long-term contracts with enrichment producers,
•purchases and loans from secondary sources including fabricators and utility operators of nuclear power plants that have excess inventory, and
•spot purchases of SWU, uranium and LEU.

We have and will seek to continue to further diversify this base of supply and take advantage of opportunities to obtain additional short and long-term supplies of LEU.
Currently, our largest suppliers of SWU are the Russian government entity TENEX and the French government owned company Orano Cycle (“Orano”).

Under the TENEX Supply Contract, we purchase SWU contained in LEU received from TENEX, and we deliver natural uranium to TENEX for the LEU’s uranium component. The TENEX Supply Contract originally was signed with commitments through 2022 but was modified in 2015 to give us the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. We have exercised our right to reschedule deliveries through 2028 when the TENEX Supply Contract is scheduled to terminate.
Under the TENEX Supply Contract, we pay for the SWU contained in the LEU delivered to us, and either supply natural uranium to TENEX for the uranium content of the LEU or, in limited cases, pay for such content. SWU pricing is determined by a formula that uses a combination of market-related price points and other factors. The LEU that we obtain from TENEX under the TENEX Supply Contract currently is subject to quotas and other restrictions under an agreement between the United States and the Russian Federation governing exports of Russian uranium products to the United States. This agreement was scheduled to expire as of December 31, 2020. However, it was extended through 2040 under an agreement reached in October 2020 by the DOC and the Russian State Atomic Energy Corporation (“ROSATOM”). The extension provides quotas for shipments of Russian uranium products to the United States after 2020, and allocates a substantial portion of the quotas through 2028 for use under Centrus’ TENEX Supply Contract. These quotas will allow us to continue to supply Russian LEU to our U.S. customers through 2028. Shortly after the extension was signed, the terms of the RSA, as extended, were also adopted into law by the U.S. Congress in the Consolidated Appropriations Act, 2021.

The amount of SWU we must purchase from TENEX under the TENEX Supply Contract exceeds our current sales order book and, therefore, we will need to make new sales to place all the Russian LEU we must order to meet our SWU purchase obligations to TENEX. In addition, because the quotas do not cover all of the LEU that we must order to fulfill our purchase obligations under the TENEX Supply Contract, we expect that a portion of the Russian LEU that we order during the term of the TENEX Supply Contract will need to be delivered to customers who will use it in overseas reactors. The Russian LEU that we deliver to international customers can be delivered either at fabrication facilities in the United States or overseas.

We also have an agreement with Orano (the “Orano Supply Agreement”) for the long-term supply of SWU contained in LEU, nominally commencing in 2023. Under the Orano Supply Agreement, we will purchase SWU contained in LEU received from Orano, and then deliver natural uranium to Orano for the natural uranium feed material component of LEU. We have the option to extend the six-year purchase period for an additional two years. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by us is determined by a formula that uses a combination of market-related price points and other factors, and is subject to certain floors and ceilings. Prices are payable in a combination of U.S. dollars and euros.

We procure LEU from other sources under short-term and long-term contracts and have inventories available that diversify our supply portfolio and provide flexibility to meet the needs of our customers. We also have agreements to borrow SWU which we can use to optimize our purchases and deliveries over time.

Market prices for SWU fell substantially in the aftermath of the nuclear incident at Fukushima, Japan in 2011. Recent purchases of SWU and our long-term contract with Orano reflect this decline in market prices. We signed our large, long-term supply agreement with TENEX in 2011. Prices under the TENEX Supply Contract also have been adjusted to reflect lower market prices based on a one-time market related price reset that was agreed when we signed the contract in 2011. The reset occurred in 2018, reducing the unit cost per SWU for purchases we made in 2019-2020 and will make for the duration of the contract.

Technical Solutions

Our technical solutions segment reflects our technical, manufacturing, engineering and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing and operations services being performed under the HALEU Contract. With our private sector customers, we seek to leverage our domestic enrichment experience, engineering know-how, and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19.

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee and our production facility in Piketon, Ohio. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, once fully implemented, is expected to result in the Company having the first NRC-licensed HALEU production facility in the United States and will have demonstrated the ability to enrich uranium to a 19.75% concentration of the U-235 isotope. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the U.S. Department of Energy’s Advanced Reactor Demonstration Program. HALEU may also be used in advanced nuclear fuels under development for the existing fleet of reactors. In addition to commercial demand, HALEU may be needed for microreactor designs that are now under development for the U.S. Department of Defense. Our HALEU Contract expires in 2022 and although we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

Under the HALEU Contract, DOE agreed to reimburse the Company for up to 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded. A loss provision of $18.3 million was recognized in the fourth quarter of 2019. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of December 31, 2020, the accrued contract loss balance was $7.7 million, and Cost of Sales in 2020 benefited by $10.6 million for previously accrued contract losses attributable to work performed in 2020. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $87.4 million of the $115 million. The Company has received aggregate cash payments of $55.8 million through December 31, 2020.

Over the past five years, our government contracts with UT-Battelle LLC (“UT-Battelle”) have provided for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. In February 2020, an additional $4.4 million fixed-price agreement was entered into with UT-Battelle. The Company, which had already begun this scope of work in 2019, completed the work during the second quarter of 2020. Revenue was $4.4 million in 2020, with approximately 58% of associated costs recognized in 2019 and 42% in 2020.

In addition, we have entered into other contracts with DOE, other agencies and their contractors to provide engineering, design and manufacturing services.
Commercial Contracting

In March 2018, we entered into an initial services agreement with X-energy to provide technical and resource support for conceptual design of its Tri-Structural Isotropic (TRISO) fuel manufacturing process. In November 2018, we entered into a second services agreement with X-energy to proceed with Preliminary Design of the TRSIO facility. Under both agreements, which were funded by two separate cooperative agreement awards by DOE, we provide X-energy with non-cash in-kind contributions pursuant to X-energy’s obligations under those agreements. In November 2020, the parties extended the period of performance through August 2021.

Under the X-energy agreements, services are performed pursuant to separate task orders issued and provide for time-and-materials based pricing. The cumulative task orders issued through October 2020 provided payments to us of $13.7 million and in-kind contributions provided by us of $7.5 million. Under the current agreement effective November 2020, the cumulative value of the additional task orders issued provides for payments to us of $6.5 million and in-kind contributions to be provided by us of $2.8 million.

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

Competition and Foreign Trade

It is estimated that the enrichment industry market is currently about 50 million SWU per year. Our global market share is less than 5%. Global LEU suppliers in our highly competitive industry compete on the basis of price and reliability of supply. The four largest LEU suppliers comprise over 95% of market share combined:
•ROSATOM, a Russian government entity, which sells LEU through its wholly owned subsidiary TENEX;
•Urenco, a consortium of companies owned or controlled by the British and Dutch governments and two German utilities;
•Orano, a company largely owned by the French government that was formerly part of the French government owned company, AREVA; and
•To a lesser extent, China Nuclear Energy Industry Corporation (“CNEIC”), a company owned by the Chinese government.

The production capacity for ROSATOM /TENEX is estimated by the World Nuclear Association to be approximately 27 million SWU per year. Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions as described below under —Limitations on Imports of LEU from Russia.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 18.6 million SWU per year at the end of 2019.

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

All of our current competitors are owned or controlled, in whole or in part, by foreign governments, and operate enrichment technologies developed with the financial support of foreign governments. These competitors may make business decisions in both domestic and international markets that are influenced by political or economic policy considerations rather than exclusively by commercial considerations.

There are also producers of LEU in Japan and Brazil that primarily serve a portion of their respective domestic markets.

LEU also may be produced by down-blending government stockpiles of highly-enriched uranium. Governments control the timing and availability of highly-enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. Given the current oversupplied nuclear fuel market, any additional LEU from down-blended highly-enriched uranium released into the market would have a negative effect on prices for LEU.

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

Russian Suspension Agreement

Imports into the United States of LEU and other uranium products produced in the Russian Federation, including LEU imported by Centrus under the TENEX Supply Contract, are subject, through December 31, 2040, to quotas imposed under legislation enacted into law in September 2008 and December 2020, and under the RSA, as amended in 2008 and 2020. These quotas limit the amount of Russian LEU that can be imported into the United States for U.S. consumption1.

The RSA is a trade agreement between the DOC and the Russian State Atomic Energy Corporation (“ROSATOM”) originally signed in 1992 that suspends an antidumping duty investigation of Russian uranium, and imposes quantitative limits on exports of Russian uranium products, including LEU, to the United States. Under an amendment signed on October 5, 2020, the RSA’s limits on shipments of Russian uranium product to the United States have been extended through at least 2040. Additionally, under legislation passed by the U.S. Congress shortly after the amendment was signed, the material terms of the extended RSA were enacted into law.

The limits imposed under the legislation and the RSA apply to the Company’s imports of Russian uranium products procured from TENEX under the TENEX Supply Contract, but as outlined below, the RSA extension agreement explicitly sets aside a portion of the available quota so that it can be used to fulfill Centrus’ supply contract. Any changes to the agreement could affect our ability to implement the TENEX Supply Contract through sales to customers who take delivery in the United States, which is our most significant market.

The amendment to the RSA signed on October 5, 2020 (and now adopted into law) limits shipments of Russian LEU to the United States to amounts that represent the following percentages of U.S. demand for SWU, as measured using an agreed formula in the RSA that relies upon the lower scenario for SWU demand published by the World Nuclear Association in its 2019 publication, “The Nuclear Fuel Report, Global Scenarios for Demand and Supply Availability 2019-2040”:

Year	Percentage of U.S. Enrichment Demand*

2021	24%
2022	20%
2023	24%
2024-2027	20% per year
2028-2040	15% per year

*The annual quotas are measured by the quantity of the assay U-235 in the imported material and vary from year to year and the percentage of U.S. demand represented by each quota is determined by a methodology used by the DOC for RSA purposes.

The RSA and the legislation provide for a revision of the quotas in 2023, 2029 and 2035 to take account of revisions of SWU demand forecasts that will be published by the WNA in the future.

The amended RSA expressly allocates a portion of the annual quotas in 2021-2028 to the Company for LEU procured through purchases of SWU from TENEX under the TENEX Supply Contract. The actual size of the annual quotas allocated to the TENEX Supply Contract are confidential, but a public version of the quotas shows that they represent a significant portion of the total quotas provided under the RSA in 2021-2028. The quotas provided for the TENEX Supply Contract are expected to be adequate to support the Company’s long term strategic goals and to permit enriched uranium procured from TENEX during the remaining term of the TENEX Supply Contract to be
1 The term “quota” is used herein for simplicity. The amounts of Russian uranium products that can be shipped to the United States are referred to as export limits in the RSA and import limits in the legislation, but from a practical perspective have identical effect.

imported to supply U.S. utilities, thereby securing a key part of the Company’s supply base for the benefit of its customers and providing the revenues needed by the Company to support its work on HALEU and other advanced technology projects in the United States.

At the time the most recent RSA amendment was signed, the DOC was conducting an administrative review of the current status of, and compliance with, the RSA during the period October 2017 through September 2018 (the “Second Administrative Review”). In December 2019, the DOC initiated another review of the period October 2018 through September 2019 (the “Third Administrative Review”). In these proceedings, the DOC was reviewing whether TENEX, Centrus, and others had complied with the terms of the RSA during the period of review and whether the RSA continued to meet the statutory requirements that the RSA (i) prevent the suppression or undercutting of price levels of domestic uranium products and (ii) continue to be in the public interest. A determination that the RSA had been violated or did not meet the statutory requirements could have led to the termination of the RSA and the restart of an antidumping investigation from the early 1990s that could have resulted in high duties being imposed on imports of Russian uranium products, including material imported by the Company under the TENEX Supply Contract.

Following the signing of the amendment of the RSA on October 5, 2020, the DOC rescinded both the Second Administrative Review and the Third Administrative Review. At present, there are no reviews pending with respect to the RSA.

For further details, refer to Part I, Item 1A, Risk Factors - Restrictions on imports or sales of LEU or SWU that we buy could adversely affect profitability and the viability of our business

Other Trade Actions

In 2018, in connection with withdrawal by the United States from a 2015 multilateral agreement known as the “Joint Comprehensive Plan of Action,” or JCPOA, the U.S. government re-imposed sanctions on Iran’s Atomic Energy Organization of Iran (AEOI) and a number of its subsidiaries. Waivers were granted to allow non-Iranian entities to continue to work on certain programs that, among other things, allowed affiliates of ROSATOM to continue work on nuclear projects in Iran. These waivers have expired or been terminated and as a result, the U.S. government could decide to impose sanctions on Russian entities who may be involved in nuclear work in Iran, including ROSATOM or its subsidiaries. These sanctions could affect companies owned by ROSATOM, including TENEX, even if they are not doing work in Iran. To date, no sanctions have been imposed or announced on TENEX or any other ROSATOM subsidiary involved in implementation of the TENEX Supply Contract.

If TENEX or its affiliate that produces LEU for delivery under the TENEX Supply Contract were sanctioned and if the sanctions precluded the Company from purchasing LEU from TENEX, the Company would seek a license, waiver or other approval from the U.S. government to ensure that the Company could continue to fulfill its purchase and sales obligations. There is no assurance that such a license, waiver or approval would be granted. If a license, waiver or approval were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX, and to the extent these sources were insufficient or more expensive, it would adversely impact our business, results of operations, and competitive position.

DOE Facilities

We produced LEU through 2001 at the former Portsmouth Gaseous Diffusion Plant (“Portsmouth GDP”) in Piketon, Ohio and through 2013 at the former Paducah GDP in Paducah, Kentucky which we had leased from DOE. We currently store our existing inventory at third party offsite licensed locations under agreements with the operators of those facilities. The Portsmouth GDP and Paducah GDP were operated by agencies of the U.S. government for more than 40 years prior to the creation of the Company through privatization of the Government enterprise in 1998. As a result of such operation, there are contamination and other potential environmental liabilities associated with the Government’s prior operation of the plants. The USEC Privatization Act and our former leases for the plants provide that DOE remains responsible for the D&D of the gaseous diffusion plants. Further, DOE continued operations and cleanup activities both during and subsequent to our operations at the plants.

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

Human Capital Management

Our employees in Maryland, Ohio, and Tennessee are dedicated to our corporate philosophy based in honesty, trust, and with the highest levels of integrity, safety and security. Every day, these values drive how we operate our business; govern how we interact with each other and our customers, partners, and suppliers; guide the way that we treat our workforce; and determine how we connect with our communities. Our commitment to ethical business practices is outlined in our Code of Business Conduct. Each employee is asked to acknowledge receipt, understanding of and compliance with our standards.

Due to the highly specialized nature of our business, we are required to hire and train skilled and qualified personnel to design, build, and operate our state of the art equipment as well perform a diverse range of services to support our country and our customers. We recognize that our success as a company depends on our ability to attract, develop and retain our workforce. As such, we promote the health, welfare and safety of our employees. Part of our responsibility includes treating all employees with dignity and respect and providing them with fair, market-based, competitive and equitable compensation. We recognize and reward the performance of our employees in line with our pay-for-performance philosophy and provide a comprehensive suite of benefit options that enables our employees and their dependents to live healthy and productive lives.

Safety in our workplaces is paramount. We take measures to prevent workplace hazards, encourage safe behaviors and enforce a culture of continuous improvement to ensure our processes help eliminate incidents and illnesses and comply with governing health and safety laws. This was never more important than in 2020 given the challenges presented by the COVID-19 pandemic.

We are committed to promoting diversity of thought, experience, perspectives, backgrounds and capabilities to drive innovation and strengthen the solutions we deliver to our customers because we believe the results lead to a better outcome. We proudly support a culture of inclusion and encourage a work environment that respects diverse opinions, values individual skills and celebrates the unique experiences our employees bring.

Our values motivate us to promote strong workplace practices with opportunities for development and training. Our training and development efforts focus on ensuring that the workforce is appropriately trained on critical job skills as well as leadership behaviors that are consistent with our philosophy.

A summary of our employees by location follows:

	No. of Employees at December 31,
Location	2020	2019
Piketon, OH	107	69
Oak Ridge, TN	105	104
Bethesda, MD	52	54
Other	3	3
Total Employees	267	230

On January 16, 2020, members of the United Steelworkers (“USW”) Local 689-5 ratified a new collective bargaining agreement for the employees represented by the USW at the advanced technology facility in Piketon, Ohio. The contract term is through October 1, 2022.

Executive Officers
Executive officers are elected by and serve at the discretion of the Board of Directors. Executive officers at March 22, 2021, follow:

Name	Age	Position
Daniel B. Poneman	65	President and Chief Executive Officer
Larry B. Cutlip	61	Senior Vice President, Field Operations
Dennis J. Scott	61	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Philip O. Strawbridge	66	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
John M.A. Donelson	56	Senior Vice President and Chief Marketing Officer
Daniel B. Poneman has been President and Chief Executive Officer since April 2015 and was Chief Strategic Officer in March 2015. Prior to joining the Company, Mr. Poneman was Deputy Secretary of Energy from May 2009 to October 2014, in which capacity he also served as Chief Operating Officer of DOE.
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

John M.A. Donelson has been Senior Vice President and Chief Marketing Officer since October 2019 and was Vice President, Sales and Chief Marketing Officer from January 2018 through October 2019. Mr. Donelson was Vice President, Marketing, Sales and Power from April 2011 through December 2017, Vice President, Marketing and Sales from December 2005 to April 2011, Director, North American and European Sales from June 2004 to December 2005, Director, North American Sales from August 2000 to June 2004 and Senior Sales Executive from July 1999 to August 2000.

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

Item 1A. Risk Factors

The following discussion sets forth the material risk factors that could affect our financial condition and operations. Readers should not consider any descriptions to be a complete set of all potential risks that could affect us.

Economic and Industry Risks

Our future prospects are tied directly to the nuclear energy industry worldwide, and the financial difficulties experienced by, and operating conditions of our customers could adversely affect our results of operations and financial condition.

Potential events that could affect either our customers under current or future contracts with us or the nuclear industry as a whole, include:
•natural or other disasters (such as the 2011 Fukushima disaster) impacting nuclear facilities or involving shipments of nuclear materials;
•changes in government policies and priorities;
•regulatory actions or changes in regulations by nuclear regulatory bodies applicable to us, our suppliers or our customers;
•decisions by agencies, courts or other bodies under applicable trade and other laws applicable to us, our suppliers or our customers;
•disruptions in other areas of the nuclear fuel cycle, such as uranium supplies or conversion;
•civic opposition to, or changes in government policies regarding, nuclear operations;
•business decisions concerning reactors or reactor operations;
•the financial condition of reactor owners and operations;
•the need for generating capacity; or
•consolidation within the electric power industry.

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

Our business, financial and operating performance could be adversely affected by epidemics and other health related issues including but not limited to the novel coronavirus (“COVID-19”) pandemic.

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

The impacts of the COVID-19 pandemic have been primarily affecting our technical solutions segment since much of the work required under the HALEU Contract must be performed at our site. Our progress under the HALEU Contract has been impacted. To date we have been able to take steps to mitigate these impacts and remain on schedule, with minimal impacts on budget. However, in the event employees or our contractors are unable to work in-person at our site, the impacts on our schedule and costs could be material. Again, while to-date the impacts have been minimal, we are experiencing delays and anticipate increased costs from our suppliers as the result of the impact of the pandemic on their operations. These events may result in material delays and increased costs in the performance of the HALEU Contract.

We continue to work with our customers, employees, suppliers and communities to address the impacts of COVID-19 and to take actions in an effort to mitigate adverse consequences. However, the ultimate impact of COVID-19 on our operations and financial performance in future periods, including our ability to execute our strategic plan and programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic and any potential subsequent waves of COVID-19 infection, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of COVID-19 on government budgets, our customers and suppliers that could impact our business are also difficult to predict but could adversely affect our business, results of operations, and prospects.

The continued excess supply of LEU in the market could adversely affect market prices and our business results.

Events related to the March 2011 earthquake and tsunami that caused irreparable damage to four reactors in Fukushima, Japan created an over-supply of nuclear fuel that continues to heavily influence market prices. In addition, reactor operators, facing aggressive price competition from natural gas and subsidized renewable generation like wind and solar and other factors, have closed or are planning to close reactors, further reducing demand for our product and services. Despite the decrease in demand, some of our competitors supported by foreign governments continued to expand their capacity. Market uncertainty, and reduced demand has adversely affected our ability to sell LEU and SWU and could adversely affect our business, results of operations, and prospects.

Operational Risks

Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply could adversely affect profitability and the viability of our business.

The majority of the SWU and LEU that we use to fill existing contracts with customers is sourced from outside the United States, including Russia under the TENEX Supply Agreement, and we expect that situation will continue into the future. Our ability to place this SWU and LEU into existing and future contracts with customers is subject to trade restrictions, sanctions and other limitations imposed by the United States and other governments and our customers. For example, our imports from Russia are subject to U.S. quotas. Even absent such restrictions, some of our U.S. and foreign customers are unable or unwilling to accept Russian SWU and uranium. Further, some countries and customers impose limits on the LEU, SWU or other uranium products that may be imported or obtained from a particular source.

The Russian Suspension Agreement (“RSA”) described in Part I, Item 1, Competition and Foreign Trade, as well legislation that incorporate the terms of the RSA into U.S. law, impose quotas on Russian LEU imported into the United States, including the LEU containing the SWU that we are obligated to purchase under the TENEX Supply Agreement. A portion of these quotas is allocated to the Company’s subsidiary, United States Enrichment Corporation (“Enrichment Corp.”), which is party to the TENEX Supply Agreement, through 2028. We expect the portion of the quota allocated to Enrichment Corp. will be sufficient to permit us to fulfill most of our minimum purchase obligation under the TENEX Supply Agreement. The portion of our minimum purchase obligation that cannot be met through purchases for U.S. customers will need to be sold to customers outside the United States, where sales are more challenging to make. Given the quotas, restrictions and customer that limit our ability to sell SWU and LEU purchased under the TENEX Supply Agreement both in the United States and globally, there is no guarantee that we can make sufficient sales to meet our minimum purchase obligation under the TENEX Supply Agreement.

The timing and scope of potential changes in duties, restrictions or sanctions are difficult to predict but could have adverse impacts on us and depending on such changes, we might not be able to fully satisfy our obligations under our supply or sales contracts. For example, future reviews of the quotas provided for in the RSA and other potential future actions by the United States or other governments could reduce the amount of material we can import or sell under our Tenex Supply Agreement or from our other sources of supply. Geopolitical events, including domestic or international reactions or responses to such events, as well as concerns about national security or other issues, also could lead to U.S. or foreign government or international actions that could disrupt our ability to purchase, or to sell or make deliveries of, LEU, SWU or other uranium products, or even to continue to do business with one or more of our suppliers or their affiliates. Our inability to meet those purchase or sales obligations or to earn revenues from U.S. and international sales would adversely affect Centrus’ financial condition, results of operations, cash flows and the viability of our business. All of these outcomes, individually and collectively, could cause us to incur significant financial losses, in addition to impeding or preventing us from fulfilling our existing contracts or winning new contracts, and could adversely affect our profitability and the viability of our business.

We may be unable to sell all of the LEU we are required to purchase under supply agreements for prices that cover our costs, which could adversely affect profitability and the viability of our business.

We may not achieve the anticipated benefits from supply agreements we enter into. The prices we are charged under some supply agreements are determined by formulas that may not be aligned with the prevailing market prices at the time we enter into contracts with customers. As a result, the sales prices in our contracts may not cover our purchase costs or those purchase costs may limit our ability to secure profitable sales.

We are dependent on purchases from our suppliers and other sources to meet our obligations to customers and rely on third-parties to provide essential services.

We are currently dependent on purchases from suppliers to meet our obligations to customers. A significant delay in, or stoppage or termination of, deliveries of material to us under our supply agreements could adversely affect our ability to make deliveries to customers. We also rely on third-parties to provide essential services to the Company, such as the storage and management of inventory, transportation and radiation protection. Those service providers may not perform on time, with the desired quality or at all for a variety of reasons, many of which are outside our control. An interruption of deliveries from our suppliers or the provision of essential services by third parties could adversely impact our business, results of operations, and prospects.

We face significant competition from major producers who may be less cost sensitive or may be favored due to support from foreign governments.

We compete with major producers of LEU, all of which are wholly or substantially owned by governments: Orano (France), Rosatom/TENEX (Russia), Urenco (the Netherlands, the United Kingdom and two German utilities), and CNEIC (China). Our competitors have greater financial resources than we do. Foreign competitors enjoy financial and other support from their government owners, which may enable them to be less cost- or profit-sensitive than we are. In addition, decisions by foreign competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, foreign competitors may elect to increase their production or exports of LEU, even when not justified by market conditions, thereby depressing prices and reducing demand for our LEU, which could adversely affect our business, results of operations, and prospects.

Moreover, our competitors may be better positioned to take advantage of improved market conditions and increase capacity to meet any future market expansion.

The ability to compete in certain foreign markets may be limited for legal, political, economic or other reasons.

Doing business in foreign markets poses additional risks and challenges. For example, agreements for cooperation between the U.S. government and various foreign governments or governmental agencies control the export of nuclear materials from the United States. We are unable to supply fuel for foreign reactors unless there is an agreement for cooperation in force. If an agreement with a country in which one or more of our customers is located were to lapse, terminate or be amended, our sales or deliveries could be curtailed or terminated, adversely affecting our business, results of operations, and prospects. Moreover, the lack of such agreements for cooperation between the United States government and those governments in emerging markets may restrict our ability to sell into such markets. Additionally, countries may impose other restrictions on the import of material.

Purchases of LEU by customers in the European Union are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of European Union consumption per year. Similarly, China has a policy of using Chinese sources of LEU. Such policies limit our ability to sell in those countries.

Certain foreign markets lack a comprehensive nuclear liability law that protects suppliers by channeling liability for injury and property damage suffered by third persons from nuclear incidents at a nuclear facility to the facility’s operator. The lack of legal protection for suppliers could adversely affect our ability to compete for sales to meet the growing demand for LEU or SWU in these markets and our prospects for future revenue from such sales

Dependence on our largest customers could adversely affect us.

In 2020, our ten largest nuclear fuel customers represented approximately 71% of total revenue and our three largest customers represented approximately 37% of total revenue. Further, individual orders average roughly $10 million. A reduction in purchases from our customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption or change in their operations or financial condition that reduces purchases of LEU, SWU or other uranium products from us, could adversely affect our business, results of operations, and prospects. Once lost, customers may be difficult to regain because they typically purchase under long-term contracts. Consequently, we may face reduced revenues and difficulty in selling the material we are obligated to buy, which could adversely affect our business, results of operations, and prospects.

The dollar amount of the sales order book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty.

Our order book of sales is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. It includes deferred revenue for sales in which we have been paid but still have a delivery obligation, which means we will not receive cash in the future from those deliveries. There is no assurance that the revenues projected will be realized, or, if realized, will result in profits. Our estimate of the order book is based on a number of factors including customers’ estimates of the timing and size of their fuel requirements and estimates of future selling prices. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable. Any inaccuracy in estimates of future prices would add to the imprecision of the order book estimate. From time to time, we have worked with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources. If we were to initiate such discussions in the future, we have no assurance that our customers would agree to revise existing contracts or would not require concessions, which could adversely affect the value of our order book and our prospects.

Our ability to continue operating our HALEU enrichment facility after the completion of the demonstration program is dependent on our ability to secure funding from the U.S. Government or other sources.

In 2019, Centrus began work on a three-year, $115 million cost-shared contract with the U.S. Department of Energy to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. At the conclusion of the demonstration program funding in 2022, our goal is to begin commercial production and scale up the facility in modular fashion as demand for HALEU grows in the commercial and/or government sectors. It is uncertain, however, whether or when such demand will materialize. To continue operating the facility after the conclusion of the current contract with DOE, we need funding from the U.S. Government or other sources. There is no assurance such funding will be available. If we do not secure the necessary funding in a timely fashion, we may not be able to continue the operation of the facility. If Centrus determines that government and/or commercial funding is insufficient to support the ongoing operations of the facility after the existing contract funding runs out in 2022, it can delease the facility and return it, along with the centrifuges and supporting equipment, to the Department. This would likely result in terminating the NRC operating license and laying off our Piketon workforce. Alternatively, if we continue operating the facility, we would incur additional costs and liabilities. Failure to secure funding and/or contracts to purchase the output of the plant could have a material adverse effect on our business and plans for future growth.

Our technical solutions segment conducts business under various types of contracts, including fixed-price and cost-share contracts, which subjects us to risks associated with cost over-runs.

The technical solutions segment conducts business under various types of contracts, including fixed-price contracts and cost-share contracts, where costs must be estimated in advance of our performance. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including prices and availability of experienced labor, equipment and materials and estimates of the amount of other contract work we expect to perform. In the event we have cost overruns, we may not be able to obtain compensation for additional work performed or expenses incurred. Our failure to accurately estimate the resources and time required for fixed-price or cost-share contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits, greater costs or a loss for that contract. If the cost overrun on a contract is significant, or we encounter issues that affect multiple contracts, the cost overrun could have a material adverse effect on our business, financial condition and results of operations.

Financial Risks

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

Our significant long-term liabilities (and other third-party financial obligations) could have important consequences, including:
•making it more difficult for us to satisfy our obligations to lenders and other creditors, resulting in possible defaults on and acceleration of such indebtedness or breaches of such other commitments;
•placing us at a competitive disadvantage by making us more vulnerable to react to adverse economic conditions or changes in the nuclear industry;
•finding it more difficult to obtain additional financing for future working capital, and other general corporate requirements;
•reducing our cash resources for payments on our 8.25% Notes thereby limiting our ability to fund our operations, capital expenditures and future business opportunities;
•the indenture governing our 8.25% Notes, subject to certain exceptions, placing certain restrictions on the ability of our subsidiary, United States Enrichment Corporation (“Enrichment Corp.”), to transfer cash and other assets to us, which could constrain our ability to pay dividends on our Common Stock or to fund our commitments or the commitments of our other subsidiaries; and
•the indenture governing our 8.25% Notes also includes restrictions on our ability to engage in certain mergers or acquisitions. The indenture governing our 8.25% Notes also requires us to offer to repurchase all such outstanding notes at 101% of their outstanding principal amount in the event of certain change of control events.

The terms of the indenture governing our 8.25% Notes do not restrict Centrus or any of its subsidiaries from incurring substantial additional indebtedness in the future. If we incur substantial additional indebtedness, the foregoing risks would intensify. Additional information concerning the 8.25% Notes including the terms and conditions of the 8.25% Notes are described in Note 9, Debt of the consolidated financial statements.

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

Further, earnings may be positively or negatively impacted by the amount of expense we record for employee benefit plans. Generally accepted accounting principles in the United States (“U.S. GAAP”) require a company to calculate expense for these plans using actuarial valuations. The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount required to contribute to pension plans could have an adverse effect on our cash flows.

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

The carrying values of the intangible assets are subject to impairment tests whenever adverse conditions or changes in circumstances indicate a possible impairment loss. If impairment is indicated, the asset carrying value will be reduced to its fair value. Inherent in our fair value determinations are certain judgments and estimates, including projections of future cash flows, the discount rate reflecting the risk inherent in future cash flows, the interpretation of current economic indicators and market valuations, and strategic plans with regard to operations. A change in these underlying assumptions could cause the fair value of the intangible asset to be less than its respective carrying amount.

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

The price of our Class A Common Stock remains subject to volatility. The market price and level of trading of our Class A Common Stock could be subject to wide fluctuations in response to numerous factors, many of which are beyond our control. These factors include, among other things, our limited trading history, our limited trading volume, the concentration of holdings of our Class A Common Stock, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results. Additionally, future sales of our common stock or instruments convertible into our common stock, in public or private offerings may depress our stock price.

Our Class B stockholders may make decisions regarding their investment in the Company based upon factors that are unrelated to the Company’s performance. Any sales of shares by our Class B stockholder would result in automatic conversion (with limited exceptions) of Class B Common Stock into Class A Common Stock upon the sale of Class B Common Stock, which in turn could significantly adversely impact the trading price of the Class A Common Stock.

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

As of December 31, 2020, based solely on amounts reported in Schedule 13D and 13G filings with the SEC, two principal stockholders (those stockholders with beneficial ownership of more than 10% of our Class A Common Stock) collectively beneficially own approximately 25% of our Class A Common Stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger of the Company or sale of substantially all of the Company’s assets. These stockholders may have interests that differ from, and may vote in a way adverse to, other holders of Class A Common Stock or adverse to the recommendations of the Company’s management. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company, may limit the ability of the Company to pass certain initiatives or other items that require stockholder approval, and may also have the effect of delaying, preventing or expediting, as the case may be, a change in control of the Company. Refer to Note 21, Subsequent Events, for information related an amendment to the Voting and Nomination Agreement with the MB Group, as defined.

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

As of December 31, 2020, we had outstanding Series B Preferred Shares with an aggregate liquidation preference of $53.9 million, including accrued but unpaid dividends of $12.1 million. Accrued preferred dividends must be paid upon certain conditions such as the achievement of certain financial thresholds, which could limit our flexibility to use cash for other purposes if those thresholds are met. If they are not paid then they continue to accrue. In the event of our liquidation, dissolution or winding-up and there are amounts available for distribution to equity holders after satisfaction of our existing indebtedness and other liabilities, we would be required to make distributions in the amount of the aggregate liquidation preference, including accrued but unpaid dividends at that time, to the holders of the Series B Preferred Shares prior to making any distributions to holders of our Common Stock. The terms of our Series B Preferred Shares also provide that we may not pay dividends on our Common Stock (other than dividends payable in Common Stock) so long as any shares of our Series B Preferred Stock are outstanding. Redemption of our Series B Preferred Shares pursuant to their terms would require us to pay the aggregate liquidation preference including all accrued but unpaid dividends. If we were to otherwise seek to repurchase or retire the Series B Preferred Shares, we may not be able to do so on favorable terms or at all. Refer to Item 1, Business, above for information related to the purchase of Series B Preferred Stock shares in November 2020 pursuant to a tender offer. Refer to Note 21, Subsequent Events, of the consolidated financial statements for information related to an exchange in February 2021 of Series B Preferred Stock shares for Class A Common Stock shares and a warrant for the holder to acquire additional shares of Class A Common Stock.

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

General Risks

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

A material network breach in the security of the IT systems of the Company or third parties for any reasons, including, but not limited to, human error, could include the theft of our business proprietary and intellectual property. To the extent any security breach or human error results in a loss or damage to data, or in inappropriate disclosure of classified or other protected information, the breach could cause grave damage to the country’s national security and to our business. Threats, via insider threat or third parties, to our IT systems are constantly evolving and there is no assurance that our efforts to maintain and improve our IT systems will be sufficient to meet current or future threats. Any event leading to a security breach or loss of, or damage to, data, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our business, financial condition, results of operations and cash flows. In an extreme case, DOE could terminate our permit to access classified information resulting in elimination of our ability to continue American Centrifuge work.

The ability to attract and retain key personnel is critical to the success of our business.

The Company’s LEU and technical services segments require people with unique skills and experience in the uranium enrichment industry. It also requires people with U.S. security clearances. To train employees and obtain the required U.S. Security clearances can take considerable time and expense. The success of our business depends on key executives, managers, scientists, engineers and other skilled personnel. The ability to attract and retain these key personnel may be difficult in light of the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. Changes in senior management could create uncertainty among our employees, customers and other third parties with which we do business. The inability to retain appropriately qualified and experienced senior executives could negatively affect our operations, strategic planning and performance.

The potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC Agreement and our other agreements with DOE, or to require modifications to such agreements that are adverse to our interests, may have adverse consequences on the Company.

The Company and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), that requires the Company to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. DOE has specific remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone or if we abandon or constructively abandon the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, and requiring us to transfer certain rights in the American Centrifuge technology and facilities to DOE, and us to reimburse DOE for certain costs associated with the American Centrifuge project.

We have granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or our affiliate or entity acting through us) are no longer willing or able to proceed with, or have determined to abandon or have constructively abandoned, the commercial deployment of the centrifuge technology. Such a commercial purposes license is subject to payment of an agreed upon royalty to us, which will not exceed $665 million in the aggregate. While our long-term objective is to commercially deploy the American Centrifuge technology when it is commercially feasible to do so, DOE may take the position that we are no longer willing or able to proceed with commercial deployment or have actually or constructively abandoned commercially deployment, and could invoke its rights under the license described above. Any of these actions could adversely impact our business and prospects.

DOE may seek to exercise remedies under these agreements and there is no assurance that the parties will be able to reach agreement on appropriate modifications to the agreements in the future. Moreover, even if the parties reach agreement on modifications to such agreements, there is no assurance that such modifications will not impose material additional requirements, provide DOE with material additional rights or remedies or otherwise affect the overall economics of the American Centrifuge technology and the ability to finance and successfully deploy the technology. Any of these actions could have an adverse impact on our business and prospects.

Our U.S. government contract work is regularly reviewed and audited by the U.S. government and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities and other remedies against us.

Our U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation, among others, and also subject to audits, cost reviews and investigations by U.S. government contracting oversight agencies. Should a contracting agency determine that we have not complied with the terms of our contract and applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we may be subject to litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. If we experience performance issues under any of our U.S. government contracts, the U.S. government retains the right to pursue remedies, which could include termination under any affected contract. Termination of a contract could adversely affect our ability to secure future contracts, and could have material adverse effect on our business, financial condition, results of operations and cash flows.

Our U.S. government contracts and subcontracts are dependent on continued U.S. government funding and government appropriations, which may not be made on a timely basis or at all, and could have an adverse effect on our business.

Current and future U.S. government contracts and subcontracts, including our HALEU contract, are dependent on government funding, which are generally subject to Congressional appropriations. Our ability to perform under these federal contracts and subcontracts is dependent upon sufficient funding for, and timely payment by, the entities with which we have contracted. If the contracting governmental agency, or the prime contractor, does not receive sufficient appropriations, it may terminate our contract (in whole or in part) or delay or reduce payment to us. Any inability to award a contract or subcontract, delay in payment, or the termination of a contract due to a lapse in funding, could adversely affect our business, financial condition or results of operations or cash flows.

Changes to, or termination of, any agreements with the U.S. government, or deterioration in our relationship with the U.S. government, could adversely affect results of operations.

We are a party to a number of agreements and arrangements with the U.S. government that are important to our business including our HALEU contract, the lease for the Piketon Ohio centrifuge facility and the 2002 DOE-USEC agreement. Termination, expiration or modification of one or more of these or other agreements could adversely affect our business and prospects. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements, which could adversely affect our business, financial condition or results of operations or cash flows.

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

Legal and Compliance Risks - Legal and compliance risks relate to risks arising from the government and regulatory environment and action, legal proceedings and compliance with policies and procedures, including those relating to integrity, financial reporting and environmental health and safety. Government and regulatory risks include the risk that government or regulatory actions will impose additional costs on us or cause us to have to change our business models or practices.

Our operations are highly regulated by the U.S. government, including the NRC and the DOE as well as the States of Ohio and Tennessee and could be significantly impacted by changes in government policies and priorities

Our operations, including the facilities we lease in Piketon, Ohio, are subject to regulation by the U.S Nuclear Regulatory Commission (“NRC”). The NRC has granted two licenses for the Piketon facility, i.e. a license for the test facility was granted in February 2004 and a separate license to construct and operate a commercial plant was granted in April 2007. We are currently performing work under a contract with DOE for the construction and operations of a cascade to produce HALEU. We are pursuing modifications to our NRC license for our commercial plant necessary to perform the contract. There is no assurance that we will be able to institute the programs and processes necessary to perform the work in a timely and cost efficient manner. Further we may be unable to gain NRC approval of the necessary license modifications, or gaining such approval may take longer and increase costs.

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

In addition, certain operations are subject to DOE regulation or contractual requirements. Our facility in Oak Ridge is also regulated by the State of Tennessee under NRC’s agreement state program and state laws. Our operations at the facility in Piketon also are subject to regulation by various agencies of the Ohio state government. These state and federal agencies may have the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations. Further, changes in federal, state or local government policies and priorities can impact our operations and the nuclear industry. This includes changes in interpretations of regulatory requirements, increased inspection or enforcement activities, changes in budgetary priorities, changes in tax laws and regulations and other actions or in-actions governments can take.

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

We lease facilities from DOE in Piketon, Ohio. Pursuant to the Price-Anderson Act, DOE has indemnified the Company against claims for public liability (as defined in the Atomic Energy Act) arising out of or in connection with activities under those leases resulting from a nuclear incident or precautionary evacuation. If an incident or evacuation is not covered under DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition. The

DOE indemnification does not apply to incidents outside the U.S., including in connection with international transportation of uranium products.

While DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from DOE and DOE may determine that some or all costs are not reimbursable under the indemnification. In addition, the Price-Anderson Act indemnification does not cover loss or damage to property located on the leased facilities due to a nuclear incident. For example, Centrus and Enrichment Corp. have been named as defendants in class action lawsuits alleging damages resulting from releases at the facilities we leased in the past at the Portsmouth Gaseous Diffusion Plant, and the centrifuge facilities we still lease in Piketon, Ohio. These claims include allegations of damages that the plaintiffs assert are not covered by the Price-Anderson Act, which claims we and the other defendants have challenged. If DOE were to determine that the Price-Anderson Act did not apply, we would have to pay all or part of any damages awarded as a result of such claims, the cost to us, including legal fees, could adversely affect our results of operations and financial condition. Refer to Item 3, Legal Proceedings for further details.

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

The terms and conditions of our rights with respect to our redemption or exchange right in respect of shares held by foreign persons or Contravening Persons are as follows:
•Redemption price or exchange value: Generally, the redemption price or exchange value for any shares of our common stock redeemed or exchanged would be their fair market value. However, if we redeem or exchange shares held by foreign persons or Contravening Persons and our Board in good faith determines that such person knew or should have known that its ownership would constitute a foreign ownership review event (other than shares for which our Board determined at the time of the person’s purchase that the ownership of, or exercise of rights with respect to, such shares did not at such time constitute an Adverse Regulatory Occurrence), the redemption price or exchange value is required to be the lesser of fair market value and the person’s purchase price for the shares redeemed or exchanged.
•Form of payment: Cash, securities or a combination, valued by our board of directors in good faith.
•Notice: At least 30 days written notice of redemption is required; however, if we have deposited the cash or securities for the redemption or exchange in trust for the benefit of the relevant holders, we may redeem shares held by such holders on the same day that we provide notice.

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

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of employees at the former Portsmouth, Ohio, Gaseous Diffusion Plant (the “Portsmouth GDP”) to DOE’s D&D contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection. While proceeding with litigation, the Company is still pursuing settlement.

On January 13, 2021, the Company and DOE reached a tentative agreement to settle the litigation. The settlement is subject to the approval by DOE, the U.S. Department of Justice, the Company’s Board of Directors, and the Court. If the settlement is ultimately approved by all parties, DOE is expected to pay the Company $43.5 million (inclusive of any interest due). Any amounts received by the Company in connection with the settlement will be applied to pension and post-retirement benefits obligations. The Company can give no assurance whether or when the tentative settlement will receive the required approvals or whether the Company will ultimately recover some, all or none of the proposed settlement amount.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On September 29, 2020, the defendants filed their response in opposition to the plaintiff’s motion for leave to file a third amended complaint. On October 26, 2020, the plaintiffs filed their reply brief. As of this filing, the court has not made a ruling. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and Class Members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. On November 17, 2020, the Matthews Plaintiffs filed their appellant brief and on February 1, 2021, the Matthews Defendants filed their brief. On February 22, 2021, the Matthews Plaintiffs filed their reply brief. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Act. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 30, 2020, the Company, Enrichment Corp., six other DOE Contractors, DOE and other government agencies were given notice of Ursula McGlone, Jason McGlone and Julia Dunham’s intent to file a citizen’s suit under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act against the Company, Enrichment Corp. and six other DOE Contractors. The complainants will purportedly seek civil penalties and injunctive relief for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. As of this filing, neither the Company nor Enrichment Corp. have been served with this complaint.

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site and eleven individuals in their personal capacity some of whom are current and former DOE employees were named as defendants (“Walburn Defendants”) in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals (“Walburn Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleges that the named defendants conspired and concealed nuclear incidents in violation of the Price-Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants seek damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the Portsmouth GDP. On November 20, 2020, the Walburn Plaintiffs filed an amended complaint to add two individuals to the complaint as defendants in their individual capacity. One of those individuals is Daniel Poneman, Centrus’ Chief Executive Officer. In the 78 page complaint, Mr. Poneman is referenced twice without any cited allegations against him; once in the caption and once referencing his position at the Company. The Company has notified its insurance carrier regarding the claim. On February 11, 2021, the Walburn Plaintiffs amended their complaint for a second time to replace two corporate defendants with two others (one of whom was a contractor to Enrichment Corp. and also to its predecessor prior to its privatization in 1998 and the other a former DOE contractor) and removed four named individual defendants from the complaint. On March 2, 2021, Walburn Defendants filed their motion to dismiss. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

In June 2020, the Company’s subsidiaries, Enrichment Corp. and American Centrifuge Enrichment, LLC (collectively, the “Company Subsidiaries”) collected approximately $32.4 million as a recovery on claims filed in October 2018 in the U.S. Bankruptcy Court for the Northern District of Ohio (the “Bankruptcy Court”) against each of FirstEnergy Nuclear Operating Company and FirstEnergy Nuclear Generation, LLC (collectively, the “FirstEnergy Contract Parties”). An additional $0.2 million recovery on the claims was collected in December 2020. The claims related to damages arising from the rejection and breach of a long-term contract between the Company Subsidiaries and the FirstEnergy Contract Parties in connection with bankruptcy petitions filed by the FirstEnergy Contract Parties. The recovery resulted from a May 2020 stipulation, subsequently approved by the Bankruptcy Court, whereby the FirstEnergy Contract Parties and the Company Subsidiaries agreed that the claims of the Company Subsidiaries against the FirstEnergy Contract Parties will be allowed for all purposes as an allowed unsecured claim in the amount of $70 million. Pursuant to the approved stipulation, the Company Subsidiaries dismissed their appeal concerning the disallowance by the Bankruptcy Court of claims by the Company Subsidiaries under guaranties issued by affiliates of the FirstEnergy Contract Parties, and the successors to the FirstEnergy Contract Parties entered into a contract to purchase separative work units in the future from Enrichment Corp.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, consisting of 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). As of March 1, 2021, the Company has issued 13,379,876 shares of Common Stock, consisting of 12,660,676 shares of Class A Common Stock and 719,200 shares of Class B Common Stock. The Class B Common Stock was issued to Toshiba America Nuclear Energy Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company has reserved 1,200,000 shares of Class A Common Stock under its management incentive plan, of which 374,478 shares were available for future awards as of December 31, 2020, including 120,000 shares associated with awards which terminated or were cancelled without being exercised.

The Class A Common Stock trades on the NYSE American LLC (the “NYSE American”) under the symbol “LEU”.

As of March 1, 2021, there were 12,660,676 shares of Class A Common Stock outstanding. As of March 1, 2021, there were approximately 890 holders of record and approximately 10,440 beneficial owners of the Company’s Class A Common Stock. As of March 1, 2021, there were two holders of record of the Company’s Class B Common Stock.

No cash dividends were paid in 2019 or 2020, and we have no intention to pay cash dividends in the foreseeable future. Our Series B Preferred Stock provides that so long as any shares of our Series B Preferred Stock are outstanding, we may not pay dividends on our Class A Common Stock (other than dividends payable in shares of Class A Common Stock). In addition, the indenture governing our 8.25% Notes, subject to certain exceptions, places certain restrictions on the ability of Enrichment Corp. to transfer cash and other assets to us. This could act as an additional constraint on our ability to pay dividends on our Class A Common Stock.

In addition, we are obligated to pay cash dividends on our Series B Preferred Stock to the extent that (1) our pension plans and Enrichment Corp.’s pension plans are at least 90% funded on a variable rate premium calculation in the current plan year, (2) our net income calculated in accordance with U.S. GAAP (excluding the effect of pension remeasurement) for the immediately preceding fiscal quarter exceeds $7.5 million, (3) our free cash flow (defined as the sum of cash provided by (used in) operating activities and cash provided by (used in) investing activities) for the immediately preceding four fiscal quarters exceeds $35.0 million, (4) the balance of cash and cash equivalents calculated in accordance with U.S. GAAP on the last day of the immediately preceding quarter would exceed $150.0 million after pro forma application of the dividend payment, and (5) dividends may be legally payable under Delaware law. We did not meet the criteria for a dividend payment obligation for the year ended December 31, 2020, and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017.

There were no unregistered sales of equity securities by the Company during the years ended December 31, 2020 or 2019.

Fourth Quarter 2020 Issuer Repurchases of Equity Securities

On November 17, 2020, pursuant to a tender offer announced on October 19, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Preferred Stock at a price per share of $954.59, less any applicable withholding taxes, for an aggregate purchase price of approximately $60 million. The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. These shares represented approximately 60% of the Company's outstanding Series B Preferred Shares as of September 30, 2020. The remaining Series B Preferred shares outstanding after the transaction was 41,720 shares.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social and market uncertainty created by the COVID-19 pandemic. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Overview

Centrus Energy Corp., a Delaware corporation (“Centrus” or the “Company”), is a trusted supplier of nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates.

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

Our LEU segment provides most of the Company’s revenue and involves the sale of nuclear fuel to utilities operating commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in separative work units (“SWU”). Centrus also sells natural uranium (the raw material needed to produce LEU) and occasionally sells LEU with the natural uranium, uranium conversion, and SWU components combined into one sale.

LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU and its components to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources, including our inventory, medium- and long- term supply contracts, and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources.

Our global order book includes long-term sales contracts with major utilities through 2030. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins. Spot price indicators for SWU have risen by approximately 56% since bottoming out in August 2018. Our sales team secured over $100 million in new commitments in November through the end of January.

In October 2020, the U.S. Department of Commerce reached agreement with the Russian Federation on an extension of the 1992 Russian Suspension Agreement (“RSA”), a trade agreement which allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for shipments to the United States through 2028 to execute Centrus’ long-term supply agreement (the “TENEX Supply Contract”) with the Russian government entity, TENEX, Joint-Stock Company (“TENEX”). This outcome allows for sufficient quota for Centrus to continue serving its utility customers.

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

Our technical solutions segment has as its goal the restoration of America’s domestic uranium enrichment capability to play a critical role in meeting U.S. national security and energy security requirements, advancing America’s nonproliferation objectives, and delivering the next-generation nuclear fuels that will power the future of nuclear energy providing reliable carbon free power around the world. The U.S. has not had a domestic uranium enrichment capability suitable to meet U.S. national security requirements since the aging Paducah Gaseous Diffusion Plant (“Paducah GDP”) shut down in 2013. Centrus is the only American company working to deploy an enrichment technology and our AC100M centrifuge is the only deployment-ready uranium enrichment technology that can meet these requirements.

Centrus is uniquely positioned to lead the transition to a new nuclear fuel known as High-Assay, Low-Enriched Uranium (“HALEU”), which is expected to be required by the commercial and/or government sectors for a number of advanced reactor and fuel designs currently under development. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU has a uranium-235 concentration ranging from 5% to 20%, giving it several potential technical and economic advantages. For example, the higher concentration of uranium-235 means that fuel assemblies and reactors can be smaller and reactors will require less frequent refueling. Reactors can also achieve higher “burnup” rates, meaning that a smaller volume of fuel will be required overall and less waste will be produced. HALEU may also be used in the future to fabricate next-generation fuel forms for the existing fleet of reactors in the United States and around the world. These new HALEU-based fuels could improve the economics of nuclear reactors and inherent safety features while increasing the amount of electricity that can be generated at existing reactors. HALEU fuel may also ultimately be used in new commercial and government applications in the future, such as reactors for the military.

In 2019, Centrus began work on a three-year, $115 million cost-share contract (the “HALEU Contract”) with the U.S. Department of Energy (“DOE”) to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. As part of this effort, Centrus expects its Piketon, Ohio facility to become the first plant in the nation licensed to produce HALEU enriched to a U-235 concentration just below 20%. At the conclusion of the demonstration program funding in 2022, our goal is to scale up the facility in modular fashion as demand for HALEU grows in the commercial and/or government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. Refer to Operating Results - Technical Solutions (below) and Risk Factors, Operational Risks (above), for additional details.

Despite the challenges of COVID-19, we have continued to make progress under the contract. On June 23, 2020, the U.S. Nuclear Regulatory Commission (“NRC”) accepted for review our application to amend our license to permit the production of HALEU up to 20% U235 enrichment. We believe our investment in the HALEU technology will position the Company to meet the needs of our customers in the future as they deploy advanced reactors and next generation fuels. Advanced nuclear reactors promise to provide an important source of reliable carbon free power. By investing in HALEU technology now, and as the only domestically-owned company with HALEU enrichment capability, we believe the Company could be well positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases with the development of advanced reactors. There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Since the HALEU demonstration program will conclude in early 2022, we are focused on developing options to sustain and expand our demonstrated capability for the period immediately following the conclusion of the program.

In late 2020, DOE announced ten awards under its Advanced Reactor Demonstration Program (“ARDP”) aimed at helping innovative, next generation reactor designs overcome technical and financial obstacles to successfully commercialize. This includes a commitment to support construction to two demonstration reactors over the next seven years and awards to support continued development of eight other reactor designs. Nine of the ten reactor designs chosen are expected to require HALEU fuel.

Centrus has built formal and informal relationships with most of the ARDP awardees and expects to be first to market with domestically-produced HALEU that could be used to fuel these reactors. For example, on September 15, 2020, Centrus made a joint announcement with TerraPower LLC (“TerraPower”) that the two companies plan to work together toward establishing commercial-scale domestic HALEU production capabilities. Centrus also has worked under a series of contracts with X Energy, LLC (“X-energy”), a pioneering advanced reactor and advanced nuclear fuel company, to support X-energy’s work to develop a facility to fabricate HALEU into an advanced fuel called tristructural isotropic (TRISO) fuel. TerraPower and X-energy were the two companies chosen by DOE for the largest awards under the Advanced Reactor Demonstration Program. While first year funding for the two companies totaled $160 million, DOE announced its intent to ultimately provide a combined total of $3.2 billion over a seven year period to help TerraPower and X-energy build their first reactors. The awards are subject to annual appropriations by Congress and there can be no assurance that the projects will be completed or that TerraPower and X-energy will ultimately purchase HALEU from Centrus.

On October 13, 2020, Centrus announced the signing of a memorandum of understanding with Terrestrial Energy USA (“TEUSA”) to secure fuel supply for a future fleet of TEUSA’s Integral Molten Salt Reactor (“IMSR”) power plants. The two companies will evaluate the logistical, regulatory, and transportation requirements to establish fuel supply for IMSR power plants, which use LEU. There can be no assurance that the Company and TEUSA will ultimately enter into a contract on terms that will be acceptable.

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

The Company continues to look at opportunities to improve its capital structure and to enhance shareholder value. As a result, on September 1, 2020, the Company completed the sale of 2,537,500 shares of the Company’s Class A Common Stock pursuant to the Registration Statement on Form S-3 that became effective on August 5, 2020, as supplemented by the prospectus supplement filed with the SEC on August 21, 2020. The price to the public in the offering was $10.00 per share. The aggregate gross proceeds from the offering were approximately $25.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $2.3 million. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock.

On November 17, 2020, pursuant to a tender offer announced on October 19, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Preferred Stock at a price per share of $954.59, less any applicable withholding taxes, for an aggregate purchase price of approximately $60 million. The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. These shares represented approximately 60% of the Company's outstanding Series B Preferred Stock shares as of September 30, 2020. The remaining Series B Preferred Stock shares outstanding after the transaction was 41,720 shares.

Refer to Note 21, Subsequent Events, of the consolidated financial statements for information related to an exchange in February 2021 of Series B Preferred Stock shares for Class A Common Stock shares and a warrant for the holder to acquire additional shares of Class A Common Stock.

On December 31, 2020, the Company entered into an At Market Sales Agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, relating to the at the market offering of shares of the Company’s Class A Common Stock, $0.10 par value per share. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020 to the prospectus, dated August 5, 2020. For further details, refer to Note 21, Subsequent Events of the consolidated financial statements.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape. In the years following the 2011 Fukushima accident in Japan, the published market prices for uranium enrichment declined more than 75% through mid-2018. While the monthly price indicators have since increased, the uranium enrichment segment of the nuclear fuel market remains oversupplied (including because foreign-owned enrichers continued to expand even as demand fell) and faces uncertainty about future demand for nuclear power generation. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Refer to Part I, Item 1, Business, for additional information.

COVID-19 Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company has taken actions to protect its workforce and to maintain critical operations. Travel, operational, and other restrictions imposed by the U.S. and foreign governments may impact our ability to make future sales and may impact the ability of our suppliers, including our suppliers of low enriched uranium, to perform under their contracts. As of the date of this filing, our LEU segment operations have not been materially affected by the COVID-19 pandemic and we are working with our suppliers, fabricators, and customers to monitor the situation closely.

Further, the governments of states and counties in which we operate have from time to time issued orders imposing various restrictions including prohibiting holding gatherings and closing nonessential businesses. Many of these restrictions remain in place and we continue to monitor and adjust as necessary. As a result, the Company has instituted measures such as expanded telework to protect our workforce, to comply with government orders, and to maintain critical operations. Not all work, however, can be performed remotely. Consequently, we have instituted limited operations for personnel working on the HALEU program to maintain critical systems and security. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the project. While to date, impacts have been minimal; we are experiencing delays and anticipate increased costs from our suppliers as a result of the impact of the COVID-19 pandemic on their operations.

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

For further discussion, refer to Part I, Item 1A, Risk Factors - Our business, financial and operating performance could be adversely affected by epidemics and other health related issues including but not limited to the novel coronavirus (“COVID-19”) pandemic.

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

While a majority of the growth of nuclear power remains centered in China, India and Russia, the U.S., with 96 commercial reactors in operation, remains the world’s largest market for nuclear fuel, but the U.S. industry remains under some duress due to low cost natural gas prices and an increase in the expansion of renewable sources, all of which have put financial pressure on some reactor operators. Eight reactors have been shut down in the U.S. in recent years and several more face the prospect of premature shut down in the near-term.

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

While the market for uranium enrichment for nuclear fuel is expected to remain oversupplied into the 2020s, the market is expected to grow as the nuclear power industry expands around the world. During 2019-2020, prices for nuclear fuel, especially conversion and enrichment, rose significantly. According to the World Nuclear Association, around 10% of the world's electricity is generated by about 440 nuclear reactors, and an additional 50 or so reactors are under construction. During 2020, two nations new to nuclear energy are expected to start their first commercial reactors. The new reactor builds will have the potential to improve market conditions in the long-term.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2021-2022.

In 2020, we benefited from the one time collection from a customer of $32.6 million in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding. Based on our current order book and under current market conditions, we anticipate fiscal year 2021 and fiscal year 2022 revenues in the LEU segment to be slightly higher than 2020 and gross margins to be similar to 2020, excluding the one-time claim recovery. With respect to our technical solutions segment, currently we are on schedule and within budget on our three year HALEU cost share contract. On October 13, 2020, DOE announced it had selected two U.S.-based teams to receive $160 million in initial funding under the new ARDP. We have preliminarily agreed to provide support to each of these teams as part of our strategy to become the preferred fuel provider to the next generation of advanced reactors. The ARDP is a cost share program with applicants required to shoulder 50% of the costs. We have yet to reach agreement on our subcontracts to support the teams and therefore are unable to provide further guidance at this time.

Our order book of sales under contract in the LEU segment extends to 2030. As of December 31, 2020, the order book was approximately $960 million. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract which includes approximately $328 million of Deferred Revenue and Advances from Customers. We estimate that approximately 2% of our order book is at risk related to customer operations. Due to the nature of the long term contracts and our order book, we have visibility of a significant portion of our anticipated revenue for 2021 and 2022 in the LEU segment. However, these long term contracts are subject to significant risks and uncertainties, including potential import laws and restrictions, including under the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract. For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors - Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply could adversely affect profitability and the viability of our business, as well as - The dollar amount of the sales order book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty.

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
•Future funding and demand for HALEU;
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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 77% of our total revenue in 2020. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately one-third of revenue from our LEU segment in recent years. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and uranium component of LEU to utilities or where we sell natural uranium to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts.

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

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

125
100
75
50
25
$/Unit
Jun-15
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

    * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. On occasion, we will accept payment in euros for spot sales that may be subject to short-term exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are denominated in U.S. dollars.

On occasion, we will accept payment for SWU in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable.

Cost of sales for SWU and uranium is based on the amount of SWU and uranium sold and delivered during the period and unit inventory costs. Unit inventory costs are determined using the average cost method. Changes in purchase costs have an effect on inventory costs and cost of sales over current and future periods. Cost of sales includes costs for inventory management at off-site licensed locations. Cost of sales also includes certain legacy costs related to former employees of the Portsmouth GDP and Paducah GDP.

Technical Solutions

Our technical solutions segment reflects our technical, manufacturing, engineering and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing and operations services being performed under the HALEU Contract. With our private sector customers, we seek to leverage our domestic enrichment experience, engineering know-how, and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities.

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee and our production facility in Piketon, Ohio. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, once fully implemented, is expected to result in the Company having demonstrated the capability to enrich uranium to the 19.75% concentration in the uranium-235 isotope that is required by many of the advanced reactor concepts now under development. Moreover, by 2022 the Company expects to have secured an NRC license for production on 19.75% HALEU, opening the door to the possibility of significant sales of HALEU to both commercial and government customers. In the latter category, the Company is closely following the development of mobile and micro-nuclear power plants, which in time could provide a significant source of demand for HALEU-based nuclear fuel.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Costs under the HALEU Contract include program costs, including internal labor, third-party services and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of total costs at completion for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. As of December 31, 2019, the portion of our anticipated cost share under the HALEU Contract representing our share of remaining projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of December 31, 2020, the accrued contract loss balance was $7.7 million, and Cost of Sales in 2020 benefited by $10.6 million for previously accrued contract losses attributable to work performed in 2020. Our HALEU Contract expires in 2022 and although we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

Effective June 1, 2019, with the commencement of the HALEU work, ongoing costs of the Piketon facility that were included in Advanced Technology Costs on the consolidated statement of operations prior to June 1, 2019, are included in Cost of Sales of the technical solutions segment with the exception of costs for two minor items that were repaired under a previous agreement with DOE.

Over the past five years, our government contracts with UT-Battelle LLC (“UT-Battelle”) have provided for engineering and testing work on the American Centrifuge technology at our facilities in Oak Ridge, Tennessee. In February 2020, an additional $4.4 million fixed-price agreement was entered into with UT-Battelle. The Company, which had already begun this scope of work in 2019, completed the work during the second quarter of 2020. Revenue was $4.4 million in 2020, with approximately 58% of associated costs recognized in 2019 and 42% in 2020.

In addition, we have entered into other contracts with DOE, other agencies and their contractors to provide engineering, design and manufacturing services.
Commercial Contracting

In March 2018, we entered into an initial services agreement with X Energy, LLC (“X-energy”) to provide technical and resource support for conceptual design of its Tri-Structural Isotropic (TRISO) fuel manufacturing process. In November 2018, we entered into a second services agreement with X-energy to proceed with Preliminary Design of the TRSIO facility. Under both agreements, which were funded by two separate cooperative agreement awards by DOE, we provide X-energy with non-cash in-kind contributions pursuant to X-energy’s obligations under those agreements. In November 2020, the parties extended the period of performance through August 2021.

Under the X-energy agreements, services are performed pursuant to separate task orders issued and provide for time-and-materials based pricing. The cumulative task orders issued through October 2020 provided for payments to us of $13.7 million and in-kind contributions provided by us of $7.5 million. Under the current agreement effective November 2020, the cumulative value of the additional task orders issued provides for payments to us of $6.5 million and in-kind contributions to be provided by us of $2.8 million.

In addition, we have entered into other contracts for engineering, design, and advanced manufacturing services with other commercial entities.

Prior Site Services Work

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth GDP and Paducah GDP. The Company and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed at the Portsmouth GDP and Paducah GDP. There is the potential to recognize additional income for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables.  Refer to Part I, Item 3, Legal Proceedings, for additional information.

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

Use of the cost-to-cost method requires the Company to make reasonably dependable estimates of costs at completion associated with the design, manufacture and delivery of products and services in order to calculate revenue. Significant judgment is used to estimate total revenue and costs at completion, particularly in the assumptions related to internal labor hours and third-party services for which a vendor invoice or quote is not yet available. As a significant change in one or more estimates could affect the profitability of the Company’s contracts, the Company reviews and updates its contract-related estimates regularly. Adjustments in estimated profits/losses are recognized under the cumulative catch-up method. Under this method, the impact of the adjustments is recognized in the period the adjustment is recognized. When estimates of total costs at completion for such an integrated, construction type contract exceed total estimates of revenue to be earned on a performance obligation related to complex equipment or related services, a provision for the remaining loss on the performance obligation is recognized in the period the loss is determined.

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

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The identifiable intangible assets relate to our order book and customer relationships. The order book intangible asset is amortized as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 8 ¾ years of scheduled amortization remaining. The aggregate net balance of identifiable intangible assets was $69.5 million as of December 31, 2020.

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

Components of retirement benefit expense/income other than service cost are presented in our consolidated statement of operations as Nonoperating Components of Net Periodic Benefit Expense (Income). These components consist primarily of the return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Results also reflect claims experience, changes in mortality and healthcare claim assumptions and changes in market interest rates. Service cost is recognized in Cost of Sales for the LEU segment and to Selling, General and Administrative expense.

Nonoperating components of net periodic benefit expense (income) netted to income of $1.6 million in 2020 and income of $4.3 million in 2019, including a net actuarial loss of $7.2 million in 2020 and a net actuarial gain of $4.0 million in 2019. In 2020, the net actuarial loss reflected a decline in market interest rates from approximately 3.3% to 2.5%, partially offset by favorable investment returns relative to the expected return assumption, changes in mortality and healthcare claim assumptions, and favorable claims experience. In 2019, the net actuarial gain reflected favorable investment returns relative to the expected return assumption, changes in mortality and healthcare claim assumptions, and favorable claims experience, partially offset by a decline in market interest rates from approximately 4.3% to 3.3%.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:
•The expected return on benefit plan assets is approximately 6.5% for 2021. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $3.1 million in 2021. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2021 would be $0 since the actual return on assets would effectively be reflected at December 31, 2021, under our mark-to-market accounting methodology.
•The present value of pension obligations is calculated by discounting long-term obligations using a market interest rate. This discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plan. Discount rates of approximately 2.5% were used as of December 31, 2020. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $40.7 million and postretirement health and life benefit obligations by $7.8 million, and the resulting changes in the valuations would decrease the service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $2.8 million and $0.5 million, respectively.
•The healthcare costs trend rates are 5.5% projected in 2021 reducing to a final trend rate of 5% by 2022. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants.

In December 2012, we invoiced DOE for $42.8 million, representing its share of pension and postretirement benefits costs related to the transition of Portsmouth site employees to DOE’s D&D contractor, as permitted by CAS and based on CAS calculation methodology. DOE has denied our claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. There is no assurance we will be successful in our appeal, and we have not recognized income or a receivable due to uncertainty regarding the amounts owed and the timing of collection. The parties are engaged in settlement discussions, and further action on the case is stayed pending the outcome of such discussions. On January 13, 2021, the Company and the DOE reached a tentative agreement to settle the litigation. The settlement is subject to the approval by the DOE, the U.S. Department of Justice, the Company’s Board of Directors, and the Court. If the settlement is ultimately approved by all parties, the DOE is expected to pay the Company $43.5 million (inclusive of any interest due). The Company can give no assurance whether or when the tentative settlement will receive the required approvals or whether the Company will ultimately recover some, all or none of the proposed settlement amount.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. As of December 31, 2020, the liability for unrecognized tax benefits, included in Other Long-Term Liabilities, was $0.8 million and accrued interest and penalties totaled less than $0.1 million.

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

Our inability to overcome the strong negative objective evidence of a cumulative loss in recent years with sufficient objective positive evidence of future taxable income to realize our deferred tax assets required us to record a valuation allowance. All available positive and negative evidence is analyzed quarterly to determine the amount of the valuation allowance. A full valuation allowance was first recorded in the fourth quarter of 2011 for the federal and state net deferred tax assets. In the second quarter of 2020, the valuation allowance on the state net deferred tax assets for the LEU segment was released due to a return to profitability that led to cumulative pre-tax income over a rolling three-year period for state income tax purposes. However, we continue to maintain a full valuation allowance against federal net deferred tax assets and state net deferred tax assets for the rest of our business due to cumulative three-year pre-tax losses and significant federal and state net operating losses. We will continue to evaluate future financial performance to determine whether such performance is both sustained and significant enough to provide sufficient evidence to support reversal of all or a portion of the federal and remaining state valuation allowance. Based upon current and forecasted pre-tax income, we believe it is reasonably possible that sufficient positive evidence may become available to allow us to conclude that some or a significant portion of the federal valuation allowance will no longer be needed within the next 12 months. The exact timing and amount of the valuation allowance release are dependent upon the actual level of profitability that is achieved as well as the analysis of other positive and negative evidence. As of December 31, 2020, the valuation allowance against the federal and state net deferred tax assets was $486.0 million. State net deferred tax assets, for which no valuation allowance is needed, of $1.9 million were recorded as a component of Other Long-Term Assets as of December 31, 2020.

Results of Operations

Segment Information

The following table presents elements of the accompanying consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Year Ended December 31,
	2020	2019	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$151.5	$123.7	$27.8	22%
Uranium revenue	39.0	45.7	(6.7)	(15)%
Total	190.5	169.4	21.1	12%
Cost of sales	92.7	118.6	25.9	22%
Gross profit	$97.8	$50.8	$47.0

Technical solutions segment
Revenue	$56.7	$40.3	$16.4	41%
Cost of sales	56.9	58.6	1.7	3%
Gross (loss)	$(0.2)	$(18.3)	$18.1

Total
Revenue	$247.2	$209.7	$37.5	18%
Cost of sales	149.6	177.2	27.6	16%
Gross profit	$97.6	$32.5	$65.1

Revenue

Revenue from the LEU segment increased $21.1 million (or 12%) in 2020 compared to 2019. SWU revenue increased $27.8 million (or 22%) in 2020 compared to 2019. SWU revenue in 2020 includes $32.6 million collected from a customer in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding. Excluding these proceeds, the average SWU price billed to customers increased 13%, reflecting the particular contracts under which SWU were sold during the periods. The volume of SWU sales decreased 15%. Uranium revenue decreased $6.7 million (or 15%) in 2020 compared to 2019. The volume of uranium sales decreased 23% and the average uranium price billed to customers increased 10%.

Revenue from the technical solutions segment increased $16.4 million (or 41%) in 2020 compared to 2019. The increase was primarily the result of work performed under the HALEU Contract. Revenue in 2020 included work performed under the UT-Battelle contract and revenue in 2019 included work performed under an agreement with DOE to decontaminate and decommission its K-1600 facility in Tennessee. The K-1600 contract was completed in October 2019 on time and budget.

Cost of Sales

Cost of sales for the LEU segment decreased $25.9 million (or 22%) in 2020 compared to 2019, reflecting the decreases in SWU and uranium sales volumes and a decrease in the average cost of sales per SWU. In 2020, the average cost of sales per SWU decreased 12%, primarily due to lower pricing under the TENEX Supply Contract. Cost of sales includes legacy costs related to former employees of the Portsmouth GDP and Paducah GDP of $3.7 million in 2020 and $4.1 million in 2019. Valuation adjustments for our uranium inventory to reflect declines in uranium market price indicators totaled $2.3 million in 2019 and there were no valuation adjustments in 2020. The average uranium unit cost of sales increased 15% in 2020 compared to 2019.

Cost of sales for the technical solutions segment decreased $1.7 million (or 3%) in 2020 compared to 2019, reflecting the mix of technical solutions work performed in each of the periods. In 2019, our share of remaining projected program costs under the HALEU Contract as of December 31, 2019, was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is adjusted over the remaining contract term based on actual results and remaining program cost projections. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit (Loss)

We recognized a gross profit of $97.6 million in 2020, an improvement of $65.1 million compared to the gross profit of $32.5 million in 2019.

The gross profit for the LEU segment was $97.8 million in 2020 compared to $50.8 million in 2019. The improvement for the LEU segment of $47.0 million was primarily due to the recovery on bankruptcy court claims of $32.6 million and the increase in the average SWU sales price, partially offset by the declines in SWU and uranium sales volumes.

For the technical solutions segment, we recognized a gross loss of $0.2 million in 2020 compared to a gross loss of $18.3 million in 2019. The gross loss for 2019 reflects the accrued contract loss of $18.3 million related to projected costs for the HALEU program.

Non-Segment Information

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Gross profit	$97.6	32.5	$65.1	(200)%
Advanced technology costs	2.8	14.6	11.8	81%
Selling, general and administrative	36.0	33.7	(2.3)	(7)%
Amortization of intangible assets	6.8	6.5	(0.3)	(5)%
Special charges (credits) for workforce reductions	0.6	(1.9)	(2.5)	132%
Other (income) expense, net	0.4	(0.7)	(1.1)	(157)%
Operating income (loss)	51.0	(19.7)	70.7	359%
Nonoperating components of net periodic benefit expense (income)	(1.6)	(4.3)	(2.7)	63%
Interest expense	0.1	3.0	2.9	97%
Investment income	(0.5)	(2.2)	(1.7)	(77)%
Income (loss) before income taxes	53.0	(16.2)	69.2	427%
Income tax expense (benefit)	(1.4)	0.3	1.7	-
Net income (loss)	54.4	(16.5)	70.9	430%
Preferred stock dividends - undeclared and cumulative	6.7	7.8	1.1	14%
Net income (loss) allocable to common stockholders	$47.7	$(24.3)	$72.0	296%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge and related expenses that are outside of our customer contracts in the technical solutions segment, including costs for work at the Piketon facility prior to the commencement of the HALEU work in June 2019 and to continue to advance our advanced technology. Costs declined $11.8 million (or 81%) in 2020 compared to 2019.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $2.3 million (or 7%) in 2020 compared to 2019. Incentive compensation expense increased $2.9 million, primarily related to a remeasurement of obligations under long-term incentive plans which are based on our stock price, which has increased over 500% in the past two years. Consulting costs related to capital financing evaluation, claim recoveries and international trade increased $1.5 million in 2020 compared to 2019 and other consulting costs decreased $1.2 million. Salary and benefit costs decreased $0.6 million, travel expenses decreased by $0.5 million, and other SG&A expenses increased by a net $0.2 million.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.3 million (or 5%) in 2020 compared to 2019. Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges (Credits) for Workforce Reductions

Special charges increased $2.5 million (or 132%) in 2020 compared to 2019. Special charges in 2020 consisted of estimated employee termination benefits of $0.6 million. Special charges in 2019 included a credit of $2.9 million for the reversal of accrued termination benefits for employees who were retained with the signing of the HALEU letter agreement in May 2019.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $1.6 million in 2020, compared to income of $4.3 million in 2019. Nonoperating components of net periodic benefit expense (income) consist primarily of the return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Results also reflect claims experience, changes in mortality and healthcare claim assumptions and changes in market interest rates.

In both 2020 and 2019, the net gains reflect favorable investment returns relative to the expected return assumption, changes in mortality and healthcare claim assumptions, and favorable claims experience, partially offset by declines in market interest rates. Gains were partially offset by declines in market interest rates, which increases the present value calculation for outstanding pension liabilities.

Interest Expense

Interest expense declined $2.9 million (or 97%) in 2020, compared to 2019, primarily as a result of the repayment of the Company’s outstanding 8% paid-in-kind (“PIK”) toggle notes (the “8% PIK Toggle Notes”) that matured on September 30, 2019.

Income Tax Expense (Benefit)

The income tax benefit was $1.4 million in 2020 and the income tax expense was $0.3 million in 2019. The income tax benefit in 2020 relates to the release of the state valuation allowance against state net deferred tax assets for the LEU segment of $2.0 million offset primarily by state income tax expense of $0.6 million. The state income tax expense in 2020 and 2019 primarily relates to an accrual for a current unrecognized tax benefit offset by the reversal of a previously accrued unrecognized tax benefit.

Net Income (Loss)

Net income was $54.4 million in 2020, compared to a net loss of $16.5 million in 2019. The favorable variance of $70.9 million was primarily a result of a $65.1 million favorable variance in gross profit, a $11.5 million decrease in advanced technology costs, and a $2.9 decrease in interest expense, partially offset by a $2.7 million unfavorable variance in nonoperating components of net periodic benefit expense (income), a $2.5 million unfavorable variance in special charges (credits) and a $2.3 million increase in selling, general and administrative expenses.

Preferred Stock Dividends - Undeclared and Cumulative

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference at origination. We did not meet the criteria for a dividend payment obligation for the years ended December 31, 2020 and 2019 and we have not declared, accrued or paid dividends on the Series B Preferred Stock since issuance on February 14, 2017. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part. Refer to Note 16, Stockholders’ Equity, of the consolidated financial statements.

Net Income per Share

The Company measures Net Income per Share both on a GAAP basis and adjusted to exclude deemed dividends allocable to retired preferred stock shares (“Adjusted Net Income per Share”). We believe Adjusted Net Income per Share, a non-GAAP financial measure, provides investors with additional understanding of the Company’s financial performance and period-to-period comparability.

On November 17, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Preferred Stock at a price per share of $954.59, less any applicable withholding taxes. (Refer below to Liquidity and Capital Resources for details.) The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. Since origination, the carrying value on the Balance Sheet was $43.80 per share based on values assigned in the originating securities exchange. The liquidation amount at origination was $1,000.00 per share.

The aggregate purchase price of approximately $60 million, less accrued but unpaid dividends attributable to the purchased and retired Series B preferred shares, is considered for purposes of Net Income per Share to be a deemed dividend to the extent it exceeds the carrying value on the Balance Sheet, or $41.9 million.

Below we present Net Income Per Share and Adjusted Net Income per Share. The non-GAAP financial measure is used in addition to and in conjunction with results presented in accordance with our GAAP results. The non-GAAP financial measure should be viewed in addition to, and not as a substitute for, or superior to, the financial measure calculated in accordance with GAAP. The non-GAAP financial measure used by the Company may be calculated differently from, and therefore may not be comparable to, non-GAAP financial measures used by other companies.

	Three Months Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Numerator (in millions):
Net income (loss)	$16.4	$(2.8)	$54.4	$(16.5)
Preferred stock dividends - undeclared and cumulative	0.8	1.9	6.7	7.8
Distributed earnings allocable to retired preferred shares	41.9	—	41.9	—
Net income (loss) allocable to common stockholders	$(26.3)	$(4.7)	$5.8	$(24.3)

Adjusted net income (loss), including distributed earnings allocable to retired preferred shares (Non-GAAP)	$15.6	$(4.7)	$47.7	$(24.3)

Denominator (in thousands) (a):
Average common shares outstanding - basic	10,322	9,583	9,825	9,566
Average common shares outstanding - diluted (b)	10,322	9,583	10,123	9,566

Net Income (Loss) per Share (in dollars):
Basic	$(2.55)	$(0.49)	$0.59	$(2.54)
Diluted	$(2.55)	$(0.49)	$0.57	$(2.54)

Adjusted Net Income (Loss) per Share (Non-GAAP) (in dollars):
Basic	$1.51	$(0.49)	$4.85	$(2.54)
Diluted	$1.46	$(0.49)	$4.71	$(2.54)
(a) For details related to average shares outstanding, refer to Note 15, Net Income (Loss) Per Share of the consolidated financial statements.
(b) For purposes of Adjusted Net Income (Loss) per Share for the three months ended December 31, 2020, average common shares outstanding - diluted is 10,659,000 shares. No dilutive effect is recognized in a period in which a net loss has occurred.

Liquidity and Capital Resources

We ended 2020 with a consolidated cash balance of $152.0 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $74.5 million of the $115 million. The Company has received aggregate cash payments of $55.8 million through December 31, 2020.

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, once fully implemented, is expected to result in the Company having the first NRC-licensed HALEU production facility in the United States and will have demonstrated the ability to enrich uranium to a 19.75% concentration of the U-235 isotope. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the U.S. Department of Energy’s Advanced Reactor Demonstration Program. HALEU may also be used in advanced nuclear fuels under development for the existing fleet of reactors. In addition to commercial demand, HALEU may be needed for microreactor designs that are now under development for the U.S. Department of Defense. Our HALEU Contract expires in 2022 and although we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

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

We have taken steps over the last several years to reduce the size and volatility of our defined benefit pension obligations, including making the option for pension-eligible employees to receive a lump sum payment upon termination of their employment. In the fourth quarter of 2020, the Company entered into an arrangement with an insurance company to transfer certain future benefit obligations and administrative costs for our primary qualified pension plan. In this transaction, we transferred approximately $30 million of pension plan assets to the insurance company in order to reduce our pension plan obligations by approximately $30 million. This transaction will save administrative costs associated with the Pension Benefit Guaranty Corporation and reduce the volatility of future pension obligations.

Capital expenditures of approximately $1 to $2 million are anticipated over the next 12 months.

The change in cash, cash equivalents and restricted cash from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Year Ended December 31,
	2020	2019
Cash provided by operating activities	$67.1	$11.3
Cash provided by (used in) investing activities	$(1.4)	0.6
Cash used in financing activities	(44.4)	(35.0)
Increase (decrease) in cash, cash equivalents and restricted cash	$21.3	$(23.1)

Operating Activities

During 2020, net cash provided by operating activities was $67.1 million. Net income of $54.4 million in 2020, net of non-cash expenses, was a significant source of cash. Income included $32.6 million on recovery of bankruptcy court claims. The net increase is also the result of a decrease in inventories of $25.8 million and a $13.2 million increase in payables under SWU purchase agreements. These increases were partially offset by a $32.7 million reduction in pension and postretirement benefit liabilities.

During 2019, net cash provided by operating activities was $11.3 million. Sources of cash included the $44.0 million increase in deferred revenue and advances from customers, net of deferred costs and the $29.3 million reduction in accounts receivable. The net reduction of $37.9 million in the SWU purchase payables balance, due to the timing of purchase deliveries, was a significant use of cash in 2019. Uses of cash also included the $19.5 million increase in pension and postretirement benefits and the net loss of $16.5 million.
Investing Activities

Investing activities in 2020 consisted of capital expenditures of $1.4 million. In 2019, sales of assets and property yielded net proceeds of $0.7 million. There were no significant capital expenditures in 2019.

Financing Activities

In 2020, net cash used in financing activities included the purchase of preferred stock for $61.6 million, including transaction costs, pursuant to a tender offer and net proceeds received of $23.1 million from the issuance of common stock pursuant to a Registration Statement on Form S-3. In 2019, net cash used for financing included the repayment of $27.5 million of principal due on maturity of the 8% PIK Toggle Notes. In both 2020 and 2019, payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 9, Debt, of the consolidated financial statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	December 31,
	2020	2019
Cash and cash equivalents	$152.0	$130.7
Accounts receivable	29.6	21.1
Inventories, net	59.9	58.9
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(131.3)	(122.2)
Other current assets and liabilities, net	(64.1)	(49.6)
Working capital	$40.0	$32.8

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

The Company continues to look at opportunities to improve its capital structure and to enhance shareholder value. As a result, on September 1, 2020, the Company completed the sale of 2,537,500 shares of the Company’s Class A Common Stock pursuant to the Registration Statement on Form S-3 that became effective on August 5, 2020, as supplemented by the prospectus supplement filed with the SEC on August 21, 2020. The price to the public in the offering was $10.00 per share. The aggregate gross proceeds from the offering were approximately $25.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $2.3 million. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock.

On November 17, 2020, pursuant to a tender offer announced on October 19, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Preferred Stock at a price per share of $954.59, less any applicable withholding taxes, for an aggregate purchase price of approximately $60 million. The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. These shares represented approximately 60% of the Company's outstanding Series B Preferred Shares as of September 30, 2020. The remaining Series B Preferred shares outstanding after the transaction was 41,720 shares.

Refer to Note 21, Subsequent Events, of the consolidated financial statements for information related to an exchange in February 2021 of Series B Preferred Stock shares for Class A Common Stock shares and a warrant for the holder to acquire additional shares of Class A Common Stock.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference at origination. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent dividends are declared by the Board of Directors and certain criteria are met. We have not met these criteria for the periods from issuance through December 31, 2020, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of December 31, 2020. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 16, Stockholders’ Equity, of the consolidated financial statements.

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

Commitments under Long-Term SWU Purchase Agreements

The Company purchases SWU contained in LEU from Russia supplied to us under a long-term agreement, as amended, signed in 2011 with TENEX. Under a 2018 agreement, the Company will purchase SWU contained in LEU from Orano with deliveries starting as early as 2021. Refer to Note 17, Commitments and Contingencies, of the consolidated financial statements for additional information.

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by us using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. There is currently no commercial enrichment facility producing LEU using DOE centrifuge technology. We are continuing to advance our U.S. centrifuge technology that has evolved from DOE inventions at specialized facilities in Oak Ridge, Tennessee, and Piketon, Ohio, with a view to deploying a commercial enrichment facility over the long term once market conditions recover.

Off-Balance Sheet Arrangements

Other than outstanding surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at December 31, 2020 or December 31, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Centrus maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Centrus in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

As of December 31, 2020, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, Governance Information and Board and Committee Membership in the Company’s Proxy Statement for the 2021 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2020 (the “2021 Proxy Statement”), is incorporated herein by reference.

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

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Executive Compensation and Compensation of Directors in the 2021 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2021 Proxy Statement is incorporated herein by reference.

Information concerning the common stock that may be issued under the 2014 Equity Incentive Plan (as amended and restated in May 2017) appearing under the caption Equity Compensation Plan Information in the 2021 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2021 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2021 Proxy Statement is incorporated herein by reference.

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

1.1
Centrus Energy Corp. Underwriting Agreement 2,350,000 Shares of Class A Common Stock dated August 21, 2020, by and between the Company and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 25, 2020).

1.2
Centrus Energy Corp. Common Stock (par value $0.10 per share) At Market Issuance Sales Agreement dated December 31, 2020, by and among the Company, B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 31, 2020).

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

3.5	Certificate of Retirement of 62,854 Series B Senior Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2020).

3.6
Form of Certificate of Retirement of 3,873 Series B Senior Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021).

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

4.14
Third Amendment to the Section 382 Rights Agreement, dated as of April 13, 2020, by and among the Company, Computershare Trust Company N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2020).

4.15
Form of Warrant to Purchase Common Stock by and between the Company and Kulayba LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021).

4.16	Description of the Securities of the Company. (a)

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

10.28
Employment Agreement, dated March 6, 2015, by and between Centrus Energy Corp. and Daniel B. Poneman (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015). (b)

10.29
Amended Employment Agreement, dated November 28, 2018, by and between Centrus Energy Corp. and Daniel B. Poneman (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020). (b)

10.30	2016 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2016) (b)

10.31	2015 Executive Incentive Plan (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 7, 2015). (b)

10.32	Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

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

10.51
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

10.52
Letter Agreement dated May 31, 2019 between Centrus Energy Corp. and the U.S. Department of Energy (certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 12, 2019).

10.53
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

10.55
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

10.58
Agreement, dated October 31, 2019, by and between American Centrifuge Operating, LLC and the United States Department of Energy (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020).

10.59	2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020). (b)

10.60
Consulting Agreement dated January 2, 2020 between the Company and Stephen S. Greene (certain personally identifiable information has been omitted) (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020). (b)

10.61
Voting and Nomination Agreement, dated April 13, 2020, by and between the Company and the MB Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2020).

10.62
First Amendment, dated June 5, 2020, to the Purchase and Sale Agreement, dated April 27, 2018, between Orano Cycle and United States Enrichment Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020).

10.63
Letter Agreement, dated June 9, 2020, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020).

10.64
Stipulation Among the Plan Administrator, Energy Harbor Nuclear Generation LLC, Energy Harbor Nuclear Corp., and USEC dated May 21, 2020 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 26, 2020).

10.65
Consulting Agreement dated November 1, 2020 between the Company and Elmer Dyke (certain personally identifiable information has been omitted) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed with the SEC on November 13, 2020). (b)

10.66
First Amendment to the Voting and Nomination Agreement dated February 2, 2021, by and among the Company, Morris Bawabeh, Kulayba LLC, and M&D Bawabeh Foundation, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021).

10.67
Exchange Agreement dated February 2, 2021, by and between the Company and Kulayba LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021).

21	Subsidiaries of Centrus Energy Corp. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed in interactive data file (XBRL) format. (a)
(a)Filed herewith.
(b)Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

March 22, 2021	/s/ Daniel B. Poneman
Daniel B. Poneman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2021:

Signature	Title

/s/ Daniel B. Poneman	President and Chief Executive Officer (Principal Executive Officer) and Director
Daniel B. Poneman

/s/ Philip O. Strawbridge	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial Officer)
Philip O. Strawbridge

/s/ John C. Dorrian	Controller and Chief Accounting Officer (Principal Accounting Officer)
John C. Dorrian

/s/ Mikel H. Williams	Chairman of the Board and Director
Mikel H. Williams

/s/ Michael Diament	Director
Michael Diament

/s/ Tetsuo Iguchi	Director
Tetsuo Iguchi

/s/ W. Thomas Jagodinski	Director
W. Thomas Jagodinski

/s/ Patricia J. Jamieson	Director
Patricia J. Jamieson

/s/ Tina W. Jonas	Director
Tina W. Jonas

/s/ William J. Madia	Director
William J. Madia

/s/ Neil S. Subin	Director
Neil S. Subin

CENTRUS ENERGY CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centrus Energy Corp.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Centrus Energy Corp. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ deficit, and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition using the Cost-to-Cost Method – HALEU Contract
As described in Notes 1, 2, and 19 to the consolidated financial statements, a significant portion of the Company’s total technical solutions segment revenue of $56.7 million for the year ended December 31, 2020 was generated from the Company’s three-year cost-share contract with the U.S. Department of Energy (the “HALEU Contract”) to deploy a cascade of centrifuges to demonstrate production of high-assay, low-enriched uranium (“HALEU”) for advanced reactors. Costs under the HALEU Contract include program costs, including internal labor, third-party services and materials and associated indirect costs, and an allocation of corporate costs supporting the program. Management uses the cost-to-cost method of progress for performance obligations to deliver products with continual transfer of control to the customer, because it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Use of the cost-to-cost method requires the Company to make reasonably dependable estimates of costs at completion associated with the design, manufacture and delivery of products and services in order to calculate revenue. When estimates of total costs at completion for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded in the period the loss is determined. Significant judgment is used to estimate total revenue and the costs at completion, particularly in the assumptions related to internal labor hours and third-party services for which a vendor invoice or quote is not yet available.
The principal considerations for our determination that performing procedures relating to revenue recognition using the cost-to-cost method for the HALEU Contract is a critical audit matter are (i) the significant judgment by management when determining the estimate of the costs at completion, which is used to determine revenue and the provision for the remaining loss on the contract; and (ii) the significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the estimates of internal labor hours and third-party services for which a vendor invoice or quote is not yet available.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for determining the estimate of costs at completion, which is used to determine revenue and the provision for the remaining loss on the contract; (ii) evaluating the reasonableness of the significant assumptions used by management related to the estimates of internal labor hours and third-party services for which a vendor invoice or quote is not yet available, by performing a combination of a retrospective review of prior period forecasts, extrapolating actual amounts incurred to date, obtaining an understanding of the progress achieved towards key milestones, and comparing estimates to historical costs incurred in similar contracts; (iii) evaluating the total estimated costs at completion by agreeing internal labor rates to payroll records, recalculating the total internal labor cost, agreeing third-party services and materials to vendor quotes, if available, and performing a recalculation of indirect costs that are permitted to be billed in connection with the HALEU Contract; and (iv) testing the completeness and accuracy of actual costs incurred to date.

/s/ PricewaterhouseCoopers LLP

Baltimore, Maryland
March 22, 2021

We have served as the Company's auditor since 2002.

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$152.0	$130.7
Accounts receivable	29.6	21.1
Inventories	64.8	64.5
Deferred costs associated with deferred revenue	151.9	144.1
Other current assets	7.8	9.2
Total current assets	406.1	369.6
Property, plant and equipment, net	4.9	3.7
Deposits for financial assurance	5.7	5.7
Intangible assets, net	62.8	69.5
Other long-term assets	6.8	7.4
Total assets	$486.3	$455.9

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$50.6	$50.7
Payables under SWU purchase agreements	21.3	8.1
Inventories owed to customers and suppliers	4.9	5.6
Deferred revenue and advances from customers	283.2	266.3
Current debt	6.1	6.1
Total current liabilities	366.1	336.8
Long-term debt	108.0	114.1
Postretirement health and life benefit obligations	130.8	138.6
Pension benefit liabilities	124.4	141.8
Advances from customers	45.2	29.4
Other long-term liabilities	32.4	32.1
Total liabilities	806.9	792.8
Commitments and contingencies (Note 17)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 41,720 and 104,574 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $53.9 as of December 31, 2020 and $127.2 as of December 31, 2019	0.1	4.6
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 11,390,189 and 8,347,427 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	1.1	0.8
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 and 1,117,462 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	0.1	0.1
Excess of capital over par value	85.0	61.5
Accumulated deficit	(407.7)	(405.0)
Accumulated other comprehensive income, net of tax	0.8	1.1
Total stockholders’ deficit	(320.6)	(336.9)
Total liabilities and stockholders’ deficit	$486.3	$455.9

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in millions, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue:
Separative work units	$151.5	$123.7
Uranium	39.0	45.7
Technical solutions	56.7	40.3
Total revenue	247.2	209.7
Cost of Sales:
Separative work units and uranium	92.7	118.6
Technical solutions	56.9	58.6
Total cost of sales	149.6	177.2
Gross profit	97.6	32.5
Advanced technology costs	2.8	14.6
Selling, general and administrative	36.0	33.7
Amortization of intangible assets	6.8	6.5
Special charges (credits) for workforce reductions	0.6	(1.9)
Other (income) expense, net	0.4	(0.7)
Operating income (loss)	51.0	(19.7)
Nonoperating components of net periodic benefit expense (income)	(1.6)	(4.3)
Interest expense	0.1	3.0
Investment income	(0.5)	(2.2)
Income (loss) before income taxes	53.0	(16.2)
Income tax expense (benefit)	(1.4)	0.3
Net income (loss) and comprehensive income (loss)	54.4	(16.5)
Preferred stock dividends - undeclared and cumulative	6.7	7.8
Distributed earnings allocable to retired preferred shares	41.9	—
Net income (loss) allocable to common stockholders	$5.8	$(24.3)

Net income (loss) per common share:
Basic	$0.59	$(2.54)
Diluted	$0.57	$(2.54)
Average number of common shares outstanding (in thousands):
Basic	9,825	9,566
Diluted	10,123	9,566

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019
OPERATING
Net income (loss)	$54.4	$(16.5)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	7.3	7.0
Accrued loss on long-term contract	(10.6)	18.3
Immediate recognition of retirement benefit plans (gains) losses, net	7.2	(4.0)
PIK interest on paid-in-kind toggle notes	—	1.1
Gain on sales of assets	—	(0.7)
Inventory valuation adjustments	—	2.3
Changes in operating assets and liabilities:
Accounts receivable	(8.6)	29.3
Inventories, net	25.8	0.1
Payables under SWU purchase agreements	13.2	(37.9)
Deferred revenue and advances from customers, net of deferred costs	9.7	44.0
Accounts payable and other liabilities	1.5	(12.3)
Pension and postretirement liabilities	(32.7)	(19.5)
Other, net	(0.1)	0.1
Cash provided by operating activities	67.1	11.3

INVESTING
Capital expenditures	(1.4)	(0.1)
Proceeds from sales of assets	—	0.7
Cash provided by (used in) investing activities	(1.4)	0.6

FINANCING
Proceeds from the sale of common stock, net	23.1	—
Redemption of preferred stock, net	(61.6)	—
Payment of interest classified as debt	(6.1)	(6.1)
Exercise of stock options	0.3	—
Principal payments on debt	—	(27.5)
Payments for deferred issuance costs	(0.1)	(1.4)
Cash used in financing activities	(44.4)	(35.0)

Increase (decrease) in cash, cash equivalents and restricted cash	21.3	(23.1)
Cash, cash equivalents and restricted cash, beginning of period (Note 4)	136.6	159.7
Cash, cash equivalents and restricted cash, end of period (Note 4)	$157.9	$136.6

Supplemental cash flow information:
Interest paid in cash	$—	$1.5
Non-cash activities:
Property, plant and equipment included in accounts payable and accrued liabilities	0.3	—
Deferred equity issuance costs included in accounts payable and accrued liabilities	0.2	0.8
Disposal of right to use lease assets for early termination	0.2	0.4
Conversion of interest payable-in-kind to debt	—	0.7
Right to use lease assets acquired under operating leases	—	5.2
The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2018	$4.6	$0.8	$0.1	$61.2	$(388.5)	$(0.1)	$(321.9)

Net loss	—	—	—	—	(16.5)	—	(16.5)
Other comprehensive income, net of tax expense	—	—	—	—	—	1.2	1.2
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	—	0.3
Balance at December 31, 2019	$4.6	$0.8	$0.1	$61.5	$(405.0)	$1.1	$(336.9)

Net income	—	—	—	—	54.4	—	54.4
Issuance of common stock	—	0.3	—	22.8	—	—	23.1
Purchase under tender offer	(4.5)	—	—	—	(57.1)	—	(61.6)
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.3)	(0.3)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.7	—	—	0.7
Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)

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

Pursuant to accounting standards, Centrus’ 8.25% notes (the “8.25% Notes”) are recorded at face value and the fair value is disclosed. The estimated fair value of the 8.25% Notes is based on recent trading prices and bid/ask quotes as of or near the balance sheet date. Debt issuance costs are deferred and amortized over the life of the instrument.

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

Revenue

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Revenue for product and service sales is recognized when or as the Company transfers control of the promised products or services to the customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods or services to the customer. The transaction price will include estimates of variable consideration until it is probable that a significant reversal of revenue recognized will not occur.

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

Use of the cost-to-cost method requires the Company to make reasonably dependable estimates of costs at completion associated with the design, manufacture and delivery of products and services in order to calculate revenue. Significant judgment is used to estimate total revenue and costs at completion, particularly in the assumptions related to internal labor hours and third-party services for which a vendor invoice or quote is not yet available. As a significant change in one or more estimates could affect the profitability of the Company’s contracts, the Company reviews and updates its contract-related estimates regularly. Adjustments in estimated profits/losses are recognized under the cumulative catch-up method. Under this method, the impact of the adjustments is recognized in the period the adjustment is recognized. When estimates of total costs at completion for such an integrated, construction type contract exceed total estimates of revenue to be earned on a performance obligation related to complex equipment or related services, a provision for the remaining loss on the performance obligation is recognized in the period the loss is determined.

The Company has applied the practical expedient in paragraph ASC 606-10-50-14 and does not disclose the value of remaining performance obligations under service contracts having original expected terms of one year or less.

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

Advanced Technology Costs

American Centrifuge and related expenses that are outside of our customer contracts are included in Advanced Technology Costs.

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

Stock-Based Compensation

Centrus has a stock-based compensation plan which authorizes the issuance of common stock to the Company’s employees, officers, directors and other individuals providing services to the Company or its affiliates pursuant to options, notional stock units, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock based awards.

Stock-based compensation cost for options and stock-settled awards are measured at the grant date based on the fair value of the award. The cost is recognized over the requisite service period on a straight-line basis over the vesting period.

Stock-based compensation cost for awards likely to be settled with cash payments are recognized over the requisite service period and accrued as a liability and re-measured each reporting period based on the trading price of the Company’s common stock.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region, including foreign countries representing 10% or more of revenue, based on the billing addresses of customers (in millions):

	Year Ended December 31,
	2020	2019
United States	$115.0	$112.1
Foreign:
Belgium	35.8	21.5
Japan	23.4	23.4
Other	16.3	12.4
Total foreign	75.5	57.3
Revenue - SWU and uranium	$190.5	$169.4

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

SWU revenue in 2020 includes $32.6 million collected from a customer in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding. Refer to Note 17, Commitments and Contingencies - Legal Matters, for details.

Accounts Receivable

	December 31,
	2020	2019
	($ millions)
Accounts receivable:
Billed	$23.0	$13.2
Unbilled *	6.6	7.9
Accounts receivable	$29.6	$21.1

* Billings under certain contracts in the technical services segment are invoiced based on approved provisional billing rates. Unbilled revenue represents difference between actual costs incurred and invoiced amounts. The Company expects to invoice and collect the unbilled amounts after actual rates are submitted to the customer and approved. Unbilled revenue also includes unconditional rights to payment that are not yet billable under applicable contracts pending the compilation of supporting documentation.

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	December 31,
	2020	2019	Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$7.0	$10.0	$(3.0)
Noncurrent - Other long-term liabilities	$0.7	$8.3	$(7.6)
Deferred revenue - current	$281.7	$243.0	$38.7
Advances from customers - current	$1.5	$23.3	$(21.8)
Advances from customers - noncurrent	$45.2	$29.4	$15.8

Deferred sales totaled $38.7 million and $49.2 million in the years ended December 31, 2020, and 2019, respectively. Previously deferred sales recognized in revenue totaled $0 and $10.7 million in the years ended December 31, 2020, and 2019, respectively.

LEU Segment

The SWU component of LEU is typically bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU segment (“order book”) extends to 2030. As of December 31, 2020, the order book was approximately $960 million. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $328 million of Deferred Revenue and Advances from Customers. Refer to Contract Liabilities table above. As of December 31, 2019, the order book was approximately $1.0 billion.

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

Under the terms of certain contracts with customers in the LEU segment, the Company will accept payment for SWU in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable. In both 2019 and 2020, SWU revenue of $23.4 million was recognized under such contracts based on the fair market value of uranium acquired in exchange for SWU delivered. Uranium received from customers as advance payments for the future sales of SWU totaled $44.4 million as of December 31, 2020. The advance payments are included in either Advances from Customers, Current or Advances from Customers, Noncurrent, based on the anticipated SWU sales period.

In 2020, the Company borrowed SWU inventory valued at $11.2 million from a customer and recorded the SWU and the related liability using an average purchase price over the borrowing period. The cumulative liability to the customer of $20.7 million for borrowed inventory is included in Other Long-Term Liabilities.

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

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Costs under the HALEU Contract include program costs, including internal labor, third-party services and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation. When estimates of total costs at completion for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. As of December 31, 2019, the portion of the Company’s anticipated cost share under the HALEU Contract representing the Company’s share of remaining projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million, The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of December 31, 2020, the accrued contract loss balance was $7.7 million, consisting of $7.0 million included in Accounts Payable and Accrued Liabilities and $0.7 million included in Other Long-Term Liabilities. Cost of sales in the year ended December 31, 2020 benefited by $10.6 million for previously accrued contract losses attributable to work performed in 2020.

The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $87.4 million of the $115 million. The Company received cash payments of $55.8 million through December 31, 2020. Of the $115 million of anticipated revenue over the three-year contract term, approximately $4.9 million is anticipated to be recognized as revenue in 2022 (beyond twelve months from the fiscal year ended December 31, 2020).

3. SPECIAL CHARGES

Special charges for workforce reductions totaled $0.6 million in 2020. Special charges (credits) in 2019 included income of $2.9 million for the reversal of accrued termination benefits for employees who were retained for the HALEU program. A summary of termination benefit activity and the accrued liability follows (in millions):

	Liability December 31, 2019	Year Ended December 31, 2020		Liability December 31, 2020
		Charges (Credits) for Termination Benefits	Paid
Workforce reductions:
Corporate functions	$1.2	$0.6	$(1.8)	$—
Piketon facility	0.2	—	(0.2)	—
Total	$1.4	$0.6	$(2.0)	$—

4. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the consolidated balance sheet to amounts on the consolidated statement of cash flows (in millions):

	December 31,
	2020	2019
Cash and cash equivalents	$152.0	$130.7
Deposits for financial assurance - current	0.2	0.2
Deposits for financial assurance - noncurrent	5.7	5.7
Total cash, cash equivalents and restricted cash	$157.9	$136.6

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	December 31, 2020		December 31, 2019
	Current	Long-Term	Current	Long-Term
Workers compensation	—	5.4	—	5.4
Other	0.2	0.3	0.2	0.3
Total deposits for financial assurance	$0.2	$5.7	$0.2	$5.7

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

5. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	December 31, 2020			December 31, 2019
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$17.0	$4.6	$12.4	$7.8	$—	$7.8
Uranium	47.8	0.3	47.5	56.7	5.6	51.1
Total	$64.8	$4.9	$59.9	$64.5	$5.6	$58.9

(a)Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. Valuation adjustments for uranium inventory to reflect declines in uranium market price indicators totaled $2.3 million in 2019. There were no valuation adjustments in 2020.

In March 2019, the Company completed a purchase of SWU and uranium from Nuclear Fuel Industries, Ltd. (“NFI”) for $7.1 million pursuant to an August 2018 agreement between Enrichment Corp. and NFI. Toshiba America Nuclear Energy Corporation (“TANE”) holds 718,200 shares of the Company’s Class B common stock and certain of the 8.25% Notes. Each of NFI and TANE are wholly-owned, indirect subsidiaries of Toshiba Corporation.

6. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2019	Additions / (Depreciation)	December 31, 2020
Land	$1.2	$—	$1.2
Buildings and leasehold improvements	2.5	1.4	3.9
Machinery and equipment	1.1	0.3	1.4
Other	1.1	—	1.1
Property, plant and equipment, gross	5.9	1.7	7.6
Accumulated depreciation	(2.2)	(0.5)	(2.7)
Property, plant and equipment, net	$3.7	$1.2	$4.9

Depreciation expense was $0.5 million in 2020 and $0.6 million in 2019.

The Company did not sell any property in 2020. The Company sold fully-depreciated property for $0.7 million in 2019. Cash proceeds received totaled $0.7 million in 2019.

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

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$32.0	$22.6	$54.6	$29.9	$24.7
Customer relationships	68.9	28.7	40.2	68.9	24.1	44.8
Total	$123.5	$60.7	$62.8	$123.5	$54.0	$69.5

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2021	$8.0
2022	9.6
2023	7.5
2024	9.4
2025	5.8
Thereafter	22.5
Total	$62.8

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Components of accounts payable and accrued liabilities follow (in millions):

	December 31,
	2020	2019

Trade payables	$4.9	$7.0
Compensation and employee benefits	22.2	13.1
Postretirement health and life benefit obligations - current	11.6	14.2
Accrued HALEU Contract loss - current	7.0	10.0
Operating lease liability	2.4	2.5
Severance	—	1.4
Other accrued liabilities	2.5	2.5
Total accounts payable and accrued liabilities	$50.6	$50.7

9. DEBT

A summary of debt follows (in millions):

		December 31, 2020		December 31, 2019
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	33.7	6.1	39.8
Total		$6.1	$108.0	$6.1	$114.1

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As shown in the table above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of December 31, 2020, and December 31, 2019, $6.1 million of interest is recorded as current and classified as Current Debt in the consolidated balance sheet.
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

The 8.25% Notes are subordinated in right of payment to certain indebtedness and obligations of the Company, as described in the indenture governing the 8.25% Notes (the “Issuer Senior Debt”), including (i) any indebtedness of the Company (inclusive of any indebtedness of Enrichment Corp.) under a future credit facility up to $50 million with a maximum net borrowing of $40 million after taking into account any minimum cash balance (unless a higher amount is approved with the consent of the holders of a majority of the aggregate principal amount of the 8.25% Notes then outstanding), (ii) any revolving credit facility to finance inventory purchases and related working capital needs, and (iii) any indebtedness of the Company to Enrichment Corp. under the secured intercompany notes.

The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all of the assets of, Enrichment Corp. The Enrichment Corp. guarantee is a secured obligation and ranks equally in right of payment with all existing and future unsubordinated indebtedness of Enrichment Corp. (other than Designated Senior Claims (as defined below) and Limited Secured Acquisition Debt) and senior in right of payment to all existing and future subordinated indebtedness of Enrichment Corp. and Limited Secured Acquisition Debt. The Enrichment Corp. guarantee is subordinated in right of payment to certain obligations of, and claims against, Enrichment Corp. described in the indenture governing the 8.25% Notes (collectively, the “Designated Senior Claims”), including obligations and claims:
•under a future credit facility up to $50 million with a maximum net borrowing of $40 million after taking into account any minimum cash balance;
•under any revolving credit facility to finance inventory purchases and related working capital needs;
•held by or for the benefit of the Pension Benefit Guaranty Corporation (“PBGC”) pursuant to any settlement (including any required funding of pension plans); and

•under surety bonds or similar obligations held by or on behalf of the U.S. government pursuant to regulatory requirements.

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

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets exclude lease incentives. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term. The weighted-average remaining lease term was 3.2 years at December 31, 2020, with maturity dates ranging from July 2021 to September 2027, and the weighted-average discount rate was 12.2%. Lease expense amounted to $2.6 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively. Lease expense primarily related to operating leases and for the years ended December 31, 2020 and 2019 includes a $0.3 million and $0.5 million credit, respectively, from DOE for true-up of prior years’ lease expense. Other amounts related to short-term lease expense were insignificant. Operating lease expense is included in Cost of Sales, Selling, General and Administrative Expenses and Advance Technology Costs on the Statement of Operations. Cash paid for amounts included in operating cash flows for operating leases was $3.2 million for the year ended December 31, 2020.

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

Operating Lease Assets and Liabilities

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in millions).

	December 31, 2020	Classification on the Balance Sheet
Lease assets	$4.6	Other long-term assets
Lease liabilities:
Current	2.4	Accounts payable and accrued liabilities
Noncurrent	4.3	Other long-term liabilities
Total lease liabilities	$6.7

Maturity of Operating Lease Liabilities

The table below reconciles undiscounted payments for operating leases with terms greater than 12 months to the operating lease liabilities recorded on the balance sheet (in millions).

2021	$3.2
2022	1.8
2023	1.0
2024	1.0
2025	1.0
Thereafter	1.8
Total lease payments	9.8
Less imputed interest	3.1
Present value of lease payments	$6.7

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
•Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	December 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$152.0	$—	$—	$152.0	$130.7	$—	$—	$130.7
Deferred compensation asset (a)	2.4	—	—	2.4	1.8	—	—	1.8

Liabilities:
Deferred compensation obligation (a)	$2.3	$—	$—	$2.3	$1.8	$—	$—	$1.8

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

Other Financial Instruments

As of December 31, 2020 and 2019, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	December 31, 2020			December 31, 2019
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$114.1	(b)	$68.6	$120.2	(b)	$61.5
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

12. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 4,600 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 2,600 employees and retirees covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to non-qualified supplemental pension plans, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008, who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or postretirement health and life benefit plans.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow:

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
($ millions)	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Changes in Benefit Obligations:
Obligations at beginning of period	$763.5	$733.8	$152.8	$151.6
Actuarial (gains) losses, net	56.7	59.8	(1.6)	9.1
Service costs	3.5	3.3	—	—
Interest costs	24.3	30.3	4.8	6.0
Benefits paid from Plan assets	(56.3)	(59.1)	(13.6)	(13.9)
Benefits paid from Company assets	(0.5)	—	—	—
Plan amendments	—	(1.3)	—	—
Settlements	(30.4)	—	—	—
Administrative expenses paid	(2.9)	(3.3)	—	—
Obligations at end of period	757.9	763.5	142.4	152.8
Changes in Plan Assets:
Fair value of plan assets at beginning of period	621.2	563.5	—	—
Actual return on plan assets	85.4	109.3	—	—
Company contributions	16.6	10.8	13.6	13.9
Benefits paid	(56.8)	(59.1)	(13.6)	(13.9)
Settlements	(30.4)	—	—	—
Administrative expenses paid	(2.9)	(3.3)	—	—
Fair value of plan assets at end of period	633.1	621.2	—	—
Unfunded status at end of period	$(124.8)	$(142.3)	$(142.4)	$(152.8)

Amounts recognized in assets and liabilities:
Current liabilities	$(0.4)	$(0.5)	(11.6)	(14.2)
Noncurrent liabilities	(124.4)	(141.8)	(130.8)	(138.6)
	$(124.8)	$(142.3)	$(142.4)	$(152.8)
Amounts in accumulated other comprehensive income (loss), pre-tax:
Prior service cost (credit)	$(1.1)	$(1.3)	$(2.1)	$(2.3)

Discount rate used to determine benefit obligations at end of period:	2.5%	3.3%	2.5%	3.3%

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

Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. These actuarial gains and losses are recognized in the statement of operations in the fourth quarter. In addition, an interim remeasurement and recognition of gains or losses may be required for a plan during the year when lump sum payments exceed, or are expected to exceed, the sum of the service cost and interest cost components of the annual net periodic benefit cost for that plan for the current year. There were no interim remeasurements in 2020 and 2019.

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

As part of the Company’s continued effort to reduce the size and volatility of its pension obligations and administrative costs, the Company transferred approximately $30.4 million of pension plan assets and approximately $30.4 million of related benefit obligations to an insurance company through the purchase of a group annuity contract in the fourth quarter of 2020.

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. Effective August 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $757.9 million and $763.5 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, none of Centrus’ plans had fair value of plan assets in excess of accumulated benefit obligations.

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

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
(in millions)	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Net Periodic Benefit (Credits) Costs
Service costs	$3.5	$3.3	$—	$—
Interest costs	24.3	30.3	4.8	6.0
Expected return on plan assets	(37.5)	(36.4)	—	—
Amortization of prior service costs (credits), net	(0.2)	—	(0.1)	(0.1)
Actuarial (gains) losses, net	8.9	(13.1)	(1.7)	9.1
Net periodic benefit (credits) costs	$(1.0)	$(15.9)	$3.0	$15.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Amortization of prior service (costs) credits, net	$—	$—	$(2.1)	$0.1
Prior service cost/(credit)	(1.1)	(1.3)	—	—
Total recognized in other comprehensive income (loss), pre-tax	$(1.1)	$(1.3)	$(2.1)	$0.1
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$(2.1)	$(17.2)	$(0.9)	$15.1

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

The defined benefits pension plans were amended in March 2019 making permanent the option for pension-eligible employees to receive a lump sum payment upon termination, regardless of benefit size, which decreased plan obligations by $1.3 million. The effect of these plan changes has been added to accumulated other comprehensive income (loss) as an unrecognized prior service cost to be amortized over the average future service of active employees starting in 2020.

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

Assumptions Used to Determine Net Periodic Benefit Costs

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Discount rate	2.5%	3.3%	2.5%	3.3%
Expected return on plan assets	6.4%	6.8%	—	—

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2020	2019
Healthcare cost trend rate for the following year	5.5%	6.0%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2022	2022

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

The allocation of plan assets between equity and debt securities and the target allocation range by asset category for the defined benefit pension plans follows:

	December 31,
	2020	2019	2021 Target
Equity securities	52%	48%	55	-	60%
Debt securities	42%	49%	35	-	60%
Cash	6%	3%	0	-	5%
	100%	100%

Prefunding for the postretirement health and life benefit plans was discontinued in 2012 and the remaining assets were expended in early 2018. Benefit costs of the postretirement health and life benefit plans are funded as costs are incurred.

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2020 and 2019, categorized by the fair value hierarchy levels described in Note 11, Fair Value Measurements:

	Defined Benefit Pension Plans
(in millions)	Level 1		Level 2		Level 3		Total
	2020	2019	2020	2019	2020	2019	2020	2019
U.S. government securities	$—	$—	$16.4	$32.7	$—	$—	$16.4	$32.7
Corporate debt	—	—	104.2	121.1	—	—	104.2	121.1
Municipal bonds and non-U.S. government securities	—	—	2.1	2.1	—	—	2.1	2.1
Mortgage and asset backed securities	—	—	6.4	11.0	—	—	6.4	11.0
Fair value of investments by hierarchy level	$—	$—	$129.1	$166.9	$—	$—	$129.1	$166.9
Investments measured at NAV (a)							504.4	453.5
Accrued interest receivable							1.3	1.8
Unsettled transactions							(1.8)	(1.0)
Plan assets							$633.0	$621.2

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

Benefit Plan Cash Flows

The Company expects to contribute $11.0 million to the qualified defined benefit pension plans, $0.4 million to the non-qualified defined benefit pension plans and $11.6 million to the postretirement health and life benefit plans in 2021. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”).

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans
2021	$53.8	$11.6
2022	52.1	11.1
2023	50.9	10.6
2024	49.3	10.0
2025	47.9	9.4
2026 to 2030	223.3	38.8

Other Plans

The Company sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $1.6 million in 2020 and $1.7 million in 2019.

Under the Executive Deferred Compensation Plan, qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone due to annual compensation limitations of the Internal Revenue Code of 1986, as amended (the “Code”) are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan. The Company matching contributions amounted to less than $0.1 million in 2020 and 2019.

13. STOCK-BASED COMPENSATION

The Company’s 2014 Equity Incentive Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights and other stock-based awards, as well as cash-based awards to employees, officers, directors and other individuals providing services to the Company or its affiliates. The plan authorizes the issuance of up to 1,200,000 shares of Class A Common Stock. As of December 31, 2020, there were 374,478 shares available for future awards, including approximately 120,000 shares associated with awards that were terminated or cancelled without being exercised.

A summary of stock-based compensation costs follows (in millions):

	Year Ended December 31,
	2020	2019

Notional stock units and stock appreciation rights	$6.6	$1.1
Restricted stock units	0.4	0.2
Stock options	0.1	0.1
Total stock-based compensation costs	$7.1	$1.4

Total recognized tax benefit	$—	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Notional stock units for participating executives for the three-year period ended December 31, 2018, under the 2016 Executive Incentive Plan were paid in cash in 2019 totaling $1.0 million. Notional stock units are a component of the 2019 Executive Incentive Plan for the three-year period ending December 31, 2021 with an interim payment targeted for 2021 and the final payment targeted for 2022. Notional stock units and stock appreciation rights were granted to participating executives for the three-year period ending April 26, 2023. The notional stock units and stock appreciation rights may be payable in common stock, cash or a combination of both at the discretion of the Board of Directors. Since the awards are likely to be settled with cash payments, compensation cost for notional stock units and stock appreciation rights are re-measured each reporting period based on the trading price of the Company’s common stock and the cumulative vested costs are accrued in Accounts Payable and Accrued Liabilities or Other Long-Term Liabilities based on the anticipated payment date.

Compensation cost for restricted stock units and stock options is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. As of December 31, 2020, there was $0.3 million of unrecognized compensation cost, adjusted for actual forfeitures, related to non-vested stock-based payments granted, of which $0.2 million relates to restricted stock units and $0.1 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 12 months.

Restricted Stock Units

Non-employee, independent directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. Settlement of these restricted stock units is made in shares of Class A Common Stock only upon the director’s retirement or other end of service. The restricted stock units generally vest over one year; however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. As of December 31, 2020, approximately 262,000 shares of restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

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

Assumptions used in the Black-Scholes option pricing model to value option grants follow. There were no option grants in the year ended December 31, 2020.

Year Ended December 31, 2019

Options granted (in thousands)	100
Risk-free interest rate	1.62%
Expected volatility	73%
Expected option life (years)	6.5
Weighted-average grant date fair value	$2.44

Stock options vest and become exercisable in equal annual installments over a three or four year period and expire ten years from the date of grant. A summary of stock option activity follows:

	Stock Options (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (millions)

Outstanding at December 31, 2018	425	$4.14	6.3	$—
Granted	100	$3.65
Exercised	(7)	$3.93
Forfeited/Cancelled	—	—
Outstanding at December 31, 2019	518	$4.02	6.2	$1.5
Granted	—	—
Exercised	(107)	$3.43
Forfeited/Cancelled	—	—
Outstanding at December 31, 2020	411	$4.18	5.3	$7.8
Exercisable at December 31, 2020	311	$4.35	4.2	$5.8

Stock options outstanding and options exercisable at December 31, 2020, follow:

Stock Exercise Price	Options Outstanding (thousands)	Remaining Contractual Life in Years	Options Exercisable (thousands)

$5.62	7	3.9	7
$4.37	288	4.2	288
$3.93	8	4.6	8
$3.65	100	8.8	—
$2.68	8	5.4	8

14. INCOME TAXES

Income Tax Expense (Benefit)

The income tax expense (benefit) is as follows (in millions):

	Year Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State and local	0.5	0.2
Foreign	—	0.1
	0.5	0.3
Deferred:
Federal	—	—
State and local	(1.9)	—
Foreign	—	—
	(1.9)	—
Income tax expense (benefit)	$(1.4)	$0.3

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Employee benefits costs	$61.8	$65.3
Inventory	16.2	17.8
Property, plant and equipment	197.8	182.3
Net operating loss and credit carryforwards	211.1	190.9
Accrued expenses	2.1	4.2
Long-term debt and financing costs	12.6	13.2
Lease liability	1.5	2.0
Other	0.2	0.2
Deferred tax assets	503.3	475.9
Valuation allowance	(486.0)	(459.5)
Deferred tax assets, net of valuation allowance	$17.3	$16.4

Deferred tax liabilities:
Intangible assets	$13.9	$14.7
Lease asset	1.1	1.5
Prepaid expenses	0.4	0.2
Deferred tax liabilities	$15.4	$16.4
Net deferred tax asset	$1.9	$—

The valuation allowance reduces the net deferred tax assets to their net realizable value. The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

The Company has maintained a full valuation allowance against federal and state net deferred tax assets since the fourth quarter of 2011. In the second quarter of 2020, we released the valuation allowance against the state net deferred tax assets for the LEU segment that most likely will be realized. However, we continue to maintain a full valuation allowance against our federal and state net deferred tax assets for the rest of our business due to cumulative three-year pre-tax losses and significant federal and state net operating losses. The net deferred tax assets and related valuation allowance have been increased as of December 31, 2020 by $39.5 million for previously unrecorded state deferred tax assets, net of federal benefit, in states where we have had historical losses and a remote likelihood of realizing a tax benefit. This increase to state deferred tax assets net of the full valuation allowance has no net impact on income tax expense for 2020. We will continue to monitor profitability to determine whether we release the valuation allowance against our federal and remaining state net deferred tax assets. Based upon current and forecasted pre-tax income, we believe it is reasonably possible that sufficient positive evidence may become available to allow us to conclude that some or a significant portion of the federal valuation allowance will no longer be needed within the next 12 months. The exact timing and amount of the valuation allowance release are dependent upon the actual level of profitability that is achieved as well as the analysis of other positive and negative evidence. When a change in tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the deferred taxes are expected to reverse. The Company records the impact of the change in its consolidated financial statements in the period of enactment.

The Company has federal net operating losses of $749.2 million generated through December 31, 2017 that currently expire through 2037. In addition, the Company has federal net operating losses and business interest expense carry forwards of $131.4 million and $11.2 million, respectively, generated after December 31, 2017, that do not expire. The Company has concluded that a full valuation allowance is needed for all federal net operating losses. Centrus also has state net operating losses of $3.9 million, with no valuation allowance, that we expect will be used in the next 12 months and state net operating losses of $454.6 million, with a full valuation allowance, that currently expire through 2035.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate and the effective tax rate follows:

	Year Ended December 31,
	2020	2019
Federal statutory tax rate	21%	21%
Valuation allowance against net deferred tax assets	(26)	(18)
State rate changes	(1)	1
Executive compensation	2	(2)
State income tax expense, net of federal benefit	—	(1)
Uncertain tax positions	1	(1)
Other non-deductible expenses	—	(1)
Effective tax rate	(3)%	(1)%

The effective tax rate for the year ended December 31, 2020 includes a decrease to the valuation allowance against net deferred tax assets of $13.9 million, or a change to the effective tax rate of (26)%. Included in the valuation allowance decrease is the release of the valuation allowance against state net deferred taxes of $2.0 million, or a change to the effective tax rate of (4)%.

The effective tax rate for the year ended December 31, 2019 includes an increase to the valuation allowance against net deferred tax assets of $3.1 million, or a change to the effective tax rate of (18)%.

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in Other Long-Term Liabilities, was $0.8 million as of December 31, 2020 and $0.4 million as of December 31, 2019. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the income tax provision (state tax, net of federal benefit) increased $0.4 million and $0.2 million during the years ended December 31, 2020 and December 31, 2019, respectively. The liability for unrecognized tax benefits in the table below relates to unrecognized state income tax benefits. Centrus believes that the liability for unrecognized tax benefits will not change significantly in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Year Ended December 31,
	2020	2019
Balance at beginning of the period	$0.4	$0.2
Additions to tax positions of current period	0.5	0.3
Reductions to tax positions of prior years	(0.1)	(0.1)
Balance at end of the period	$0.8	$0.4

Centrus and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. As of December 31, 2020, the federal, Maryland and Tennessee statutes of limitation are closed with respect to all tax years through 2016.

Centrus recognizes accrued interest related to uncertain tax positions as a component of Interest Expense. Reversals of previously accrued interest for income taxes is typically offset against interest expense, but if the amount is significant, it is reclassified to interest income in the consolidated statement of operations. Centrus recognizes the increase or decrease of accrued penalties for income taxes as a component of Selling, General and Administrative in the consolidated statement of operations.

The impact of accrued interest and penalties for income taxes in the consolidated statement of operations was an increase to expenses of less than $0.1 million for the year ended December 31, 2020, and a reduction to expenses of less than $0.1 million for the year ended December 31, 2019. Accrued interest and penalties for income taxes, included as a component of Other Long-Term Liabilities, totaled less than $0.1 million as of December 31, 2020 and 2019.

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

On November 17, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Preferred Stock at a price per share of $954.59, less any applicable withholding taxes. (Refer to Note 16 - Stockholders’ Equity). The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. Since origination, the carrying value on the Balance Sheet was $43.80 per share based on values assigned in the originating securities exchange. The liquidation amount at origination was $1,000.00 per share.
The aggregate purchase price of approximately $60 million, less accrued but unpaid dividends attributable to the purchased and retired Series B preferred shares, is considered for purposes of Net Income per Share to be a deemed dividend to the extent it exceeds the carrying value on the Balance Sheet, or $41.9 million.

The weighted average number of common and common equivalent shares and the calculation of basic and diluted income (loss) per common share are as follows:

	Year Ended December 31,
	2020	2019
Numerator (in millions):
Net income (loss)	$54.4	$(16.5)
Preferred stock dividends - undeclared and cumulative	6.7	7.8
Distributed earnings allocable to retired preferred shares	41.9	$—
Net income (loss) allocable to common stockholders	$5.8	$(24.3)

Denominator (in thousands):
Average common shares outstanding - basic	9,825	9,566
Potentially dilutive shares related to stock options and restricted stock units (a)	298	—
Average common shares outstanding - diluted	10,123	9,566

Net income (loss) per common share (in dollars):
Basic	$0.59	$(2.54)
Diluted	$0.57	$(2.54)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	—	67

Options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price (in thousands)	—	352

16.  STOCKHOLDERS’ EQUITY

Common Stock

The Company’s certificate of incorporation authorizes 20,000,000 shares of preferred stock, par value $1.00 per share, 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). As of December 31, 2020, the Company has issued 12,109,389 shares of Common Stock, consisting of 11,390,189 shares of Class A Common Stock and 719,200 shares of Class B Common Stock.

On September 1, 2020, the Company completed the sale of 2,537,500 shares of the Company’s Class A common stock pursuant to the Registration Statement on Form S-3 that became effective on August 5, 2020, as supplemented by the prospectus supplement filed with the SEC on August 21, 2020. The price to the public in this offering was $10.00 per share of Common Stock. The aggregate gross proceeds from the offering were approximately $25.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $2.3 million.

On December 31, 2020, the Company entered into an At Market Sales Agreement with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, relating to the at the market offering of shares of the Company’s Class A Common Stock, $0.10 par value per share. For further details, refer to Note 21, Subsequent Events.

Shares of Class B Common Stock that are sold in the market are automatically converted to shares of Class A Common Stock. Shares of Class B Common Stock that were sold in the market and converted to shares of Class A Common Stock totaled 398,262 in 2020 and 288,620 in 2019.

The Company has reserved 1,200,000 shares of Class A Common Stock under its management incentive plan, of which 374,478 shares are available for future awards as of December 31, 2020. Refer to Note 13, Stock-Based Compensation, for additional information.

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

Series B Preferred Stock

In 2017, Centrus issued 104,574 shares of Series B Preferred Stock as part of a securities exchange. The issuance of the Series B Preferred Stock was a non-cash financing transaction. The Series B Preferred Stock has a par value of $1.00 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”). As of December 31, 2019, the Series B Preferred Stock was recorded on the consolidated balance sheet at the original fair value less transaction costs, or $4.6 million.

On November 17, 2020, pursuant to a tender offer announced on October 19, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Preferred Stock at a price per share of $954.59, less any applicable withholding taxes, for an aggregate purchase price of approximately $60 million. The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. These shares represented approximately 60% of the Company's outstanding Series B Preferred Shares as of September 30, 2020. The remaining Series B Preferred shares outstanding after the transaction was 41,720 shares.

On December 22, 2020, Centrus Energy Corp. (the “Company”) filed with the Delaware Secretary of State a Certificate of Retirement of 62,854 Series B Senior Preferred Stock, par value $1.00 per share (the “Series B Preferred Shares”), to effect the retirement of the Company’s Series B Preferred Shares repurchased upon the completion of its previously announced tender offer to purchase Series B Preferred Shares. Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total number of authorized Series B Preferred Shares by 62,854 shares such that the total number of authorized Series B Preferred Shares of the Company is 41,720 shares.

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

Centrus has not met these criteria for the periods from issuance through December 31, 2020, and has not declared, accrued or paid dividends on the Series B Preferred Stock as of December 31, 2020. Dividends on the Series B Preferred Stock are cumulative to the extent not paid at any quarter-end, whether or not declared and whether or not there are assets of the Company legally available for the payment of such dividends in whole or in part. As of December 31, 2020, the Series B Preferred Stock has an aggregate liquidation preference of $53.9 million including accumulated dividends of $12.1 million. As of December 31, 2019, the Series B Preferred Stock had an aggregate liquidation preference of $127.2 million, including accumulated dividends of $22.6 million.

Outstanding shares of the Series B Senior Preferred Stock are redeemable at the Company’s option, in whole or in part, for an amount of cash equal to the Liquidation Preference, plus an amount equal to the accrued and unpaid dividends, if any, whether or not declared, through date of redemption.

Rights Agreement

On April 6, 2016 (the “Effective Date”), the Company’s Board of Directors (the “Board”) adopted a Section 382 Rights Agreement, which was (a) amended on February 14, 2017 to, among other things, exclude acquisitions of the Series B Preferred Stock issued as part of the exchange offer and consent solicitation from the definition of “Common Shares” in connection with the settlement and completion of the exchange offer and consent solicitation, and (b) further amended on April 3, 2019 to, among other things, (i) decreased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $26.00 to $18.00 and (ii) extended the Final Expiration Date (as defined in the Rights

Agreement) from April 5, 2019 to April 5, 2022 (as amended, the “Rights Agreement”). The Board adopted the Rights Agreement in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations.

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

On April 8, 2020, the Company’s Board of Directors approved, and the Company entered into, a Third Amendment to the Rights Agreement (the “Third Amendment”). The Third Amendment modified the Final Expiration Date (as defined in the Rights Agreement) to be June 30, 2021.

Shares Outstanding

Changes in the number of shares outstanding are as follows:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2018	104,574	8,031,307	1,406,082
Stock-based compensation - vested share grant	—	20,000	—
Stock-based compensation - options exercised	—	7,500	—
Conversion of common stock from Class B to Class A	—	288,620	(288,620)
Balance at December 31, 2019	104,574	8,347,427	1,117,462

Issuance under public offering	—	2,537,500	—
Stock-based compensation - options exercised	—	107,000	—
Conversion of common stock from Class B to Class A	—	398,262	(398,262)
Purchase under tender offer	(62,854)	—	—
Balance at December 31, 2020	41,720	11,390,189	719,200

Refer to Note 21, Subsequent Events, for information related to share activity subsequent to December 31, 2020.

17. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

A major supplier of SWU to the Company is the Russian government entity TENEX, Joint-Stock Company (“TENEX”). Under a 2011 agreement with TENEX, as amended, (the “TENEX Supply Contract”), the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU.

The TENEX Supply Contract was originally signed with commitments through 2022 but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2019. If the Company exercises this right to reschedule in full during the remaining years of the contract’s original term, the Company will have a rescheduled post-2022 purchase commitment through 2028.

The TENEX Supply Contract provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU. In such a case, the Company would pay for the SWU but have to take the unordered SWU in the following year.

Pricing terms for SWU under the TENEX Supply Contract are based on a combination of market-related price points and other factors. This formula was subject to an adjustment at the end of 2018 that reduced the unit costs of SWU under this contract in 2019 and for the duration of the contract.

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

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of employees at the former Portsmouth, Ohio, Gaseous Diffusion Plant (the “Portsmouth GDP”) to DOE’s decontamination and decommissioning contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. On January 13, 2021, the Company and DOE reached a tentative agreement to settle the litigation, which is subject to the approval by DOE, the DOJ, the Company’s Board of Directors, and the Court. If the settlement is ultimately approved by all parties, DOE is expected to pay the Company $43.5 million (inclusive of any interest due). Any amounts received by the Company in connection with the settlement will be applied to pension and postretirement benefits obligations. The Company can give no assurance whether or when the tentative settlement will receive the required approvals or whether the Company will ultimately recover some, all or none of the proposed settlement amount.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020, to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On September 29, 2020, the defendants filed their response in opposition to the plaintiff’s motion for leave to file a third amended complaint. On October 26, 2020, the plaintiffs filed their reply brief. As of this filing, the court has not made a ruling. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants (“Matthews Defendants”) in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and Class Members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. On November 17, 2020, the Matthews Plaintiffs filed their appellant brief and on February 1, 2021, the Matthews Defendants filed their brief. On February 22, 2021, the Matthews Plaintiffs filed their reply brief. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Act. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 30, 2020, the Company, Enrichment Corp., six other DOE Contractors, DOE and other government agencies were given notice of Ursula McGlone, Jason McGlone and Julia Dunham’s intent to file a citizen’s suit under the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act against the Company, Enrichment Corp. and six other DOE Contractors. The complainants will purportedly seek civil penalties and injunctive relief for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. As of this filing, neither the Company nor Enrichment Corp. have been served with this complaint.

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site and eleven individuals in their personal capacity some of whom are current and former DOE employees were named as defendants in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals (“Walburn Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleges that the named defendants conspired and concealed nuclear incidents in violation of the Price-Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants seek damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the Portsmouth GDP. On November 20, 2020, Walburn Plaintiffs filed an amended complaint to add two individuals to the complaint as defendants in their individual capacity. One of those individuals is Daniel Poneman, Centrus’ Chief Executive Officer. In the 78 page complaint, Mr. Poneman is referenced twice without any cited allegations against him; once in the caption and once referencing his position at the Company. The Company has notified its insurance carrier regarding the claim. On February 11, 2021, the Walburn Plaintiffs amended their complaint for a second time to replace two corporate defendants with two others (one of whom is a former contractor to Enrichment Corp. and also to its predecessor prior to its privatization in 1998 and the other a former DOE contractor) and removed four named individual defendants from the complaint. On March 2, 2021, Walburn Defendants filed their motion to dismiss. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be covered by indemnification under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

In June 2020, the Company’s subsidiaries, Enrichment Corp. and American Centrifuge Enrichment, LLC (collectively, the “Company Subsidiaries”) collected approximately $32.4 million as a recovery on claims filed in October 2018 in the U.S. Bankruptcy Court for the Northern District of Ohio (the “Bankruptcy Court”) against each of FirstEnergy Nuclear Operating Company and FirstEnergy Nuclear Generation, LLC (collectively, the “FirstEnergy Contract Parties”). An additional $0.2 million recovery on the claims was collected in December 2020. The claims related to damages arising from the rejection and breach of a long-term contract between the Company Subsidiaries and the FirstEnergy Contract Parties in connection with bankruptcy petitions filed by the FirstEnergy Contract Parties. The recovery resulted from a May 2020 stipulation, subsequently approved by the Bankruptcy Court, whereby the FirstEnergy Contract Parties and the Company Subsidiaries agreed that the claims of the Company Subsidiaries against the FirstEnergy Contract Parties will be allowed for all purposes as an allowed unsecured claim in the amount of $70 million. Pursuant to the approved stipulation, the Company Subsidiaries dismissed their appeal concerning the disallowance by the Bankruptcy Court of claims by the Company Subsidiaries under guaranties issued by affiliates of the FirstEnergy Contract Parties, and the successors to the FirstEnergy Contract Parties entered into a contract to purchase separative work units in the future from Enrichment Corp.

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

19. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue by customer location, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Year Ended December 31,
	2020	2019
United States	$171.7	$152.4
Foreign:
Belgium	35.8	21.5
Japan	23.4	23.4
Other	16.3	12.4
Total foreign	75.5	57.3
Total revenue	$247.2	$209.7
* less than 10%

The U.S. government and its contractors, in the Company’s technical solutions segment, represented approximately 21% of total revenue in 2020 and 19% in 2019.

The ten largest customers in the Company’s LEU segment represented approximately 71% of total revenue in 2020. Revenue from Synatom, Energy Harbor Nuclear Corp. and Dominion Energy South Carolina represented approximately 14%, 13% and 10%, respectively, of total revenue in 2020.

In 2019, the ten largest customers in the Company’s LEU segment represented approximately 79% of total revenue. Revenue from Florida Power and Light, Dominion Energy South Carolina, Tohoku Electric Power Company, Inc. and Synatom represented approximately 27%, 12%, 11%, 10%, respectively, of total revenue in 2019.

No other customer represented more than 10% of total revenue in 2020 or 2019.

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

The following table presents the Company’s segment information (in millions):

	Year Ended December 31,
	2020	2019
Revenue
LEU segment:
Separative work units	$151.5	$123.7
Uranium	39.0	45.7
Total	190.5	169.4
Technical solutions segment	56.7	40.3
Total revenue	$247.2	$209.7

Segment Gross Profit (Loss)
LEU segment	$97.8	$50.8
Technical solutions segment	(0.2)	(18.3)
Gross profit	$97.6	$32.5

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the consolidated balance sheet, were located in the United States as of December 31, 2020, and December 31, 2019.

20. QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(in millions, except per share data)

	2020
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Revenue	$45.0	$75.7	$33.6	$92.9	$247.2
Cost of sales	25.4	31.9	34.4	57.9	149.6
Gross profit (loss)	19.6	43.8	(0.8)	35.0	97.6
Advanced technology costs	0.9	0.7	0.2	1.0	2.8
Selling, general and administrative	8.5	10.4	6.7	10.4	36.0
Amortization of intangible assets	1.4	1.7	1.2	2.5	6.8
Special charges (credits) for workforce reductions	(0.1)	—	0.6	0.1	0.6
Other (income) expense, net	—	—	—	0.4	0.4
Operating income (loss)	8.9	31.0	(9.5)	20.6	51.0
Nonoperating components of net periodic benefit expense (income)	(2.2)	(2.2)	(2.2)	5.0	(1.6)
Interest expense	0.1	—	—	—	0.1
Investment income	(0.4)	—	(0.1)	—	(0.5)
Income tax (benefit) expense	0.1	(0.5)	(0.2)	(0.8)	(1.4)
Net income (loss)	$11.3	$33.7	$(7.0)	$16.4	$54.4
Preferred stock dividends - undeclared and cumulative	2.0	2.0	1.9	0.8	6.7
Distributed earnings allocable to retired preferred shares	—	—	—	41.9	41.9
Net income (loss) allocable to common stockholders	$9.3	$31.7	$(8.9)	$(26.3)	$5.8

Net income (loss) per share:
Basic	$0.97	$3.28	$(0.83)	$(2.55)	$0.59
Diluted	$0.95	$3.19	$(0.83)	$(2.55)	$0.57

	2019
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	Year
Revenue	$38.7	$10.6	$104.7	$55.7	$209.7
Cost of sales	44.2	14.9	69.2	48.9	177.2
Gross profit (loss)	(5.5)	(4.3)	35.5	6.8	32.5
Advanced technology costs	6.6	5.1	1.3	1.6	14.6
Selling, general and administrative	8.1	7.7	8.7	9.2	33.7
Amortization of intangible assets	1.1	1.2	1.8	2.4	6.5
Special charges for workforce reductions	(0.1)	(2.9)	0.8	0.3	(1.9)
Other (income) expense, net	(0.4)	(0.1)	(0.2)	—	(0.7)
Operating income (loss)	(20.8)	(15.3)	23.1	(6.7)	(19.7)
Nonoperating components of net periodic benefit expense (income)	(0.1)	—	(0.1)	(4.1)	(4.3)
Interest expense	1.0	1.0	0.9	0.1	3.0
Investment income	(0.7)	(0.7)	(0.5)	(0.3)	(2.2)
Income tax (benefit) expense	(0.1)	—	—	0.4	0.3
Net income (loss)	$(20.9)	$(15.6)	$22.8	$(2.8)	$(16.5)
Preferred stock dividends - undeclared and cumulative	2.0	2.0	1.9	1.9	7.8
Net income (loss) allocable to common stockholders	$(22.9)	$(17.6)	$20.9	$(4.7)	$(24.3)

Net income (loss) per share:
Basic	$(2.40)	$(1.84)	$2.18	$(0.49)	$(2.54)
Diluted	$(2.40)	$(1.84)	$2.17	$(0.49)	$(2.54)
The calculation of net income (loss) per share on a dilutive basis is provided in Note 15, Net Income (Loss) Per Share. No dilutive effect is recognized in periods in which a net loss has occurred or in which the assumed conversion effect of options or convertible securities is anti-dilutive.

21. SUBSEQUENT EVENTS

As previously disclosed in our Current Report on Form 8-K filed on December 31, 2020, on that same date the Company entered into an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (the “Agents”), relating to the at the market offering (the “ATM Offering”) of shares of the Company’s Class A Common Stock, $0.10 par value per share. Mr. Williams, Chairman of the Centrus Board of Directors, also serves on the board of B. Riley Financial, Inc. Mr. Williams recused himself and took no part in the selection of B. Riley or the negotiation of the terms of the Sales Agreement. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020 to the prospectus, dated August 5, 2020. Pursuant to the Sales Agreement, as of March 22, 2021, the Company has sold an aggregate of 1,015,211 shares of its Class A Common Stock at an average price of $22.96 for a total of $23,312,963. After expenses and commissions paid to the Agents the Company received $22,379,629. The Company currently intends to use the net proceeds from the ATM Offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock.

As previously disclosed, the Company had submitted a claim to the U.S. Department of Energy (the “DOE”) under the Contract Disputes Act for payment of $42.8 million, representing the DOE’s share of pension and postretirement benefits costs related to the transition of employees at the former Portsmouth, Ohio Gaseous Diffusion Plant to the DOE’s decontamination and decommissioning contractor. As previously disclosed in our Current Report on Form 8-K filed on January 14, 2021, on January 13, 2021, the Company and the DOE reached a tentative agreement to settle the litigation. The settlement is subject to the approval of the DOE, the U.S. Department of Justice, the Company’s Board of Directors, and the Court. If the settlement is ultimately approved by all parties, the DOE is expected to pay the Company $43.5 million (inclusive of any interest due). The Company can give no assurance whether or when the tentative settlement will receive the required approvals or whether the Company will ultimately recover some, all or none of the proposed settlement amount. For further information refer to Note 17, Commitments and Contingencies - Legal Matters.

As previously disclosed in our Current Report on Form 8-K filed February 5, 2021, on February 2, 2021 the Company entered into an amendment to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (collectively, the “MB Group”) and an Exchange Agreement (as described below) whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 annual meeting of stockholders (the “Annual Meeting”) and Kulayba LLC agreed to exchange shares of the Company’s Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”) for shares of the Company’s Class A Common Stock, par value $0.10 per share (“Common Stock”) and a warrant to acquire additional shares of Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Common Stock owned of record or beneficially owned by the MB Group at the Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021 to June 30, 2023 and (ii) an increase of shares of Common Stock reserved for delivery under the Company’s Centrus Energy Corp 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Common Stock.

In connection with the entry into the Voting Agreement Amendment, the Company and Kulayba LLC also entered into an Exchange Agreement, dated February 2, 2021 (the “Exchange Agreement”), pursuant to which Kulayba LLC agreed to exchange (the “Exchange”) 3,873 shares of Preferred Stock, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Common Stock priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) a Centrus Energy Corp. Warrant to Purchase Common Stock (the “Warrant”), exercisable for 250,000 shares of Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant is exercisable by Kulayba LLC for a period commencing on the closing date of the Exchange and ending, unless sooner terminated as provided in the Warrant, on the first to occur of: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant) which results in the shareholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.