Form 10-Q
period 2021-03-31
CENTRUS ENERGY CORP
filed 2021-05-12
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
    Yes ☐     No ☒
As of May 1, 2021, there were 13,133,035 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In this context, forward-looking statements mean statements related to future events, may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the novel coronavirus (COVID-19) pandemic and any worsening of the global business and economic environment as a result: risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; risks related to pandemics and other health crises, such as the global COVID-19 pandemic; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks related to the imposition of sanctions, restrictions or other requirements, including those imposed under the 1992 Russian Suspension Agreement, as amended, international trade legislation and other international trade restrictions; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; our dependence on others for deliveries of LEU including deliveries from the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”), under a commercial supply agreement with TENEX and deliveries under a long-term supply agreement with Orano Cycle (“Orano”); risks associated with our reliance on third-party suppliers to provide essential products and services to us; the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned; limitations on our ability to compete in foreign markets; our revenue is largely dependent on our largest customers; risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability; risks related to whether or when government funding or demand for high-assay low-enriched uranium (“HALEU”) for government or commercial uses will materialize; risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology and our ability to perform and absorb costs under our agreement with DOE to demonstrate the capability to produce HALEU and our ability to obtain and/or perform under other agreements; uncertainty regarding our ability to commercially deploy competitive enrichment technology; the potential for further demobilization or termination of our American Centrifuge work; risks that we will not be able to timely complete the work that we are obligated to perform; risks related to our ability to perform fixed-price and cost-share contracts, including the risk that costs could be higher than expected; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the Company’s capital concentration; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks related to the limited trading markets in our securities; risks related to decisions made by our Class B stockholders and our Series B Senior Preferred stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks that a small number of Class A stockholders, whose interests may not be aligned with other Class A stockholders, may exert significant influence over the direction of the Company ; risks related to the use of our net operating loss (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; failures or security breaches of our information technology systems; our ability to attract and retain key personnel; the potential for the U.S. Department of Energy (“DOE”) to seek to terminate or exercise its remedies under its agreements with the Company; risks related to actions, including government reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us; risks related to our ability to perform and receive timely payment under agreements with DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits; any changes or termination of agreements with the U.S. government; the competitive environment for our products and services; changes in the nuclear energy industry; the competitive bidding process associated with obtaining contracts, including government contracts; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; potential strategic transactions that could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the impact of government regulation and policies including by the DOE and the U.S. Nuclear Regulatory Commission; risks of accidents during the transportation, handling or processing of hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations; risks associated with claims and litigation arising from past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, gaseous diffusion plants; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including under Part I, Item1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$163.3	$152.0
Accounts receivable	15.5	29.6
Inventories	83.5	64.8
Deferred costs associated with deferred revenue	136.0	151.9
Other current assets	7.8	7.8
Total current assets	406.1	406.1
Property, plant and equipment, net of accumulated depreciation of $2.8 as of March 31, 2021 and $2.7 as of December 31, 2020	5.0	4.9
Deposits for financial assurance	5.7	5.7
Intangible assets, net	60.7	62.8
Other long-term assets	6.2	6.8
Total assets	$483.7	$486.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$47.1	$50.6
Payables under SWU purchase agreements	16.9	21.3
Inventories owed to customers and suppliers	13.3	4.9
Deferred revenue and advances from customers	255.5	283.2
Current debt	6.1	6.1
Total current liabilities	338.9	366.1
Long-term debt	104.9	108.0
Postretirement health and life benefit obligations	128.9	130.8
Pension benefit liabilities	119.0	124.4
Advances from customers	44.4	45.2
Other long-term liabilities	32.4	32.4
Total liabilities	768.5	806.9
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 37,847 and 41,720 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $49.6 as of March 31, 2021 and $53.9 as of December 31, 2020	0.1	0.1
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 12,764,578 and 11,390,189 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1.2	1.1
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of March 31, 2021 and December 31, 2020	0.1	0.1
Excess of capital over par value	123.3	85.0
Accumulated deficit	(410.2)	(407.7)
Accumulated other comprehensive income, net of tax	0.7	0.8
Total stockholders’ deficit	(284.8)	(320.6)
Total liabilities and stockholders’ deficit	$483.7	$486.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Separative work units	$38.1	$30.7
Uranium	—	—
Technical solutions	17.5	14.3
Total revenue	55.6	45.0
Cost of Sales:
Separative work units and uranium	25.4	13.3
Technical solutions	18.5	12.1
Total cost of sales	43.9	25.4
Gross profit	11.7	19.6
Advanced technology costs	0.5	0.9
Selling, general and administrative	8.2	8.5
Amortization of intangible assets	2.1	1.4
Other (income) expense, net	—	(0.1)
Operating income	0.9	8.9
Nonoperating components of net periodic benefit expense (income)	(4.3)	(2.2)
Interest expense	—	0.1
Investment income	—	(0.4)
Income before income taxes	5.2	11.4
Income tax expense	0.1	0.1
Net income and comprehensive income	5.1	11.3
Preferred stock dividends - undeclared and cumulative	0.7	2.0
Distributed earnings allocable to retired preferred shares	6.6	—
Net income (loss) allocable to common stockholders	$(2.2)	$9.3

Net income (loss) per share:
Basic	$(0.17)	$0.97
Diluted	$(0.17)	$0.95
Average number of common shares outstanding (in thousands):
Basic	12,818	9,619
Diluted	12,818	9,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2021	2020
OPERATING
Net income	$5.1	$11.3
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2.2	1.5
Changes in operating assets and liabilities:
Accounts receivable	14.2	3.6
Inventories, net	(10.3)	0.1
Accounts payable and other liabilities	6.6	1.3
Payables under SWU purchase agreements	(4.4)	(1.9)
Deferred revenue and advances from customers, net of deferred costs	(12.5)	(23.3)
Accrued loss on long-term contract	(2.0)	(3.5)
Pension and postretirement benefit liabilities	(7.4)	(8.6)
Other, net	—	1.0
Cash (used in) operating activities	(8.5)	(18.5)

INVESTING
Capital expenditures	(0.4)	—
Cash (used in) investing activities	(0.4)	—

FINANCING
Proceeds from the sale of common stock, net	23.2	—
Exercise of stock options	0.2	0.2
Payment of deferred issuance costs	—	(0.1)
Payment of equity issuance costs	(0.1)	—
Payment of interest classified as debt	(3.1)	(3.1)
Cash provided by (used) in financing activities	20.2	(3.0)

Increase (decrease) in cash, cash equivalents and restricted cash	11.3	(21.5)
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	157.9	136.6
Cash, cash equivalents and restricted cash, end of period (Note 3)	$169.2	$115.1

Non-cash activities:
Common stock and warrant issued in exchange for preferred stock	$7.5	$—
Reclassification of stock-based compensation liability to equity	$7.5	$—
Equity issuance costs included in accounts payable and accrued liabilities	$0.4	$—
Property, plant and equipment included in accounts payable and accrued liabilities	$0.1	$—
Deferred financing costs included in accounts payable and accrued liabilities	$—	$(0.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2019	$4.6	$0.8	$0.1	$61.5	$(405.0)	$1.1	$(336.9)
Net income for the three months ended March 31, 2020	—	—	—	—	11.3	—	11.3
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	0.1	0.4
Balance at March 31, 2020	$4.6	$0.8	$0.1	$61.8	$(393.7)	$1.2	$(325.2)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)
Net income for the three months ended March 31, 2021	—	—	—	—	5.1	—	5.1
Issuance of common stock	—	0.1	—	23.7	—	—	23.8
Receivable from issuance of stock	—	—	—	(0.7)	—	—	(0.7)
Exchange of preferred stock for common stock and common stock warrant	—	—	—	7.5	(7.6)	—	(0.1)
Reclassification of stock-based compensation liability to equity (Note 10)	—	—	—	7.5	—	—	7.5
Issuance and amortization of restricted stock units and stock options				0.3		(0.1)	0.2
Balance at March 31, 2021	$0.1	$1.2	$0.1	$123.3	$(410.2)	$0.7	$(284.8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of March 31, 2021, and for the three months ended March 31, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated balance sheet as of December 31, 2020, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three months ended March 31, 2021 and 2020, are insignificant.

Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2020.

New Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which amends the annual disclosure requirements for employers that sponsor defined benefit pension plans and other postretirement plans. The standard is effective for fiscal years beginning after December 15, 2020. Adoption of this new standard is not expected to have a significant impact to the Company’s annual disclosures.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There has not been a material change to the Company’s accounting policies since that report.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended March 31,
	2021	2020
United States	$9.6	$7.3
Foreign	28.5	23.4
Revenue - SWU and uranium	$38.1	$30.7

Refer to Note 12, Segment Information, for disaggregation of revenue by segment. Disaggregation by end-market is provided in Note 12 and the unaudited condensed consolidated statements of operations. SWU sales are made primarily to electric utility customers and uranium sales are primarily made to other nuclear fuel related companies. Technical solutions revenue resulted primarily from services provided to the government and its contractors. SWU and uranium revenue is recognized at point of sale and technical solutions revenue is generally recognized over time.

Accounts Receivable

	March 31, 2021	December 31, 2020
	($ millions)
Accounts receivable:
Billed	$6.8	$23.0
Unbilled *	8.7	6.6
Accounts receivable	$15.5	$29.6

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	March 31, 2021	December 31, 2020	Year-To-Date Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$5.7	$7.0	$(1.3)
Noncurrent - Other long-term liabilities	$—	$0.7	$(0.7)
Deferred revenue - current	$253.5	$281.7	$(28.2)
Advances from customers - current	$2.0	$1.5	$0.5
Advances from customers - noncurrent	$44.4	$45.2	$(0.8)

Previously deferred sales recognized in revenue totaled $28.5 million and $0 million in the three months ended March 31, 2021 and 2020, respectively.

LEU Segment

The SWU component of LEU is typically bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the low-enriched uranium (“LEU”) segment (“order book”) extends to 2030. As of March 31, 2021, the order book was approximately $989 million. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $300 million of Deferred Revenue and Advances from Customers. Refer to Contract Liabilities table above. As of December 31, 2020, the order book was approximately $960 million.

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

Technical Solutions Segment

Revenue for the technical solutions segment, representing the Company’s technical, manufacturing, engineering, procurement, construction, and operations services offered to public and private sector customers, is recognized over the contractual period as services are rendered.

On October 31, 2019, the Company signed a cost-share contract with the U.S. Department of Energy (“DOE”) to deploy a cascade of centrifuges to demonstrate production of high-assay, low-enriched uranium (“HALEU”) for advanced reactors (“the HALEU Contract”). HALEU is a component of an advanced nuclear reactor fuel that is not commercially produced in the United States today and may be required for a number of advanced reactor and fuel designs currently under development in both the commercial and government sectors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. In 2019, the portion of the Company’s anticipated cost share under the HALEU Contract representing the Company’s share of remaining projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of March 31, 2021, the accrued contract loss balance included in Accounts Payable and Accrued Liabilities was $5.7 million. Cost of sales in the three months ended March 31, 2021 and 2020 benefited by $2.0 million and $3.0 million, respectively, for previously accrued contract losses attributable to work performed in the periods.

The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $102.8 million of the $115 million. The Company has received aggregate cash payments of $69.6 million through March 31, 2021.

Centrus and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed for DOE unrelated to the HALEU Contract. There is the potential for additional income to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables. As a result of the application of fresh start accounting following the Company’s emergence from Chapter 11 bankruptcy on September 30, 2014, the receivables related to the Company’s claims for payment are carried at fair value as of September 30, 2014, which is net of the valuation allowances. Refer to Note 11, Commitments and Contingencies -- Legal Matters.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the unaudited condensed consolidated balance sheet to amounts on the unaudited condensed consolidated statement of cash flows (in millions):

	March 31, 2021	March 31, 2020

Cash and cash equivalents	$163.3	$109.2
Deposits for financial assurance - current	0.2	0.2
Deposits for financial assurance - noncurrent	5.7	5.7
Total cash, cash equivalents and restricted cash	$169.2	$115.1

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

4. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	March 31, 2021			December 31, 2020
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$14.8	$0.1	$14.7	$17.0	$4.6	$12.4
Uranium	68.7	13.2	55.5	47.8	0.3	47.5
Total	$83.5	$13.3	$70.2	$64.8	$4.9	$59.9

(a)Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

5. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014, and reflect the conditions at that time. The intangible asset related to the sales order book is amortized as the order book existing at emergence is reduced, principally as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the unaudited condensed consolidated statements of operations and comprehensive income. Intangible asset balances are as follows (in millions):

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$33.0	$21.6	$54.6	$32.0	$22.6
Customer relationships	68.9	29.8	39.1	68.9	28.7	40.2
Total	$123.5	$62.8	$60.7	$123.5	$60.7	$62.8

6. DEBT

A summary of debt is as follows (in millions):

		March 31, 2021		December 31, 2020
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	30.6	6.1	33.7
Total		$6.1	$104.9	$6.1	$108.0

Interest on the 8.25% notes (the “8.25% Notes”) maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As shown in the table above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of March 31, 2021, and December 31, 2020, $6.1 million of interest was recorded as current and classified as Current Debt in the unaudited condensed consolidated balance sheet. Additional terms and conditions of the 8.25% Notes are described in Note 9, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

7. FAIR VALUE

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
•Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	March 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$163.3	$—	$—	$163.3	$152.0	$—	$—	$152.0
Deferred compensation asset (a)	2.5	—	—	2.5	2.4	—	—	2.4

Liabilities:
Deferred compensation obligation (a)	$2.4	$—	$—	$2.4	$2.3	$—	$—	$2.3

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

Other Financial Instruments

As of March 31, 2021, and December 31, 2020, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	March 31, 2021			December 31, 2020
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$111.0	(b)	$73.9	$114.1	(b)	$68.6
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Service costs	$0.8	$0.9
Interest costs	4.5	6.1
Amortization of prior service costs (credits), net	(0.1)	(0.1)
Expected return on plan assets (gains)	(9.6)	(9.4)
Net periodic benefit (credits)	$(4.4)	$(2.5)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Interest costs	$0.9	$1.2
Net periodic benefit costs	$0.9	$1.2

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Expense (Income).

9. NET INCOME (LOSS) PER SHARE

Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income per share, the number of shares is increased by the weighted average number of potential shares related to stock compensation awards. No dilutive effect is recognized in a period in which a net loss has occurred.
On February 2, 2021, the Company completed the exchange of 3,873 shares of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”) for (i) 231,276 shares of Common Stock and (ii) a warrant to purchase 250,000 shares of Common Stock at an exercise price of $21.62 per share, for an aggregate valuation of approximately $7.5 million. (Refer to Note 10 - Stockholders’ Equity). The carrying value of the Preferred Stock on the Balance Sheet was $1.00 per share par value. The aggregate liquidation preference of the Preferred Stock, including accrued but unpaid dividends, was $1,291.04 per share as of December 31, 2020.
The aggregate valuation of approximately $7.5 million, less accrued but unpaid dividends attributable to the acquired and retired shares of Preferred Stock, is considered for purposes of Net Income (Loss) per Share to be a deemed dividend in the aggregate amount equal to the amount by which it exceeds the carrying value of the Preferred Stock on the Balance Sheet, or $6.6 million.
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share are as follows:

	Three Months Ended March 31,
	2021	2020
Numerator (in millions):
Net income (loss)	$5.1	$11.3
Less: Preferred stock dividends - undeclared and cumulative	0.7	2.0
Less: Distributed earnings allocable to retired preferred shares	6.6	—
Net income (loss) allocable to common stockholders	$(2.2)	9.3

Denominator (in thousands):
Average common shares outstanding - basic	12,818	9,619
Potentially dilutive shares related to stock options and restricted stock units (a)	—	220
Average common shares outstanding - diluted	12,818	9,839

Net income (loss) per share (in dollars):
Basic	$(0.17)	$0.97
Diluted	$(0.17)	$0.95

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	378	—

10. STOCKHOLDERS’ EQUITY

Pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,092,113 shares of its Class A Common Stock in the three months ended March 31, 2021 for a total of $25.2 million. After expenses and commissions paid to the Agents the Company’s proceeds total $24.2 million, of which $0.7 million is a receivable recorded in Excess of Capital Over Par Value as of March 31, 2021. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. The Company currently intends to use the net proceeds from the ATM Offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Preferred Stock.

As previously disclosed in our Current Report on Form 8-K filed February 5, 2021, on February 2, 2021, the Company entered into an amendment (the “Voting Agreement Amendment”) to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (collectively, the “MB Group”) and an Exchange Agreement (as described below) whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 annual meeting of stockholders (the “Annual Meeting”) and Kulayba LLC agreed to exchange shares of the Company’s Preferred Stock for shares of the Company’s Class A Common Stock, par value $0.10 per share (“Common Stock”) and a warrant to acquire additional shares of Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Common Stock owned of record or beneficially owned by the MB Group at the Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021, to June 30, 2023, and (ii) an increase of shares of Common Stock reserved for delivery under the Company’s Centrus Energy Corp 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Common Stock.

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

Notional stock units are a component of the 2019 Executive Incentive Plan for participating executives for the three-year period ending December 31, 2021, with an interim payment in April 2021 and the final payment targeted for 2022. Notional stock units and stock appreciation rights were granted to participating executives for the three-year period ending April 26, 2023. The notional stock units and stock appreciation rights may be payable in common stock, cash or a combination of both at the discretion of the Board of Directors. Since the awards are likely to be settled with cash payments, compensation cost for notional stock units and stock appreciation rights are re-measured each reporting period based on the trading price of the Company’s Class A Common Stock and the cumulative vested costs are accrued in Accounts Payable and Accrued Liabilities or Other Long-Term Liabilities based on the anticipated payment date. A portion of the April 2021 interim payment referenced above was paid in shares at the discretion of the Board of Directors. The related obligation of $7.5 million was reclassified from

Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2021 based on the market share price at the time of the Board’s decision.

11. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

A major supplier of SWU to the Company is the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”). Under a 2011 agreement with TENEX, as amended, (the “TENEX Supply Contract”), the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU.

The TENEX Supply Contract was originally signed with commitments through 2022 but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2020. If the Company exercises this right to reschedule in full during the remaining years of the contract’s original term, the Company will have a rescheduled post-2022 purchase commitment through 2028.

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

Orano

In 2018, the Company entered into an agreement (the “Orano Supply Agreement”) with the French company Orano Cycle (“Orano”) for the long-term supply to the Company of SWU contained in LEU. Under the Orano Supply Agreement, as amended, the supply of SWU commenced in 2020 and extends to 2028. The Company has the option to extend the supply period for an additional two years. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings.

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor USEC Inc. and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology. The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’

ability to meet the American Centrifuge Plant milestone under the 2002 DOE-USEC Agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. In 2014 the 2002 DOE-USEC Agreement and other agreements between the Company and DOE were assumed by Centrus subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Legal Matters

From time to time, the Company is involved in various pending legal proceedings, including the pending legal proceedings described below.

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of employees at the former Portsmouth, Ohio, Gaseous Diffusion Plant (the “Portsmouth GDP”) to DOE’s decontamination and decommissioning (“D&D”) contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015. Centrus believes that DOE is responsible for a significant portion of any pension and postretirement benefit costs associated with the transition of employees at Portsmouth. The receivable for DOE’s share of pension and postretirement benefits costs has a full valuation allowance due to the lack of a resolution with DOE and uncertainty regarding the amounts owed and the timing of collection.

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019, and on January 10, 2020, to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On September 29, 2020, the defendants filed their response in opposition to the plaintiff’s motion for leave to file a third amended complaint. On October 26, 2020, the plaintiffs filed their reply brief. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint. The defendants’ motion to dismiss is due on May 24, 2021. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Nuclear Industries Indemnity Act

(“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and class members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act, which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. On November 17, 2020, the Matthews Plaintiffs filed their appellant brief and on February 1, 2021, the Matthews Defendants filed their brief. On February 22, 2021, the Matthews Plaintiffs filed their reply brief. The case is scheduled for oral argument on June 8, 2021. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site, and eleven individuals in their personal capacity, some of whom are current and former DOE employees, were named as defendants (“Walburn Defendants”) in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals (“Walburn Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleges that the named defendants conspired and concealed nuclear incidents in violation of the Price-Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants seek damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the Portsmouth GDP. On November 20, 2020, the Walburn Plaintiffs filed an amended complaint to add two individuals to the complaint as defendants in their individual capacity. One of those individuals is Daniel Poneman, Centrus’ Chief Executive Officer. In the 78-page complaint, Mr. Poneman is referenced only twice, without any cited allegations against him; once in the caption and once referencing his position at the Company. The Company has notified its insurance carrier regarding the claim. On February 11, 2021, the Walburn Plaintiffs amended their complaint for a second time to replace two corporate defendants with two others (one of whom was a contractor to Enrichment Corp. and also to its predecessor prior to its privatization in 1998 and the other a former DOE contractor) and removed four named individual defendants from the complaint. On March 2, 2021, Walburn Defendants filed their motion to dismiss. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson

Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended March 31,
	2021	2020
Revenue
LEU segment:
Separative work units	$38.1	$30.7
Uranium	—	—
Total	38.1	30.7
Technical solutions segment	17.5	14.3
Total revenue	$55.6	$45.0

Segment Gross Profit (Loss)
LEU segment	$12.7	$17.4
Technical solutions segment	(1.0)	2.2
Gross profit	$11.7	$19.6

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended March 31, 2021, two customers in the LEU segment represented $28.5 million and $9.5 million, respectively, of revenue and one customer in the technical solutions segment represented $15.6 million of revenue.

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

Overview

Centrus Energy Corp., a Delaware corporation (“Centrus” or the “Company”), is a trusted supplier of nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon-free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates.

Centrus operates two business segments: (a) low-enriched uranium (“LEU”), which supplies various components of nuclear fuel to utilities from our global network of suppliers, and (b) technical solutions, which provides advanced engineering, design, and manufacturing services to government and private sector customers and is deploying uranium enrichment and other capabilities necessary for production of advanced nuclear fuel to power existing and next-generation reactors around the world.

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

In October 2020, the U.S. Department of Commerce reached agreement with the Russian Federation on an extension of the 1992 Russian Suspension Agreement, a trade agreement which allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for shipments to the United States through 2028 to execute Centrus’ long-term supply agreement (the “TENEX Supply Contract”) with the Russian government entity, TENEX, Joint-Stock Company (“TENEX”). This outcome allows for sufficient quota for Centrus to continue serving its utility customers.

Our technical solutions segment is deploying uranium enrichment and other capabilities necessary for production of advanced nuclear fuel to meet the evolving needs of the global nuclear industry and the U.S. government, while also leveraging our unique technical expertise, operational experience, and specialized facilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

Our technical solutions segment has as its goal the restoration of America’s domestic uranium enrichment capability to play a critical role in meeting U.S. national security and energy security requirements, advancing America’s nonproliferation objectives, and delivering the next-generation nuclear fuels that will power the future of nuclear energy providing reliable carbon-free power around the world. The United States has not had a domestic uranium enrichment capability suitable to meet U.S. national security requirements since the aging Paducah Gaseous Diffusion Plant (“Paducah GDP”) shut down in 2013. Centrus is the only American company currently deploying an enrichment technology and our AC100M centrifuge is the only deployment-ready uranium enrichment technology that can meet these requirements.

Centrus is uniquely positioned to lead the transition to a new nuclear fuel known as High-Assay, Low-Enriched Uranium (“HALEU”), which is expected to be required by the commercial and government sectors for a number of advanced reactor and fuel designs currently under development. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU has a uranium-235 concentration ranging from 5% to 20%, giving it several potential technical and economic advantages. For example, the higher concentration of uranium-235 means that fuel assemblies and reactors can be smaller and reactors will require less frequent refueling. Reactors can also achieve higher “burnup” rates, meaning that a smaller volume of fuel will be required overall and less waste will be produced. HALEU may also be used in the future to fabricate next-generation fuel forms for the existing fleet of reactors in the United States and around the world. These new HALEU-based fuels could improve the economics of nuclear reactors and their inherent safety features while increasing the amount of electricity that can be generated at existing reactors. HALEU fuel may also ultimately be used in new commercial and government applications in the future, such as reactors for the U.S. military or the U.S. space program.

In 2019, Centrus began work on a three-year, $115 million cost-share contract (the “HALEU Contract”) with the U.S. Department of Energy (“DOE”) to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. As part of this effort, Centrus expects its Piketon, Ohio facility to become the first plant in the Nation licensed to produce HALEU enriched to a U-235 concentration just below 20%. We are currently on schedule to begin production of modest quantities of HALEU in early 2022. We expect to complete our performance under the HALEU contract in the first quarter of 2022.

Despite the challenges of COVID-19, we have continued to make progress under the contract. On June 23, 2020, the U.S. Nuclear Regulatory Commission (“NRC”) accepted for review our application to amend our license to permit the production of HALEU up to 20% U235 enrichment. We believe our investment in the HALEU technology will position the Company to meet the needs of our customers in the future as they deploy advanced reactors and next generation fuels. Advanced nuclear reactors promise to provide an important source of reliable carbon-free power. By investing in HALEU technology now, and as the only Western company with HALEU enrichment capability, we believe the Company could be well positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases in the mid to late 2020s with the development of advanced reactors. There are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. Since the HALEU demonstration program will conclude in early 2022, we are focused on developing options to sustain and expand our demonstrated capability for the period immediately following the conclusion of the program. Our goal is to scale up the facility in modular fashion as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. At this time, however, there is no assurance that sufficient government or commercial funding or demand for material will be timely secured to permit the continued operation or expansion of the demonstration cascade. If funding or contract for the output are not secured, we would need to terminate operation of the demonstration cascade or continue to operate the cascade at a loss. Refer to Operating Results -

Technical Solutions below and Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details.

In late 2020, DOE announced ten awards under its Advanced Reactor Demonstration Program (“ARDP”) aimed at helping innovative, next-generation reactor designs to overcome technical and financial obstacles to allow for commercialization. This includes a commitment to support construction of two demonstration reactors over the next seven years and awards to support continued development of eight other reactor designs. Nine of the ten reactor designs chosen are expected to require HALEU fuel.

Centrus has built formal and informal relationships with most of the ARDP awardees and expects to be first to market with domestically-produced HALEU that could be used to fuel these reactors. For example, on September 15, 2020, Centrus made a joint announcement with TerraPower LLC (“TerraPower”) that the two companies plan to work together toward establishing commercial-scale domestic HALEU production capabilities. Centrus also has worked under a series of contracts with X Energy, LLC (“X-energy”), a pioneering advanced reactor and advanced nuclear fuel company, to support X-energy’s work to develop a facility to fabricate HALEU into an advanced fuel called tristructural isotropic (TRISO) fuel. TerraPower and X-energy were the two companies chosen by DOE for the largest awards under the ARDP. While first-year funding for the two companies totaled $160 million, DOE announced its intent ultimately to provide a combined total of $3.2 billion over a seven year period to help TerraPower and X-energy build their first reactors. The awards are subject to annual appropriations by Congress and there can be no assurance that the projects will be completed, or that TerraPower and X-energy will ultimately purchase HALEU from Centrus.

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

With the specialized capabilities and workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, we are performing technical, engineering and manufacturing services for a range of commercial and government customers and actively working to secure new customers. Our experience developing, licensing, manufacturing, and operating advanced nuclear components and systems positions us to provide critical design, engineering, manufacturing, and other services to a broad range of potential clients, including those involving sensitive or classified technologies. This work includes design, engineering, manufacturing, and licensing services support for advanced reactor and fuel fabrication projects as well as D&D work.

The Company continues to review opportunities to improve its capital structure and to enhance shareholder value. As a result, pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,092,113 shares of its Class A Common Stock in the three months ended March 31, 2021, for a total of $25.2 million. After expenses and commissions paid to the Agents, the Company’s proceeds total $24.2 million, of which $0.7 million is a receivable recorded in Excess of Capital Over Par Value as of March 31, 2021. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. In addition and in connection with the entry into the amendment (the “Voting Agreement Amendment”) to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc., the Company and Kulayba LLC also entered into an Exchange Agreement, dated February 2, 2021 (the “Exchange Agreement”), pursuant to which Kulayba LLC agreed to exchange (the “Exchange”) 3,873 shares of the Company’s outstanding Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”), representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of the Company’s Class A Common Stock, par value $0.10 per share (“Common Stock”), priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) a Centrus Energy Corp. Warrant to Purchase Common Stock (the “Warrant”), exercisable for 250,000 shares of Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape. In the years following the 2011 Fukushima accident in Japan, the published market prices for uranium enrichment declined more than 75% through mid-2018. While the monthly price indicators have since increased, the uranium enrichment segment of the nuclear fuel market remains oversupplied (in part because foreign-owned enrichers continued to expand enrichment capacity to produce LEU even as demand fell) and faces uncertainty about future demand for nuclear power generation. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Further, the governments of states and counties in which we operate have from time to time issued orders imposing various restrictions, including prohibiting holding gatherings and closing nonessential businesses. Many of these restrictions remain in place and we continue to monitor and adjust as necessary. As a result, the Company has instituted measures such as expanded telework to protect our workforce, to comply with government orders, and to maintain critical operations. Not all work, however, can be performed remotely. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the project. While to date, impacts have been minimal, we are experiencing delays by our suppliers and anticipate increased costs from them as a result of the impact of the COVID-19 pandemic on their operations.

We are working closely with DOE and we are continuing to make progress while implementing measures to protect our workforce. To date, there has been minimal impact to our financial results; however, we cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact our consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2021 at this time.

For further discussion, refer to Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2021-2022. In 2020, we benefited from the one time collection from a customer of $32.6 million in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding. Based on our current order book and under current market conditions, we anticipate fiscal year 2021 and fiscal year 2022 revenues in the LEU segment to be slightly higher than 2020 and gross margins to be similar to 2020, excluding the one-time claim recovery. Please see Forward Looking Statements at the beginning of this Quarterly Report. With respect to our technical solutions segment, currently we are on schedule and within budget on our three year HALEU cost share contract. On October 13, 2020, DOE announced it had selected two U.S.-based teams to receive $160 million in initial funding under the new ARDP. We have preliminarily agreed to provide support to each of these teams as part of our strategy to become the preferred fuel provider to the next generation of advanced reactors. However, we do not have a contract to fuel the reactors and there is no assurance that the reactor projects will go forward or that the awardees will contract with Centrus to fuel the reactors.

Our order book of sales under contract in the LEU segment extends to 2030. As of March 31, 2021, the order book was approximately $989 million. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract which includes approximately $300 million of Deferred Revenue and Advances from Customers. We estimate that approximately 2% of our order book is at risk related to customer operations. Due to the nature of the long term contracts and our order book, we have visibility of a significant portion of our anticipated revenue for 2021 and 2022 in the LEU segment. However, these long term contracts are subject to significant risks and uncertainties, including potential import laws and restrictions, including under the Russian Suspension Agreement, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract. For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Revenue from our LEU segment is derived primarily from the following:
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

Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer deliveries is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. Based on customers’ individual needs, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year or in subsequent years. Customer payments for the SWU component of LEU average roughly $5 million to $10 million per order. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in our operating results.

Utility customers in general have the option to defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the unaudited condensed consolidated financial statements for further details.

Our financial performance over time can be significantly affected by changes in prices for SWU and uranium. Since 2011, market prices for SWU and uranium significantly declined until mid-2018, when they began to trend upward. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind published price indicators by several years. While newer sales reflect the market prices prevalent in recent years, a few older contracts included in our order book have sales prices that are significantly above current market prices.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
120
100
80
60
40
20
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
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

Technical Solutions

Our technical solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing, and operations services being performed under the HALEU Contract. With our private sector customers, we seek to leverage our domestic enrichment experience, engineering know-how, and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities.

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility in Piketon, Ohio. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, once fully implemented, is expected to result in the Company having demonstrated the capability to enrich uranium to the 19.75% concentration in the uranium-235 isotope that is required by many of the advanced reactor concepts now under development. Moreover, by 2022, the Company expects to have secured an NRC license for production of HALEU enriched up to 19.75% U-235 which would be required to fuel advanced reactors currently being developed.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. Costs under the HALEU Contract include program costs, including internal labor, third-party services and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of total costs at completion for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. In 2019, the portion of our anticipated cost share under the HALEU Contract representing our share of remaining projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results and remaining program cost projections. As of March 31, 2021, the accrued contract loss balance was $5.7 million, and Cost of Sales in the three months ended March 31, 2021 and 2020, benefited by $2.0 million and $3.0 million, respectively, for previously accrued contract losses attributable to work performed in the periods. Our HALEU Contract expires in June 2022 and although we believe demand for HALEU will emerge over the next several years thereafter, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

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

Under the X-energy agreements, services are performed pursuant to separate task orders issued and provide for time-and-materials based pricing. The cumulative task orders issued through October 2020 provided for payments to us of $13.7 million and in-kind contributions provided by us of $7.5 million. Under the current agreement, effective November 2020, the cumulative value of the additional task orders issued provides for payments to us of $6.8 million and in-kind contributions to be provided by us of $3.0 million.

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

Results of Operations

Segment Information

The following table presents elements of the accompanying unaudited condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$38.1	$30.7	$7.4	24%
Uranium revenue	—	—	—	—%
Total	38.1	30.7	7.4	24%
Cost of sales	25.4	13.3	(12.1)	(91)%
Gross profit	$12.7	$17.4	$(4.7)

Technical solutions segment
Revenue	$17.5	$14.3	$3.2	22%
Cost of sales	18.5	12.1	(6.4)	(53)%
Gross profit (loss)	$(1.0)	$2.2	$(3.2)

Total
Revenue	$55.6	$45.0	$10.6	24%
Cost of sales	43.9	25.4	(18.5)	(73)%
Gross profit	$11.7	$19.6	$(7.9)

Revenue

Revenue from the LEU segment increased $7.4 million (or 24%) in the three months ended March 31, 2021, compared to the corresponding period in 2020. SWU sales volume increased 50% reflecting the variability in timing of utility customer orders. The average price per SWU decreased 17% in the three-month period compared to 2020, reflecting the particular contracts under which SWU were sold during the periods. There were no uranium sales in either period.

Revenue from the technical solutions segment increased $3.2 million (or 22%) in the three months ended March 31, 2021, compared to the corresponding period in 2020, reflecting increased work performed under the HALEU and X-energy contracts. Revenue in the prior period included work performed under a contract with UT-Battelle LLC.

Cost of Sales

Cost of sales for the LEU segment increased $12.1 million (or 91%) in the three months ended March 31, 2021, compared to the corresponding period in 2020, reflecting the 50% increase in SWU sales volume and a 27% increase in the average unit cost of sales for SWU. Cost of sales includes $15.9 million of previously deferred costs from Deferred Costs Associated with Deferred Revenue that reflect higher inventory costs from 2017-2018. Cost of sales also includes legacy costs related to former employees of the Portsmouth and Paducah Gaseous Diffusion Plants of $0.7 million in the three months ended March 31, 2021 compared to $1.0 million in the corresponding period in 2020. Excluding legacy costs and previously deferred sales, the average unit cost of sales for SWU decreased 14% in the three months ended March 31, 2021, compared to the corresponding period in 2020.

Cost of sales for the technical solutions segment increased $6.4 million (or 53%) in the three months ended March 31, 2021, compared to the corresponding period in 2020, reflecting the increase in contract work performed. Cost of sales benefited by $2.0 million in the current period and $3.0 million in the prior period for previously accrued contract losses attributable to work performed under the HALEU Contract. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit

We realized a gross profit of $11.7 million in the three months ended March 31, 2021, compared to a gross profit of $19.6 million in the corresponding period in 2020.

Our LEU segment realized a gross profit of $12.7 million in the three months ended March 31, 2021, compared to a gross profit of $17.4 million in the corresponding period in 2020. The decrease of $4.7 million reflects the decrease in the average SWU sales price and the increase in the average SWU unit cost, primarily due to previously deferred inventory costs from 2017-2018, partially offset by the increase in SWU sales volume.

For the technical solutions segment, we realized a gross loss of $1.0 million in the three months ended March 31, 2021 compared to a gross profit of $2.2 million for the corresponding period in 2020. The gross profit in the prior period was primarily attributable to the UT-Battelle LLC contract awarded in February 2020. The Company began this scope of work in 2019, and associated costs were recognized in both 2019 and the first half of 2020 when the work was completed.

Non-Segment Information

The following table presents elements of the accompanying unaudited condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Gross profit	$11.7	19.6	$(7.9)	40%
Advanced technology costs	0.5	0.9	0.4	44%
Selling, general and administrative	8.2	8.5	0.3	4%
Amortization of intangible assets	2.1	1.4	(0.7)	(50)%
Other (income) expense, net	—	(0.1)	(0.1)	(100)%
Operating income	0.9	8.9	(8.0)	90%
Nonoperating components of net periodic benefit expense (income)	(4.3)	(2.2)	2.1	95%
Interest expense	—	0.1	0.1	100%
Investment income	—	(0.4)	(0.4)	(100)%
Income before income taxes	5.2	11.4	(6.2)	54%
Income tax expense (benefit)	0.1	0.1	—	—%
Net income	$5.1	$11.3	(6.2)	55%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our customer contracts in the technical solutions segment. Costs declined $0.4 million (or 44%) in the three months ended March 31, 2021, compared to the corresponding period in 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased $0.3 million (or 4%) in the three months ended March 31, 2021, compared to the corresponding period in 2020. Consulting costs decreased $1.1 million and salaries and benefits decreased $0.2 million. Incentive compensation expense increased $1.2 million, primarily related to a remeasurement of obligations under long-term incentive plans which are based on our stock price. Other SG&A expenses decreased by a net $0.2 million.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.7 million (or 50%) in the three months ended March 31, 2021, compared to the corresponding period in 2020. Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $4.3 million for the three months ended March 31, 2021, compared to income of $2.2 million in the corresponding period in 2020. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Interest cost declined in 2021 as a result of lower market interest rates.

Income Tax Expense

The income tax expense was $0.1 million in both the three months ended March 31, 2021 and 2020. The 2021 income tax expense resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items. The 2020 income tax expense resulted primarily from an accrual for a current unrecognized tax benefit.

Centrus continues to maintain a valuation allowance against its federal and certain state net deferred tax assets through March 31, 2021. However, we believe it is reasonably possible that sufficient positive evidence may become available to conclude that some or a significant portion of the federal valuation allowance will no longer be needed and may be released within the next 12 months. The exact timing and amount of the valuation allowance release are dependent upon the actual level of profitability that is achieved as well as other positive and negative evidence. Additional information about the valuation allowance is provided in Note 14, Income Taxes, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Net Income

We generated a net income of $5.1 million in the three months ended March 31, 2021, compared to net income of $11.3 million in the corresponding period in the prior year. The unfavorable variance of $6.2 million was primarily a result of a $7.9 million decrease in gross profit, partially offset by a $2.1 million increase in nonoperating components of net periodic benefit income.

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

On February 2, 2021, the Company completed the exchange of 3,873 shares of its outstanding Preferred Stock, for (i) 231,276 shares of its Class A Common Stock, and (ii) the Warrant to purchase 250,000 shares of Common Stock at an exercise price of $21.62 per share, for an aggregate valuation of approximately $7.5 million. (Refer below to Liquidity and Capital Resources for details.) The carrying value on the Balance Sheet was $1.00 per share par value. The aggregate liquidation preference, including accrued but unpaid dividends, was $1,291.04 per share as of December 31, 2020.

The aggregate valuation of approximately $7.5 million, less accrued but unpaid dividends attributable to the acquired and retired Series B preferred shares, is considered for purposes of Net Income per Share to be a deemed dividend to the extent it exceeds the carrying value on the Balance Sheet, or $6.6 million.

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

	Three Months Ended March 31,
	2021	2020
Numerator (in millions):
Net income	$5.1	$11.3
Less: Preferred stock dividends - undeclared and cumulative	0.7	2.0
Less: Distributed earnings allocable to retired preferred shares	6.6	—
Net income (loss) allocable to common stockholders	$(2.2)	$9.3

Adjusted net income, including distributed earnings allocable to retired preferred shares (Non-GAAP)	$4.4	$9.3

Denominator (in thousands) (a):
Average common shares outstanding - basic	12,818	9,619
Average common shares outstanding - diluted (b)	12,818	9,839

Net Income (Loss) per Share (in dollars):
Basic	$(0.17)	$0.97
Diluted	$(0.17)	$0.95

Adjusted Net Income per Share (Non-GAAP) (in dollars):
Basic	$0.34	$0.97
Diluted	$0.33	$0.95
(a) For details related to average shares outstanding, refer to Note 9, Net Income Per Share of the unaudited condensed consolidated financial statements.
(b) No dilutive effect is recognized in a period in which a net loss has occurred. For purposes of Adjusted Net Income per Share for the three months ended March 31, 2021, average common shares outstanding - diluted is 13,196,000 shares.

Liquidity and Capital Resources

We ended the first quarter of 2021 with a consolidated cash balance of $163.3 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions and the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $102.8 million of the $115 million. The Company has received aggregate cash payments of $69.6 million through March 31, 2021.

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, once fully implemented, is expected to result in the Company having the first NRC-licensed HALEU production facility in the United States and will have demonstrated the ability to enrich uranium to a 19.75% concentration of the U-235 isotope. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the ARDP. HALEU may also be used in advanced nuclear fuels under development for the existing fleet of reactors. In addition to commercial demand, HALEU may be needed for advanced reactor designs that are now under development for the U.S. Department of Defense. Our HALEU Contract expires in June 2022 and although we believe demand for HALEU will emerge in the mid to late 2020s, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Since the HALEU demonstration program will conclude in early 2022, we are focused on developing options to sustain and expand our demonstrated capability for the period immediately following the conclusion of the program. Our goal is to scale up the facility in modular fashion as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. At this time, however, there is no assurance that sufficient government or commercial funding or demand for material will be timely secured to permit the continued operation or expansion of the demonstration cascade. If funding or a contract for the output are not secured, we would need to terminate operation of the demonstration cascade or continue to operate the cascade at a loss. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

We lease facilities and related personal property in Piketon, Ohio, from DOE. In connection with the HALEU Contract, DOE and Centrus renewed the lease agreement in 2019 and extended the lease term through May 31, 2022. Any facilities or equipment constructed or installed under contract with DOE will be owned by DOE, may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its D&D. If we determine the equipment and facilities may benefit Centrus after completion of the HALEU Contract, we have the option to extend the facility lease and ownership of the equipment will be transferred to us, subject to mutual agreement regarding D&D and other issues.

In the event that funding by the U.S. government for research, development and demonstration of gas centrifuge technology is reduced or discontinued, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

Capital expenditures of approximately $1 to $2 million are anticipated over the next 12 months.

The change in cash, cash equivalents and restricted cash from our unaudited condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2021	2020
Cash (used in) operating activities	$(8.5)	$(18.5)
Cash (used in) investing activities	(0.4)	—
Cash provided by (used in) financing activities	20.2	(3.0)
Increase (decrease) in cash, cash equivalents and restricted cash	$11.3	$(21.5)

Operating Activities

In the three months ended March 31, 2021, net cash used in operating activities was $8.5 million. The increase in inventories of $10.3 million and decrease in payables under SWU purchase agreements of $4.4 million reflect a significant use of cash. The net decrease in cash year-over-year is also the result of a net reduction of $12.5 million in deferred revenue and advances from customers which reflects revenue recognized in the current period related to payments received in advance in a prior period. Uses of cash are also reflected in the decrease in pension and postretirement benefit liabilities of $7.4 million. The net income of $5.1 million in the three months ended March 31, 2021, net of non-cash expenses, and the $14.2 million decrease in accounts receivable reflect sources of cash.
In the three months ended March 31, 2020, net cash used in operating activities was $18.5 million. The net reduction of $23.3 million in deferred revenue and advances from customers reflects revenue recognized in the first quarter of 2020 related to payments received in advance in a prior period. Uses of cash are reflected in the decrease in pension and postretirement benefit liabilities of $8.6 million. The uses of cash were partially offset by net income of $11.3 million in the quarter, net of non-cash expenses.

Investing Activities

Investing activities in the three months ended March 31, 2021 consisted of capital expenditures of $0.4 million.

Financing Activities

In the three months ended March 31, 2021, net cash provided by financing activities include net proceeds of $23.2 million from the issuance of common stock pursuant to a Registration Statement on Form S-3. In both the three months ended March 31, 2021 and 2020, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the unaudited condensed consolidated financial statements regarding the accounting for the 8.25% notes (the “8.25% Notes”) maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$163.3	$152.0
Accounts receivable	15.5	29.6
Inventories, net	70.2	59.9
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(119.5)	(131.3)
Other current assets and liabilities, net	(56.2)	(64.1)
Working capital	$67.2	$40.0

We are managing our working capital to seek to improve the long-term value of our LEU and technical solutions businesses and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of our debt securities and credit facilities. We continually evaluate alternatives to manage our capital structure, and may opportunistically repurchase, exchange or redeem Company securities from time to time.

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,092,113 shares of its Class A Common Stock in the three months ended March 31, 2021, for a total of $25.2 million. After expenses and commissions paid to the Agents the Company’s proceeds total $24.2 million, of which $0.7 million is a receivable recorded in Excess of Capital Over Par Value as of March 31, 2021. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020 to the prospectus, dated August 5, 2020. The Company currently intends to use the net proceeds from the ATM Offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock.

As previously disclosed in our Current Report on Form 8-K filed February 5, 2021, on February 2, 2021, the Company entered into an amendment to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (collectively, the “MB Group”) and an Exchange Agreement (as described below) whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 annual meeting of stockholders (the “Annual Meeting”) and Kulayba LLC agreed to exchange shares of Preferred Stock for shares of Common Stock and a warrant to acquire additional shares of Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Common Stock owned of record or beneficially owned by the MB Group at the Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021, to June 30, 2023, and (ii) an increase of shares of Common Stock reserved for delivery under the Company’s 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Common Stock.

In connection with the entry into the Voting Agreement Amendment, the Company and Kulayba LLC also entered into the Exchange Agreement, pursuant to which Kulayba LLC agreed to the Exchange, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Common Stock priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) the Warrant, exercisable for 250,000 shares of Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant is exercisable by Kulayba LLC for a period commencing on the closing date of the Exchange and ending, unless sooner terminated as provided in the Warrant, on the first to occur of: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant) which results in the shareholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027. Additional terms and conditions of the 8.25% Notes are described in Note 6, Debt, of the unaudited condensed consolidated financial statements and Note 9, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference at origination of $104.6 million. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent certain criteria are met and dividends are declared by the Board of Directors. We have not met these criteria for the periods from issuance through March 31, 2021, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of March 31, 2021. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 16, Stockholders’ Equity, of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Commitments under Long-Term SWU Purchase Agreements

The Company purchases SWU contained in LEU from Russia supplied to us under a long-term agreement, as amended, signed in 2011 with the Russian government owned entity TENEX. Under a 2018 agreement, the Company will purchase SWU contained in LEU from the French government owned company, Orano. Refer to Note 11, Commitments and Contingencies, of the unaudited condensed consolidated financial statements for additional information.

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

Off-Balance Sheet Arrangements

Other than outstanding surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at March 31, 2021 or December 31, 2020.

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

As of March 31, 2021, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On September 29, 2020, the defendants filed their response in opposition to the plaintiff’s motion for leave to file a third amended complaint. On October 26, 2020, the plaintiffs filed their reply brief. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint. The defendants’ motion to dismiss is due on May 24, 2021. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and class members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. On November 17, 2020, the Matthews Plaintiffs filed their appellant brief and on February 1, 2021, the Matthews Defendants filed their brief. On February 22, 2021, the Matthews Plaintiffs filed their reply brief. The case is scheduled for oral argument on June 8, 2021. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site and eleven individuals in their personal capacity some of whom are current and former DOE employees were named as defendants (“Walburn Defendants”) in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals (“Walburn Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleges that the named defendants conspired and concealed nuclear incidents in violation of the Price-Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants seek damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the Portsmouth GDP. On November 20, 2020, the Walburn Plaintiffs filed an amended complaint to add two individuals to the complaint as defendants in their individual capacity. One of those individuals is Daniel Poneman, Centrus’ Chief Executive Officer. In the 78-page complaint, Mr. Poneman is referenced only twice, without any cited allegations against him; once in the caption and once referencing his position at the Company. The Company has notified its insurance carrier regarding the claim. On February 11, 2021, the Walburn Plaintiffs amended their complaint for a second time to replace two corporate defendants with two others (one of whom was a contractor to Enrichment Corp. and also to its predecessor prior to its privatization in 1998 and the other a former DOE contractor) and removed four named individual defendants from the complaint. On March 2, 2021, Walburn Defendants filed their motion to dismiss. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty we do not believe that the outcome of any of these legal matters, individually or in the aggregate, will have a material adverse effect on our cash flows, results of operations or consolidated financial condition.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed in interactive data file (XBRL) format.
(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

May 12, 2021	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)