Form 10-Q
period 2021-06-30
CENTRUS ENERGY CORP
filed 2021-08-13
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
    Yes ☐     No ☒
As of August 1, 2021, there were 13,262,103 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In this context, forward-looking statements mean statements related to future events, may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the novel coronavirus (“COVID-19”) pandemic and any worsening of the global business and economic environment as a result: risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; risks related to pandemics and other health crises, such as the global COVID-19 pandemic and emerging variants; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks related to the imposition of sanctions, restrictions or other requirements, including those imposed under the 1992 Russian Suspension Agreement (“RSA”), as amended, international trade legislation and other international trade restrictions; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; our dependence on others for deliveries of LEU including deliveries from the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”), under a commercial supply agreement with TENEX and deliveries under a long-term commercial supply agreement with Orano Cycle (“Orano”); risks associated with our reliance on third-party suppliers to provide essential products and services to us; the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned; our ability to compete in foreign markets may be limited for various reasons; our revenue is largely dependent on our largest customers; risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability; risks related to whether or when government funding or demand for high-assay low-enriched uranium (“HALEU”) for government or commercial uses will materialize; risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology; risk related to our ability to perform and absorb costs under our agreement with the U.S. Department of Energy (“DOE”) to demonstrate the capability to produce HALEU or obtain funding to be able to continue operations and our ability to obtain and/or perform under other agreements; uncertainty regarding our ability to commercially deploy competitive enrichment technology; the potential for further demobilization or termination of our American Centrifuge work; risks that we will not be able to timely complete the work that we are obligated to perform; risks related to our ability to perform fixed-price and cost-share contracts such as our agreement with DOE to demonstrate the capability to produce HALEU, including the risk that costs could be higher than expected; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the Company’s capital concentration; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks related to the limited trading markets in our securities; risks related to decisions made by our Class B stockholders and our Series B Senior Preferred stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risk that a small number of Class A stockholders, whose interests may not be aligned with other Class A stockholders, may exert significant influence over the direction of the Company; risks related to the use of our net operating loss (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; failures or security breaches of our information technology systems; our ability to attract and retain key personnel; the potential for DOE to seek to terminate or exercise its remedies under its agreements with the Company; risks related to actions, including government reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us; risks related to our ability to perform and receive timely payment under agreements with DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits; any changes or termination of agreements with the U.S. government; the competitive environment for our products and services; changes in the nuclear energy industry; the competitive bidding process associated with obtaining contracts, including government contracts; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; potential strategic transactions that could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the impact of government regulation and policies including by the DOE and the U.S. Nuclear Regulatory Commission; risks of accidents during the transportation, handling or processing of hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations; risks associated with claims and litigation arising from past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, gaseous diffusion plants; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including under Part I, Item1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and under Part II, Item 1A – “Risk Factors” of this Quarterly Report on Form 10-Q.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$176.0	$152.0
Accounts receivable	19.0	29.6
Inventories	86.5	64.8
Deferred costs associated with deferred revenue	137.2	151.9
Other current assets	7.2	7.8
Total current assets	425.9	406.1
Property, plant and equipment, net of accumulated depreciation of $2.9 as of June 30, 2021 and $2.7 as of December 31, 2020	5.1	4.9
Deposits for financial assurance	5.7	5.7
Intangible assets, net	59.1	62.8
Other long-term assets	4.8	6.8
Total assets	$500.6	$486.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$38.7	$50.6
Payables under SWU purchase agreements	29.0	21.3
Inventories owed to customers and suppliers	0.3	4.9
Deferred revenue and advances from customers	276.0	283.2
Current debt	6.1	6.1
Total current liabilities	350.1	366.1
Long-term debt	104.9	108.0
Postretirement health and life benefit obligations	126.2	130.8
Pension benefit liabilities	114.4	124.4
Advances from customers	45.1	45.2
Other long-term liabilities	31.3	32.4
Total liabilities	772.0	806.9
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 37,847 and 41,720 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $50.3 as of June 30, 2021 and $53.9 as of December 31, 2020	0.1	0.1
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 13,250,103 and 11,390,189 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1.3	1.1
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of June 30, 2021 and December 31, 2020	0.1	0.1
Excess of capital over par value	125.1	85.0
Accumulated deficit	(398.6)	(407.7)
Accumulated other comprehensive income, net of tax	0.6	0.8
Total stockholders’ deficit	(271.4)	(320.6)
Total liabilities and stockholders’ deficit	$500.6	$486.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Separative work units	$45.2	$58.6	$83.3	$89.3
Uranium	—	4.8	—	4.8
Technical solutions	17.2	12.3	34.7	26.6
Total revenue	62.4	75.7	118.0	120.7
Cost of Sales:
Separative work units and uranium	27.0	18.9	52.4	32.2
Technical solutions	18.3	13.0	36.8	25.1
Total cost of sales	45.3	31.9	89.2	57.3
Gross profit	17.1	43.8	28.8	63.4
Advanced technology costs	0.2	0.7	0.7	1.6
Selling, general and administrative	7.8	10.4	16.0	18.9
Amortization of intangible assets	1.6	1.7	3.7	3.1
Other (income) expense, net	—	—	—	(0.1)
Operating income	7.5	31.0	8.4	39.9
Nonoperating components of net periodic benefit expense (income)	(4.3)	(2.2)	(8.6)	(4.4)
Interest expense	—	—	—	0.1
Investment income	—	—	—	(0.4)
Income before income taxes	11.8	33.2	17.0	44.6
Income tax expense (benefit)	0.2	(0.5)	0.3	(0.4)
Net income and comprehensive income	11.6	33.7	16.7	45.0
Preferred stock dividends - undeclared and cumulative	0.7	2.0	1.4	4.0
Distributed earnings allocable to retired preferred shares	—	—	6.6	—
Net income allocable to common stockholders	$10.9	$31.7	$8.7	$41.0

Net income per share:
Basic	$0.81	$3.28	$0.66	$4.25
Diluted	$0.79	$3.19	$0.65	$4.15
Average number of common shares outstanding (in thousands):
Basic	13,443	9,675	13,132	9,647
Diluted	13,743	9,927	13,452	9,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2021	2020
OPERATING
Net income	$16.7	$45.0
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4.0	3.4
Changes in operating assets and liabilities:
Accounts receivable	10.6	(10.1)
Inventories, net	(11.1)	0.2
Accounts payable and other liabilities	1.6	(1.8)
Payables under SWU purchase agreements	7.8	(5.1)
Deferred revenue and advances from customers, net of deferred costs	(7.8)	(19.3)
Accrued loss on long-term contract	(4.7)	(5.3)
Pension and postretirement benefit liabilities	(14.8)	(16.6)
Other, net	0.6	1.2
Cash provided by (used in) operating activities	2.9	(8.4)

INVESTING
Capital expenditures	(0.7)	(0.1)
Cash (used in) investing activities	(0.7)	(0.1)

FINANCING
Proceeds from the sale of common stock, net	27.2	—
Exercise of stock options	0.4	0.2
Payment of equity issuance costs	(0.3)	—
Withholding of shares to fund grantee tax obligations under stock-based compensation plan	(2.4)	—
Payment of interest classified as debt	(3.1)	(3.1)
Cash provided by (used) in financing activities	21.8	(2.9)

Increase (decrease) in cash, cash equivalents and restricted cash	24.0	(11.4)
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	157.9	136.6
Cash, cash equivalents and restricted cash, end of period (Note 3)	$181.9	$125.2

Non-cash activities:
Common stock and warrant issued in exchange for preferred stock	$7.5	$—
Reclassification of stock-based compensation liability to equity	$7.5	$—
Property, plant and equipment included in accounts payable and accrued liabilities	$0.1	$—
Disposal of right to use lease assets from lease modification	$1.0	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2019	$4.6	$0.8	$0.1	$61.5	$(405.0)	$1.1	$(336.9)
Net income for the three months ended March 31, 2020	—	—	—	—	11.3	—	11.3
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	(0.1)	0.2
Balance at March 31, 2020	$4.6	$0.8	$0.1	$61.8	$(393.7)	$1.0	$(325.4)

Net income for the three months ended June 30, 2020	—	—	—	—	33.7	—	33.7
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	(0.1)	—
Balance at June 30, 2020	$4.6	$0.8	$0.1	$61.9	$(360.0)	$0.9	$(291.7)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)
Net income for the three months ended March 31, 2021	—	—	—	—	5.1	—	5.1
Issuance of common stock	—	0.1	—	23.7	—	—	23.8
Receivable from issuance of stock	—	—	—	(0.7)	—	—	(0.7)
Exchange of preferred stock for common stock and common stock warrant	—	—	—	7.5	(7.6)	—	(0.1)
Reclassification of stock-based compensation liability to equity (Note 10)	—	—	—	7.5	—	—	7.5
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	(0.1)	0.2
Balance at March 31, 2021	$0.1	$1.2	$0.1	$123.3	$(410.2)	$0.7	$(284.8)

Net income for the three months ended June 30, 2021	—	—	—	—	11.6	—	11.6
Issuance of common stock	—	0.1	—	3.4	—	—	3.5
Proceeds from prior issuance of stock	—	—	—	0.7	—	—	0.7
Stock-based compensation shares withheld for employee taxes	—	—	—	(2.4)	—	—	(2.4)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	(0.1)	—
Balance at June 30, 2021	$0.1	$1.3	$0.1	$125.1	$(398.6)	$0.6	$(271.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated balance sheet as of December 31, 2020, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and six months ended June 30, 2021 and 2020, are insignificant.

Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$45.2	$43.1	$54.8	$50.4
Foreign	—	20.3	28.5	43.7
Revenue - SWU and uranium	$45.2	$63.4	$83.3	$94.1

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

Accounts Receivable

	June 30, 2021	December 31, 2020
	($ millions)
Accounts receivable:
Billed	$11.8	$23.0
Unbilled *	7.2	6.6
Accounts receivable	$19.0	$29.6

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	June 30, 2021	December 31, 2020	Year-To-Date Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$3.1	$7.0	$(3.9)
Noncurrent - Other long-term liabilities	$—	$0.7	$(0.7)
Deferred revenue - current	$259.1	$281.7	$(22.6)
Advances from customers - current	$16.9	$1.5	$15.4
Advances from customers - noncurrent	$45.1	$45.2	$(0.1)

Previously deferred sales recognized in revenue totaled $28.5 million and $0 million in the six months ended June 30, 2021 and 2020, respectively.

LEU Segment

The SWU component of low-enriched uranium (“LEU”) typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales generally are shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU segment (“order book”) extends to 2030. As of June 30, 2021, the order book was approximately $1 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $321 million of Deferred Revenue and Advances from Customers. Refer to Contract Liabilities table above. As of December 31, 2020, the order book was approximately $960 million.

Most of the Company’s enrichment contracts provide for fixed purchases of SWU during a given year. The Company’s order book partially is based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. The Company’s order book estimate also is based on the Company’s estimates of selling prices, which may be subject to change. For example, depending on the terms of specific contracts, prices may adjust based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

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

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. In 2019, the portion of the Company’s anticipated cost share under the HALEU Contract representing the Company’s share of projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results, remaining program cost projections and the Company’s anticipated cost-share. Cost of sales in the six months ended June 30, 2021 and 2020 benefited by $4.6 million and $5.3 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of June 30, 2021, a total of $15.2 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities was $3.1 million.

The HALEU Contract is funded incrementally and DOE currently is obligated for costs up to approximately $113.4 million of the $115 million. The Company has received aggregate cash payments of $86.5 million through June 30, 2021.

At present, work under the HALEU Contract remains on schedule but we have been experiencing increased delays from vendors and increased costs due to the continuing effects of the COVID-19 pandemic. Additionally, COVID-19 related supply chain difficulties may also affect DOE in its supply of equipment that it is required to furnish under the contract. As a result, we currently estimate that costs to complete the existing scope of the HALEU Contract have increased approximately $8.8 million over the 2019 initial estimate. Additional COVID-19 related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in material further increases to our estimate of the costs required to complete the demonstration cascade and produce HALEU, as well as delay completion of the HALEU Contract. The Company does not currently have a contractual obligation to perform work in excess of the 2019 initial cost estimate for the HALEU Contract and therefore, no additional costs have been accrued as of June 30, 2021. We have informed DOE that we currently estimate the cost to complete the demonstration cascade and produce HALEU has increased from the 2019 initial cost estimate and we plan to seek additional funding commitments from DOE for the additional costs. If the Company commits to a plan to complete the demonstration cascade and produce HALEU and DOE does not commit to fully fund the additional costs, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

Centrus and DOE have yet to settle fully the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed for DOE unrelated to the HALEU Contract. There is the potential for additional income to be recognized for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables. As a result of the application of fresh start accounting following the Company’s emergence from Chapter 11 bankruptcy on September 30, 2014, the receivables related to the Company’s claims for payment are carried at fair value as of September 30, 2014, which is net of the valuation allowances. Refer to Note 11, Commitments and Contingencies -- Legal Matters.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the unaudited condensed consolidated balance sheet to amounts on the unaudited condensed consolidated statement of cash flows (in millions):

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$176.0	$119.3
Deposits for financial assurance - current	0.2	0.2
Deposits for financial assurance - noncurrent	5.7	5.7
Total cash, cash equivalents and restricted cash	$181.9	$125.2

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

4. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	June 30, 2021			December 31, 2020
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$14.7	$0.1	$14.6	$17.0	$4.6	$12.4
Uranium	71.8	0.2	71.6	47.8	0.3	47.5
Total	$86.5	$0.3	$86.2	$64.8	$4.9	$59.9

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

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$33.4	$21.2	$54.6	$32.0	$22.6
Customer relationships	68.9	31.0	37.9	68.9	28.7	40.2
Total	$123.5	$64.4	$59.1	$123.5	$60.7	$62.8

6. DEBT

A summary of debt is as follows (in millions):

		June 30, 2021		December 31, 2020
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	30.6	6.1	33.7
Total		$6.1	$104.9	$6.1	$108.0

Interest on the 8.25% notes (the “8.25% Notes”) maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. As shown in the table above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the notes and not as interest expense. As of June 30, 2021, and December 31, 2020, $6.1 million of interest was recorded as current and classified as Current Debt in the unaudited condensed consolidated balance sheet. Additional terms and conditions of the 8.25% Notes are described in Note 9, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
•Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$176.0	$—	$—	$176.0	$152.0	$—	$—	$152.0
Deferred compensation asset (a)	3.0	—	—	3.0	2.4	—	—	2.4

Liabilities:
Deferred compensation obligation (a)	$2.8	$—	$—	$2.8	$2.3	$—	$—	$2.3

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

Other Financial Instruments

As of June 30, 2021, and December 31, 2020, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	June 30, 2021			December 31, 2020
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$111.0	(b)	$74.6	$114.1	(b)	$68.6
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service costs	$0.7	$0.9	$1.5	$1.8
Interest costs	4.5	6.0	9.0	12.1
Amortization of prior service costs (credits), net	—	—	(0.1)	(0.1)
Expected return on plan assets (gains)	(9.6)	(9.4)	(19.2)	(18.8)
Net periodic benefit (credits)	$(4.4)	$(2.5)	$(8.8)	$(5.0)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest costs	$0.8	$1.2	$1.7	$2.4
Net periodic benefit costs	$0.8	$1.2	$1.7	$2.4

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
On February 2, 2021, the Company completed the exchange of 3,873 shares of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”) for (i) 231,276 shares of Class A Common Stock and (ii) a warrant to purchase 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, for an aggregate valuation of approximately $7.5 million. (Refer to Note 10 - Stockholders’ Equity). The carrying value of the Preferred Stock on the Balance Sheet was $1.00 per share par value. The aggregate liquidation preference of the Preferred Stock, including accrued but unpaid dividends, was $1,291.04 per share as of December 31, 2020.
The aggregate valuation of approximately $7.5 million, less accrued but unpaid dividends attributable to the acquired and retired shares of Preferred Stock, is considered for purposes of Net Income per Share to be a deemed dividend in the aggregate amount equal to the amount by which it exceeds the carrying value of the Preferred Stock on the Balance Sheet, or $6.6 million.
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator (in millions):
Net income	$11.6	$33.7	$16.7	$45.0
Less: Preferred stock dividends - undeclared and cumulative	0.7	2.0	1.4	4.0
Less: Distributed earnings allocable to retired preferred shares	—	—	6.6	—
Net income allocable to common stockholders	$10.9	$31.7	$8.7	41.0

Denominator (in thousands):
Average common shares outstanding - basic	13,443	9,675	13,132	9,647
Potentially dilutive shares related to stock options and restricted stock units	300	252	320	235
Average common shares outstanding - diluted	13,743	9,927	13,452	9,882

Net income per share (in dollars):
Basic	$0.81	$3.28	$0.66	$4.25
Diluted	$0.79	$3.19	$0.65	$4.15

10. STOCKHOLDERS’ EQUITY

Pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,238,637 shares of its Class A Common Stock in the six months ended June 30, 2021 for a total of $28.7 million. After expenses and commissions paid to the Agents the Company’s proceeds totaled $27.6 million. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and deployment and to repay outstanding debt or retire shares of its Preferred Stock.

As previously disclosed in our Current Report on Form 8-K filed February 5, 2021, on February 2, 2021, the Company entered into an amendment (the “Voting Agreement Amendment”) to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (collectively, the “MB Group”) and an Exchange Agreement (as described below) whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 annual meeting of stockholders (the “Annual Meeting”) and Kulayba LLC agreed to exchange shares of the Company’s Preferred Stock for shares of the Company’s Class A Common Stock and a warrant to acquire additional shares of Class A Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Class A Common Stock owned of record or beneficially owned by the MB Group at the Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021, to June 30, 2023, and (ii) an increase of shares of Class A Common Stock reserved for delivery under the Company’s Centrus Energy Corp 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Class A Common Stock. At the Annual Meeting, both of the above referenced proposals were approved by the Company’s stockholders.

In connection with the entry into the Voting Agreement Amendment, the Company and Kulayba LLC also entered into an Exchange Agreement, dated February 2, 2021 (the “Exchange Agreement”), pursuant to which Kulayba LLC agreed to exchange (the “Exchange”) 3,873 shares of Preferred Stock, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Class A Common Stock priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) a Centrus Energy Corp. Warrant to Purchase Class A Common Stock (the “Warrant”), exercisable for 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant is exercisable by Kulayba LLC for a period commencing on the closing date of the Exchange and ending, unless sooner terminated as provided in the Warrant, on the first to occur of: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant) which results in the shareholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

Notional stock units are a component of the 2019 Executive Incentive Plan for participating executives for the three-year period ending December 31, 2021, with an interim payment in April 2021 and the final payment targeted for 2022. Notional stock units and stock appreciation rights were granted to participating executives for the three-year period ending April 26, 2023. The notional stock units and stock appreciation rights may be payable in common stock, cash or a combination of both at the discretion of the Board of Directors. Since the awards are likely to be settled with cash payments, compensation cost for notional stock units and stock appreciation rights are re-measured each reporting period based on the trading price of the Company’s Class A Common Stock and the cumulative vested costs are accrued in Accounts Payable and Accrued Liabilities or Other Long-Term Liabilities based on the anticipated payment date. A portion of the April 2021 interim payment referenced above was paid in shares at the discretion of the Board of Directors. The related obligation of $7.5 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2021 based on the market share price at the time of the Board’s decision. In the second quarter of 2021, the Company withheld $2.4 million of shares that vested during the period for the purpose of funding the grantees’ tax withholding obligations under the terms of the stock-based compensation plan.

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

Decontamination and Decommissioning of Plant of Former Power Supplier

In 1993, the United States Enrichment Corporation, at that time a wholly owned government corporation (“USEC-Government”), entered into a lease for the Paducah and Portsmouth Gaseous Diffusion Plants (collectively, the “GDPs”) with the U.S. Department of Energy (“DOE”). As part of that lease, DOE and USEC-Government also entered into a memorandum of understanding (“Power MOU”) regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became the United States Enrichment Corporation, now a principal subsidiary of the Company (“Enrichment Corp.”). Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp. and Enrichment Corp. was given the right to purchase power from DOE. The Paducah GDP was shut down and deleased by Enrichment Corp. in 2013. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to be decontaminated and decommissioned (D&D). According to DOE, the power purchase agreement with Electric Energy Inc. (“EEI”) requires DOE to pay for a portion of the D&D costs of the Joppa power plant and DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment

Corp. under the Power MOU in the amount of approximately $9.6 million. At this time, the Company has not had an opportunity to assess DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. Consequently, the Company has not formed an opinion on the merits nor is it able to estimate the potential liability, if any, and no expense or liability has been accrued.

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

On January 13, 2021, the Company and DOE reached a tentative agreement to settle the litigation. The settlement is subject to the approval by DOE, the U.S. Department of Justice, the Company’s Board of Directors, and the Court. If the settlement ultimately is approved by all parties, DOE is expected to pay the Company $43.5 million (inclusive of any interest due). Any amounts received by the Company in connection with the settlement will be applied to pension and post-retirement benefits obligations. The Company can give no assurance whether or when the tentative settlement will receive the required approvals or whether the Company will ultimately recover some, all or none of the proposed settlement amount.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint. On May 24, 2021, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the complaint. Meanwhile, the parties are in the discovery stage of litigation where the parties are seeking the court’s ruling on the scope of discovery. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and class members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. On November 17, 2020, the Matthews Plaintiffs filed their appellant brief and on February 1, 2021, the Matthews Defendants filed their brief. On February 22, 2021, the Matthews Plaintiffs filed their reply brief. The case, which was originally scheduled for oral argument on July 29, 2021, has been postponed for a second time pursuant to Plaintiffs’ counsel’s request; a new date for oral argument has yet to be determined. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. had provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site and eleven individuals in their personal capacity some of whom are current and former DOE employees were named as defendants (“Walburn Defendants”) in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals (“Walburn Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleges that the named defendants conspired and concealed nuclear incidents in violation of the Price-

Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants seek damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the Portsmouth GDP. On November 20, 2020, the Walburn Plaintiffs filed an amended complaint to add two individuals to the complaint as defendants in their individual capacity. One of those individuals is Daniel Poneman, Centrus’ Chief Executive Officer. In the 78-page complaint, Mr. Poneman is referenced only twice, without any cited allegations against him; once in the caption and once referencing his position at the Company. The Company has notified its insurance carrier regarding the claim. On February 11, 2021, the Walburn Plaintiffs amended their complaint for a second time to replace two corporate defendants with two others (one of whom was a contractor to Enrichment Corp. and also to its predecessor prior to its privatization in 1998 and the other a former DOE contractor) and removed four named individual defendants from the complaint. On March 2, 2021, Walburn Defendants filed their motion to dismiss. On July 14, 2021, the court put the case on hold until November 11, 2021, to give the Plaintiffs the opportunity to retain new counsel. The court conditionally granted the Plaintiffs’ local counsel’s request to withdraw as counsel and terminated the representation of the two other co-counsel. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
LEU segment:
Separative work units	$45.2	$58.6	$83.3	$89.3
Uranium	—	4.8	—	4.8
Total	45.2	63.4	83.3	94.1
Technical solutions segment	17.2	12.3	34.7	26.6
Total revenue	$62.4	$75.7	$118.0	$120.7

Segment Gross Profit (Loss)
LEU segment	$18.2	$44.5	$30.9	$61.9
Technical solutions segment	(1.1)	(0.7)	(2.1)	1.5
Gross profit	$17.1	$43.8	$28.8	$63.4

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended June 30, 2021, three customers in the LEU segment represented $14.5 million, $11.2 million and $10.4 million, respectively, of revenue and one customer in the technical solutions segment represented $15.2 million of revenue. In the six months ended June 30, 2021, two customers in the LEU segment represented $28.5 million and $14.5 million, respectively, of revenue and one customer in the technical solutions segment represented $30.8 million of revenue.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social and market uncertainty created by the COVID-19 pandemic, including emerging variants. See “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Centrus Energy Corp., a Delaware corporation, is a trusted supplier of nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon-free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates.

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

Our global order book includes long-term sales contracts with major utilities through 2030. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins. Spot price indicators for SWU have risen by approximately 59% since bottoming out in August 2018.

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

Our technical solutions segment has as its goal the restoration of America’s domestic uranium enrichment capability, to play a critical role in meeting U.S. national security and energy security requirements, in advancing America’s nonproliferation objectives, and in delivering the next-generation nuclear fuels that will power the future of nuclear energy as it provides reliable carbon-free power around the world. The United States has not had a domestic uranium enrichment capability suitable to meet U.S. national security requirements since the aging Paducah Gaseous Diffusion Plant (“Paducah GDP”) shut down in 2013. Longstanding U.S. policy and binding nonproliferation agreements prohibit the use of foreign-origin enrichment technology for U.S. national security missions. Our AC100M centrifuge is currently the only deployment-ready U.S. uranium enrichment technology in the U.S. that can meet these national security requirements.

Centrus is uniquely positioned to lead the transition to a new nuclear fuel component known as high-assay low-enriched uranium (“HALEU”), which is expected to be required by the commercial and government sectors for a number of advanced reactor and fuel designs currently under development. Centrus is the only company with a license from the U.S. Nuclear Regulatory Commission (“NRC”) to enrich HALEU. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU has a uranium-235 concentration ranging from 5% to 20%, giving it several potential technical and economic advantages. For example, the higher concentration of uranium-235 means that reactors can be smaller and require less frequent refueling. Reactors can also achieve higher “burnup” rates, meaning that a smaller volume of fuel will be required overall and less waste will be produced. HALEU may also be used in the future to fabricate next-generation fuel forms for the existing fleet of reactors in the United States and around the world. These new HALEU-based fuels could enhance the economics of nuclear reactors and their inherent safety features while increasing the amount of electricity that can be generated at existing reactors. HALEU fuel may also ultimately be used in new commercial and government applications in the future, such as reactors for the U.S. military or the U.S. space program.

In 2019, Centrus began work on a three-year, $115 million cost-share contract (the “HALEU Contract”) with the U.S. Department of Energy (“DOE”) to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. Despite the challenges of COVID-19, we have continued to make progress under the HALEU Contract. In June 2021, Centrus announced that the NRC approved the Company’s license amendment request to enrich HALEU at the Piketon, Ohio, enrichment facility (the “Piketon facility”). The Piketon facility is currently the only U.S. facility licensed to enrich uranium up to 20% Uranium-235 (U-235). Centrus expects to begin demonstrating HALEU production of modest quantities of HALEU in early 2022 at the Piketon facility. The HALEU Contract term is through May 31, 2022.

At present, work under the HALEU Contract remains on schedule but we have been experiencing increased delays from vendors and increased costs due to the continuing effects of the COVID-19 pandemic. Additionally, COVID-19 related supply chain difficulties may also affect DOE in its supply of equipment that it is required to furnish under the contract. As a result, we currently estimate that costs to complete the existing scope of the HALEU Contract have increased approximately $8.8 million over the 2019 initial estimate. Additional COVID-19 related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in material further increases to our estimate of the costs required to complete the demonstration cascade and produce HALEU, as well as delay completion of the HALEU Contract. The Company does not currently have a contractual obligation to perform work in excess of the 2019 initial cost estimate for the HALEU Contract and therefore, no additional costs have been accrued as of June 30, 2021. We have informed DOE that we currently estimate the cost to complete the demonstration cascade and produce HALEU has increased from the 2019 initial cost estimate and we plan to seek additional funding commitments from DOE for the additional costs. If the Company commits to a plan to complete the demonstration cascade and produce HALEU and DOE does not commit to fully fund the additional costs, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

We believe our investment in the HALEU technology will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels. At present, there are a number of demonstration advanced reactors under development. Advanced nuclear reactors promise to provide an important source of reliable carbon-free power. By investing in HALEU technology now, and as the only American-based company currently pursuing HALEU enrichment capability, we believe the Company could be positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases in the mid- to late-2020s with the development of advanced reactors. Further, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. Also, foreign government-owned and operated competitors could seek to enter the market and offer HALEU at more competitive prices. There is one known foreign government-owned source which currently has the capability to produce HALEU although this source is currently subject to trade restrictions that limit the amount of material from this source which may be imported into the United States. Other foreign government-owned entities which are not currently subject to U.S. trade restrictions, however, may enter the market. One such foreign-government owned entity has expressed an interest in and potential capability for HALEU production but has not committed publicly to enter the market to enrich above 10% uranium-235 enrichment assays. These potential market participants have indicated publicly that it would take 6 to 7 years to be able to produce HALEU.

The HALEU demonstration program is expected to be completed in early 2022, and we have been working on developing options to sustain and expand our demonstrated capability for the period following the conclusion of the program. Our goal is to scale up the Piketon facility in modular fashion as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the HALEU.

On May 28, 2021, the President submitted his proposed budget for government fiscal year 2022, which runs from October 1, 2021, to September 30, 2022. The budget proposal included approximately $33 million for the creation of a new “HALEU availability” program as authorized by the Energy Act of 2020. The DOE’s Office of Nuclear Energy has listed the Energy Act of 2020 in the President’s budget to support the provision of HALEU as one of its key takeaways, stating: “For advanced reactors to realize their full potential, most will require a fuel that is not currently available at commercial scale. [The Department] is seeking $33 million to initiate a new program to provide high-assay low-enriched uranium (HALEU) for advanced reactor demonstration projects and future commercialization. The new program, authorized by the Energy Act of 2020, responds to congressional direction to ensure HALEU fuel is commercially available when advanced reactors enter the marketplace.”

As the DOE Office of Nuclear Energy further stated: “It is projected that more than 40 metric tons of HALEU will be needed by 2030 with additional amounts required each year to deploy a new fleet of advanced reactors and support the Administration’s net-zero emissions targets by 2050.” In addition, the budget proposal states that one of the goals of the HALEU availability program is to “Continue to operate the 16-centrifuge cascade in Piketon to provide a limited amount of HALEU while working on efforts to commercialize the technology.”

While we are encouraged by the President’s budget submission and the statements made by DOE, as well as indications of strong bipartisan and stakeholder support, it is not clear how much funding, if any, will be included in the final U.S. government budget for 2022. Further, it is not clear what portion, if any, of the final budget would be allocated to the demonstration cascade or other Centrus projects. Finally, there is no assurance that sufficient government or commercial funding or demand for material will be timely secured to permit the continued operation or expansion of the demonstration cascade. If sufficient funding or a contract for the output is not secured, we would need to terminate operation of the demonstration cascade or continue to operate the cascade at what may be a substantial loss with an adverse effect on our liquidity. Refer to Operating Results - Technical Solutions below and Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details, as updated in this report in Part II, Item 1A, Risk Factors.

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

Centrus has built formal and informal relationships with most of the ARDP awardees and expects to be first to market with domestically-produced HALEU that could be used to fuel these reactors. For example, on September 15, 2020, Centrus made a joint announcement with TerraPower LLC (“TerraPower”) that the two companies plan to work together toward establishing commercial-scale domestic HALEU production capabilities. Centrus also has worked under a series of contracts with X Energy, LLC (“X-energy”), a pioneering advanced reactor and advanced nuclear fuel company, to support X-energy’s work to develop a facility to fabricate HALEU into an advanced fuel called tristructural isotropic (“TRISO”) fuel.

On October 13, 2020, DOE announced it had selected TerraPower and X-energy to receive $160 million in initial funding under the new ARDP. While first-year funding for the two companies totaled $160 million, DOE announced its intent ultimately to provide a combined total of $3.2 billion over a seven year period to help TerraPower and X-energy build their first reactors. The awards are subject to annual appropriations by Congress and there can be no assurance that the projects will be completed. We have preliminarily agreed to provide support to each of these teams as part of our strategy to become the preferred fuel provider to the next generation of advanced reactors. However, we do not have a contract to fuel the reactors and there is no assurance that the reactor projects will go forward or that TerraPower and X-energy will ultimately purchase HALEU from Centrus to fuel the reactors.

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

The Company continues to review opportunities to improve its capital structure and to enhance shareholder value. As a result, pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,238,637 shares of its Class A Common Stock in the six months ended June 30, 2021, for a total of $28.7 million. After expenses and commissions paid to the agents, the Company’s proceeds total $27.6 million. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. In addition and in connection with the entry into the amendment (the “Voting Agreement Amendment”) to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc., the Company and Kulayba LLC also entered into an Exchange Agreement, dated February 2, 2021 (the “Exchange Agreement”), pursuant to which Kulayba LLC agreed to exchange (the “Exchange”) 3,873 shares of the Company’s outstanding Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”), representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of the Company’s Class A Common Stock, priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) a Centrus Energy Corp. Warrant to Purchase Common Stock (the “Warrant”), exercisable for 250,000 shares of Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

The nuclear industry in general, and the nuclear fuel industry in particular, is in a period of significant change, which continues to affect the competitive landscape. In the years following the 2011 Fukushima accident in Japan, the published market prices for uranium enrichment declined more than 75% through mid-2018. While the monthly price indicators have since increased, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The Company has taken actions to protect its workforce and to maintain critical operations. Travel, operational, and other restrictions imposed by the U.S. and foreign governments may impact our ability to make future sales and may impact the ability of our suppliers, including our suppliers of low enriched uranium, to perform under their contracts. As of the date of this filing, our LEU segment operations have not been materially affected by the COVID-19 pandemic and we are working with our suppliers, fabricators, and customers to monitor the situation closely, including with respect to the impact of emerging variants. However, our technical solutions segment has been impacted by supply chain disruptions and increased costs as a result of the pandemic.

Further, the governments of states and counties in which we operate have from time to time issued orders imposing various restrictions, including prohibiting holding gatherings and closing nonessential businesses. Many of these restrictions remain in place and we continue to monitor and adjust as necessary. As a result, the Company has instituted measures such as expanded telework to protect our workforce, to comply with government orders, and to maintain critical operations. We are working closely with DOE and we are continuing to make progress while implementing measures to protect our workforce. Not all work, however, can be performed remotely. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the HALEU project. We are experiencing delays by our suppliers and anticipate increased costs from them as a result of the impact of the COVID-19 pandemic on their operations. Refer to the HALEU Contract discussion above in Overview for additional details.

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

For further discussion, refer to Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A, Risk Factors, in this report.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Operating results for the three and six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2021-2022. In 2020, we benefited from the one-time collection from a customer of $32.6 million in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding. Based on our current order book and under current market conditions, we anticipate fiscal year 2021 and fiscal year 2022 revenues in the LEU segment to be slightly higher than 2020 and gross margins to be similar to 2020, excluding the one-time claim recovery. Please see Forward Looking Statements at the beginning of this Quarterly Report. With respect to our technical solutions segment, work under the HALEU Contract currently remains on schedule but we have been experiencing increased delays from vendors and increased costs due to the continuing COVID pandemic. We are working with DOE to minimize the impacts and to obtain funding for these additional costs. Additional funding commitments from DOE and a contract amendment will be required to complete the project. Refer to Overview above for additional details.

Our order book of sales under contract in the LEU segment extends to 2030. As of June 30, 2021, the order book was approximately $1 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract which includes approximately $321 million of Deferred Revenue and Advances from Customers. We estimate that approximately 2% of our order book is at risk related to customer operations. Due to the nature of the long term contracts and our order book, we have visibility of a significant portion of our anticipated revenue for 2021 and 2022 in the LEU segment. However, these long term contracts are subject to significant risks and uncertainties, including potential import laws and restrictions, including under the Russian Suspension Agreement, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract. For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
•Costs, future funding and demand for HALEU;
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
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A, Risk Factors, in this report.

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

Centrus recognizes revenue at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer deliveries is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. Based on customers’ individual needs, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year or in subsequent years. Customer payments for the SWU component of LEU average roughly $5 million to $10 million per order. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in our operating results.

Utility customers in general have the option to defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the unaudited condensed consolidated financial statements for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and uranium. Since 2011, market prices for SWU and uranium significantly declined until mid-2018, when they began to trend upward. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind published price indicators by several years. While newer sales reflect the market prices prevalent in recent years, a few older contracts included in our order book have sales prices that are significantly above current market prices.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
120
100
80
60
40
20
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
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

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility in Piketon, Ohio. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, once fully implemented, is expected to result in the Company having demonstrated the capability to enrich uranium to the 20% concentration in the uranium-235 isotope that is required by many of the advanced reactor concepts now under development. Centrus is the only company with an NRC license to enrich HALEU.

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. Costs under the HALEU Contract include program costs, including internal labor, third-party services and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of total costs for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. In 2019, the portion of our anticipated cost share under the HALEU Contract representing our share of projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results, remaining program cost projections and the Company’s anticipated cost-share. Cost of Sales in the six months ended June 30, 2021 and 2020, benefited by $4.6 million and $5.3 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of June 30, 2021, a total of $15.2 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities was $3.1 million. Our HALEU Contract expires May 31, 2022 and although we believe demand for HALEU will emerge over the next several years thereafter, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

At present, work under the HALEU Contract remains on schedule but we have been experiencing increased delays from vendors and increased costs due to the continuing effects of the COVID-19 pandemic. Additionally, COVID-19 related supply chain difficulties may also affect DOE in its supply of equipment that it is required to furnish under the contract. As a result, we currently estimate that costs to complete the existing scope of the HALEU Contract have increased approximately $8.8 million over the 2019 initial estimate. Additional COVID-19 related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in material further increases to our estimate of the costs required to complete the demonstration cascade and produce HALEU, as well as delay completion of the HALEU Contract. The Company does not currently have a contractual obligation to perform work in excess of the 2019 initial cost estimate for the HALEU Contract and therefore, no additional costs have been accrued as of June 30, 2021. We have informed DOE that we currently estimate the cost to complete the demonstration cascade and produce HALEU has increased from the 2019 initial cost estimate and we plan to seek additional funding commitments from DOE for the additional costs. If the Company commits to a plan to complete the demonstration cascade and produce HALEU and DOE does not commit to fully fund the additional costs, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

Commercial Contracting

In March 2018, we entered into an initial services agreement with X-energy to provide technical and resource support for conceptual design of its TRISO fuel manufacturing process. In November 2018, we entered into a second services agreement with X-energy to proceed with preliminary design of the TRISO facility. Under both agreements, which were funded by two separate cooperative agreement awards by DOE, we provide X-energy with non-cash in-kind contributions pursuant to X-energy’s obligations under those agreements. In November 2020, the parties extended the period of performance through August 2021.

Under the X-energy agreements, Centrus performs services pursuant to separate task orders issued and provide for time-and-materials based pricing. The cumulative task orders issued through October 2020 provided for payments to us of $13.7 million and in-kind contributions provided by us of $7.5 million. Under the current agreement, effective November 2020, the cumulative value of the additional task orders issued provides for payments to us of $6.8 million and in-kind contributions to be provided by us of $3.0 million.

In addition, we have entered into other contracts for engineering, design, and advanced manufacturing services with other commercial entities.

Prior Site Services Work

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth GDP and Paducah GDP. The Company and DOE have yet to fully settle the Company’s claims for reimbursements for certain pension and postretirement benefits costs related to past contract work performed at the Portsmouth GDP and Paducah GDP. There is the potential to recognize additional income for this work pending the outcome of legal proceedings related to the Company’s claims for payment and the potential release of previously established valuation allowances on receivables. Refer to Note 11, Commitments and Contingencies — Legal Matters, of our condensed consolidated financial statements in Part I of this report for additional information.

Results of Operations

Segment Information

The following tables present elements of the accompanying unaudited condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$45.2	$58.6	$(13.4)	(23)%
Uranium revenue	—	4.8	(4.8)	—%
Total	45.2	63.4	(18.2)	(29)%
Cost of sales	27.0	18.9	(8.1)	(43)%
Gross profit	$18.2	$44.5	$(26.3)

Technical solutions segment
Revenue	$17.2	$12.3	$4.9	40%
Cost of sales	18.3	13.0	(5.3)	(41)%
Gross (loss)	$(1.1)	$(0.7)	$(0.4)

Total
Revenue	$62.4	$75.7	$(13.3)	(18)%
Cost of sales	45.3	31.9	(13.4)	(42)%
Gross profit	$17.1	$43.8	$(26.7)

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$83.3	$89.3	$(6.0)	(7)%
Uranium revenue	—	4.8	(4.8)	—%
Total	83.3	94.1	(10.8)	(11)%
Cost of sales	52.4	32.2	(20.2)	(63)%
Gross profit	$30.9	$61.9	$(31.0)

Technical solutions segment
Revenue	$34.7	$26.6	$8.1	30%
Cost of sales	36.8	25.1	(11.7)	(47)%
Gross profit (loss)	$(2.1)	$1.5	$(3.6)

Total
Revenue	$118.0	$120.7	$(2.7)	(2)%
Cost of sales	89.2	57.3	(31.9)	(56)%
Gross profit	$28.8	$63.4	$(34.6)

Revenue

Revenue from the LEU segment decreased $18.2 million (or 29%) in the three months and $10.8 million (or 11%) in the six months ended June 30, 2021, compared to the corresponding periods in 2020. SWU revenue in 2020 included a one-time payment of $32.4 million collected from a customer as part of the customer’s bankruptcy proceeding. Excluding this one-time payment in 2020, revenue from the sales of SWU increased $19.0 million in the three months and $26.4 million in the six months ended June 30, 2021. The volume of SWU sold increased 106% for the six-month period ended June 30, 2021 and the average SWU price decreased 29%, largely due to the variability in timing of utility customer orders and the particular contracts under which SWU were sold during the periods. There were no uranium sales in the six months ended June 30, 2021, compared to $4.8 million in the corresponding period in 2020.

Revenue from the technical solutions segment increased $4.9 million (or 40%) in the three months and $8.1 million (or 30%) in the six months ended June 30, 2021, compared to the corresponding periods in 2020, due to increased work performed under the HALEU and X-energy contracts. Revenue in the prior period included work performed under a contract with UT-Battelle LLC.

Cost of Sales

Cost of sales for the LEU segment increased $8.1 million (or 43%) in the three months and $20.2 million (or 63%) in the six months ended June 30, 2021, compared to the corresponding periods in 2020, largely reflecting increases in SWU sales volume partially offset by decreases in the average SWU unit cost. The volume of SWU sold increased 157% for the three-month period and the average SWU unit cost decreased 23%. The volume of SWU sold increased 106% for the six-month period and the average SWU unit cost decreased 6%. Cost of sales in the first quarter of 2021 included $15.9 million of previously deferred costs from Deferred Costs Associated with Deferred Revenue that reflected higher inventory costs from 2017-2018. Cost of sales also includes legacy costs related to former employees of the Portsmouth and Paducah Gaseous Diffusion Plants of $1.4 million in the six months ended June 30, 2021 compared to $1.7 million in the corresponding period in 2020. Excluding legacy costs and previously deferred sales, the average unit cost of sales for SWU decreased 20% in the six months ended June 30, 2021, compared to the corresponding period in 2020.

Cost of sales for the technical solutions segment increased $5.3 million (or 41%) in the three months and $11.7 million (or 47%) in the six months ended June 30, 2021, compared to the corresponding periods in 2020, largely reflecting the increase in contract work performed. Cost of sales benefited by $4.6 million in the current six-month period and $5.3 million in the prior six-month period for previously accrued contract losses attributable to work performed under the HALEU Contract. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit

We realized a gross profit of $17.1 million in the three months and $28.8 million in the six months ended June 30, 2021, compared to a gross profit of $43.8 million and $63.4 million in the corresponding periods in 2020. Gross profit in the three and six months ended June 30, 2020, included $32.4 million collected from a customer in settlement of a supply contract that was rejected as part of the customer’s bankruptcy proceeding. Excluding these proceeds from the 2020 periods, gross profit increased $5.7 million in the three-month period and decreased $2.2 million in the six-month period.

Our LEU segment realized a gross profit of $18.2 million in the three months and $30.9 million in the six months ended June 30, 2021, compared to a gross profit of $44.5 million and $61.9 million in the corresponding periods in 2020. Excluding the recovery on bankruptcy court claims of $32.4 million in the prior periods, the gross profit for SWU sales increased $6.1 million in the three-month period and $1.4 million in the six-month period due primarily to increases in SWU sales volume and decreases in the average SWU unit cost, partially offset by decreases in the average SWU sales price.

For the technical solutions segment, we realized a gross loss of $1.1 million in the three months and $2.1 million in the six months ended June 30, 2021 compared to a gross loss of $0.7 million and a gross profit of $1.5 million for the corresponding periods in 2020. The gross profit in the prior six-month period was primarily attributable to the UT-Battelle LLC contract awarded in February 2020. The Company began this scope of work in 2019, and associated costs were recognized in both 2019 and the first half of 2020 when the work was completed.

Non-Segment Information

The following tables present elements of the accompanying unaudited condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Gross profit	$17.1	43.8	$(26.7)	61%
Advanced technology costs	0.2	0.7	0.5	71%
Selling, general and administrative	7.8	10.4	2.6	25%
Amortization of intangible assets	1.6	1.7	0.1	6%
Other (income) expense, net	—	—	—	—%
Operating income	7.5	31.0	(23.5)	76%
Nonoperating components of net periodic benefit expense (income)	(4.3)	(2.2)	2.1	95%
Interest expense	—	—	—	—%
Investment income	—	—	—	—%
Income before income taxes	11.8	33.2	(21.4)	64%
Income tax expense (benefit)	0.2	(0.5)	(0.7)	—%
Net income	$11.6	$33.7	(22.1)	66%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Gross profit	$28.8	63.4	$(34.6)	55%
Advanced technology costs	0.7	1.6	0.9	56%
Selling, general and administrative	16.0	18.9	2.9	15%
Amortization of intangible assets	3.7	3.1	(0.6)	(19)%
Other (income) expense, net	—	(0.1)	(0.1)	(100)%
Operating income	8.4	39.9	(31.5)	79%
Nonoperating components of net periodic benefit expense (income)	(8.6)	(4.4)	4.2	95%
Interest expense	—	0.1	0.1	100%
Investment income	—	(0.4)	(0.4)	(100)%
Income before income taxes	17.0	44.6	(27.6)	62%
Income tax expense (benefit)	0.3	(0.4)	(0.7)	—%
Net income	$16.7	$45.0	(28.3)	63%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our customer contracts in the technical solutions segment. Costs declined $0.5 million (or 71%) in the three months and $0.9 million (or 56%) in the six months ended June 30, 2021, compared to the corresponding periods in 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses decreased $2.6 million (or 25%) in the three months ended June 30, 2021, compared to the corresponding period in 2020. Consulting costs decreased $2.6 million and salaries and benefits decreased $0.4 million. Incentive compensation expense increased $0.2 million and other SG&A expenses increased by a net $0.2 million.

SG&A expenses decreased $2.9 million (or 15%) in the six months ended June 30, 2021, compared to the corresponding period in 2020. Consulting costs decreased $3.6 million and salaries and benefits decreased $0.6 million. Incentive compensation expense increased $1.4 million, primarily related to a remeasurement of obligations under long-term incentive plans which are based on our stock price. Other SG&A expenses decreased by a net $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets decreased $0.1 million (or 6%) in the three months and increased $0.6 million (or 19%) in the six months ended June 30, 2021, compared to the corresponding periods in 2020. Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $4.3 million and $8.6 million for the three and six months ended June 30, 2021, compared to income of $2.2 million and $4.4 million in the corresponding periods in 2020. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Interest cost declined in 2021 as a result of lower market interest rates.

Income Tax Expense (Benefit)

The income tax expense was $0.2 million in the three months ended June 30, 2021, and the income tax benefit was $(0.5) million in the three months ended June 30, 2020. The income tax expense was $0.3 million in the six months ended June 30, 2021 and the income tax benefit was $(0.4) million in the six months ended June 30, 2020.

The 2021 income tax expense resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items. In the second quarter of 2020, Centrus released the tax valuation allowance on its state deferred income taxes for its LEU segment, most of which was recorded as a discrete item and resulted in an income tax benefit of $0.8 million. This income tax benefit was offset by an income tax expense of $0.3 million in its quarterly provision primarily for a current year unrecognized tax benefit.

Centrus continues to maintain a valuation allowance against its federal and certain state net deferred tax assets through June 30, 2021. However, we believe it is reasonably possible that sufficient positive evidence may become available to conclude that some or a significant portion of the federal valuation allowance will no longer be needed and may be released within the next 12 months. Although Centrus achieved a three-year cumulative income position during the second quarter of 2021, the Company determined that a valuation allowance is still necessary due to a relatively low level of cumulative pre-tax income during this period and significant net operating loss carryforwards. Centrus will continue to monitor future financial performance to determine whether such performance is both sustained and significant enough to support a reversal of all or a portion of the valuation allowance. The exact timing and amount of the valuation allowance release are dependent upon the actual level of profitability that is achieved as well as other positive and negative evidence. Additional information about the valuation allowance is provided in Note 14, Income Taxes, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Net Income

We generated a net income of $11.6 million in the three months and $16.7 million in the six months ended June 30, 2021, compared to net income of $33.7 million and $45.0 million in the corresponding periods in the prior year. Gross profit in the prior year periods included the $32.4 million recovery on bankruptcy court claims. The current year periods benefited from lower SG&A expenses and increases in nonoperating components of net periodic benefit income.

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

On February 2, 2021, the Company completed the exchange of 3,873 shares of its outstanding Preferred Stock, for (i) 231,276 shares of its Class A Common Stock, and (ii) the Warrant to purchase 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, for an aggregate valuation of approximately $7.5 million. (Refer below to Liquidity and Capital Resources for details.) The carrying value on the Balance Sheet was $1.00 per share par value. The aggregate liquidation preference, including accrued but unpaid dividends, was $1,291.04 per share as of December 31, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator (in millions):
Net income	$11.6	$33.7	$16.7	$45.0
Less: Preferred stock dividends - undeclared and cumulative	0.7	2.0	1.4	4.0
Less: Distributed earnings allocable to retired preferred shares	—	—	6.6	—
Net income allocable to common stockholders	$10.9	$31.7	$8.7	41.0

Adjusted net income, including distributed earnings allocable to retired preferred shares (Non-GAAP)	$10.9	$31.7	$15.3	$41.0

Denominator (in thousands) (a):
Average common shares outstanding - basic	13,443	9,675	13,132	9,647
Average common shares outstanding - diluted	13,743	9,927	13,452	9,882

Net income per share (in dollars):
Basic	$0.81	$3.28	$0.66	$4.25
Diluted	$0.79	$3.19	$0.65	$4.15

Adjusted Net Income per Share (Non-GAAP) (in dollars):
Basic	$0.81	$3.28	$1.17	$4.25
Diluted	$0.79	$3.19	$1.14	$4.15
(a) For details related to average shares outstanding, refer to Note 9, Net Income Per Share of the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

We ended the second quarter of 2021 with a consolidated cash balance of $176.0 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

Under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to approximately $113.4 million of the $115 million. The Company has received aggregate cash payments of $86.5 million through June 30, 2021.

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, once fully implemented, is expected to result in the Company having the first NRC-licensed HALEU production facility in the United States and will have demonstrated the ability to enrich uranium to a 20% concentration of the U-235 isotope. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the ARDP. HALEU may also be used in advanced nuclear fuels under development for the existing fleet of reactors. In addition to commercial demand, HALEU may be needed for advanced reactor designs that are now under development for the U.S. Department of Defense. Our HALEU Contract expires in June 2022 and although we believe demand for HALEU will emerge in the mid to late 2020s, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Since the HALEU demonstration program is expected to be completed in early 2022, we are focused on developing options to sustain and expand our demonstrated capability for the period immediately following the conclusion of the program. Our goal is to scale up the facility in modular fashion as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. At this time, however, there is no assurance that sufficient government or commercial funding or demand for material will be timely secured to permit the continued operation or expansion of the demonstration cascade. If funding or a contract for the output are not secured, we would need to terminate operation of the demonstration cascade or continue to operate the cascade at a loss with an adverse effect on our liquidity. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in this report in Part II, Item 1A, Risk Factors.

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

Capital expenditures of approximately $1 million are anticipated over the next 12 months.

The change in cash, cash equivalents and restricted cash from our unaudited condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2021	2020
Cash provided by (used in) operating activities	$2.9	$(8.4)
Cash (used in) investing activities	(0.7)	(0.1)
Cash provided by (used in) financing activities	21.8	(2.9)
Increase (decrease) in cash, cash equivalents and restricted cash	$24.0	$(11.4)

Operating Activities

In the six months ended June 30, 2021, net cash provided by operating activities was $2.9 million. The increase in inventories of $11.1 million reflects a significant use of cash. The net decrease in cash year-over-year is also the result of a net reduction of $7.8 million in deferred revenue and advances from customers which reflects revenue recognized in the current period related to payments received in advance in a prior period. Uses of cash are also reflected in the decrease in pension and postretirement benefit liabilities of $14.8 million. The net income of $16.7 million in the six months ended June 30, 2021, net of non-cash expenses, the $10.6 million decrease in accounts receivable and the increase in payables under SWU purchase agreements of $7.8 million reflect sources of cash.
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

Investing Activities

Capital expenditures were $0.7 million and $0.1 million in the six months ended June 30, 2021, and 2020, respectively.

Financing Activities

In the six months ended June 30, 2021, net cash provided by financing activities include net proceeds of $27.2 million raised from the issuance of common stock pursuant to a Registration Statement on Form S-3. Refer below to Common Stock Issuance. In both the six months ended June 30, 2021 and 2020, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the unaudited condensed consolidated financial statements regarding the accounting for the 8.25% notes (the “8.25% Notes”) maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$176.0	$152.0
Accounts receivable	19.0	29.6
Inventories, net	86.2	59.9
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(138.8)	(131.3)
Other current assets and liabilities, net	(60.5)	(64.1)
Working capital	$75.8	$40.0

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

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,238,637 shares of its Class A Common Stock in the six months ended June 30, 2021, for a total of $28.7 million. After expenses and commissions paid to the agents the Company’s proceeds total $27.6 million. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020 to the prospectus, dated August 5, 2020. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock.

As previously disclosed in our Current Report on Form 8-K filed February 5, 2021, on February 2, 2021, the Company entered into an amendment to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (collectively, the “MB Group”) and an Exchange Agreement (as described below) whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 annual meeting of stockholders (the “Annual Meeting”) and Kulayba LLC agreed to exchange shares of Preferred Stock for shares of Class A Common Stock and a warrant to acquire additional shares of Class A Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Class A Common Stock owned of record or beneficially owned by the MB Group at the

Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021, to June 30, 2023, and (ii) an increase of shares of Class A Common Stock reserved for delivery under the Company’s 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Class A Common Stock.

In connection with the entry into the Voting Agreement Amendment, the Company and Kulayba LLC also entered into the Exchange Agreement, pursuant to which Kulayba LLC agreed to the Exchange, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Class A Common Stock priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) the Warrant, exercisable for 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant is exercisable by Kulayba LLC for a period commencing on the closing date of the Exchange and ending, unless sooner terminated as provided in the Warrant, on the first to occur of: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant) which results in the shareholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

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

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference at origination of $104.6 million. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent certain criteria are met and dividends are declared by the Board of Directors. We have not met these criteria for the periods from issuance through June 30, 2021, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of June 30, 2021. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 16, Stockholders’ Equity, of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Off-Balance Sheet Arrangements

Other than outstanding surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at June 30, 2021 or December 31, 2020.

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

As of June 30, 2021, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our condensed consolidated financial statements in Part I of this report.

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

In 2019, Centrus began work on a three-year, $115 million cost-shared contract with the U.S. Department of Energy (“DOE”) to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. At the conclusion of the demonstration program funding in early 2022, our goal is to begin commercial production and scale up the Piketon facility in modular fashion as demand for HALEU grows in the commercial and/or government sectors. It is uncertain, however, whether or when such commercial and/or government demand will materialize. To continue operating the Piketon facility after the conclusion of the current contract with DOE, we need funding from the U.S. government or other sources. There is no assurance such funding will be available. If we do not secure the necessary funding in a timely fashion, we may not be able to continue the operation of the Piketon facility. If Centrus determines that government and/or commercial funding is insufficient to support the ongoing operations of the facility after the existing contract funding runs out in 2022, the Company can delease the Piketon facility and return it, along with the centrifuges and supporting equipment, to DOE. This would likely result in terminating the NRC operating license and laying off our Piketon facility workforce. Alternatively, if we continue operating the Piketon facility, we would incur additional costs and liabilities.

In the event that we decide to continue operations and U.S. government or other funding is insufficient to cover the costs of operations, any costs of operations incurred by us over the amount provided by the U.S. government or other sources would be borne by Centrus and would negatively impact our financial position, results of operations or cash flows when the contract or contract amendment is signed. Further, in the event we decide to continue operations and there is no further funding from the U.S. government or other sources, then all of the costs of operations incurred by us would be borne by us and would negatively impact our financial position, results of operations or cash flows. At present, our estimate of total additional costs to continue operations at the Piketon facility from the completion of performance of the current contract through the end of the government fiscal year, September 30, 2022, is approximately $25 million to $30 million. Further, in the event that no funding from the U.S. government or other sources is provided and we decide to continue operations, we may incur liabilities for the decontamination and decommissioning of the facility. Finally, a decision to terminate operations at the Piketon facility would likely result in a termination of our NRC license and our lease for the Piketon facility. There can be no assurance that we could regain use of the facility or obtain an NRC license in the future. We may also incur additional costs related to reducing our workforce or closing facilities. Failure to secure U.S. Government or other funding to support the continued operation of our Piketon facility could have a material adverse effect on our business and financial position along with our plans for future growth.

Item 5. Other Information

In 1993, the United States Enrichment Corporation, at that time a wholly owned government corporation (“USEC-Government”), entered into a lease for the Paducah and Portsmouth Gaseous Diffusion Plants (collectively, the “GDPs”) with the U.S. Department of Energy (“DOE”). As part of that lease, DOE and USEC-Government also entered into a memorandum of understanding (“Power MOU”) regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became the United States Enrichment Corporation, now a principal subsidiary of the Company (“Enrichment Corp.”). Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp. and Enrichment Corp. was given the right to purchase power from DOE. The Paducah GDP was shut down and deleased by Enrichment Corp. in 2013. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to be decontaminated and decommissioned (D&D). According to DOE, the power purchase agreement with Electric Energy Inc. (“EEI”) requires DOE to pay for a portion of the D&D costs of the Joppa power plant and DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. At this time, the Company has not had an opportunity to assess DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. Consequently, the Company has not formed an opinion on the merits nor is it able to estimate the potential liability, if any.

Item 6. Exhibits

Exhibit No.	Description

4.1
Fourth Amendment to the Section 382 Rights Agreement, dated as of June 16, 2021, by and among Centrus Energy Corp., Computershare Trust Company N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

10.1
Centrus Energy Corp. 2014 Equity Incentive Plan (as Amended and Restated June 16, 2021) (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2021 (b)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed in interactive data file (XBRL) format.
(a)Filed herewith.
(b)Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

August 13, 2021	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)