Form 10-Q
period 2021-09-30
CENTRUS ENERGY CORP
filed 2021-11-12
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
    Yes ☐     No ☒
As of November 1, 2021, there were 13,298,103 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. In this context, forward-looking statements mean statements related to future events, may address our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the novel coronavirus (“COVID-19”) pandemic and any worsening of the global business and economic environment as a result; risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; risks related to financial difficulties experienced by customers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; risks related to pandemics and other health crises, such as the global COVID-19 pandemic and emerging variants; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements; risks related to the imposition of sanctions, restrictions or other requirements, including those imposed under the 1992 Russian Suspension Agreement (“RSA”), as amended, international trade legislation and other international trade restrictions; risks related to existing or new trade barriers and contract terms that limit our ability to deliver LEU to customers; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; movement and timing of customer orders; our dependence on others for deliveries of LEU including deliveries from the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”), under a commercial supply agreement with TENEX and deliveries under a long-term commercial supply agreement with Orano Cycle (“Orano”); risks associated with our reliance on third-party suppliers to provide essential products and services to us; the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned; risks that our ability to compete in foreign markets may be limited for various reasons; the fact that our revenue is largely dependent on our largest customers; risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability; risks related to whether or when government funding or demand for high-assay low-enriched uranium (“HALEU”)

for government or commercial uses will materialize; risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology; risk related to our ability to perform and absorb costs under our agreement with the U.S. Department of Energy (“DOE”) to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors (“the HALEU Contract”) (the “HALEU Contract”) or obtain funding to be able to continue operations and our ability to obtain and/or perform under other agreements; risks that we may not obtain the full benefit of the HALEU Contract and may not be able operate the HALEU enrichment facility to produce HALEU during or after the completion of the HALEU Contract or that the HALEU enrichment facility may not be available to us as a future source of supply; uncertainty regarding our ability to commercially deploy competitive enrichment technology; the potential for further demobilization or termination of our American Centrifuge work; risks that we will not be able to timely complete the work that we are obligated to perform; risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Contract, including the risk that costs could be higher than expected; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027 and our Series B Senior Preferred Stock; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the Company’s capital concentration; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks related to the limited trading markets in our securities; risks related to decisions made by our Class B stockholders and our Series B Senior Preferred stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risk that a small number of Class A stockholders, whose interests may not be aligned with other Class A stockholders, may exert significant influence over the direction of the Company; risks related to the use of our net operating losses (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; failures or security breaches of our information technology systems; our ability to attract and retain key personnel; the potential for DOE to seek to terminate or exercise its remedies under its agreements with the Company; risks related to actions, including government reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us; risks related to our ability to perform and receive timely payment under agreements with DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits; any changes or termination of agreements with the U.S. government; the competitive environment for our products and services; changes in the nuclear energy industry; the competitive bidding process associated with obtaining contracts, including government contracts; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; potential strategic transactions that could be difficult to implement, disrupt our business or change our business profile significantly; the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); the impact of government regulation and policies including by the DOE and the U.S. Nuclear Regulatory Commission; risks of accidents during the transportation, handling or processing of hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations; risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, gaseous diffusion plants; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission, including under Part I, Item1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and under Part II, Item 1A - “Risk Factors” of our Quarterly Reports on Form 10-Q.

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$171.0	$152.0
Accounts receivable	16.9	29.6
Inventories	80.0	64.8
Deferred costs associated with deferred revenue	137.2	151.9
Other current assets	9.1	7.8
Total current assets	414.2	406.1
Property, plant and equipment, net of accumulated depreciation of $2.8 as of September 30, 2021 and $2.7 as of December 31, 2020	5.3	4.9
Deposits for financial assurance	5.7	5.7
Intangible assets, net	57.4	62.8
Other long-term assets	4.6	6.8
Total assets	$487.2	$486.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$44.7	$50.6
Payables under SWU purchase agreements	2.2	21.3
Inventories owed to customers and suppliers	7.0	4.9
Deferred revenue and advances from customers	275.2	283.2
Current debt	6.1	6.1
Total current liabilities	335.2	366.1
Long-term debt	101.8	108.0
Postretirement health and life benefit obligations	124.3	130.8
Pension benefit liabilities	75.9	124.4
Advances from customers	45.1	45.2
Other long-term liabilities	34.0	32.4
Total liabilities	716.3	806.9
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 37,847 and 41,720 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $51.0 as of September 30, 2021 and $53.9 as of December 31, 2020	0.1	0.1
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 13,286,103 and 11,390,189 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1.3	1.1
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of September 30, 2021 and December 31, 2020	0.1	0.1
Excess of capital over par value	125.4	85.0
Accumulated deficit	(356.5)	(407.7)
Accumulated other comprehensive income, net of tax	0.5	0.8
Total stockholders’ deficit	(229.1)	(320.6)
Total liabilities and stockholders’ deficit	$487.2	$486.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Separative work units	$19.1	$0.1	$102.4	$89.4
Uranium	12.9	18.6	12.9	23.4
Technical solutions	59.3	14.9	94.0	41.5
Total revenue	91.3	33.6	209.3	154.3
Cost of Sales:
Separative work units and uranium	23.7	19.6	76.1	51.8
Technical solutions	18.1	14.8	54.9	39.9
Total cost of sales	41.8	34.4	131.0	91.7
Gross profit (loss)	49.5	(0.8)	78.3	62.6
Advanced technology costs	0.6	0.2	1.3	1.8
Selling, general and administrative	9.0	6.7	25.0	25.6
Amortization of intangible assets	1.7	1.2	5.4	4.3
Special charges for workforce reductions	—	0.6	—	0.5
Operating income (loss)	38.2	(9.5)	46.6	30.4
Nonoperating components of net periodic benefit expense (income)	(4.3)	(2.2)	(12.9)	(6.6)
Interest expense	—	—	—	0.1
Investment income	—	(0.1)	—	(0.5)
Income (loss) before income taxes	42.5	(7.2)	59.5	37.4
Income tax expense (benefit)	0.4	(0.2)	0.7	(0.6)
Net income (loss) and comprehensive income (loss)	42.1	(7.0)	58.8	38.0
Preferred stock dividends - undeclared and cumulative	0.7	1.9	2.1	5.9
Distributed earnings allocable to retired preferred shares	—	—	6.6	—
Net income (loss) allocable to common stockholders	$41.4	$(8.9)	$50.1	$32.1

Net income (loss) per share:
Basic	$3.01	$(0.83)	$3.75	$3.21
Diluted	$2.95	$(0.83)	$3.66	$3.12
Average number of common shares outstanding (in thousands):
Basic	13,741	10,723	13,365	10,008
Diluted	14,056	10,723	13,702	10,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2021	2020
OPERATING
Net income	$58.8	$38.0
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	5.8	4.7
Revaluation of inventory borrowing	4.8	—
Changes in operating assets and liabilities:
Accounts receivable	12.7	7.0
Inventories, net	2.2	17.1
Accounts payable and other liabilities	7.2	(0.3)
Payables under SWU purchase agreements	(19.0)	(8.1)
Deferred revenue and advances from customers, net of deferred costs	(8.6)	(17.5)
Accrued loss on long-term contract	(6.5)	(8.7)
Pension and postretirement benefit liabilities	(55.3)	(28.1)
Other, net	(1.3)	1.1
Cash provided by operating activities	0.8	5.2

INVESTING
Capital expenditures	(0.7)	(0.9)
Cash (used in) investing activities	(0.7)	(0.9)

FINANCING
Proceeds from the issuance of common stock, net	27.2	23.8
Exercise of stock options	0.5	0.2
Payment of equity issuance costs	(0.3)	(0.1)
Withholding of shares to fund grantee tax obligations under stock-based compensation plan	(2.4)	—
Payment of interest classified as debt	(6.1)	(6.1)
Cash provided by financing activities	18.9	17.8

Increase in cash, cash equivalents and restricted cash	19.0	22.1
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	157.9	136.6
Cash, cash equivalents and restricted cash, end of period (Note 3)	$176.9	$158.7

Non-cash activities:
Common stock and warrant issued in exchange for preferred stock	$7.5	$—
Reclassification of stock-based compensation liability to equity	$7.5	$—
Disposal of right to use lease assets from lease modification	$1.0	$—
Property, plant and equipment included in accounts payable and accrued liabilities	$0.4	$0.1
Equity issuance costs included in accounts payable and accrued liabilities	$0.1	$0.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2019	$4.6	$0.8	$0.1	$61.5	$(405.0)	$1.1	$(336.9)
Net income for first quarter of 2020	—	—	—	—	11.3	—	11.3
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	(0.1)	0.2
Balance at March 31, 2020	$4.6	$0.8	$0.1	$61.8	$(393.7)	$1.0	$(325.4)

Net income for second quarter of 2020	—	—	—	—	33.7	—	33.7
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	(0.1)	—
Balance at June 30, 2020	$4.6	$0.8	$0.1	$61.9	$(360.0)	$0.9	$(291.7)

Issuance of common stock	—	0.3	—	22.8	—	—	23.1
Net loss for third quarter of 2020	—	—	—	—	(7.0)	—	(7.0)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	(0.1)	—
Balance at September 30, 2020	$4.6	$1.1	$0.1	$84.8	$(367.0)	$0.8	$(275.6)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)
Net income for first quarter of 2021	—	—	—	—	5.1	—	5.1
Issuance of common stock	—	0.1	—	23.7	—	—	23.8
Receivable from issuance of stock	—	—	—	(0.7)	—	—	(0.7)
Exchange of preferred stock for common stock and common stock warrant	—	—	—	7.5	(7.6)	—	(0.1)
Reclassification of stock-based compensation liability to equity	—	—	—	7.5	—	—	7.5
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	(0.1)	0.2
Balance at March 31, 2021	$0.1	$1.2	$0.1	$123.3	$(410.2)	$0.7	$(284.8)

Net income for second quarter of 2021	—	—	—	—	11.6	—	11.6
Issuance of common stock	—	0.1	—	3.4	—	—	3.5
Proceeds from prior issuance of stock	—	—	—	0.7	—	—	0.7
Stock-based compensation shares withheld for employee taxes	—	—	—	(2.4)	—	—	(2.4)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.1	—	(0.1)	—
Balance at June 30, 2021	$0.1	$1.3	$0.1	$125.1	$(398.6)	$0.6	$(271.4)

Net income for third quarter of 2021	—	—	—	—	42.1	—	42.1
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	(0.1)	0.2
Balance at September 30, 2021	$0.1	$1.3	$0.1	$125.4	$(356.5)	$0.5	$(229.1)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited condensed consolidated balance sheet as of December 31, 2020, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and nine months ended September 30, 2021 and 2020, are insignificant.

Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$13.8	$18.7	$68.6	$66.7
Foreign	18.2	—	46.7	46.1
Revenue - SWU and uranium	$32.0	$18.7	$115.3	$112.8

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

Accounts Receivable

	September 30, 2021	December 31, 2020
	($ millions)
Accounts receivable:
Billed	$12.7	$23.0
Unbilled *	4.2	6.6
Accounts receivable	$16.9	$29.6

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	September 30, 2021	December 31, 2020	Year-To-Date Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$1.2	$7.0	$(5.8)
Noncurrent - Other long-term liabilities	$—	$0.7	$(0.7)
Deferred revenue - current	$259.1	$281.7	$(22.6)
Advances from customers - current	$16.1	$1.5	$14.6
Advances from customers - noncurrent	$45.1	$45.2	$(0.1)

Previously deferred sales recognized in revenue totaled $28.5 million and $0 million in the nine months ended September 30, 2021 and 2020, respectively.

LEU Segment

The SWU component of low-enriched uranium (“LEU”) typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales generally are shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU segment (“order book”) extends to 2030. As of September 30, 2021, the order book was approximately $1 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $320 million of Deferred Revenue and Advances from Customers. Refer to Contract Liabilities table above. As of December 31, 2020, the order book was approximately $960 million.

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

In 2018 through 2020 the Company borrowed SWU inventory valued at $20.7 million from a customer under an agreement signed in 2017 and recorded the SWU and the related liability using the Company’s average unit price of SWU purchases under contract projected to be used for repayment. The loan is repayable only with SWU. The cumulative liability to the customer for borrowed inventory was revalued to $25.5 million in the third quarter of 2021, of which $3.0 million is included in Accounts Payable and Accrued Liabilities and $22.5 million is included in Other Long-Term Liabilities. The revaluation reflects an updated projection of the timing and sources of inventory to be used for repayment. Cost of Sales for the three and nine months ended September 30, 2021 includes the related expense of $4.8 million.

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

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. In 2019, the portion of the Company’s anticipated cost share under the HALEU Contract representing the Company’s share of projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results, remaining program cost projections and the Company’s anticipated cost-share. Cost of sales in the nine months ended September 30, 2021 and 2020 benefited by $6.5 million and $8.7 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of September 30, 2021, a total of $17.1 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities was $1.2 million.

Work under the HALEU Contract has progressed but we have been experiencing increased delays from vendors and increased costs due to the continuing effects of the COVID-19 pandemic. Additionally, COVID-19-related supply chain difficulties have also affected DOE in its supply of equipment that it is required to furnish under the contract. As a result, we currently estimate that costs required to complete the existing HALEU Contract have increased approximately $10 million over the 2019 initial estimate. Further, while we still anticipate completing the cascade in 2022, due to a COVID-related supply chain delay in the DOE-supplied HALEU storage cylinders, production will not begin until mid-2022. The U.S. Government is currently operating on a continuing resolution through December 3, 2021. On October 28, 2021, DOE increased the government’s cost share ceiling to $117.9 million and provided additional incremental funding that we expect will be sufficient to continue work through the middle of November. The Company has received aggregate cash payments of $101.9 million through September 30, 2021.

While the existing contract ends on June 1, 2022, the Department of Energy’s Fiscal Year 2022 budget request includes $33 million to establish a new HALEU availability program, a portion of which would be used for “continuing to support the 16 machines in Piketon.” The Department has indicated that it is considering changes to the scope of the existing contract including moving the operational portion of the demonstration to a new, competitively-awarded contract, with operations to begin in mid-2022. Centrus believes it is well-positioned to compete for a follow-on contract to operate the machines in Piketon but there is no assurance that DOE will award such a contract to the Company. Congress has not yet adopted a Fiscal Year 2022 appropriations bill for the Department, and there is no assurance that the proposed program, which would go beyond the scope and expiration of our existing contract, will be approved and funded.

Additional COVID-19-related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the HALEU Contract, as well as delay completion of the contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional costs have been accrued as of September 30, 2021. If the Company commits to a plan to complete the demonstration cascade and produce HALEU and DOE does not commit to fully fund the additional costs, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

Revenue for the technical solutions segment in the three and nine months ended September 30, 2021 also includes $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract with DOE unrelated to the HALEU Contract. On September 7, 2021, after the final approvals for the settlement were received, the settlement agreement was signed by the parties at which time it became probable that there would not be a significant reversal of revenue. Under the terms of the settlement agreement, DOE paid the Company $43.5 million, of which $33.8 million was contributed to the pension plan in September 2021 for its subsidiary United States Enrichment Corp. (“Enrichment Corp.”) and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. After receiving payment, at the Company’s request the case was dismissed. Refer to Note 11, Commitments and Contingencies -- Legal Matters.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the unaudited condensed consolidated balance sheet to amounts on the unaudited condensed consolidated statement of cash flows (in millions):

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$171.0	$152.8
Deposits for financial assurance - current	0.2	0.2
Deposits for financial assurance - noncurrent	5.7	5.7
Total cash, cash equivalents and restricted cash	$176.9	$158.7

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

4. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	September 30, 2021			December 31, 2020
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$13.0	$0.1	$12.9	$17.0	$4.6	$12.4
Uranium	67.0	6.9	60.1	47.8	0.3	47.5
Total	$80.0	$7.0	$73.0	$64.8	$4.9	$59.9

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

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$34.0	$20.6	$54.6	$32.0	$22.6
Customer relationships	68.9	32.1	36.8	68.9	28.7	40.2
Total	$123.5	$66.1	$57.4	$123.5	$60.7	$62.8

6. DEBT

A summary of debt is as follows (in millions):

		September 30, 2021		December 31, 2020
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	27.5	6.1	33.7
Total		$6.1	$101.8	$6.1	$108.0

Interest on the 8.25% notes (the “8.25% Notes”) maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. As shown in the table above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of September 30, 2021, and December 31, 2020, $6.1 million of interest was recorded as current and classified as Current Debt in the unaudited condensed consolidated balance sheet. Additional terms and conditions of the 8.25% Notes are described in Note 9, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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
•Level 3 – valuations derived using one or more significant inputs that are not observable.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$171.0	$—	$—	$171.0	$152.0	$—	$—	$152.0
Deferred compensation asset (a)	3.0	—	—	3.0	2.4	—	—	2.4

Liabilities:
Deferred compensation obligation (a)	$2.8	$—	$—	$2.8	$2.3	$—	$—	$2.3

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

Other Financial Instruments

As of September 30, 2021, and December 31, 2020, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	September 30, 2021			December 31, 2020
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$107.9	(b)	$74.3	$114.1	(b)	$68.6
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service costs	$0.6	$0.9	$2.0	$2.7
Interest costs	4.6	6.0	13.6	18.2
Amortization of prior service costs (credits), net	(0.1)	—	(0.1)	(0.2)
Expected return on plan assets (gains)	(9.6)	(9.3)	(28.8)	(28.1)
Net periodic benefit (credits)	$(4.5)	$(2.4)	$(13.3)	$(7.4)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest costs	$0.9	$1.2	$2.6	$3.6
Amortization of prior service costs (credits), net	—	(0.1)	(0.1)	(0.1)
Net periodic benefit costs	$0.9	$1.1	$2.5	$3.5

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Expense (Income).

Refer to Note 2, Revenue and Contracts with Customers, for details regarding the receipt of $43.5 million in September 2021 related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract with DOE unrelated to the HALEU Contract. Under the terms of the settlement, the Company deposited $33.8 million in September 2021 in the pension plan for its subsidiary United States Enrichment Corp. (“Enrichment Corp.”) and $9.7 million in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp.

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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator (in millions):
Net income (loss)	$42.1	$(7.0)	$58.8	$38.0
Less: Preferred stock dividends - undeclared and cumulative	0.7	1.9	2.1	5.9
Less: Distributed earnings allocable to retired preferred shares	—	—	6.6	—
Net income (loss) allocable to common stockholders	$41.4	$(8.9)	$50.1	32.1

Denominator (in thousands):
Average common shares outstanding - basic	13,741	10,723	13,365	10,008
Potentially dilutive shares related to stock options and restricted stock units (a)	315	—	337	274
Average common shares outstanding - diluted	14,056	10,723	13,702	10,282

Net income (loss) per share (in dollars):
Basic	$3.01	$(0.83)	$3.75	$3.21
Diluted	$2.95	$(0.83)	$3.66	$3.12

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	—	317	—	—

10. STOCKHOLDERS’ EQUITY

Pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,238,637 shares of its Class A Common Stock in the nine months ended September 30, 2021 for a total of $28.7 million. After expenses and commissions paid to the agents the Company’s proceeds totaled $27.6 million. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and deployment and to repay outstanding debt or retire shares of its Preferred Stock.

As previously disclosed in our Current Report on Form 8-K filed February 5, 2021, on February 2, 2021, the Company entered into an amendment (the “Voting Agreement Amendment”) to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (collectively, the “MB Group”) and an Exchange Agreement (as described below) whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 annual meeting of stockholders (the “Annual Meeting”) and Kulayba LLC agreed to exchange shares of the Company’s Preferred Stock for shares of the Company’s Class A Common Stock and a warrant to acquire additional shares of Class A Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Class A Common Stock owned of record or beneficially owned by the MB Group at the Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021, to June 30, 2023, and (ii) an increase of shares of Class A Common Stock reserved for delivery under the Company’s Centrus Energy Corp 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Class A Common Stock. At the Annual Meeting both of the above referenced proposals were approved by the Company’s stockholders.

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

Refer to Note 13, Subsequent Event, for details regarding a tender offer to purchase all of the outstanding Series B Senior Preferred Stock.

Notional stock units are a component of the 2019 Executive Incentive Plan for participating executives for the three-year period ending December 31, 2021, with an interim payment in April 2021 and the final payment targeted for 2022. In April 2020, notional stock units and stock appreciation rights were granted to participating executives with a vesting period ending in April 2023. The notional stock units granted in 2019 and 2020 and the stock appreciation rights granted in 2020 may be payable in common stock, cash or a combination of both at the discretion of the Board of Directors. Since the awards are likely to be settled with cash payments, compensation cost for these notional stock units and stock appreciation rights are re-measured each reporting period based on the trading price of the Company’s Class A Common Stock and the cumulative vested costs are accrued in Accounts

Payable and Accrued Liabilities or Other Long-Term Liabilities based on the anticipated payment date. A portion of the April 2021 interim payment related to the 2019 grants referenced above was paid in shares at the discretion of the Board of Directors. The related obligation of $7.5 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2021 based on the market share price at the time of the Board’s decision. In the second quarter of 2021, the Company withheld $2.4 million of shares that vested during the period for the purpose of funding the grantees’ tax withholding obligations under the terms of the stock-based compensation plan.

In September 2021, notional stock units and stock appreciation rights were granted to participating executives with a vesting period ending in April 2024. The awards are payable in shares of common stock and the grant-date value is included in Excess of Capital Over Par Value as amortized over the vesting period.

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

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor USEC Inc. and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology. The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the American Centrifuge Plant milestone under the 2002 DOE-USEC Agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. In 2014, the 2002 DOE-USEC Agreement and other agreements between the Company and DOE were assumed by Centrus subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Legal Matters

From time to time, the Company is involved in various pending legal proceedings, including the pending legal proceedings described below.

In 1993, the United States Enrichment Corporation, at that time a wholly owned government corporation (“USEC-Government”), entered into a lease for the Paducah and Portsmouth Gaseous Diffusion Plants (collectively, the “GDPs”) with the U.S. Department of Energy (“DOE”). As part of that lease, DOE and USEC-Government also entered into a memorandum of understanding (“Power MOU”) regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became the United States Enrichment Corporation, now a principal subsidiary of the Company (“Enrichment Corp.”). Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp. and Enrichment Corp. was given the right to purchase power from DOE. The Paducah GDP was shut down in 2013 and deleased by Enrichment Corp. in 2014. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to be decontaminated and decommissioned (D&D). According to DOE, the power purchase agreement with Electric Energy Inc. (“EEI”) requires DOE to pay for a portion of the D&D costs of the Joppa power plant and DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. The Company is assessing DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. The Company has not formed an opinion on the merits nor is it able to estimate the potential liability, if any, and no expense or liability has been accrued.

On August 30, 2013, the Company submitted a claim to DOE under the Contract Disputes Act for payment of $42.8 million, representing DOE’s share of pension and postretirement benefits costs related to the transition of employees at the former Portsmouth GDP to DOE’s D&D contractor. On August 27, 2014, the DOE contracting officer denied the Company’s claim. As a result, the Company filed an appeal of the decision in the U.S. Court of Federal Claims in January 2015.

On January 13, 2021, the Company and DOE reached a tentative agreement to settle the litigation. The settlement was subject to the approval by DOE, the U.S. Department of Justice, the Company’s Board of Directors, and the Court. On September 7, 2021, after the final approvals for the settlement were received, the settlement agreement was signed by the parties. Under the terms of the settlement agreement, DOE paid the Company $43.5 million, of which $33.8 million was contributed to the pension plan in September 2021 for Enrichment Corp. and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. After receiving payment, at the Company’s request the case was dismissed. The payment of $43.5 million is included in revenue of the technical solutions segment for the three months ended September 30, 2021.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP site (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint. On May 24, 2021, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the complaint. The court has not rendered a decision at this time. Meanwhile, the parties are in the discovery stage of litigation. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and class members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. On October 6, 2021, the U.S. Court of Appeals for the Sixth Circuit affirmed the lower court’s decision and dismissed the case. Plaintiffs have 90 days to file a petition for certiorari with the U.S. Supreme Court; the Plaintiffs must file such a petition by January 4, 2022 for the U.S. Supreme Court to consider whether it will hear the case.

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site and eleven individuals in their personal capacity some of whom are current and former DOE employees were named as defendants (“Walburn Defendants”) in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals (“Walburn Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleges that the named defendants conspired and concealed nuclear incidents in violation of the Price-Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants seek damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the Portsmouth GDP. On November 20, 2020, the Walburn Plaintiffs filed an amended complaint to add two individuals to the complaint as defendants in their individual capacity. One of those individuals is Daniel Poneman, Centrus’ Chief Executive Officer. In the 78-page complaint, Mr. Poneman is referenced only twice, without any cited allegations against him; once in the caption and once referencing his position at the Company. The Company has notified its insurance carrier regarding the claim. On February 11, 2021, the Walburn Plaintiffs amended their complaint for a second time to replace two corporate defendants with two others (one of whom was a contractor to Enrichment Corp. and also to its predecessor prior to its privatization in 1998 and the other a former DOE contractor) and removed four named individual defendants from the complaint. On March 2, 2021, Walburn Defendants filed their motion to dismiss. On July 14, 2021, the court put the case on hold until November 11, 2021, to give the Plaintiffs the opportunity to retain new counsel. The court conditionally granted the Plaintiffs’ local counsel’s request to withdraw as counsel and terminated the representation of the two other co-counsel. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions. On November 11, 2021, Plaintiffs filed a notice of voluntary dismissal without prejudice.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
LEU segment:
Separative work units	$19.1	$0.1	$102.4	$89.4
Uranium	12.9	18.6	12.9	23.4
Total	32.0	18.7	115.3	112.8
Technical solutions segment	59.3	14.9	94.0	41.5
Total revenue	$91.3	$33.6	$209.3	$154.3

Segment Gross Profit (Loss)
LEU segment	$8.3	$(0.9)	$39.2	$61.0
Technical solutions segment	41.2	0.1	39.1	1.6
Gross profit	$49.5	$(0.8)	$78.3	$62.6

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended September 30, 2021, one customer in the LEU segment represented $18.2 million of revenue and one customer in the technical solutions segment represented $56.5 million of revenue. In the nine months ended September 30, 2021, one customer in the LEU segment represented $28.5 million of revenue and one customer in the technical solutions segment represented $87.7 million of revenue.

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

13. SUBSEQUENT EVENT

On October 20, 2021, the Company announced the commencement of a tender offer to purchase all of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (the “Series B Preferred Shares”), at a price of $1,145.20 per Series B Preferred Share (inclusive of any rights to accrued but unpaid dividends), to the sellers in cash, less any applicable withholding taxes (the “Offer”). The Offer is being made pursuant to the Tender Offer Statement on Schedule TO filed by the Company on October 18, 2021 with the SEC. The aggregate liquidation preference per Series B Preferred Share (including accrued but unpaid dividends) was $1,347.29 as of September 30, 2021. If the maximum number of Series B Preferred Shares is validly tendered and purchased, the aggregate consideration paid will be $43,342,384. Under no circumstances, will the Company pay interest as part of the consideration, including, but not limited to, by reason of any delay in making payment. Concurrently with the Offer, we also are soliciting consents (the “Consent Solicitation”) from holders of the Series B Preferred Shares to amend (the “Series B Preferred Amendment”) the certificate of designation of the Series B Preferred Shares (the “Certificate of Designation”) from and after the effective date of the Series B Preferred Amendment to: (i) cease any obligation to pay dividends on Series B Preferred Shares (other than the payment of accrued dividends in connection with a redemption or distribution of assets upon liquidation, dissolution or winding up), (ii) permit the Company to redeem Series B Preferred Shares during the 90 days following the date of effectiveness of the Series B Preferred Amendment at a redemption price per share equal to $1,145.20 (plus any additional accrued dividends for the period from and including the date of effectiveness of the Series B Preferred Amendment to the date of redemption), (iii) remove the prohibition on the declaration and payment of dividends on junior stock of the Company, which includes all shares of the Company’s capital stock defined as “Common Stock” in the Company’s Amended and Restated Certificate of Incorporation, or the redemption, purchase or acquisition of such junior stock, and (iv) remove the restriction on redemption, purchase or acquisition of capital stock of the Company ranking on parity with the Series B Preferred Shares. If the Series B Preferred Amendment is approved, we currently intend to redeem all Series B Preferred Shares that remain outstanding following the consummation of the Offer at the reduced redemption price referred to in clause (ii) above. Pursuant to the terms of the Certificate of Designation, the consent of holders of at least 90% of the outstanding Series B Preferred Shares is required to approve the Series B Preferred Amendment. The Offer is currently set to expire on November 18, 2021.

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

LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU and its components to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources, including our inventory, medium- and long-term supply contracts, and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources.

Our global order book includes long-term sales contracts with major utilities to 2030. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins. Spot price indicators for SWU have risen by approximately 63% since bottoming out in August 2018.

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

Centrus is uniquely positioned to lead the transition to a new nuclear fuel component known as high-assay low-enriched uranium (“HALEU”), which is expected to be required by the commercial and government sectors for a number of advanced reactor and fuel designs currently under development. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU has a uranium-235 concentration ranging from 5% to 20%, giving it several potential technical and economic advantages. Centrus is the only company with a license from the U.S. Nuclear Regulatory Commission (“NRC”) to enrich up to 20% uranium-235 assay HALEU fuel that may ultimately be used in new commercial and government applications in the future.

In 2019, Centrus began work on a three-year, $115 million cost-share contract (the “HALEU Contract”) with the U.S. Department of Energy (“DOE”) to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. Despite the challenges of COVID-19, we have continued to make progress under the HALEU Contract. In June 2021, Centrus announced that the NRC approved the Company’s license amendment request to enrich HALEU at the Piketon, Ohio, enrichment facility (the “Piketon facility”). The Piketon facility is currently the only U.S. facility licensed to enrich uranium up to 20% Uranium-235 (U-235). The HALEU Contract term is through June 1, 2022.

Work under the HALEU Contract has progressed but we have been experiencing increased delays from vendors and increased costs due to the continuing effects of the COVID-19 pandemic. Additionally, COVID-19-related supply chain difficulties have also affected DOE in its supply of equipment that it is required to furnish under the contract. As a result, we currently estimate that costs required to complete the existing HALEU Contract have increased approximately $10 million over the 2019 initial estimate. Further, while we still anticipate completing the cascade in 2022, due to a COVID-related supply chain delay in the DOE-supplied HALEU storage cylinders, production will not begin until mid-2022. The U.S. Government is currently operating on a continuing resolution through December 3, 2021. On October 28, 2021, DOE increased the government’s cost share ceiling to $117.9 million and provided additional incremental funding that we expect will be sufficient to continue work through the middle of November.

While the existing contract ends on June 1, 2022, the Department of Energy’s Fiscal Year 2022 budget request includes $33 million to establish a new HALEU availability program, a portion of which would be used for “continuing to support the 16 machines in Piketon.” The Department has indicated that it is considering changes to the scope of the existing contract including moving the operational portion of the demonstration to a new, competitively-awarded contract, with operations to begin in mid-2022. Centrus believes it is well-positioned to compete for a follow-on contract to operate the machines in Piketon but there is no assurance that DOE will award such a contract to the Company. Congress has not yet adopted a Fiscal Year 2022 appropriations bill for the Department, and there is no assurance that the proposed program, which would go beyond the scope and expiration of our existing contract, will be approved and funded.

Additional COVID-19-related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the existing HALEU Contract, as well as delay completion of the contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional costs have been accrued as of September 30, 2021. If the Company commits to a plan to complete the demonstration cascade and produce HALEU and DOE does not commit to fully fund the additional costs, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

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

On May 28, 2021, the President submitted his proposed budget for government fiscal year 2022, which runs from October 1, 2021, to September 30, 2022. The federal government is currently operating under a continuing resolution. The President’s budget proposal included approximately $33 million for the creation of a new “HALEU availability” program as authorized by the Energy Act of 2020.

While we are encouraged by the President’s budget submission and the statements made by DOE, as well as indications of strong bipartisan and stakeholder support, it is not clear how much funding, if any, will be included in the final U.S. government budget for 2022. Further, it is not clear what portion, if any, of the final budget would be allocated to operating the demonstration cascade or whether the Company will be selected in any competition for such a contract. Finally, there is no assurance that sufficient government or commercial funding or demand for material will be timely secured to permit the continued operation or expansion of the demonstration cascade. If sufficient funding or a contract for the output is not secured, we would need to terminate operation of the demonstration cascade or continue to operate the cascade at what may be a substantial loss with an adverse effect on our liquidity. Refer to Operating Results - Technical Solutions below and Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details, as updated in Part II,

Item 1A, Risk Factors, in this Quarterly Report and our Quarterly Report on Form 10-Q for the period ending June 30, 2021.

The Company continues to review opportunities to improve its capital structure and to enhance shareholder value. As a result, pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,238,637 shares of its Class A Common Stock in the nine months ended September 30, 2021, for a total of $28.7 million. After expenses and commissions paid to the agents, the Company’s proceeds total $27.6 million. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. At present, the Company has $21.3 million remaining available for sale under the prospectus supplement dated December 31, 2020 and may from time to time sell additional shares through the sales agreement at the then market price. In addition to the availability under the prospectus supplement, the Company has $25 million remaining available under the registration statement.

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

On October 20, 2021, the Company announced commencement of a tender offer to purchase all of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (the “Series B Preferred Shares”), at a price per Series B Preferred Share (inclusive of any rights to accrued but unpaid dividends) of $1,145.20, less any applicable withholding taxes. The aggregate liquidation preference per Series B Preferred Share (including accrued but unpaid dividends) was $1,347.29 as of September 30, 2021. The tender offer will expire at 5:00 p.m., Eastern Standard Time, on Thursday, November 18, 2021, unless the offer is extended. For additional details, refer to Note 13, Subsequent Event, of the unaudited condensed consolidated financial statements.

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

Further, the governments of states and counties in which we operate have from time to time issued orders imposing various restrictions, including prohibiting holding gatherings and closing nonessential businesses. Many of these restrictions remain in place and we continue to monitor and adjust as necessary. On September 9, 2021 President Biden announced that he had signed an Executive Order requiring federal contractors to require vaccination of their workforce. The Company has issued a policy requiring vaccinations subject to medical and religious exemptions as required by law. The Company has also continued other measures to protect its workforce such as expanded telework to protect our workforce, to comply with government orders, and to maintain critical operations. We are working closely with DOE and we are continuing to make progress while implementing measures to protect our workforce. Not all work, however, can be performed remotely. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the HALEU project. We are experiencing delays by our suppliers and increased costs from them as a result of the impact of the COVID-19 pandemic on their operations. Refer to the HALEU Contract discussion above in Overview for additional details.

For further discussion, refer to Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A, Risk Factors, in our Quarterly Report on Form 10-Q for the period ending June 30, 2021.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2021-2022. In 2020, we benefited from the one-time collection from a customer of $32.4 million in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding. Based on our current order book and under current market conditions, we anticipate fiscal year 2021 and fiscal year 2022 revenues in the LEU segment to be slightly higher than 2020 and gross margins to be similar to 2020, excluding the one-time claim recovery. Please see Forward Looking Statements at the beginning of this Quarterly Report. With respect to our technical solutions segment, work under the HALEU Contract currently remains on schedule but we have been experiencing increased delays from vendors and increased costs due to the continuing COVID pandemic. We are working with DOE to minimize the impacts and to obtain funding for these additional costs. Additional funding commitments from DOE and a contract amendment will be required to complete the project. Refer to Overview above for additional details.

Our order book of sales under contract in the LEU segment extends to 2030. As of September 30, 2021, the order book was approximately $1 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract which includes approximately $320 million of Deferred Revenue and Advances from Customers. We estimate that approximately 2% of our order book is at risk related to customer operations. Due to the nature of the long-term contracts and our order book, we have visibility of a significant portion of our anticipated revenue for 2021 and 2022 in the LEU segment. However, these long-term contracts are subject to significant risks and uncertainties, including potential import laws and restrictions, including under the Russian Suspension Agreement, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract. For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A, Risk Factors, in our Quarterly Reports.

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
150
125
100
75
50
25
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. On occasion, we will accept payment in euros for spot sales that may be subject to short-term exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, nominally commencing in 2023, with prices payable in a combination of U.S. dollars and euros.

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

In 2018 through 2020, the Company borrowed SWU inventory valued at $20.7 million from a customer and recorded the SWU and the related liability using the Company’s projected average unit price of SWU purchases under contract to be used for repayment. The cumulative liability to the customer for borrowed inventory was revalued to $25.5 million in the third quarter of 2021, of which $3.0 million is included in Accounts Payable and Accrued Liabilities and $22.5 million is included in Other Long-Term Liabilities. The revaluation reflects an updated projection of the timing and sources of inventory to be used for repayment. Cost of Sales for the three and nine months ended September 30, 2021 includes the related expense of $4.8 million.

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

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. Costs under the HALEU Contract include program costs, including internal labor, third-party services and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation and production of a small quantity of HALEU. When estimates of total costs for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. In 2019, the portion of our anticipated cost share under the HALEU Contract representing our share of projected program costs was recognized in Cost of Sales as an accrued loss of $18.3 million. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results, remaining program cost projections and the Company’s anticipated cost-share. Cost of Sales in the nine months ended September 30, 2021 and 2020, benefited by $6.5 million and $8.7 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of September 30, 2021, a total of $17.1 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities was $1.2 million. Our HALEU Contract expires June 1, 2022 and although we believe demand for HALEU will emerge over the next several years thereafter, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

Work under the HALEU Contract has progressed but we have been experiencing increased delays from vendors and increased costs due to the continuing effects of the COVID-19 pandemic. Additionally, COVID-19-related supply chain difficulties have also affected DOE in its supply of equipment that it is required to furnish under the contract. As a result, we currently estimate that costs required to complete the existing HALEU Contract have increased approximately $10 million over the 2019 initial estimate. Further, while we still anticipate completing the cascade in 2022, due to a COVID-related supply chain delay in the DOE-supplied HALEU storage cylinders, production will not begin until mid-2022. The U.S. Government is currently operating on a continuing resolution through December 3, 2021. On October 28, 2021, DOE increased the government’s cost share ceiling to $117.9 million and provided additional incremental funding that we expect will be sufficient to continue work through the middle of November.

While the existing contract ends on June 1, 2022, the Department of Energy’s Fiscal Year 2022 budget request includes $33 million to establish a new HALEU availability program, a portion of which would be used for “continuing to support the 16 machines in Piketon.” The Department has indicated that it is considering changes to the scope of the existing contract including moving the operational portion of the demonstration to a new, competitively-awarded contract, with operations to begin in mid-2022. Centrus believes it is well-positioned to compete for a follow-on contract to operate the machines in Piketon but there is no assurance that DOE will award such a contract to the Company. Congress has not yet adopted a Fiscal Year 2022 appropriations bill for the Department, and there is no assurance that the proposed program, which would go beyond the scope and expiration of our existing contract, will be approved and funded.

Additional COVID-19-related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the demonstration cascade and produce HALEU, as well as delay completion of the HALEU Contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional costs have been accrued as of September 30, 2021. If the Company commits to a plan to complete the demonstration cascade and produce HALEU and DOE does not commit to fully fund the additional costs, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

Commercial Contracting

In March 2018, we entered into an initial services agreement with X-energy to provide technical and resource support for conceptual design of its TRISO fuel manufacturing process. In November 2018, we entered into a second services agreement with X-energy to proceed with preliminary design of the TRISO facility. Under both agreements, which were funded by two separate cooperative agreement awards by DOE, we provide X-energy with non-cash in-kind contributions pursuant to X-energy’s obligations under those agreements. In November 2020, the parties extended the period of performance through August 2021. In August 2021, we entered into a new services agreement with X-energy to provide design services for detailed design of the TRISO fuel manufacturing facility and various support services for establishing their TRISO Research and Development Center. The task orders under the new agreement may include non-cash in-kind contributions at our discretion.

Under the X-energy agreements, Centrus performs services pursuant to separate task orders issued and provide for time-and-materials based pricing. The cumulative task orders issued through October 2020 provided for payments to us of $13.7 million and in-kind contributions provided by us of $7.5 million. Under the agreement, effective November 2020, the cumulative value of the additional task orders issued provides for payments to us of $6.8 million and in-kind contributions to be provided by us of $3.0 million. Under the new agreement effective August 2021, releases to date provide for payments to us of $5.6 million.

Prior Site Services Work

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth GDP. In September 2021, the Company and DOE fully settled the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract for work performed at the Portsmouth GDP. Under the terms of the settlement agreement, DOE paid the Company $43.5 million in September 2021, of which $33.8 million was contributed in September 2021 to the pension plan for its subsidiary United States Enrichment Corp. (“Enrichment Corp.”) and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. The payment of $43.5 million is included in revenue of the technical solutions segment for the three and nine months ended September 30, 2021.

Results of Operations

Segment Information

The following tables present elements of the accompanying unaudited condensed consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$19.1	$0.1	$19.0	19,000%
Uranium revenue	12.9	18.6	(5.7)	(31)%
Total	32.0	18.7	13.3	71%
Cost of sales	23.7	19.6	(4.1)	(21)%
Gross profit (loss)	$8.3	$(0.9)	$9.2

Technical solutions segment
Revenue	$59.3	$14.9	$44.4	298%
Cost of sales	18.1	14.8	(3.3)	(22)%
Gross profit	$41.2	$0.1	$41.1

Total
Revenue	$91.3	$33.6	$57.7	172%
Cost of sales	41.8	34.4	(7.4)	(22)%
Gross profit (loss)	$49.5	$(0.8)	$50.3

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$102.4	$89.4	$13.0	15%
Uranium revenue	12.9	23.4	(10.5)	(45)%
Total	115.3	112.8	2.5	2%
Cost of sales	76.1	51.8	(24.3)	(47)%
Gross profit	$39.2	$61.0	$(21.8)

Technical solutions segment
Revenue	$94.0	$41.5	$52.5	127%
Cost of sales	54.9	39.9	(15.0)	(38)%
Gross profit	$39.1	$1.6	$37.5

Total
Revenue	$209.3	$154.3	$55.0	36%
Cost of sales	131.0	91.7	(39.3)	(43)%
Gross profit	$78.3	$62.6	$15.7

Revenue

Revenue from the LEU segment increased $13.3 million (or 71%) in the three months and $2.5 million (or 2%) in the nine months ended September 30, 2021, compared to the corresponding periods in 2020. SWU revenue in the second quarter of 2020 included $32.4 million related to a customer’s bankruptcy proceeding. Excluding this settlement, revenue from the sales of SWU increased $45.4 million (or 82%) in the nine months ended September 30, 2021. The volume of SWU sold increased 126% for the nine-month period ended September 30, 2021 and the average SWU price decreased 20%, largely due to the variability in timing of utility customer orders and the particular contracts under which SWU were sold during the periods. There were no SWU deliveries in the three months ended September 30, 2020, with revenue of $0.1 million for ancillary services.

Revenue from uranium sales decreased $5.7 million (or 31%) in the three months and $10.5 million (or 45%) in nine months ended September 30, 2021, compared to the corresponding periods in 2020. For the nine-month period, the volume of uranium sold declined 48% and the average price increased 6%.

Revenue from the technical solutions segment increased $44.4 million (or 298%) in the three months and $52.5 million (or 127%) in the nine months ended September 30, 2021, compared to the corresponding periods in 2020. Revenue in the third quarter of 2021 included $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract performed at the Portsmouth GDP. Excluding this settlement, revenue from the technical solutions segment increased $0.9 million (or 6%) in the three months and $9.0 million (or 22%) in the nine months ended September 30, 2021, due to increased work performed under the HALEU and X-energy contracts.

Cost of Sales

Cost of sales for the LEU segment increased $4.1 million (or 21%) in the three months and $24.3 million (or 47%) in the nine months ended September 30, 2021, compared to the corresponding periods in 2020, largely reflecting increases in SWU sales volume partially offset by decreases in the average SWU unit cost. The volume of SWU sold increased 126% for the nine-month period and the average SWU unit cost decreased 3%.

Cost of sales for the three and nine months ended September 30, 2021 included $4.8 million for the revaluation of an obligation to a customer for inventory the Company borrowed in 2018 through 2020. For more information, refer to SWU and Uranium Sales above. Cost of sales for the nine months ended September 30, 2021 includes $15.9 million of previously deferred costs from Deferred Costs Associated with Deferred Revenue that reflected higher inventory costs from 2017-2018. Cost of sales also includes legacy costs related to former employees of the Portsmouth GDP and Paducah GDP of $1.8 million in the nine months ended September 30, 2021 compared to $2.4 million in the corresponding period in 2020.

Cost of sales for the technical solutions segment increased $3.3 million (or 22%) in the three months and $15.0 million (or 38%) in the nine months ended September 30, 2021, compared to the corresponding periods in 2020, largely reflecting the increase in contract work performed. Cost of sales benefited by $6.5 million in the current nine-month period and $8.7 million in the prior nine-month period for previously accrued contract losses attributable to work performed under the HALEU Contract. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit

We realized a gross profit of $49.5 million in the three months and $78.3 million in the nine months ended September 30, 2021, compared to a gross loss of $0.8 million and gross profit of $62.6 million in the corresponding periods in 2020. Gross profit in the three and nine months ended September 30, 2021, included $43.5 million of revenue related to the settlement of the Company’s claim for costs incurred in connection with a prior cost-reimbursable contract with DOE. Gross profit in the nine months ended September 30, 2020, included $32.4 million of revenue related to the settlement of a supply contract that was rejected as part of the customer’s bankruptcy proceeding. Excluding these one-time proceeds, gross profit increased $6.8 million in the three-month period and $4.6 million in the nine-month period.

Our LEU segment realized a gross profit of $8.3 million in the three months and $39.2 million in the nine months ended September 30, 2021, compared to a gross loss of $0.9 million and gross profit of $61.0 million in the corresponding periods in 2020. Excluding the revenue related to the bankruptcy court claims of $32.4 million in the prior year, the gross profit for the LEU segment increased $10.6 million in the nine-month period due primarily to increases in SWU sales volume and decreases in the average SWU unit cost, partially offset by decreases in the average SWU sales price.

For the technical solutions segment, we realized a gross profit of $41.2 million in the three months and $39.1 million in the nine months ended September 30, 2021 compared to a gross profit of $0.1 million and $1.6 million for the corresponding periods in 2020. Excluding the settlement with DOE, gross profit from the technical solutions segment decreased $2.0 million in the three months and $5.6 million in the nine months ended September 30, 2021.

Non-Segment Information

The following tables present elements of the accompanying unaudited condensed consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Gross profit (loss)	$49.5	(0.8)	$50.3	6,288%
Advanced technology costs	0.6	0.2	(0.4)	(200)%
Selling, general and administrative	9.0	6.7	(2.3)	(34)%
Amortization of intangible assets	1.7	1.2	(0.5)	(42)%
Special charges for workforce reductions	—	0.6	0.6	100%
Operating income (loss)	38.2	(9.5)	47.7	502%
Nonoperating components of net periodic benefit expense (income)	(4.3)	(2.2)	2.1	95%
Investment income	—	(0.1)	(0.1)	—%
Income before income taxes	42.5	(7.2)	49.7	690%
Income tax expense (benefit)	0.4	(0.2)	(0.6)	—%
Net income (loss)	$42.1	$(7.0)	49.1	701%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Gross profit	$78.3	62.6	$15.7	(25)%
Advanced technology costs	1.3	1.8	0.5	28%
Selling, general and administrative	25.0	25.6	0.6	2%
Amortization of intangible assets	5.4	4.3	(1.1)	(26)%
Special charges for workforce reductions	—	0.5	0.5	100%
Operating income	46.6	30.4	16.2	(53)%
Nonoperating components of net periodic benefit expense (income)	(12.9)	(6.6)	6.3	95%
Interest expense	—	0.1	0.1	100%
Investment income	—	(0.5)	(0.5)	(100)%
Income before income taxes	59.5	37.4	22.1	(59)%
Income tax expense (benefit)	0.7	(0.6)	(1.3)	217%
Net income	$58.8	$38.0	20.8	(55)%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge expenses that are outside of our customer contracts in the technical solutions segment. Costs increased $0.4 million (or 200%) in the three months and decreased $0.5 million (or 28%) in the nine months ended September 30, 2021, compared to the corresponding periods in 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses increased $2.3 million (or 34%) in the three months ended September 30, 2021, compared to the corresponding period in 2020. Of this amount, $2.2 million reflects a remeasurement of obligations under long-term incentive compensation plans due to recent increases in Centrus’ stock price. Consulting costs increased $0.3 million and other SG&A expenses decreased by a net $0.2 million.

SG&A expenses decreased $0.6 million (or 2%) in the nine months ended September 30, 2021, compared to the corresponding period in 2020. Incentive compensation expense increased $3.6 million reflecting a remeasurement of obligations due to recent increases in Centrus’ stock price. Consulting costs decreased $3.3 million, salaries and benefits decreased $1.0 million, and other SG&A expenses increased by a net $0.1 million.

Amortization of Intangible Assets

Amortization of intangible assets increased $0.5 million (or 42%) in the three months and $1.1 million (or 26%) in the nine months ended September 30, 2021, compared to the corresponding periods in 2020. Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $4.3 million and $12.9 million for the three and nine months ended September 30, 2021, compared to income of $2.2 million and $6.6 million in the corresponding periods in 2020. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Interest cost declined in 2021 as a result of lower market interest rates.

Income Tax Expense (Benefit)

The income tax expense was $0.4 million in the three months ended September 30, 2021, and the income tax benefit was $0.2 million in the three months ended September 30, 2020. The income tax expense was $0.7 million in the nine months ended September 30, 2021, and the income tax benefit was $0.6 million in the nine months ended September 30, 2020.

The 2021 income tax expense resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items. The income tax expense of $0.7 million in the nine months ended September 30, 2021 included $1.1 million of current income tax expense offset by $0.4 million of income tax benefit from the true-up to the 2020 tax provision. The income tax benefit in the nine months ended September 30, 2020, included an income tax benefit of $0.8 million from the tax valuation allowance release on Centrus’ state deferred income taxes for its LEU segment, an income tax benefit of $0.1 million from the true-up to the 2019 tax provision, and $0.3 million of current income tax expense.

Centrus continues to maintain a valuation allowance against its federal and certain state net deferred tax assets through September 30, 2021. However, we believe it is reasonably possible that sufficient positive evidence may become available to conclude that some or a significant portion of the federal valuation allowance will no longer be needed and may be released within the next 12 months. Although Centrus achieved a three-year cumulative income position during the second quarter of 2021, the Company determined that a valuation allowance is still necessary due to a relatively low level of cumulative pre-tax income during this period and significant net operating loss carryforwards. In addition, the uncertainties described in Centrus’ Annual Report on Form 10-K Part 1, Item 1A – “Risk Factors” for the year ended December 31, 2020 and updated under Part II, Item 1A – “Risk Factors” of our Quarterly Reports on Form 10-Q for the periods ending March 31, 2021 and June 30, 2021 and in the Operating Results section of this document may impact the ability of Centrus to generate future taxable income and, therefore, the ability of Centrus to realize its deferred tax assets, including net operating losses, in the future. Centrus will continue to monitor future financial performance to determine whether such performance is both sustained and significant enough to support a reversal of all or a portion of the valuation allowance. The exact timing and amount of the valuation allowance release are dependent upon the actual level of profitability that is achieved as well as other positive and negative evidence. Additional information about the valuation allowance is provided in Note 14, Income Taxes, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Net Income

Net income was $42.1 million in the three months and $58.8 million in the nine months ended September 30, 2021, compared to a net loss of $7.0 million and net income of $38.0 million in the corresponding periods in the prior year. Gross profit in the three and nine months ended September 30, 2021, included $43.5 million of revenue related to the settlement of the Company’s claim for costs incurred in connection with a prior cost-reimbursable contract with DOE. Gross profit in the prior nine-month period included the $32.4 million of revenue related to the settlement of a supply contract that was rejected as part of the customer’s bankruptcy proceedings. The current year periods benefited from increases in nonoperating components of net periodic benefit income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator (in millions):
Net income (loss)	$42.1	$(7.0)	$58.8	$38.0
Less: Preferred stock dividends - undeclared and cumulative	0.7	1.9	2.1	5.9
Less: Distributed earnings allocable to retired preferred shares	—	—	6.6	—
Net income (loss) allocable to common stockholders	$41.4	$(8.9)	$50.1	32.1

Adjusted net income (loss), including distributed earnings allocable to retired preferred shares (Non-GAAP)	$41.4	$(8.9)	$56.7	$32.1

Denominator (in thousands) (a):
Average common shares outstanding - basic	13,741	10,723	13,365	10,008
Average common shares outstanding - diluted	14,056	10,723	13,702	10,282

Net income (loss) per share (in dollars):
Basic	$3.01	$(0.83)	$3.75	$3.21
Diluted	$2.95	$(0.83)	$3.66	$3.12

Adjusted Net Income (Loss) per Share (Non-GAAP) (in dollars):
Basic	$3.01	$(0.83)	$4.24	$3.21
Diluted	$2.95	$(0.83)	$4.14	$3.12
(a) For details related to average shares outstanding, refer to Note 9, Net Income Per Share of the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

We ended the third quarter of 2021 with a consolidated cash balance of $171.0 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. The HALEU Contract is incrementally funded and DOE is currently obligated for costs up to the full $115 million. The Company has received aggregate cash payments of $101.9 million through September 30, 2021.

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the ARDP. In addition to commercial demand, HALEU may be needed for advanced reactor designs that are now under development for the U.S. Department of Defense. Our HALEU Contract expires in June 2022 and although we believe demand for HALEU will emerge in the mid to late 2020s, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Our goal is to scale up the facility in modular fashion as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. At this time, however, there is no assurance that sufficient government or commercial funding or demand for material will be timely secured to permit the continued operation or expansion of the demonstration cascade. If funding or a contract for the output are not secured, we would need to terminate operation of the demonstration cascade or continue to operate the cascade at a loss with an adverse effect on our liquidity. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in this Quarterly Report and our Quarterly Report on Form 10-Q for the period ended June 30, 2021.

We lease facilities and related personal property in Piketon, Ohio, from DOE. In September 2021, DOE and Centrus extended the lease term through December 31, 2025. Any facilities or equipment constructed or installed under contract with DOE will be owned by DOE, may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its D&D. If we determine the equipment and facilities may benefit Centrus after completion of the HALEU Contract, we may extend the facility lease, subject to mutual agreement regarding D&D and other issues.

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

The change in cash, cash equivalents and restricted cash from our unaudited condensed consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities	$0.8	$5.2
Cash (used in) investing activities	(0.7)	(0.9)
Cash provided by financing activities	18.9	17.8
Increase in cash, cash equivalents and restricted cash	$19.0	$22.1

Operating Activities

In the nine months ended September 30, 2021, net cash provided by operating activities was $0.8 million. Net income of $58.8 million in the nine-month period, net of non-cash expenses, was a significant source of cash. Income included the $43.5 million recovery of claims for reimbursement for costs related to past contract services performed. The net increase is also the result of the $12.7 million decrease in accounts receivable. The increase in cash is partially offset by a net reduction of $7.8 million in deferred revenue and advances from customers which reflects revenue recognized in the current period related to payments received in advance in a prior period. Uses of cash are also reflected in the decrease in pension and postretirement benefit liabilities of $55.3 million and the decrease in payables under SWU purchase agreements of $19.0 million.
In the nine months ended September 30, 2020, net cash provided by operating activities was $5.2 million. The net income of $38.0 million in the nine-month period, net of non-cash expenses, was a significant source of cash. Income included the $32.4 million recovery of bankruptcy court claims. The net increase is also the result of a decrease in inventories of $17.1 million. These increases were partially offset by a net reduction of $17.5 million in deferred revenue and advances from customers which reflects revenue recognized in the current period related to payments received in advance in a prior period. Uses of cash are also reflected in the decrease in pension and postretirement benefit liabilities of $28.1 million.

Investing Activities

Capital expenditures were $0.7 million and $0.9 million in the nine months ended September 30, 2021, and 2020, respectively.

Financing Activities

In the nine months ended September 30, 2021, net cash provided by financing activities include net proceeds of $27.2 million raised from the issuance of common stock pursuant to a Registration Statement on Form S-3. Refer below to Common Stock Issuance. In both the nine months ended September 30, 2021 and 2020, payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the unaudited condensed consolidated financial statements regarding the accounting for the 8.25% notes (the “8.25% Notes”) maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$171.0	$152.0
Accounts receivable	16.9	29.6
Inventories, net	73.0	59.9
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(138.0)	(131.3)
Other current assets and liabilities, net	(37.8)	(64.1)
Working capital	$79.0	$40.0

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

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,238,637 shares of its Class A Common Stock in the nine months ended September 30, 2021, for a total of $28.7 million. After expenses and commissions paid to the agents the Company’s proceeds total $27.6 million. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020 to the prospectus, dated August 5, 2020. At present, the Company has $21.3 million remaining available for sale under the prospectus supplement dated December 31, 2020 and may from time to time sell additional shares through the sales agreement at the then market price. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and to repay outstanding debt or retire shares of its Series B Senior Preferred Stock.

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

Holders of the Series B Preferred Stock are entitled to cumulative dividends of 7.5% per annum of the liquidation preference at origination of $104.6 million. We are obligated to pay cash dividends on our Series B Preferred Stock to the extent certain criteria are met and dividends are declared by the Board of Directors. We have not met these criteria for the periods from issuance through September 30, 2021, and have not declared, accrued or paid dividends on the Series B Preferred Stock as of September 30, 2021. Additional terms and conditions of the Series B Preferred Stock, including the criteria that must be met for the payment of dividends, are described in Note 16, Stockholders’ Equity, of the consolidated financial statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

On October 20, 2021, the Company announced the commencement of a tender offer to purchase all of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (the “Series B Preferred Shares”), at a price of $1,145.20 per Series B Preferred Share (inclusive of any rights to accrued but unpaid dividends), to the sellers in cash, less any applicable withholding taxes (the “Offer”). The Offer is being made pursuant to the Tender Offer Statement on Schedule TO filed by the Company on October 20, 2021 with the SEC. The aggregate liquidation preference per Series B Preferred Share (including accrued but unpaid dividends) was $1,347.29 as of September 30, 2021. If the maximum number of Series B Preferred Shares is validly tendered and purchased, the aggregate consideration paid will be $43,342,384. Under no circumstances, will the Company pay interest as part of the consideration, including, but not limited to, by reason of any delay in making payment. Concurrently with the Offer, we also are soliciting consents (the “Consent Solicitation”) from holders of the Series B Preferred Shares to amend (the “Series B Preferred Amendment”) the certificate of designation of the Series B Preferred Shares (the “Certificate of Designation”) from and after the effective date of the Series B Preferred Amendment to: (i) cease any obligation to pay dividends on Series B Preferred Shares (other than the payment of accrued dividends in connection with a redemption or distribution of assets upon liquidation, dissolution or winding up), (ii) permit the

Company to redeem Series B Preferred Shares during the 90 days following the date of effectiveness of the Series B Preferred Amendment at a redemption price per share equal to $1,145.20 (plus any additional accrued dividends for the period from and including the date of effectiveness of the Series B Preferred Amendment to the date of redemption), (iii) remove the prohibition on the declaration and payment of dividends on junior stock of the Company, which includes all shares of the Company’s capital stock defined as “Common Stock” in the Company’s Amended and Restated Certificate of Incorporation, or the redemption, purchase or acquisition of such junior stock, and (iv) remove the restriction on redemption, purchase or acquisition of capital stock of the Company ranking on parity with the Series B Preferred Shares. If the Series B Preferred Amendment is approved, we currently intend to redeem all Series B Preferred Shares that remain outstanding following the consummation of the Offer at the reduced redemption price referred to in clause (ii) above. Pursuant to the terms of the Certificate of Designation, the consent of holders of at least 90% of the outstanding Series B Preferred Shares is required to approve the Series B Preferred Amendment. The Offer is currently set to expire on November 18, 2021.

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

Off-Balance Sheet Arrangements

Other than outstanding surety bonds, our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at September 30, 2021 or December 31, 2020.

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

As of September 30, 2021, the end of the period covered by this Quarterly Report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our condensed consolidated financial statements in Part I of this Quarterly Report.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2020 and as updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2021.

We may not obtain the full benefit of the HALEU Contract and may not be able to operate the HALEU enrichment facility to produce HALEU during and after the completion of the HALEU Contract.

In 2019, Centrus began work on a three-year, $115 million cost-shared contract with the DOE to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. At the conclusion of the demonstration program funding in 2022, our goal is to secure a follow-on contract and ultimately begin commercial production and incrementally scale up the Piketon facility as demand for HALEU grows in the commercial and/or government sectors. This is dependent on securing additional funding from the U.S. government or other sources, and retaining our NRC license. For further discussion, refer to Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A, Risk Factors, in our quarterly report on Form 10-Q for the quarter ending June 30, 2021.

While the existing contract ends on June 1, 2022, the Department of Energy’s Fiscal 2022 budget request includes $33 million to establish a new HALEU availability program, a portion of which would be used for “continuing to support the 16 machines in Piketon.” The Department has indicated that it is considering changes to the scope of the existing contract including moving the operational portion of the demonstration to a new, competitively-awarded contract, with operations to begin in mid-2022. Centrus believes it is well-positioned to compete for a follow-on contract to operate the machines in Piketon but there is no assurance that DOE will award such a contract to the Company. Congress has not yet adopted a Fiscal Year 2022 appropriations bill for the Department, and there is no assurance that the proposed program, which would go beyond the scope and duration of our existing contract, will be approved and funded. While obtaining an NRC license and completing construction of the cascade are important milestones, our inability to demonstrate production of HALEU may materially adversely affect our ability to obtain funding or attract investment required for the expansion of the Piketon facility. In the event that DOE were to award a contract for production of HALEU to another party, the Company could be required to delease the Piketon facility and return it, along with the centrifuges and supporting equipment, to DOE. This would likely result in the termination of the NRC license and the Company laying off its Piketon facility workforce. Alternatively, if we are awarded the contract to operate the cascade at the Piketon facility, since the terms and conditions of such contract are uncertain, the Company may be required to incur additional costs and liabilities pursuant to that contract.

If the Company’s operation of the Piketon facility were terminated, there can be no assurance that we could regain use of the Piketon facility or obtain an NRC license in the future at the Piketon site or an alternative site, in which event we would be unable to begin commercial production of HALEU. We may also incur additional costs related to reducing our workforce or closing the Piketon facility. Failure to secure U.S. government or other funding to support the continued operation of the Piketon facility, and retain our NRC license, could have a material adverse effect on our business and financial condition along with our plans for future growth.

Item 6. Exhibits

Exhibit No.	Description

10.1	Centrus Energy Corp. Employee Notional Stock Unit Award Agreement and Centrus Energy Corp. Employee Stock Appreciation Right Award Agreement (a)

10.2	Agreement, dated as of September 7, 2021 by and between United States Enrichment Corporation and the U.S. Department of Energy (a)

10.3	Amendment to Lease Agreement, dated as of September 9, 2021, by and between United States Enrichment Corporation and the U.S. Department of Energy (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited condensed consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed in interactive data file (XBRL) format.
(a)Filed herewith.
(b)Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

November 12, 2021	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)