Form 10-K
period 2021-12-31
CENTRUS ENERGY CORP
filed 2022-03-11
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2021, was $257.9 million. As of March 1, 2022, there were 13,673,933 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2022 annual meeting of shareholders to be filed with the Securities and Exchange commission within 120 days after the end of fiscal year 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the novel coronavirus (“COVID-19”) pandemic and any worsening of the global business and economic environment as a result; risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures that could impact our ability to obtain or sell low enriched uranium (LEU) under our existing supply contract with the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”); risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; risks related to financial difficulties experienced by customers or suppliers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; risks related to pandemics and other health crises, such as the global COVID-19 pandemic and subsequent variants; the impact and potential extended duration of the current supply/demand imbalance in the market for low-enriched uranium (“LEU”); risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements including those imposed under the 1992 Russian Suspension Agreement as amended (“RSA”), international trade legislation and other international trade restrictions; risks related to existing or new trade barriers and contract terms that limit our ability to procure LEU for, or deliver LEU to customers; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; risks related to the movement and timing of customer orders; risks related to our dependence on others for deliveries of LEU including deliveries from TENEX, under a commercial supply agreement with TENEX and deliveries under a long-term commercial supply agreement with Orano Cycle (“Orano”); risks associated with our reliance on third-party suppliers to provide essential products and services to us; risks related to the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned; risks that our ability to compete in foreign markets may be limited for various reasons; risks related to the fact that our revenue is largely dependent on our largest customers; risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability; risks related to whether or when government funding or demand for high-assay low-enriched uranium (“HALEU”) for government or commercial uses will materialize; risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology; risks related to our ability to perform and absorb costs under our agreement with the U.S. Department of Energy (“DOE”) to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors (the “HALEU Contract”) or to obtain contracts and funding to be able to continue operations and our ability to obtain and/or perform under other agreements; risks that we may not obtain the full benefit of the HALEU Contract and may not be able to operate the HALEU enrichment facility to produce HALEU after the completion of the existing HALEU Contract or that the HALEU enrichment facility may not be available to us as a future source of supply; risks related to uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks related to the potential for further demobilization or termination of our American Centrifuge work; risks that we will not be able to timely complete the work that we are obligated to perform; risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Contract, including the risk that costs could be higher than expected; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; risks related to the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the Company’s capital concentration; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks related to the limited trading markets in our securities; risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks that a small number of holders of our Class A Common Stock, par value $0.10 per share (“Class A Common Stock”), (whose interests may not be aligned with other holders of our Class A Common Stock), may exert significant influence over the direction of the Company; risks related to the use of our net operating losses (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; failures or security breaches of our information technology systems; risks related to our ability to attract and retain key personnel; risks related to the potential for DOE to seek to terminate or exercise its remedies under its agreements with the Company; risks related to actions, including government reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us; risks related to our ability to perform and receive timely payment under agreements with DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits; risks related to changes or termination of agreements with the U.S. government or other counterparties; risks related to the competitive environment for our products and services; risks related to changes in the nuclear energy industry; risks related to the competitive bidding process associated with obtaining contracts, including government contracts; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; risks related to potential strategic transactions that could be difficult to implement, disrupt our business or change our business profile significantly; risks related to the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); risks related to the impact of government regulation and policies including by the DOE and the U.S. Nuclear Regulatory Commission; risks of accidents during the transportation, handling or processing of hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations; risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, gaseous diffusion plants; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission (“SEC”).

For a discussion of these risks and uncertainties and other factors that may affect our future results, please see Part I, Item 1A, Risk Factors, the other sections of this Annual Report on Form 10-K and our subsequently filed documents. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K, except as required by law.

PART I
Item 1. Business

Overview

Centrus Energy Corp., a Delaware corporation, is a trusted supplier of enriched uranium for nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon-free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly-owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. We were incorporated in 1998 as part of the privatization of the United States Enrichment Corporation.

Centrus operates two business segments: (a) low-enriched uranium (“LEU”), which supplies various components of nuclear fuel to commercial customers from our global network of suppliers, and (b) technical solutions, which provides advanced engineering, design, and manufacturing services to government and private sector customers and is deploying uranium enrichment and other capabilities necessary for production of advanced nuclear fuel to power existing and next-generation reactors around the world.

Our LEU segment provides most of the Company’s revenue and involves the sale of enriched uranium for nuclear fuel to customers that are primarily utilities which operate commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in separative work units (“SWU”). Centrus also sells natural uranium (the raw material needed to produce LEU) and occasionally sells LEU with the natural uranium, uranium conversion, and SWU components combined into one sale.

LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU and its components to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources, including our inventory, medium and long-term supply contracts, and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources.

Our global order book includes long-term sales contracts with major utilities to 2029. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins.

In October 2020, the U.S. Department of Commerce (“DOC”) reached agreement with the Russian Federation on an extension of the 1992 Russian Suspension Agreement, a trade agreement which allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities, with an import quantity in each year. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to execute our long-term supply (purchase) agreement (the “TENEX Supply Contract”) with the Russian government entity, TENEX, Joint-Stock Company (“TENEX”). This outcome also allows sufficient quota for Centrus to continue serving its utility customers. Refer to Item 1A Risk Factors - Operational Risks for further discussion.

Under a contract with the U.S. Department of Energy (“DOE”), our technical solutions segment is deploying uranium enrichment and other capabilities necessary for production of advanced nuclear fuel to meet the evolving needs of the global nuclear industry and the U.S. government. We also are leveraging our unique technical expertise, operational experience, and specialized facilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

Our technical solutions segment is working to restore America’s domestic uranium enrichment capability, to play a critical role in meeting U.S. national security and energy security requirements, in advancing America’s nonproliferation objectives and in delivering the next-generation nuclear fuels that will power the future of nuclear energy as it provides reliable carbon-free power around the world.

The United States has not had domestic uranium enrichment capability suitable to meet U.S. national security requirements since the Paducah Gaseous Diffusion Plant (“Paducah GDP”) shut down in 2013. Longstanding U.S. policy and binding nonproliferation agreements prohibit the use of foreign-origin enrichment technology for U.S. national security missions. Our AC100M centrifuge currently is the only deployment-ready U.S. uranium enrichment technology that can meet these national security requirements, albeit requiring one minor change in sourcing of materials.

Centrus is working to pioneer U.S. production of High-Assay, Low-Enriched Uranium (“HALEU”), enabling the deployment of a new generation of HALEU-fueled reactors to meet the world’s growing need for carbon-free power. HALEU is a high-performance nuclear fuel component which is expected to be required by a number of advanced reactor and fuel designs that are now under development for commercial and government uses. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU is further enriched so that the uranium-235 concentration is between 5% and 20%. The higher U-235 concentration offers a number of potential advantages, which may include better fuel utilization, improved performance, fewer refueling outages, simpler reactor designs, reduced waste volumes, and greater nonproliferation resistance.

The lack of a domestic HALEU supply is widely viewed as a major obstacle to the successful commercialization of these new reactors. As the only company with a license from the Nuclear Regulatory Commission (“NRC”) to enrich up to 20% uranium-235 assay HALEU, Centrus is uniquely positioned to fill a critical gap in the supply chain and facilitate the deployment of these promising next-generation reactors.

The DOE has experienced a COVID-19 related supply chain delay in obtaining the HALEU storage cylinders. Since it is not possible to begin HALEU production without the storage cylinders, it would not be possible to complete the operational portion of the demonstration before the June 1, 2022 expiration date of the existing contract. As a result, the DOE elected to change the scope of the existing contract and move the operational portion of the demonstration to a new, competitively-awarded, contract that would provide for operations beyond the term of the existing contract. On February 7, 2022, the DOE issued a pre-solicitation notice for a request for proposal to complete the HALEU demonstration facility and to produce HALEU, noting that the “the Administration supports longer-term demonstration of production capability.” The pre-solicitation notice outlines a two-phase approach. Phase 1 consists of completing installation of the centrifuges – which DOE expects will take up to one year from contract signing – followed by one full year of cascade operations. Phase 2 consists of three optional, 3-year extensions to produce HALEU, so that the prospective contract could help support a total of one to ten years of cascade operations in addition to completing construction and centrifuge installation.

Centrus believes it is well-positioned to compete for a follow-on contract to operate the machines in our facility near Piketon but there is no assurance that DOE will award such a contract to the Company. Congress has not yet adopted a Fiscal Year 2022 appropriations bill for the DOE, and there is no assurance that the proposed program will be approved and funded.

The U.S. government has been operating under a series of continuing resolutions in Fiscal Year 2022. The DOE continues to support the HALEU program during the continuing resolution period, and has incrementally increased the government’s cost share ceiling as funds have become available.

Additional COVID-19-related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the existing HALEU Contract, and delay completion of the contract. The Company currently does not have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional costs have been accrued as of December 31, 2021. If DOE does not commit to fully fund the additional costs, and the Company nevertheless commits to a plan to complete the remaining activities of the HALEU Contract, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

We believe our investment in HALEU technology will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels. At present, there are a number of advanced reactors under development. For example, nine of the ten advanced reactor designs selected by the DOE for its Advanced Reactor Demonstration Program will require HALEU. In addition, the first non-light water reactor to begin active NRC-license review requires HALEU. The U.S. Department of Defense also plans to construct a prototype HALEU-fueled mobile microreactor in the next three to four years as part of a program called “Project Pele.” The U.S. Air Force also announced plans to deploy a microreactor at Eielson Air Force Base in Alaska. While the use of HALEU is not an express requirement of the Air Force program, the vast majority of microreactor designs are expected to need HALEU. On December 14, 2021, DOE issued a request for information related to a potential program to fund the availability of HALEU.

Advanced nuclear reactors promise to provide an important source of reliable carbon-free power. While there is no commercial market for HALEU today, we believe that by investing in HALEU technology now, and as the only American-based company currently pursuing HALEU enrichment capability and possessing an NRC license for such production, the Company could be positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases in the mid to late-2020s with the development of advanced reactors. However, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. Also, foreign government-owned and operated competitors could seek to enter the market and offer HALEU at more competitive prices. There is one known foreign government-owned entity which currently has the capability to produce HALEU, although this entity is currently subject to trade restrictions that limit the amount of material from this source which may be imported into the United States. Other foreign government owned entities which are not currently subject to U.S. trade restrictions, however, may enter the market. One such foreign government owned entity has expressed an interest in and potential capability for HALEU production but has not committed publicly to enter the market to enrich above 10% uranium-235 enrichment assays. This entity has indicated publicly that it would take six to seven years to be able to produce HALEU.

For further details, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook. For a discussion of the potential risks and uncertainties facing our business, see Part I, Item 1A, Risk Factors.

Low Enriched Uranium

LEU consists of two components: separative work units (“SWU”) and natural uranium. Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU,
•sales of both the SWU and natural uranium components of LEU, and
•sales of natural uranium.

Our LEU segment accounted for approximately 62% of our total revenue in 2021. Our customers are primarily domestic and international utilities that operate nuclear power plants. Our agreements with electric utilities are primarily medium and long-term, fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Our agreements for natural uranium and enriched uranium product sales, where we sell both the SWU and uranium component of LEU, are generally shorter-term, fixed-commitment contracts.

Uranium and Enrichment

Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia, and several other countries, including the United States. According to the World Nuclear Association (“WNA”), there are adequate measured resources of natural uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: uranium-235 (“U235”) and uranium-238 (“U238”). The concentration of U235 in natural uranium is only 0.711% by weight. Uranium enrichment is the process by which the concentration of U235 is increased. Most commercial nuclear power reactors require LEU fuel with a U235 concentration greater than natural uranium of up to 5% by weight. Future reactor designs currently under development will likely require higher U235 concentration levels of up to 20%.

SWU is a standard unit of measurement that represents the effort required to sort natural uranium between enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium deemed to be contained in LEU under this formula is referred to as its uranium or “feed” component.

While in some cases customers purchase both the SWU and uranium components of LEU from us, utility customers typically provide the natural uranium to us as part of their enrichment contracts and in exchange we deliver LEU to these customers and charge for the SWU component. Title to natural uranium provided by customers generally remains with the customer until Centrus delivers the LEU, at which time title to LEU is transferred to the customer, and Centrus takes title to the natural uranium.

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
Used Fuel Storage. After the nuclear fuel has been in a reactor for several years its efficiency is reduced and the assembly is removed from the reactor’s core. The used fuel is warm and radioactive and is kept in a deep pool of water for several years. Many utilities have elected to then move the used fuel into steel or concrete and steel casks for interim storage.

LEU Segment Order Book

Our order book of sales under contract in the LEU segment (“order book”) extends to 2029. For the years ended December 31, 2021 and 2020, our order book was approximately $986 million and $960 million, respectively. The order book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $348.2 million of deferred revenue and advances from customers as of December 31, 2021, whereby customers have made advance payments to be applied against future deliveries. We estimate that approximately 3% of our order book is at risk related to customer operations.

Most of our customer contracts provide for fixed purchases of SWU during a given year. Our order book estimate is based partially on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. Our order book estimate is also based on our estimates of selling prices, which may be subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. We use external composite forecasts of future market prices and inflation rates in our pricing estimates. Refer to Part I, Item 1A, Risk Factors, for a discussion of risks related to our order book.

Suppliers

We have a diverse base of supply that includes:
•existing inventory of LEU (refer to Note 4, Inventories),
•mid-term and long-term contracts with enrichment producers,
•purchases and loans from secondary sources including fabricators and utility operators of nuclear power plants that have excess inventory, and
•spot purchases of SWU, uranium and LEU.

We aim to continue to further diversify this base of supply and take advantage of opportunities to obtain additional short and long-term supplies of LEU. Currently, our largest suppliers of SWU are TENEX and the French government owned company Orano Cycle (“Orano”).

Under the TENEX Supply Contract, we purchase SWU contained in LEU, and we deliver natural uranium to TENEX for the LEU’s uranium component. The TENEX Supply Contract extends through 2028. We typically pay for the SWU contained in the LEU, and supply natural uranium to TENEX for the natural uranium component. SWU pricing is determined by a formula that uses a combination of market-related price points and other factors. The LEU that we obtain from TENEX under the TENEX Supply Contract currently is subject to quotas and other restrictions under an agreement between the United States and the Russian Federation governing exports of Russian uranium products to the United States (the “RSA”). This agreement extends through 2040 under an amendment signed in October 2020 by the DOC and the Russian State Atomic Energy Corporation (“ROSATOM”). The October 2020 amendment provides quotas for shipments of Russian uranium products to the United States after 2020, and allocates a substantial portion of the quotas through 2028 to Centrus for use under the TENEX Supply Contract to supply LEU for use in U.S. reactors. These quotas will allow us to continue to supply Russian LEU to our U.S. customers through 2028. The terms of the RSA, as extended, were also adopted into law by the U.S. Congress in the Consolidated Appropriations Act, 2021. Refer to Item 1A Risk Factors - Operational Risks for further discussion.

The amount of SWU we must purchase from TENEX under the TENEX Supply Contract exceeds our current sales order book and, therefore, we will need to make new sales to place all the Russian LEU we must order to meet our SWU purchase obligations to TENEX. Although the quotas cover most of the LEU that we must order to fulfill our purchase obligations under the TENEX Supply Contract, we expect that a small portion of the Russian LEU that we order during the term of the TENEX Supply Contract will need to be delivered to customers who will use it in non-U.S. reactors.

We also have an agreement with Orano (the “Orano Supply Agreement”) for the long-term supply of SWU contained in LEU, commencing in 2023. Under the Orano Supply Agreement, we will purchase SWU contained in LEU received from Orano, and then deliver natural uranium to Orano for the natural uranium feed material component of LEU. We had the option to extend the six-year purchase period for an additional two years and have recently elected to take the additional supply in 2029. The Orano Supply Agreement provides flexibility to adjust purchase volumes, subject to annual minimums and maximums, in fixed amounts that vary year by year. The pricing for the purchased SWU is determined by a formula that uses a combination of market-related price points and other factors, and is subject to certain floors and ceilings. Prices are payable in a combination of U.S. dollars and euros.

We procure LEU from other sources under short-term and long-term contracts and have inventories available that diversify our supply portfolio and provide flexibility to help us meet the needs of our customers. We also have agreements to borrow SWU which we can use to optimize our purchases and deliveries over time.

Market prices for SWU fell substantially in the aftermath of the nuclear incident at Fukushima, Japan in 2011, bottoming out in August of 2018. While prices have been rising, they are still lower than market prices prior to Fukushima. Recent purchases of SWU and our long-term contract with Orano reflect these lower market prices. Additionally, prices under the TENEX Supply Contract have been adjusted to reflect lower market prices based on a one-time market related price reset that was agreed to when we signed the contract in 2011. The reset occurred in 2018, reducing the unit cost per SWU for our purchases from 2019 through 2028.

Technical Solutions

Our technical solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing and operations services being performed under the HALEU Contract. With our private sector customers, we seek to leverage our domestic enrichment experience, engineering know-how and precision manufacturing facility to assist customers with a range of engineering, design and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - COVID-19 Update.

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We have significantly invested in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, if fully implemented, is expected to result in the Company having readied the 16-machine cascade to enrich uranium to the 20% concentration in the uranium-235 isotope that is required by many of the advanced reactor concepts now under development. Centrus is currently the only company with an NRC license to enrich uranium up to the 20% concentration that is contained in HALEU.

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million (which was recently increased to $126.7 million, as noted below). The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. Costs under the HALEU Contract include program costs, including internal labor, third-party services and materials, and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure, and training and qualifying the workforce for operation of the facility. When estimates of total costs for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense, as incurred over the duration of the contract term. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results, remaining program cost projections, and the Company’s anticipated cost-share.

Further, while we still anticipate completing construction of the cascade in 2022, due to a COVID-19 related supply chain delay in the DOE-supplied HALEU storage cylinders, production will commence under another contract that the DOE plans to compete later this year. The U.S. government has been operating under a series of continuing resolutions in Fiscal Year 2022. The DOE continues to support the HALEU program during the continuing resolution period, and has incrementally increased the government’s cost share ceiling as funds have become available. Currently, DOE has provided incremental funding, and increased the government’s cost share ceiling to $126.7 million. For further discussion, refer to Item 7, Management Discussion and Analysis, of this 10-K report.

Our HALEU Contract expires June 1, 2022, and although we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.
Commercial Contracting

In 2018, we entered into two services agreements with X-energy to provide technical and resource support for the conceptual and preliminary design of its Tri-Structural Isotropic (“TRISO”) fuel manufacturing process. Both of these contracts have been completed. In August 2021, we entered into a new services agreement with X-energy to provide design services for detailed design of the TRISO fuel manufacturing facility and various support services for establishing their TRISO Research and Development Center. The task orders under the new agreement may include in-kind contributions that we are not currently, but may provide, at our discretion.

Competition and Foreign Trade

It is estimated that the enrichment industry market for commercial nuclear reactors powered by low enriched uranium (“LEU”) is currently about 57.5 million SWU per year. Our global market share of enrichment for the LEU market is less than 5%. Global LEU suppliers in our highly competitive industry compete on the basis of price and reliability of supply. The four largest LEU suppliers comprise over 95% of market share combined:
•ROSATOM, a Russian government entity, which sells LEU through its wholly-owned subsidiary TENEX;
•Urenco, a consortium of companies owned or controlled by the British and Dutch governments and two German utilities;
•Orano, a company largely owned by the French government that was formerly part of the French government; and
•China Nuclear Energy Industry Corporation (“CNEIC”), a company owned by the Chinese government.
The production capacity for ROSATOM/TENEX is estimated by the World Nuclear Association to be approximately 28.7 million SWU per year. Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions as described below under — Russian Suspension Agreement.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 19.6 million SWU per year at the end of 2020.

Orano’s gas centrifuge enrichment plant in France began commercial operations in 2011 and the plant’s nominal capacity of 7.5 million SWU was reportedly in service at the end of 2016. Orano has reported that it has suspended planned capacity expansions beyond 7.5 million SWU.

CNEIC has emerged as a significant producer primarily focused on supplying domestic requirements in China. CNEIC’s commercial SWU production capacity is estimated to be approximately 10.7 million SWU per year in 2020.

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

Our LEU supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the government of the country of destination or other entities, such as the European Union or the International Atomic Energy Agency. The LEU supplied to us is subject to the terms of cooperation agreements between the country in which the material is produced and the country of destination or other entities.

Russian Suspension Agreement

Imports into the United States of LEU and other uranium products produced in the Russian Federation, including LEU imported by Centrus under the TENEX Supply Contract, are subject, through December 31, 2040, to quotas imposed under U.S. legislation enacted into law in September 2008 and December 2020, and under the RSA, as amended in 2008 and 2020. These quotas limit the amount of Russian LEU that can be imported into the United States for U.S. consumption1.

The RSA is a trade agreement between the DOC and the Russian State Atomic Energy Corporation (“ROSATOM”) originally signed in 1992 suspended an anti-dumping duty investigation of Russian uranium, and imposed quantitative limits on exports of Russian uranium products, including LEU, to the United States. Under an amendment signed on October 5, 2020, the RSA’s limits on shipments of Russian uranium product to the United States were extended through at least 2040. Additionally, under legislation passed by the U.S. Congress shortly after the amendment was signed, the material terms of the extended RSA were enacted into law.

Under this law and the RSA, imports of Russian uranium products will peak in 2023 at 24% of the forecasted U.S. demand for enrichment and then begin to decline, reaching 15% by 2028. Despite the fact that overall limits will ramp down, the RSA extension agreement explicitly sets aside sufficient quota in 2021-2028 for Centrus. The RSA and the legislation provide for a revision of the quotas in 2023, 2029, and 2035 to take account of SWU demand forecasts that will be published by the WNA in the future. Any quota adjustment or other change to the RSA could affect our ability to implement the TENEX Supply Contract through sales to customers who take delivery in the United States, which is our most significant market.

The actual size of the annual quotas allocated to Centrus for the TENEX Supply Contract are confidential, but a public version of the quotas shows that they represent a significant portion of the total quotas provided under the RSA in 2021-2028. The quotas provided for the TENEX Supply Contract are expected to be adequate to support the Company’s long-term strategic goals and to permit enriched uranium procured from TENEX during the remaining term of the TENEX Supply Contract to be imported to supply U.S. utilities, thereby securing a key part of the Company’s supply base for the benefit of its customers and providing the revenues needed by the Company to support its work on HALEU and other advanced technology projects in the United States.

For further details, refer to Part I, Item 1A, Risk Factors - Our future prospects are tied directly to the nuclear energy industry worldwide, and the financial difficulties experienced by, and operating conditions of, our customers and suppliers could adversely affect our results of operations and financial condition.

Other Actions Adversely Affecting International Trade
In 2018, in connection with the withdrawal by the United States from a 2015 multilateral agreement known as the Joint Comprehensive Plan of Action (“JCPOA”) the U.S. government re-imposed sanctions on Iran’s Atomic Energy Organization of Iran (“AEOI”) and a number of its subsidiaries. Waivers were granted to allow non-Iranian entities to continue to work on certain programs that, among other things, allowed affiliates of ROSATOM to continue work on nuclear projects in Iran. These waivers have expired or been terminated and as a result, the U.S. government could decide to impose sanctions on Russian entities that may be involved in nuclear work in Iran, including ROSATOM or its subsidiaries. These sanctions could affect companies owned by ROSATOM, including TENEX, even if they are not doing work in Iran. To date, no sanctions have been imposed or announced on TENEX or any other ROSATOM subsidiary involved in the TENEX Supply Contract, in respect to the work of ROSATOM or its subsidiaries in Iran.

1 The term “quota” is used herein for simplicity. The amounts of Russian uranium products that can be shipped to the United States are referred to as export limits in the RSA and import limits in the legislation, but from a practical perspective have identical effect.

DOE Facilities

We produced LEU through 2001 at the former Portsmouth Gaseous Diffusion Plant (“Portsmouth GDP”) in Piketon, Ohio and through 2013 at the former Paducah GDP in Paducah, Kentucky, which we had leased from DOE. We currently store our existing inventory at third-party offsite licensed locations under agreements with the operators of those facilities. The Portsmouth GDP and Paducah GDP were operated by agencies of the U.S. government for more than 40 years prior to the creation of the Company through privatization of the Government enterprise in 1998. As a result of such operation, there are contamination and other potential environmental liabilities associated with the Government’s prior operation of the plants. The USEC Privatization Act and our former leases for the plants provide that DOE remains responsible for the decontamination and decommissioning (“D&D”) of the gaseous diffusion plants. Further, DOE continued operations as well as cleanup activities, both during and subsequent, to our operations at the facilities.

We lease facilities and related personal property near Piketon, Ohio from DOE. In connection with a letter agreement that preceded the HALEU Contract, DOE and Centrus amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. The lease was extended until May 31, 2022. In September 2021, the Company and the DOE renewed and extended the lease until December 31, 2025. Any facilities or equipment constructed or installed under the HALEU Contract, or other contract with DOE will be owned by DOE and may be returned to DOE in an “as is” condition at the end of the lease term. DOE will be responsible for the D&D of any returned facilities or equipment. If we determine the equipment and facilities may benefit Centrus after completion of the HALEU program, we can extend the facility lease and ownership of the equipment will be transferred to us, subject to mutual agreement regarding D&D and other issues, including those impacted by DOE’s recent decision to competitively award a separate contract for operations of the HALEU cascade following the expiration of our HALEU Contract, which may be awarded to a third party.

Human Capital Management

Our employees in Maryland, Ohio, and Tennessee are dedicated to our corporate philosophy based in honesty, trust, and with the highest levels of integrity, safety and security. Every day these values drive how we operate our business; govern how we interact with each other and our customers, partners, and suppliers; guide the way that we treat our workforce; and determine how we connect with our communities. Our commitment to ethical business practices is outlined in our Code of Business Conduct. Each employee is required to acknowledge receipt, understanding of, and compliance with our standards.

Due to the highly specialized nature of our business we need to hire and train skilled and qualified personnel to design, build, and operate our state of the art equipment, and to perform a broad range of services to support our country and our customers. Our work requires that we attract people who are dedicated to consistently performing quality work and, for many of our positions, are able to obtain a security clearance. We recognize that our success as a company depends on our ability to attract, develop, and retain such a workforce. We are dedicated to promoting the health, welfare and safety of our employees. Part of our responsibility includes treating all employees with dignity and respect and providing them with fair, market-based, competitive, and equitable compensation. We recognize and reward the performance of our employees in line with our pay-for-performance philosophy and provide a comprehensive suite of benefit options that enables our employees and their dependents to live healthy and productive lives.

Safety in our workplaces is paramount. We take measures to prevent workplace hazards, encourage safe behaviors and enforce a culture of continuous improvement to ensure our processes help eliminate incidents and injuries and comply with governing health and safety laws.

We are committed to promoting diversity of thought, experience, perspectives, backgrounds, and capabilities to drive innovation and to strengthen the solutions we deliver to our customers because we believe this diversity leads to better outcomes. We proudly support a culture of inclusion and encourage a work environment that respects diverse opinions, values individual skills, and celebrates the unique experiences our employees possess. To ensure a diverse group of candidates is considered for each opening we enlist the services of a Human Resource Consulting firm that provides services and products related to Affirmative Action Programs (“AAPs”) and equal employment opportunity as required by the U.S. Department of Labor's Office of Federal Contract Compliance Programs (“OFCCP”).

Our values motivate us to promote strong workplace practices with opportunities for development and training. Our training and development efforts focus on ensuring that the workforce is appropriately trained on critical job skills as well as leadership attributes that are consistent with our philosophy. During the COVID-19 pandemic, we transitioned our headquarters staff to work from home. We have endeavored to maintain the highest levels of safety for our operations staff, who are in open offices, with enforcement of social distancing, face masks, and also 100% daily temperature screening. All non-bargaining unit employees of the Company, including those working from home, are either fully vaccinated (95%) against the COVID-19 virus or working with accommodations (5%).

A summary of our employees by location is as follows:

	No. of Employees at December 31,
Location	2021	2020
Piketon, OH	115	107
Oak Ridge, TN	101	105
Bethesda, MD	50	53
Other	—	2
Total Employees	266	267

On January 16, 2020, members of the United Steelworkers (“USW”) Local 689-5 ratified a new collective bargaining agreement for the employees represented by the USW at the advanced technology facility near Piketon, Ohio. The contract term is through October 1, 2022.

Executive Officers
Executive officers are elected by and serve at the discretion of the Board of Directors. The Executive officers as of December 31, 2021, are as follows:

Name	Age	Position
Daniel B. Poneman	65	President and Chief Executive Officer
Larry B. Cutlip	62	Senior Vice President, Field Operations
Dennis J. Scott	62	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Philip O. Strawbridge	67	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
John M.A. Donelson	57	Senior Vice President and Chief Marketing Officer
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

Our code of business conduct (the “Code of Business Conduct”) provides a brief summary of the standards of conduct that are at the foundation of our business operations. The Code of Business Conduct states that we conduct our business in strict compliance with all applicable laws. Each employee must read the Code of Business Conduct and sign a form stating that he or she has read, understands and agrees to comply with the Code of Business Conduct. A copy of the Code of Business Conduct is available on our website or upon request without charge. We will disclose on the website any amendments to, or waivers from, the code of business conduct that are required to be publicly disclosed.

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

War in Ukraine

The current war in Ukraine has led to the U.S., Russia and other countries imposing sanctions and other measures that restrict international trade. The situation is rapidly changing, and it is not possible to predict future actions that could be taken. The Company has multiple sources of supply; however, the supply contract with Tenex remains our largest source. At present, sanctions have not impacted the ability of the Company or TENEX to perform under the TENEX supply contract. Recently sanctions have been imposed by the U.S. on exports of fossil fuels. Russia has imposed sanctions on the export of commodities but does not include the export of LEU. Additional sanctions or other measures by the U.S. or foreign governments (including the Russian government) could be imposed. Any sanctions or measures directed at trade in LEU from Russia or the parties involved in such trade or otherwise could interfere with, or prevent, implementation of the TENEX Supply Contract. While the initial sanctions announced do not affect the ability of the Company or TENEX to implement the TENEX Supply Contract, the situation at this time is unpredictable and therefore there is no assurance that future developments would not have a material adverse effect on the Company’s procurement, payment, delivery or sale of LEU under the TENEX Supply Contract.

If measures were taken to limit the supply of Russian LEU or to prohibit or limit dealings with Russian entities, including, but not limited to, TENEX or ROSATOM, the Company would seek a license, waiver or other approval from the government imposing such measures to ensure that the Company could continue to fulfill its purchase and sales obligations. There is no assurance that such a license, waiver, or approval would be granted. If a license, waiver or approval were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX. The Company has contracts for alternative sources that could be used to mitigate a portion of the near term impacts. However, to the extent these sources were insufficient or more expensive or additional supply cannot be obtained, it could have a material adverse impact on our business, results of operations, and competitive position.

Economic and Industry Risks

Our future prospects are tied directly to the nuclear energy industry worldwide, and the financial difficulties experienced by, and operating conditions of, our customers and suppliers could adversely affect our results of operations and financial condition.

Potential events that could affect either our customers or suppliers under current or future contracts with us or the nuclear industry as a whole, include:
•pandemics, armed conflicts (including the war in Ukraine), government actions and other events that disrupt supply chains, production, transportation, payments and importation of nuclear materials or other critical supplies or services;
•natural or other disasters (such as the 2011 Fukushima disaster) impacting nuclear facilities or involving shipments of nuclear materials;
•changes in U.S. or foreign government policies and priorities;
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

These events could adversely affect us to the extent they result in a reduction or elimination of customers’ contractual requirements to purchase from us; the suspension or reduction of nuclear reactor operations; the reduction or blocking of supplies of raw materials, natural or enriched uranium or separative work units (SWU), lower demand, burdensome regulation, disruptions of shipments, production importation or payment (including the blocking or restriction of transportation services or hardware); increased competition from third parties; and increased costs or difficulties or increased liability for actual or threatened property damage or personal injury. Additionally, customers may face financial difficulties, including from factors unrelated to the nuclear industry, that could affect their willingness or ability to make purchases. We cannot provide any assurance that events will not preclude us from making deliveries to our customers, increase our costs or that our customers, suppliers, or contractors will not default on their obligations to us or file for bankruptcy protection. If a customer files for bankruptcy protection, for example, we likely would be unable to collect all, or even a significant portion, of amounts that are owed to us. A default and bankruptcy filing by one or more customers or suppliers, or events (such as government actions) which prevent or limit our ability to obtain or sell material or services, could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Our business, financial and operating performance could be adversely affected by epidemics and other health related issues including but not limited to the coronavirus disease 2019 (“COVID-19”) pandemic.

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government and has negatively affected the U.S. and global economies, disrupted supply chains, and has resulted in significant travel, transport, and other restrictions. The COVID-19 outbreak has disrupted the supply chains and day-to-day operations of the Company, our suppliers, our contractors, and our customers, which could materially adversely affect our operations. In this regard, global supply chains and the timely availability of products or product components sourced domestically or imported from other nations, including SWU contained in LEU we purchase, could be materially disrupted by quarantines, slowdowns or shutdowns, border closings, and travel restrictions resulting from the global COVID-19 pandemic or other global pandemic or health crises. Further, impacts of COVID-19 infections and other COVID-19 pandemic related impacts on our management and workforce, or our suppliers, contractors, or customers, could adversely impact our business. While we have taken steps to protect our workforce and carry on operations, we may not be able to mitigate all of the potential impacts. We anticipate increased costs related to, or resulting from, the COVID-19 pandemic, due to, among other things, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine requirements, and the impacts of remote work and adjusted work schedules.

The impacts of the COVID-19 pandemic have been primarily affecting our technical solutions segment since much of the work required under the HALEU Contract must be performed on the Company’s sites and on our suppliers’ sites. As a result, our costs under the HALEU Contract have been impacted. Further, as a result of the U.S. Department of Energy (“DOE”) not supplying us cylinders as required under the HALEU Contract, operation of the cascade has been deferred and will be performed under a subsequent competitively bid contract that may or may not be awarded to us.

In the event that the COVID-19 pandemic prevents our employees or our contractors from working in-person at our site or, our suppliers are unable to provide goods and services on the schedule we anticipated, the impacts on our schedule and costs could be material. Again, while we have worked to mitigate the impact, we are experiencing increased costs as the result of the impact of the pandemic on their operations.

We continue to work with our customers, employees, contractors, suppliers and communities to address the impacts of the COVID-19 pandemic and to take actions in an effort to mitigate adverse consequences. However, the ultimate impact of the COVID-19 pandemic on our operations and financial performance in future periods, including our ability to execute our strategic plan and programs in the expected timeframe, remains uncertain and will depend on future pandemic related developments, including the duration of the pandemic and any potential subsequent variants of COVID-19 and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted. The long-term impacts of the COVID-19 pandemic on us or on government budgets, our customers, contractors and suppliers that could impact our business are also difficult to predict but could adversely affect our business, results of operations, and prospects.

The continued excess supply of LEU in the market could adversely affect market prices and our business results.

Events related to the March 2011 earthquake and tsunami that caused irreparable damage to four reactors in Fukushima, Japan created an over-supply of nuclear fuel that continues to heavily influence market prices. In addition, reactor operators facing aggressive price competition from natural gas and subsidized renewable generation like wind and solar, have closed or are planning to close reactors, further reducing demand for our product and services. Despite the decrease in demand, some of our competitors supported by foreign governments continued to expand their capacity. Market uncertainty, and reduced demand, coupled with excess capacity and supply has adversely affected our ability to sell LEU and SWU and could adversely affect our business, results of operations, and prospects.

Our business is exposed to price volatility associated the procurement of SWU and uranium.

The Company is exposed to commodity price risk for purchases of SWU and uranium. Our earnings and cash flows are therefore exposed to variability of spot and forward market prices in the markets in which it operates. The supply markets for SWU and uranium are subject to price fluctuations and availability restrictions.

Operational Risks

Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply could adversely affect profitability and the viability of our business.

The majority of the SWU and LEU that we use to fill existing contracts with customers is sourced from outside the United States, including from Russia under the TENEX Supply Agreement, and we expect the arrangement to continue into the future. Our ability to place this SWU and LEU into existing and future contracts with customers is subject to trade restrictions, sanctions, and other limitations imposed by the United States and other governments and our customers. For example, our imports from Russia are subject to U.S. quotas. Given the quotas, restrictions, and customer limitations that limit our ability to sell SWU and LEU purchased under the TENEX Supply Agreement both in the United States and globally, there is no guarantee that we can make sufficient sales to meet our minimum purchase obligation under the TENEX Supply Agreement. (For further information refer to Part I, Item 1, Competition and Foreign Trade).

Further, currently evolving international events, including the war in Ukraine could result in new or additional sanctions or other U.S. or foreign government actions that could directly or indirectly limit or prevent our purchase, importation, or ability to sell material under our TENEX Supply Agreement. Even absent such restrictions, some of our U.S. and foreign customers are unable or unwilling to accept Russian SWU and uranium.

Geopolitical events, including domestic or international reactions or responses to such events, as well as concerns about national security or other issues, also could lead to U.S. or foreign government or international actions that could disrupt our ability to purchase, sell, or make deliveries of LEU, SWU, or other uranium products, or even to continue to do business with one or more of our suppliers or their affiliates. Our inability to meet our purchase or sales obligations, or to earn revenues from U.S. and international sales, would adversely affect our financial condition, results of operations, cash flows, and the viability of our business. All of these outcomes, individually and collectively, could cause us to incur significant financial losses, in addition to impeding or preventing us from fulfilling our existing contracts, or winning new contracts, and could adversely affect our profitability and the viability of our business.

We may be unable to sell all of the LEU we are required to purchase under supply agreements for prices that cover our costs, which could adversely affect profitability and the viability of our business.

We may not achieve the anticipated benefits from supply agreements we enter into. The prices we are charged under some supply agreements are determined by formulas that may not be aligned with the prevailing market prices at the time we enter into contracts with customers. As a result, the sales prices in our contracts may not cover our purchase costs, or those purchase costs may limit our ability to secure profitable sales.

We are dependent on purchases from our suppliers and other sources to meet our obligations to customers and rely on third parties to provide essential services.

We are currently dependent on purchases from suppliers to meet our obligations to customers, including purchases from the Russian government entity, TENEX. A significant delay in, or stoppage or termination of, deliveries of material to us under our supply agreements, could adversely affect our ability to make deliveries to customers. The recent action of Russian military forces in Ukraine has escalated tensions between Russia and the U.S. The U.S. has imposed, and is likely to impose additional, financial and economic sanctions and export controls against certain Russian organizations and/or individuals. Sanctions and export controls, as well as any actions by Russia, could adversely affect our supply and our ability to meet our obligations to customers.

We also rely on third parties to provide essential services to the Company, such as the storage and management of inventory, transportation, and radiation protection. Those service providers may not perform on time, with the desired quality, or at all for a variety of reasons, many of which are outside our control. An interruption of deliveries from our suppliers or the provision of essential services by third parties, could adversely impact our business, results of operations, and prospects.

We face significant competition from major producers who may be less cost sensitive or may be favored due to support from foreign governments.

We compete with major producers of LEU, all of which are wholly or substantially owned by governments: Orano (France), Rosatom/TENEX (Russia), Urenco (the Netherlands, the United Kingdom and two German utilities), and CNEIC (China). Our competitors have greater financial resources than we do. Foreign competitors enjoy financial and other support from their government owners, which may enable them to be less cost or profit-sensitive than we are. In addition, decisions by foreign competitors may be influenced by political and economic policy considerations rather than commercial considerations. For example, foreign competitors may elect to increase their production or exports of LEU, SWU, or other uranium products, including HALEU, even when not justified by market conditions, thereby depressing prices and reducing demand for our LEU, SWU, and other uranium products. This could adversely affect our business, results of operations, and prospects. Moreover, our competitors may be better positioned to take advantage of improved market conditions and increase capacity to meet any future market expansion.

The ability to compete in certain foreign markets may be limited for legal, political, economic or other reasons.

Doing business in foreign markets poses additional risks and challenges. For example, agreements for cooperation between the U.S. government and various foreign governments or governmental agencies control the export of nuclear materials from the United States. We are unable to supply fuel for foreign reactors unless there is an agreement for cooperation in force. If an agreement with a country in which one or more of our customers is located were to lapse, terminate, or be amended, our sales or deliveries could be curtailed or terminated, adversely affecting our business, results of operations, and prospects. Moreover, the lack of such agreements for cooperation between the United States government and those governments or agencies in emerging markets may restrict our ability to sell into such markets. Additionally, countries may impose other restrictions on the import or export of material or services.

Purchases of LEU and SWU by customers in the European Union are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of European Union consumption per year. Similarly, China has a policy of using Chinese sources of LEU and SWU. Such policies limit our ability to sell in those countries.

Certain foreign markets lack a comprehensive nuclear liability law that protects suppliers by channeling liability for injury and property damage suffered by third persons from nuclear incidents at a nuclear facility to the facility’s operator. The lack of legal protection for suppliers could adversely affect our ability to compete for sales to meet the growing demand for LEU or SWU in these markets and our prospects for future revenue from such sales.

Dependence on our largest customers could adversely affect us.

In 2021, our ten largest nuclear fuel customers represented approximately 57% of total revenue and our two largest customers represented approximately 24% of total revenue. Further, individual orders average $7.4 million. A reduction in purchases from our customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption or change in their operations or financial condition that reduces purchases of LEU, SWU, or other uranium products from us, could adversely affect our business, results of operations, and prospects. Once lost, customers may be difficult to regain because they typically purchase under long-term contracts. Consequently, we may face reduced revenues and difficulty in selling the material we are obligated to buy, which could adversely affect our business, results of operations, and prospects.

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

Our ability to operate the HALEU enrichment facility we are deploying under the HALEU Contract after the completion of the deployment is dependent on our ability to secure additional contracts and funding from the U.S. government or other sources.

In 2019, Centrus began work on a three-year, cost-shared contract with the DOE to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. As a result of the on-going supply chain disruptions due to the COVID-19 pandemic and other factors, DOE has been unable to provide the cylinders required to begin HALEU production under the current contract. Consequently, operation of the demonstration cascade will be performed pursuant to a separate subsequent, competitively-awarded contract which may not be awarded to us. Although we believe we are well positioned to compete for the subsequent contract to operate the cascade beginning in 2022, there is no assurance that we will be awarded such contract.

Our goal is to be in a position to begin production and scale up the facility in modular fashion as demand for HALEU grows in the commercial and/or government sectors. However, our right to operate the facility we are building depends on the award of one or more follow-on contracts by the U.S. government, as well as continued

funding for operation from the U.S. government or other sources. There is no assurance that we will be awarded such contracts or that such funding will be available. Further, it is uncertain whether or when demand to support the scale up of the facility will materialize. If we do not secure the necessary contracts and funding and if sufficient demand does not emerge, we may not be able to continue or expand operations at that facility and may not be able to support providing HALEU fuel for the advanced reactors under development.

If we are required to delease the facility where we are deploying the HALEU cascade under the HALEU Contract and return it, along with the centrifuges and supporting equipment, to the DOE at the expirations of our contract, this would likely result in the termination of our NRC operating license and us laying off our Piketon workforce. However, if we are able to continue operating the facility, we would incur additional costs and liabilities associated with the facility.

If the Company’s operation of the Piketon facility were terminated, there can be no assurance that we could regain use of the Piketon facility or obtain a new NRC license in the future at the Piketon site or an alternative site, in which event we would be unable to begin commercial production of HALEU. We may also incur additional costs related to reducing our workforce or closing the Piketon facility. Failure to secure U.S. government or other funding to support the continued operation of the Piketon facility, and retain our NRC license, could have a material adverse effect on our business and financial condition along with our plans for future growth.

Our technical solutions segment conducts business under various types of contracts, including fixed-price and cost-share contracts, which subjects us to risks associated with cost over-runs.

The technical solutions segment conducts business under various types of contracts, including fixed-price contracts and cost-share contracts, where costs must be estimated in advance of our performance. These types of contracts are priced, in part, on cost and scheduling estimates that are based on assumptions including prices and availability of experienced labor, equipment and materials, and estimates of the amount of other contract work we expect to perform. In the event we have cost overruns, we may not be able to obtain compensation for additional work performed or expenses incurred. Our failure to accurately estimate the resources and time required for fixed-price or cost-share contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits, greater costs, or a loss for that contract. If the cost overrun on a contract is significant, or we encounter issues that affect multiple contracts, the cost overrun could have a material adverse effect on our business, financial condition, and results of operations.

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

Our significant long-term liabilities (and other third-party financial obligations) could have important consequences, including:
•making it more difficult for us to satisfy our obligations to lenders and other creditors, resulting in possible defaults on, and acceleration of, such indebtedness or breaches of such other commitments;
•placing us at a competitive disadvantage by making us more vulnerable to react to adverse economic conditions or changes in the nuclear industry;
•hindering our ability to obtain additional financing for future working capital and other general corporate requirements;
•reducing our cash resources for payments on our 8.25% Notes thereby limiting our ability to fund our operations, capital expenditures, and future business opportunities;

•placing certain restrictions on the ability of our subsidiary, United States Enrichment Corporation (“Enrichment Corp.”), to transfer cash and other assets to us, which could constrain our ability to pay dividends on our Common Stock or to fund our commitments or the commitments of our other subsidiaries, pursuant to the indenture governing our 8.25% Notes, subject to certain exceptions; and
•restricting our ability to engage in certain mergers or acquisitions pursuant to the indenture governing our 8.25% Notes also requires us to offer to repurchase all such outstanding notes at 101% of their outstanding principal amount in the event of certain change of control events.

The terms of the indenture governing our 8.25% Notes do not restrict Centrus or any of its subsidiaries from incurring substantial additional indebtedness in the future. If we incur substantial additional indebtedness the foregoing risks would intensify, however. Additional information concerning the 8.25% Notes including the terms and conditions of the 8.25% Notes are described in Note 8, Debt of the consolidated financial statements.

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

Centrus and its subsidiary, Enrichment Corp., maintain qualified defined benefit pension plans that are guaranteed by the Pension Benefit Guaranty Corporation (“PBGC”), a wholly-owned U.S. government corporation that was created by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). Centrus also maintains non-qualified defined benefit pension plans for certain executive officers. These plans are anticipated to require material cash contributions in the future, which may divert funds from other uses and could adversely impact our liquidity depending on the timing of any required contributions or payments in relation to our sources of cash and other payment obligations.

Further, earnings may be positively or negatively impacted by the amount of expense we record for employee benefit plans. Generally accepted accounting principles in the United States (“U.S. GAAP”) require a company to calculate expenses for these plans using actuarial valuations. The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount we are required to contribute to pension plans could have an adverse effect on our cash flows.

Our revenues and operating results may fluctuate significantly from quarter to quarter and year to year, which could have an adverse effect on our cash flows.

Revenue is recognized when or as we transfer control of the promised LEU or uranium to the customer. Customer demand is affected by, among other things, electricity markets, reactor operations, maintenance, and the timing of refueling outages. As a result, a relatively small change in the timing, amount, or other terms of customer orders for LEU due to a change in a customer’s refueling schedule or other reasons may cause operating results to be substantially above or below expectations, which could have an adverse effect on our cash flows.

Results of operations could be negatively impacted if adverse conditions or changes in circumstances indicate a possible impairment loss related to our intangible assets.

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The intangible assets remaining on our balance sheet relate to our sales order book and customer relationships. The order book intangible asset is amortized to expense as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized to expense using the straight-line method over the estimated average useful life of 15 years with 7 ¾ years of scheduled amortization remaining.

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

Substantially all of our revenue-generating operations are conducted at our subsidiary, Enrichment Corp. The financing obtained from Enrichment Corp. funds our general corporate expenses, including interest payments on the 8.25% Notes, which are guaranteed on a limited and subordinated basis by Enrichment Corp. As a wholly-owned subsidiary of Centrus, Enrichment Corp. has its own set of creditors and a separate board of directors (the “Enrichment Board”), who are elected by Centrus. Current and future funding and support are conditional and dependent on Enrichment Corp.’s own financial condition and a determination by the Enrichment Board that such funding is in the interest of Enrichment Corp.

There is limited trading volume for our securities and the market price of our securities is subject to volatility.

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

Holders of our Class B Common Stock, par value $0.10 per share (“Class B Common Stock” and together with the Class A Common Stock, “Common Stock”) may make decisions regarding their investment in the Company based upon factors that are unrelated to the Company’s performance. Any sales of shares by holders of our Class B Common Stock would result in automatic conversion (with limited exceptions) of Class B Common Stock into Class A Common Stock, which in turn could adversely impact the trading price of the Class A Common Stock.

Our 8.25% Notes are not listed on any securities exchange. No assurance can be given as to the liquidity of the trading market for the 8.25% Notes. The 8.25% Notes may only be traded infrequently in transactions arranged through brokers or otherwise, and reliable market quotations for the 8.25% Notes may not be available. In addition, the trading prices of the 8.25% Notes will depend on many factors, including prevailing interest rates, the trading volumes, and the other factors discussed above with respect to the Class A Common Stock.

A small number of holders of our Class A Common Stock may exert significant influence over the direction of the Company.

As of December 31, 2021, based solely on amounts reported in Schedule 13D and 13G filings with the SEC, two stockholders with the largest holdings of our Class A Common Stock collectively own approximately 19% of our Class A Common Stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger of the Company, or sale of substantially all of the Company’s assets. These stockholders may have interests that differ from, and may vote in a way adverse to, other holders of Class A Common Stock, or adverse to the recommendations of the Company’s management. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company, may limit the ability of the Company to pass certain initiatives or other items that require stockholder approval, and may also have the effect of delaying, preventing, or expediting, as the case may be, a change in control of the Company.

A small number of Class A stockholders, who also have significant holdings of the Company’s 8.25% Notes, may be motivated by interests that are not aligned with the Company’s other Class A stockholders.

Currently, a small number of persons who also are stockholders collectively own greater than 25% of our 8.25% Notes. As a result, these stockholders may have interests that differ from the remainder of the holders of our Class A Common Stock, and, as a result, may vote or take other actions in a way adverse to other holders of Class A Common Stock.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

Our ability to fully utilize our existing net operating losses (“NOLs”) or net unrealized built-in losses could be limited or eliminated in the event (i) we undergo an “ownership change” as described under Section 382 of the Internal Revenue Code, (ii) we do not reach profitability or are only marginally profitable, or (iii) there are changes in U.S. government laws and regulations. An “ownership change” is generally defined as a greater than 50% change in equity ownership by value over a rolling three-year period. Past or future ownership changes, some of which may be beyond our control, as well as differences and fluctuations in the value of our equity securities may adversely affect our ability to utilize our NOLs and could reduce our flexibility to raise capital in future equity financings or other transactions, or we may decide to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, the “Section 382 Rights Agreement” we have adopted with respect to our common stock contains limitations on transferability intended to prevent the possibility of experiencing an “ownership change,” but we cannot be certain that these measures will be effective. We also may decide to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, any changes to tax rules and regulations or the interpretation of tax rules and regulations could negatively impact our ability to recognize any potential benefits from our NOLs or net unrealized built-in losses.

Legal and Compliance Risks

Our operations are highly regulated by the U.S. government, including the NRC and the DOE as well as the States of Ohio and Tennessee and could be significantly impacted by changes in government policies and priorities.

Our operations, including the facilities we lease near Piketon, Ohio, are subject to regulation by the U.S Nuclear Regulatory Commission (“NRC”). The NRC has granted us two licenses for the Piketon facility: a license for a Lead Cascade test facility that was granted in February 2004, and a separate license to construct and operate a commercial plant that was granted in April 2007. Our license to construct and operate a commercial plant will expire on April 13, 2037. In June 2021, the NRC approved an amendment to permit HALEU production as a subset of the larger commercial plant license. We are currently performing work under a three-year contract with DOE for the construction of a cascade to produce HALEU. This contract is currently set to expire on June 1, 2022.

The NRC also could refuse to renew our license to construct and operate a commercial plant if it determines that: (1) we are foreign owned, controlled, or dominated; (2) the issuance of a renewed license would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of a renewed license would be adverse to U.S. defense or security objectives; or (4) the issuance of a renewed license is otherwise not consistent with applicable laws or regulations in effect at the time of renewal.

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), the NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties or additional requirements and to order cessation of operations for violations of its regulations. Penalties under the NRC regulations could include substantial fines, imposition of additional requirements, or withdrawal or suspension of licenses or certificates. Any penalties imposed on us could adversely affect our results of operations and liquidity. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements also could adversely affect our results of operations and financial condition.

In addition, certain of our operations are subject to DOE regulation or contractual requirements. Our facility in Oak Ridge is also regulated by the State of Tennessee under NRC’s Agreement State Program as well as applicable state laws. Our operations at the facility near Piketon also are subject to regulation by various agencies of the Ohio state government. These state and federal agencies may have the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations. Further, changes in federal, state or local government policies and priorities can impact our operations and the nuclear industry. This includes changes in interpretations of regulatory requirements, increased inspection or enforcement activities, changes in budgetary priorities, changes in tax laws and regulations and other actions or in-actions governments can take.

Our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive materials and could result in liability without regard to fault or negligence.

Our operations involve the use, transportation, and disposal of toxic, hazardous and radioactive materials. A release of these materials could pose a health risk to humans or animals. If an accident were to occur, its severity would depend on the volume of the release and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of these materials, including a precautionary evacuation, could result in significant costs for which we could be legally responsible. In addition to health risks, a release of these materials may cause damage to, or the loss of, property and may adversely affect property values. Additionally, we may be responsible for decontamination or decommissioning of facilities where we conduct, or previously conducted, operations. Activities of our contractors, suppliers or other counterparties similarly may involve toxic, hazardous, and radioactive materials and we may be liable contractually, or under applicable law, to contribute to remedy damages or other costs arising from such activities, including the decontamination or decommission of third-party facilities.

We lease facilities from DOE near Piketon, Ohio. Pursuant to the Price-Anderson Act, as well as the HALEU Contract, DOE has agreed to indemnify the Company’s subsidiaries who are party to those agreements, and other Company entities who fall under the definition of a person indemnified under the Atomic Energy Act of 1954, against claims for public liability (as defined in the Atomic Energy Act) arising out of or in connection with activities under those leases and the HALEU Contract, as applicable, resulting from a nuclear incident or precautionary evacuation including transportation. If an incident or evacuation is not covered under DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition.

While DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from DOE and DOE may also determine that some or all costs are not reimbursable under the indemnification. In addition, the Price-Anderson Act indemnification does not cover loss or damage due to a nuclear incident to property located on the leased facilities.

Centrus and Enrichment Corp. have been named as defendants in class action lawsuits alleging damages resulting from releases at the facilities we leased in the past at the Portsmouth Gaseous Diffusion Plant, and the centrifuge facilities we still lease near Piketon, Ohio. These claims include allegations of damages that the plaintiffs assert are not covered by the Price-Anderson Act, which claims we and the other defendants have challenged. If DOE were to determine that the Price-Anderson Act did not apply, we would have to pay all or part of any damages awarded as a result of such claims, the cost to us, including legal fees, could adversely affect our results of operations and financial condition. Refer to Note 16, Commitments and Contingencies — Legal Matters, of our consolidated financial statements in Part IV of this Annual Report for further details.

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

Our certificate of incorporation gives us certain rights with respect to shares of our common stock held (beneficially or of record) by foreign persons. Foreign persons are defined in our certificate of incorporation to include, among others, an individual who is not a U.S. citizen, an entity that is organized under the laws of a non-U.S. jurisdiction and an entity that is controlled by individuals who are not U.S. citizens, or by entities that are organized under the laws of non-U.S. jurisdictions.

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

General Risk Factors

Failures to protect classified or other sensitive information, or security breaches of information technology (“IT”) systems could result in significant liability or otherwise have an adverse effect on our business.

Our business requires us to use and protect classified, sensitive, and other protected information as well as business proprietary information and intellectual property (collectively, “sensitive information”). Our computer networks and other information technology (“IT”) systems are designed to protect this information through the use of classified networks and other procedures. We routinely experience various cybersecurity threats, threats to our information technology infrastructure, unauthorized attempts to gain access to the Company’s sensitive information, and denial-of-service attacks, as do our customers, suppliers, subcontractors, and other business partners. The threats we face vary from attacks common to most industries, attacks by more advanced and persistent, highly organized adversaries, including nation states, which target us and other government contractors because we protect national security information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, and depending on the severity of the incident, the Company’s data, customers’ data, our employees’ data, our intellectual property, and other third-party data could be compromised. As a consequence of the persistence, sophistication, and volume of these attacks, we may not be successful in defending against all such attacks. Due to the evolving nature of these security threats and the national security aspects of much of the data we protect, the impact of any future incident cannot be predicted.

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

A material network breach in the security of the IT systems of the Company or third parties for any reasons, including, but not limited to, human error, could include the theft of sensitive information, including, without limitation, our and our customers’ business proprietary and intellectual property. To the extent any security breach or human error results in a loss or damage to sensitive information, or in inappropriate or unauthorized disclosure of sensitive information, the breach could cause grave damage to the country’s national security and to our business. Threats, via insider threat or third parties, to our IT systems, are constantly evolving and there is no assurance that our efforts to maintain and improve our IT systems will be sufficient to meet current or future threats. Any event leading to a security breach or loss of, or damage to, data, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In an extreme case, DOE could terminate our permit to access classified information resulting in the elimination of our ability to continue American Centrifuge work or performance of DOE contracts, including the HALEU Contract.

The inability to attract and retain key personnel could have an adverse impact on our business.

The Company’s LEU and technical services segments require people with unique skills and experience in the uranium enrichment industry. It also requires people with U.S. security clearances. To train employees and obtain the required U.S. Security clearances for them can take considerable time and expense. The success of our business depends on key executives, managers, scientists, engineers and other skilled personnel. The ability to attract and retain these key personnel may be difficult in light of the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances.

Changes in senior management could create uncertainty among our employees, customers, suppliers, and other third parties with which we do business. The inability to retain appropriately qualified and experienced senior executives could negatively affect our operations, strategic planning, and performance.

The potential for DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC Agreement and our other agreements with DOE, or to require modifications to such agreements that are adverse to our interests, may have adverse consequences on the Company.

The Company and DOE signed an agreement dated June 17, 2002, as amended (the “2002 DOE-USEC Agreement”), that requires the Company to develop, demonstrate, and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. DOE has specific remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone or if we abandon or constructively abandon the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to DOE’s centrifuge technology that is required for the success of the American Centrifuge project, the HALEU Contract or other projects, requiring us to transfer certain rights in the American Centrifuge technology and facilities to DOE, and to reimburse DOE for certain costs associated with the American Centrifuge project.

We have granted to DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of DOE to use all centrifuge technology intellectual property (“Centrifuge IP”) royalty free for U.S. government purposes (which includes national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). We also granted an irrevocable, non-exclusive license to DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or our affiliate or entity acting through us) are no longer willing or able to proceed with, or have determined to abandon, or have constructively abandoned, the commercial deployment of the centrifuge technology. Such a commercial purposes license is subject to payment of an agreed upon royalty to us, which will not exceed $665 million in the aggregate. While our long-term objective is to commercially deploy the American Centrifuge technology when it is commercially feasible to do so, DOE may take the position that we are no longer willing or able to proceed with commercial deployment, or have actually, or constructively, abandoned commercial deployment, and could invoke its rights under the license described above. Any of these actions could adversely impact our business and prospects.

DOE may seek to exercise remedies under these agreements and there is no assurance that the parties will be able to reach agreement on appropriate modifications to the agreements in the future. Moreover, even if the parties reach agreement on modifications to such agreements, there is no assurance that such modifications will not impose material additional requirements, provide DOE with material additional rights or remedies, or otherwise affect the overall economics of the American Centrifuge technology and our ability to finance and successfully deploy the technology. Any of these actions could have an adverse impact on our business and prospects.

Our U.S. government contract work is regularly reviewed and audited by the U.S. government and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities, and other remedies against us.

Our U.S. government contracts are subject to specific regulations such as the Federal Acquisition Regulation, among others, and also subject to audits, cost reviews, and investigations by the U.S. government contracting oversight agencies. Should a contracting agency determine that we have not complied with the terms of our contracts and applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we may be subject to litigation brought by private individuals on behalf of the U.S. government under the Federal False Claims Act, which could include claims for treble damages. If we experience performance issues under any of our U.S. government contracts, the U.S. government retains the right to pursue remedies, which could include termination under any affected contract. Termination of a contract could adversely affect our ability to secure future contracts, and could have material adverse effect on our business, financial condition, results of operations, and cash flows.

Our U.S. government contracts and subcontracts are dependent on continued U.S. government funding and government appropriations, which may not be made on a timely basis or at all, and could have an adverse effect on our business.

Current and future U.S. government contracts and subcontracts, including our HALEU Contract, are dependent on government funding, which are generally subject to Congressional appropriations. Our ability to perform under these federal contracts and subcontracts is dependent upon sufficient funding for, and timely payment by, the entities with which we have contracted. If the contracting governmental agency, or the prime contractor, does not receive sufficient appropriations, it may terminate our contract or subcontract (in whole or in part) or reduce scope of our contract or subcontract, or delay or reduce payment to us. Any inability to award us a contract or subcontract, any delay in payment, or the termination of a contract or subcontract, in whole or in part, due to a lapse in funding or otherwise, could adversely affect our business, financial condition or results of operations, or cash flows.

Changes to, or termination of, any agreements with the U.S. government, or deterioration in our relationship with the U.S. government, could adversely affect results of operations.

We are a party to a number of agreements and arrangements with the U.S. government that are important to our business including our HALEU Contract, the lease for the centrifuge facility near Piketon, Ohio, and the 2002 DOE-USEC agreement. Termination, expiration, or modification of one or more of these or other agreements could adversely affect our business and prospects. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements, which could adversely affect our business, financial condition or results of operations, or cash flows.

Our success depends on our ability to adapt to a rapidly changing competitive environment in the nuclear industry.

The uranium enrichment sector of the nuclear fuel cycle industry remains oversupplied, creating downward pressures on commodity pricing, with uncertainty regarding nuclear power generation. Changes in the competitive landscape may adversely affect pricing trends, change customer spending patterns, or create uncertainty. To address these changes, we may seek to adjust our cost structure and operations, and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions. We are actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, changes in our capital structure, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products, or technologies. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction. Any such transaction may not result in the intended benefits and could involve significant commitments of our financial and other resources. Legal and consulting costs incurred in connection with debt or equity financing transactions in development are deferred and subject to immediate expensing if such a transaction becomes less likely to occur. If the actions we take in response to industry changes are not successful, our business, results of operations and financial condition may be adversely affected.

Item 1B. Unresolved Staff Comments

On December 20, 2021, we received a comment letter from the Staff of the SEC’s Division of Corporation Finance relating to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021. The SEC requested additional information pertaining to the following matters: (a) use of certain non-GAAP measures, (b) presentation as revenue in 2020 of certain amounts we collected from a breach of contract claim against a prior customer that filed for bankruptcy and (c) presentation as revenue in 2021 of amounts we received pursuant to a settlement agreement with DOE for pension and post-retirement benefits for employees at the formerly leased Portsmouth GDP plant. With regards to

(a) we have revised our disclosures on non-GAAP measures in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, beginning in this Annual Report on Form 10-K for the year ended December 31, 2021, in response to the Staff’s comments. As of the date of this annual report, we have not received notice from the Staff that its review process is complete.

Item 2. Properties

Our corporate headquarters is located at 6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817, where we lease 24,000 square feet of office space through October 2027. We own a 440,000 square foot manufacturing facility, including supporting office space, on 72 acres at 400 Centrifuge Way, Oak Ridge, Tennessee 37830. We also lease industrial buildings and 110,000 square feet of supporting office space from DOE at 3930 U.S. Route 23, Piketon, Ohio 45661. The industrial buildings encompass more than 14 acres under roof and were built to contain uranium enrichment operations using centrifuge technology. We also have a short-term lease for a small area of office space in Washington, D.C.

Item 3. Legal Proceedings

Refer to Note 16, Commitments and Contingencies — Legal Matters, of our consolidated financial statements in Part IV of this Annual Report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, consisting of 70,000,000 shares of Class A Common Stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B Common Stock, $0.10 par value per share (the “Class B Common Stock”), As of March 1, 2022, the Company has issued 14,393,133 shares of Common Stock, consisting of 13,673,933 shares of Class A Common Stock and 719,200 shares of Class B Common Stock. The Class B Common Stock was issued to Toshiba America Nuclear Energy Corporation (“Toshiba”) and Babcock & Wilcox Investment Company (“B&W”) and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company has reserved 1,900,000 shares of Class A Common Stock under its management incentive plan, of which 844,293 shares were available for future awards as of December 31, 2021, including 120,000 shares associated with awards which terminated or were cancelled without being exercised.

The Class A Common Stock trades on the NYSE American LLC (the “NYSE American”) under the symbol “LEU”.

As of March 1, 2022, there were 13,673,933 shares of Class A Common Stock outstanding. As of March 1, 2022, there were approximately 850 holders of record and approximately 14,360 beneficial owners of the Company’s Class A Common Stock. As of March 1, 2022, there were two holders of record of the Company’s Class B Common Stock.

No cash dividends were paid in 2021 or 2020, and we have no intention to pay cash dividends in the foreseeable future. The indenture governing our 8.25% Notes, subject to certain exceptions, places certain restrictions on the ability of Enrichment Corp. to transfer cash and other assets to us. This could act as a constraint on our ability to pay dividends on our Class A Common Stock.

There were no unregistered sales of equity securities by the Company during the years ended December 31, 2021 or 2020.

Fourth Quarter 2021 Issuer Repurchases of Equity Securities

On November 23, 2021, pursuant to a tender offer announced on October 20, 2021, the Company completed the purchase of 36,867 shares of its outstanding Series B Senior Preferred Stock, par value $1.00 per share, at a price per share of $1,145.20, less any applicable withholding taxes, for an aggregate purchase price of approximately $42.2 million. The accepted shares represent 97.4% of the Company’s outstanding Series B Senior Preferred Stock as of September 30, 2021. Based on the final results, the requisite consent of at least 90% of the outstanding Series B Senior Preferred Stock required to approve the Series B Preferred Amendment was obtained. On November 23, 2021, the Company issued a Notice of Full Redemption providing for the redemption of any and all shares of the Company’s Series B Senior Preferred Stock outstanding after consummation of the Company’s tender offer to purchase all of its issued and outstanding Series B Senior Preferred Stock. On December 15, 2021, the Company completed the redemption of all 980 outstanding Series B Senior Preferred Stock for aggregate cash consideration of $1.1 million. The purchase price per share represented a 15% discount from the aggregate liquidation preference, included accrued but unpaid dividends, of $1,347.29 per share as of September 30, 2021. These shares represented all of the Company’s remaining outstanding Series B Senior Preferred Stock.

Matters Affecting our Foreign Stockholders

In order to aid in our compliance with our NRC license, our certificate of incorporation gives us certain rights with respect to shares of our Common Stock held (beneficially or of record) by foreign persons. Foreign persons are defined in our certificate of incorporation to include, among others, an individual who is not a U.S. citizen, an entity that is organized under the laws of a non-U.S. jurisdiction, and an entity that is controlled by individuals who are not U.S. citizens or by entities that are organized under the laws of non-U.S. jurisdictions.

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

For information regarding the foreign ownership restrictions set forth in our certificate of incorporation, please refer to — Part I, Item 1A, Risk Factors Our certificate of incorporation gives us certain rights with respect to equity securities held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and related notes appearing elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social and market uncertainty created by the COVID-19 pandemic and the evolving events regarding the war in Ukraine. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Overview

Centrus Energy Corp., a Delaware corporation (“Centrus” or the “Company”), is a trusted supplier of nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly-owned subsidiaries as well as the predecessor to Centrus, unless the context indicates otherwise.

Centrus operates two business segments: (a) low-enriched uranium (“LEU”), which supplies various components of nuclear fuel to commercial customers from our global network of suppliers, and (b) technical solutions, which provides advanced engineering, design, and manufacturing services to government and private sector customers and is deploying uranium enrichment and other capabilities necessary for production of advanced nuclear fuel to power existing and next-generation reactors around the world.

Our LEU segment provides most of the Company’s revenue and involves the sale of nuclear fuel to customers that are primarily utilities that operate commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in separative work units (“SWU”). Centrus also sells natural uranium (the raw material needed to produce LEU) and occasionally sells LEU with the natural uranium, uranium conversion, and SWU components combined into one sale.

LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU and its components to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources, including our inventory, medium and long-term supply contracts, and spot purchases. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources.

Our global order book includes long-term sales contracts with major utilities through 2029. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins. Spot price indicators for SWU have risen by approximately 65% to $56 as of December 31, 2021, since bottoming out in August 2018.

In October 2020, the U.S. Department of Commerce reached agreement with the Russian Federation on an extension of the 1992 Russian Suspension Agreement (“RSA”), a trade agreement which allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to execute our long-term supply (purchase) agreement (the “TENEX Supply Contract”) with the Russian government entity, TENEX, Joint-Stock Company (“TENEX”). This outcome allows for sufficient quota for Centrus to continue serving its utility customers.

Our technical solutions segment is deploying uranium enrichment and other capabilities necessary for production of advanced nuclear fuel to meet the evolving needs of the global nuclear industry and the U.S. government, while also leveraging our unique technical expertise, operational experience and specialized facilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

Our technical solutions segment is dedicated to the restoration of America’s domestic uranium enrichment capability to play a critical role in meeting U.S. national security and energy security requirements, advancing America’s nonproliferation objectives, repairing broken and vulnerable supply chains, providing good clean energy jobs and supporting the communities in which we operate, and in delivering the next-generation nuclear fuels that will power the future of nuclear energy as it provides reliable carbon-free power around the world.

The United States has not had a domestic uranium enrichment capability suitable to meet U.S. national security requirements since the Paducah Gaseous Diffusion Plant (“Paducah GDP”) shut down in 2013. Longstanding U.S. policy and binding nonproliferation agreements prohibit the use of foreign-origin enrichment technology for U.S. national security missions. Our AC100M centrifuge is currently the only deployment-ready U.S. uranium enrichment technology in the U.S. that can meet these national security requirements.

Centrus is working to pioneer U.S. production of High-Assay, Low-Enriched Uranium (“HALEU”), enabling the deployment of a new generation of HALEU-fueled reactors to meet the world’s growing need for carbon-free power. HALEU is a high-performance nuclear fuel component which is expected to be required by a number of advanced reactor and fuel designs that are now under development for commercial and government uses. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU is further enriched so that the uranium-235 concentration is between 5% and 20%. The higher U-235 concentration offers a number of potential advantages, which may include better fuel utilization, improved performance, fewer refueling outages, simpler reactor designs, reduced waste volumes, and greater nonproliferation resistance.

The lack of a domestic HALEU supply is widely viewed as a major obstacle to the successful commercialization of these new reactors. For example, in surveys conducted by the U.S. Nuclear Industry Council in 2021 and 2020, advanced reactor developers indicated that the number one issue that “keeps you up at night” was access to HALEU. As the only company with a license from the Nuclear Regulatory Commission (“NRC”) to enrich up to 20% uranium-235 assay HALEU, Centrus is uniquely positioned to fill a critical gap in the supply chain and facilitate the deployment of these promising next-generation reactors.

The DOE has experienced a COVID-19 related supply chain delay in obtaining the HALEU storage cylinders. Since it is not possible to begin HALEU production without the storage cylinders, it would not be possible to complete the operational portion of the demonstration before the June 1, 2022 expiration date of the existing HALEU Contract. As a result, the DOE elected to change the scope of the HALEU Contract and move the operational portion of the demonstration to a new, competitively-awarded contract that would provide for operations beyond the term of the existing contract. On February 7, 2022, DOE issued a pre-solicitation notice for a request for proposal to complete the HALEU demonstration facility and to produce HALEU, noting that the “the Administration supports longer-term demonstration of production capability.” The pre-solicitation notice outlines a two-phase approach. Phase 1 consists of completing installation of the centrifuges – which DOE expects will take up to one year from contract signing – followed by one full year of cascade operations. The second phase consists of three optional, 3-year extensions to produce HALEU, so that the prospective contract could help support a total of one to ten years of cascade operations in addition to completing construction and centrifuge installation.

Centrus believes it is well-positioned to compete for a follow-on contract with DOE to operate the machines in Piketon but there is no assurance that the DOE will award such a contract to the Company. Congress has not yet adopted a Fiscal Year 2022 appropriations bill for the DOE, and there is no assurance that the proposed program, which would go beyond the scope and expiration of our existing contract, will be approved and funded.

The U.S. government has been operating under a series of continuing resolutions in Fiscal Year 2022. The DOE continues to support the HALEU program during the continuing resolution period, and has incrementally increased the government’s cost share ceiling as funds have become available. Currently, DOE has provided additional funding, and increased the government’s cost share ceiling to $126.7 million.

Additional COVID-19 related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the existing HALEU Contract, as well as delay completion of the contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional loss has been accrued as of December 31, 2021. If DOE does not commit to fully fund the additional costs, and the Company nevertheless commits to a plan to complete the demonstration cascade and produce HALEU, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

We believe our investment in the HALEU technology will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels. At present, there are a number of advanced reactors under development. For example, of the ten advanced reactor designs selected by the U.S. Department of Energy for its Advanced Reactor Demonstration Program, nine will require HALEU. In addition, the first non-light water reactor to have begun active NRC-license review requires HALEU. The U.S. Department of Defense also plans to construct a prototype HALEU-fueled mobile microreactor in the next three to four years as part of a program called “Project Pele.” The U.S. Air Force also announced plans to deploy a microreactor at Eielson Air Force Base in Alaska. While the use of HALEU is not an express requirement of the Air Force program, the vast majority of microreactor designs are expected to need HALEU.

Advanced nuclear reactors promise to provide an important source of reliable carbon-free power. By investing in HALEU technology now, and as the only American-based company currently pursuing HALEU enrichment capability, we believe the Company is well positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases in the mid to late-2020s with the development of advanced reactors. However, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. Also, foreign government-owned and government-operated competitors could seek to enter the market and offer HALEU at more competitive prices. There is one known foreign government-owned source which currently has the capability to produce HALEU although this source is currently subject to trade restrictions that limit the amount of material from this source which may be imported into the United States. Other foreign government-owned entities which are not currently subject to U.S. trade restrictions, however, may enter the market. One such foreign-government owned entity has expressed an interest in and potential capability for HALEU production but has not committed publicly to enter the market to enrich above 10% uranium-235 enrichment assays. This entity has indicated publicly that it would take six to seven years to be able to produce HALEU.

The Company continues to review opportunities to improve its capital structure and to enhance shareholder value. As a result, pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,516,467 shares of its Class A Common Stock in 2021, for a total of $44.2 million. After expenses and commissions paid to the agents the Company’s proceeds total $42.4 million. Additionally, the Company recorded direct costs of $0.3 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020 to the prospectus, dated August 5, 2020. At present, the Company has $5.8 million remaining available for sale under the prospectus supplement dated December 31, 2020, and may from time to time sell additional shares through the sales agreement at the then market price. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development, or to repay outstanding debt.

In addition and in connection with the entry into an amendment (the “Voting Agreement Amendment”) to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc., the Company and Kulayba LLC also entered into an Exchange Agreement, dated February 2, 2021 (the “Exchange Agreement”), pursuant to which Kulayba LLC agreed to exchange (the “Exchange”) 3,873 shares of the Company’s outstanding Series B Senior Preferred Stock, par value $1.00 per share, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of the Company’s Class A Common Stock, priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) a Centrus Energy Corp. Warrant to Purchase Common Stock (the “Warrant”), exercisable for 250,000 shares of Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Company retired the 3,873 shares of Series B Senior Preferred Stock received by the Company under the Exchange Agreement.

On November 23, 2021, pursuant to a tender offer announced on October 20, 2021, the Company completed the purchase of 36,867 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,145.20, less any applicable withholding taxes, for an aggregate purchase price of approximately $42.2 million. On November 23, 2021, the Company issued a Notice of Full Redemption providing for the redemption of any and all shares of the Company’s Series B Senior Preferred Stock outstanding after consummation of the Company’s tender offer to purchase all of its issued and outstanding Series B Senior Preferred Stock. On December 15, 2021, the Company completed the redemption of all 980 outstanding Series B Senior Preferred Stock for aggregate cash consideration of $1.1 million. The aggregate purchase price of $43.3 million was offset by direct costs totaling $0.9 million. For additional details, refer to Note 15, Stockholders’ Equity, of the consolidated financial statements in Part IV of this Annual Report.

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

We are also actively considering, and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies, or changes to our capital structure. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction.

Refer to Part I, Item 1, Business, for additional information.

COVID-19 Update

The Company has taken actions to protect its workforce and to maintain critical operations during the COVID-19 pandemic. Travel, operational, and other restrictions imposed by the U.S. and foreign governments may impact our ability to make future sales and may impact the ability of our suppliers, including our suppliers of low enriched uranium, to perform under their contracts. As of the date of this filing, our LEU segment operations have not been materially affected by the COVID-19 pandemic and we are working with our suppliers, fabricators, and customers to monitor the situation closely, including with respect to the impact of emerging variants. However, our technical solutions segment has been impacted by supply chain disruptions and increased costs as a result of the COVID-19 pandemic.

Further, the governments of states and counties in which we operate have from time to time issued orders imposing various restrictions, including prohibiting holding gatherings and closing nonessential businesses. Many of these restrictions remain in place and we continue to monitor and adjust as necessary. The Company has issued a policy requiring vaccinations subject to medical, religious and other exemptions as required by law. In some cases, state laws preclude us from fully implementing our vaccination policy. The Company has also continued other measures to protect its workforce such as expanded telework to protect our workforce, to comply with government orders, and to maintain critical operations. We are working closely with DOE and we are continuing to make progress while implementing measures to protect our workforce. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the HALEU project. We are experiencing delays by our suppliers and increased costs from them as a result of the impact of the COVID-19.

For further discussion, refer to Part I, Item 1A, Risk Factors - Our business, financial and operating performance could be adversely affected by epidemics and other health related issues including but not limited to the coronavirus disease 2019 (“COVID-19”) pandemic.

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

According to the World Nuclear Association, as of January 2022, there were 57 reactors under construction worldwide, almost a third of which are in China. The United States, with 93 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry is under pressure from lower cost natural gas resources and the expansion of subsidized renewable energy. Eight U.S. reactors have prematurely shut down in recent years and several others could shut down in the next few years. At the same time, there are active efforts to develop, demonstrate, and deploy next generation reactors in the United States, many of which are expected to require HALEU.

The nuclear fuel industry continues to attempt to recover from the March 2011 earthquake and tsunami which caused irreparable damage to four reactors in Fukushima. As a consequence, approximately 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. While ten reactors in Japan have restarted and more are expected to restart, supply and demand dynamics for nuclear fuel continue to be impacted.

While the market for uranium enrichment is currently oversupplied, market demand is expected to grow as the nuclear power industry expands around the world. Over the past few years, prices for nuclear fuel, especially conversion and enrichment, have risen significantly. According to the World Nuclear Association, around 10% of the world's electricity is generated by about 437 nuclear reactors, and an additional 57 or so reactors are under construction. Recently, two nations new to nuclear energy generation started their first commercial reactors. New reactor builds have added new demand for nuclear fuel suppliers.

The recent action of Russian military forces in Ukraine has escalated tensions between Russia and the U.S. The U.S. has imposed, and is likely to impose additional, financial and economic sanctions and export controls against certain Russian organizations and/or individuals. The U.S. imposed financial and economic sanctions that, in various ways, constrain transactions with Russian entities and individuals. While the current sanctions and export controls do not affect the Company’s supply agreement with TENEX, additional sanctions and trade restrictions by the U.S., as well as any actions by Russia, could adversely affect our business. The Company is monitoring the situation closely and assessing the potential impact of any new sanctions and how the impact on the Company might be mitigated.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2022-2026.

In 2021 and 2020, we benefited from collections of $43.5 million and $32.6 million, respectively. In 2021, we collected $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract performed at the Portsmouth GDP, recognized as revenue within our technical solutions segment. In 2020, we collected $32.6 million from a customer in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding, recognized as revenue within our LEU segment.

Based on our current order book and under current market conditions, we anticipate fiscal year 2022 revenues and gross margins in the LEU segment to be higher than 2021. Please see Forward Looking Statements at the beginning of this Annual Report.

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

Our order book of sales under contract in the LEU segment (“order book”) extends to 2029. For the years ended December 31, 2021 and 2020, our order book was approximately $986 million and $960 million, respectively. The order book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $348.2 million of deferred revenue and advances from customers as of December 31, 2021, whereby customers have made advance payments to be applied against future deliveries. We estimate that approximately 3% of our order book is at risk related to customer operations. Due to the nature of the long-term contracts and our order book, we have visibility of a significant portion of our anticipated revenue for 2022 and 2023 in the LEU segment. However, these long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions under current contracts such as, the Russian Suspension Agreement, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for sanctions and other restrictions on trade with Russia or in dealings with Russian person and entities, in response to the evolving situation regarding the war in Ukraine. For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors - (1) Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply could adversely affect profitability and the viability of our business, and - (2) The dollar amount of the sales order book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty.

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
•Costs, future funding, and demand for HALEU;

•Financial market conditions and other factors that may affect pension and benefit liabilities and the value of related assets;
•The outcome of legal proceedings and other contingencies;
•Potential use of cash for strategic or financial initiatives;
•Actions taken by customers, including actions that might affect existing contracts;
•Market, international trade, and other conditions impacting Centrus’ customers and the industry;
•Armed conflicts, including the war in Ukraine, government actions and other events that disrupt supply chains, production, transportation, payments and importation of nuclear materials or other critical supplies or services; and,
•The length and severity of the COVID-19 pandemic and its impact on our operations.

Revenue

We have two reportable segments: the LEU segment and the technical solutions segment. Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU;
•sales of both the SWU and natural uranium components of LEU; and
•sales of natural uranium.

Our technical solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company. This includes the HALEU Contract and a variety of other contracts with public and private sector customers.

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 62% of our total revenue in 2021. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting over one-third of revenue from our LEU segment in recent years. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium component of LEU to utilities or where we sell natural uranium to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts.

Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer deliveries is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. Based on customers’ individual needs, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year or in subsequent years. Customer payments for the SWU component of LEU average $7.4 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in operating results year over year.

Utility customers, in general, have the option to defer receipt of SWU and natural uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the consolidated financial statements in Part IV of this Annual Report for further details.

Our financial performance over time can be significantly affected by changes in prices for SWU and natural uranium. Since 2011, market prices for SWU and uranium significantly declined until mid-2018, when they began to trend upward. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind published price indicators by several years. While newer sales reflect the low prices prevalent in recent years, certain older contracts included in our order book have sales prices that are significantly above current market prices.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

150
125
100
75
50
25
$/Unit
Jun-15
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

    * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars and although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. On occasion, we will accept payment in euros for spot sales that may be subject to short-term exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, nominally commencing in 2023, with prices payable in a combination of U.S. dollars and euros, but with a contract defined exchange rate.

On occasion, we will accept payment for SWU in the form of natural uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the natural uranium at contract inception, or as the quantity of natural uranium is finalized, if variable.

Cost of sales for SWU and natural uranium is based on the amount of SWU and natural uranium sold and delivered during the period and unit inventory costs. Unit inventory costs are determined using the average cost method. Changes in purchase costs have an effect on inventory costs and cost of sales. Cost of sales includes costs for inventory management at off-site licensed locations. Cost of sales also includes certain costs related to former employees of the Portsmouth GDP and Paducah GDP.

Technical Solutions

Our technical solutions segment reflects our technical, manufacturing, engineering and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing and operations services being performed under the HALEU Contract. With our government and private sector customers, we seek to leverage our domestic enrichment experience, engineering know-how, and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio.

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The HALEU Contract, if fully implemented, is expected to result in the Company having constructed the AC100M technology and prepared the systems to enrich uranium to the 20% concentration in the uranium-235 isotope that is required by many of the advanced reactor concepts now under development. Centrus is the only company with an NRC license to enrich HALEU.

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million which was increased to $126.7 million. In addition, on March 4, 2022, the DOE informed the Company of their intent to fund an additional $9.0 million above the $126.7 million, as disclosed above. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. Costs under the HALEU Contract include program costs, including internal labor, third-party services and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation. When estimates of total costs for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results, remaining program cost projections, and the Company’s anticipated cost-share. The impact to Cost of Sales for the year ended December 31, 2021, and 2020, is $7.2 million and $10.6 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of December 31, 2021, a total of $19.1 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities is $0.5 million.

Our HALEU Contract expires June 1, 2022, and although we believe demand for HALEU will emerge over the next several years thereafter, there are no guarantees that we will be awarded a contract to operate the demonstration facility plant or about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market.

The U.S. government has been operating under a series of Continuing Resolutions in Fiscal Year 2022. The DOE continues to support the HALEU program during the continuing resolution period, and has incrementally increased the government’s cost share ceiling as funds have become available. Currently, DOE has provided incremental funding, and increased the government’s cost share ceiling to $126.7 million.

While the existing contract ends on June 1, 2022, the DOE has unilaterally changed the scope of the existing contract and plans to compete the operational portion of the demonstration in a new, competitively-awarded contract, with operations to begin in mid-2022. Centrus believes it is well-positioned to compete for a follow-on contract to operate the machines in Piketon but there is no assurance that DOE will award such a contract to the Company. Congress has not yet adopted a Fiscal Year 2022 appropriations bill for the Department, and there is no assurance that the proposed program, which would go beyond the scope and expiration of our existing contract, will be approved and funded.

Additional COVID-19-related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the demonstration cascade and produce HALEU, as well as delay completion of the HALEU Contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional costs have been accrued as of December 31, 2021. If the DOE elects not to provide funding for production and the Company nonetheless commits to a plan to complete the demonstration cascade and produce HALEU, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

Commercial Contracting

In March 2018, we entered into an initial services agreement with X-energy to provide technical and resource support for conceptual design of its TRISO fuel manufacturing process. In November 2018, we entered into a second services agreement with X-energy to proceed with preliminary design of the TRISO facility. Under both agreements, which were funded by two separate cooperative agreement awards by DOE, we provided X-energy with in-kind contributions pursuant to X-energy’s obligations under those agreements. Both of these contracts have been completed. In November 2020, the parties extended the period of performance through August 2021. In August 2021, we entered into a new services agreement with X-energy to provide design services for detailed design of the TRISO fuel manufacturing facility and various support services for establishing their TRISO Research and Development Center. X-energy is funded under the current DOE cooperative agreement titled Advanced Reactor Demonstration Program (ARDP). The task orders under the new agreement may include in-kind contributions that we are not currently, but may provide, at our discretion.

Under the X-energy agreements, Centrus performs services pursuant to separate task orders that provide for time-and-materials based pricing. The cumulative task orders issued through December 31, 2021 under the three agreements provided for payments to us of $26.3 million and in-kind contributions provided by us of $10.4 million.

Prior Site Services Work

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth GDP. In September 2021, the Company and DOE fully settled the Company’s claims for reimbursement of certain pension and postretirement benefit costs incurred in connection with a past cost-

reimbursable contract for work performed at the Portsmouth GDP. Under the terms of the settlement agreement, DOE paid the Company $43.5 million in September 2021, of which $33.8 million was contributed in September 2021 to the pension plan for its subsidiary United States Enrichment Corp. (“Enrichment Corp.”) and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. The payment of $43.5 million is included in revenue of the technical solutions segment for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, of our consolidated financial statements, which were prepared in accordance with generally accepted accounting principles. Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. Critical accounting estimates are those that require management to make assumptions about matters that are uncertain at the time the estimate is made and for which different estimates, often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but are inherently uncertain and unpredictable, could have a material impact on our operating results and financial condition. It is also possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We are also subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as the healthcare environment, legislation and regulation. Additionally, changes in accounting rules or their interpretation could significantly affect our results of operations and financial condition.

The sensitivity analyses used below are not intended to provide a reader with our predictions of the variability of the estimates used. Rather, the sensitivities used are included to allow the reader to understand a general cause and effect of changes in estimates.

We have identified the following to be our critical accounting estimates:

Revenue Recognition - Technical Solutions

Revenue for the technical solutions segment is recognized over the contractual period as services are rendered. The Company recognizes revenue over time as it performs on these contracts because of the continuous transfer of control to the customer. For public sector contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and assume control of any work in progress. The Company’s private sector contracts generally contain contractual termination clauses or entitle the Company to payment for work performed to date for goods and services that do not have an alternative use. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. A contract may contain one or more performance obligations. Two or more promises to transfer goods or services to a customer may be considered a single performance obligation if the goods or services are highly interdependent or highly interrelated such that utility of the promised goods or services to the customer includes integration services provided by the Company.

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

Use of the cost-to-cost method requires the Company to make reasonably dependable estimates of costs at completion associated with the design, manufacture and delivery of products and services in order to calculate revenue. Significant judgment is used to estimate total revenue and costs at completion, particularly in the assumptions related to internal labor hours and third-party services for which a vendor invoice or quote is not yet available. As a significant change in one or more estimates could affect the profitability of the Company’s contracts, the Company reviews and updates its contract-related estimates regularly. Adjustments in estimated profits/losses are recognized under the cumulative catch-up method. Under this method, the impact of the adjustments is recognized in the period the adjustment is recognized. When estimates of total costs at completion for an integrated, construction type contract exceed total estimates of revenue to be earned on a performance obligation related to complex equipment or related services, a provision for the remaining loss on the performance obligation is recognized in the period the loss is determined.

Asset Valuations

The accounting for SWU and uranium inventories includes estimates and judgments. SWU and uranium inventory costs are determined using the average cost method. Inventories of SWU and uranium are valued at the lower of cost or net realizable value (“NRV”). NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The estimated selling price for SWU and uranium under contract is based on the pricing terms of contracts in our sales order book. For uranium not under contract, the estimated selling price is based primarily on published price indicators at the balance sheet date.

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The identifiable intangible assets relate to our order book and customer relationships. The order book intangible asset is amortized as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 7 ¾ years of scheduled amortization remaining. The aggregate net balance of identifiable intangible assets was $54.7 million as of December 31, 2021.

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

Components of retirement benefit expense/income other than service cost are presented in our consolidated statement of operations as Nonoperating Components of Net Periodic Benefit Income. These components consist primarily of the return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Results also reflect claims experience, changes in mortality and healthcare claim assumptions and changes in market interest rates. Service cost is recognized in Cost of Sales (for the LEU segment) and Selling, General and Administrative expense.

Nonoperating components of net periodic benefit income netted to income of $67.6 million in 2021 and $1.6 million in 2020, including a net actuarial gain of $50.5 million in 2021 and net actuarial loss of $7.2 million in 2020. In 2021, the net actuarial gain reflected an increase in interest rates from approximately 2.5% to 2.8%, favorable investment returns relative to the expected return assumption, and healthcare claims assumption, partially offset by changes in mortality, healthcare costs trend assumptions, and claims experience. In 2020, the net actuarial loss reflected a decline in market interest rates from approximately 3.3% to 2.5%, partially offset by favorable investment returns relative to the expected return assumption, changes in mortality and healthcare claim assumptions.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:
•The expected return on benefit plan assets is approximately 5.50% for 2022. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $3.2 million in 2022. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2022 would be $0 since the actual return on assets would effectively be reflected at December 31, 2022, under our mark-to-market accounting methodology.
•The present value of pension obligations is calculated by discounting long-term obligations using a market interest rate. This discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plan. Discount rates of approximately 2.8% were used as of December 31, 2021. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $35.5 million and postretirement health and life benefit obligations by $6.9 million, and the resulting changes in the valuations would decrease the aggregate service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $2.6 million and $0.4 million, respectively.

•The healthcare costs trend rates are 6% projected in 2022 reducing to a final trend rate of 5% by 2026. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. As of December 31, 2021, the liability for unrecognized tax benefits, included in Other Long-Term Liabilities on the consolidated balance sheet in Part IV of this Annual Report was $1.0 million and accrued interest and penalties totaled less than $0.1 million.

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

All available positive and negative evidence is analyzed quarterly to determine the amount of the valuation allowance. A full valuation allowance against the federal and state net deferred assets was first recorded in the fourth quarter of 2011 because of significant losses and other negative evidence.

In the second quarter of 2020, the valuation allowance on the state net deferred tax assets for the LEU segment was released due to a return to profitability that led to cumulative income for state income tax purposes. A full valuation allowance against the federal and state net deferred tax assets for the rest of the business remained throughout 2020 because negative evidence, including cumulative losses, outweighed positive evidence.

Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that is required on Centrus’ federal deferred tax assets. As discussed in Operating Results, Centrus has visibility on a significant portion of revenue in the LEU segment through 2026, primarily from its long-term sales contracts. Centrus considered both its achievement of sustained profitability and cumulative income in 2021, as well as the forecasted income to be significant forms of positive evidence. Negative evidence included uncertainty in and the lack of objectively verifiable evidence for profitability in later years when Centrus’ existing sales order book and supply contracts reach expiration in its LEU segment. In Centrus’ technical solutions segment, negative evidence included uncertainty in the future funding of the HALEU enrichment facility and thus, no assumptions for the future funding of the HALEU enrichment facility were included in the forecast model because it was not objectively verifiable. Centrus determined that the positive evidence outweighed the negative evidence and supported a release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, the Company recorded a $40.7 million partial release of its federal valuation allowance in the fourth quarter of 2021. As of December 31, 2021, the valuation allowance against the remaining federal and state net deferred tax assets was $414.7 million.

Going forward, the Company will continue to evaluate both positive and negative evidence that would support any further changes to the remaining valuation allowances. Such evidence in its technical solutions segment may include signing new contracts which could have a significant impact on pre-tax income, follow-on work related to the HALEU program, or abandonment of the commercial deployment of the centrifuge technology. Refer to Part I, Item 1A, Risk Factors for more information. Such evidence in our LEU segment may include renewing SWU sales contracts with existing customers and/or signing new SWU sales or purchase contracts with significantly higher or lower margins than currently forecasted. Additional evidence in the LEU segment may include potential deferrals in the timing of deliveries requested by its customers, which would impact revenue recognition timing. The impact of these and other potential positive and negative events will be weighed and evaluated to determine if the valuation allowance should be increased or decreased in the future.

Results of Operations

A discussion of the results of operations from 2019 can be found in Item 7, Management Discussion and Analysis, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 22, 2021.

Segment Information

The following table presents elements of the accompanying consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Year Ended December 31,
	2021	2020	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$163.3	$151.5	$11.8	8%
Uranium revenue	22.8	39.0	(16.2)	(42)%
Total	186.1	190.5	(4.4)	(2)%
Cost of sales	113.1	92.7	(20.4)	(22)%
Gross profit	$73.0	$97.8	$(24.8)

Technical solutions segment
Revenue	$112.2	$56.7	$55.5	98%
Cost of sales	70.7	56.9	(13.8)	(24)%
Gross profit (loss)	$41.5	$(0.2)	$41.7

Total
Revenue	$298.3	$247.2	$51.1	21%
Cost of sales	183.8	149.6	(34.2)	(23)%
Gross profit	$114.5	$97.6	$16.9

Revenue

Revenue from the LEU segment decreased $4.4 million or (2%) in 2021 compared to 2020. SWU revenue increased $11.8 million or 8% in 2021 compared to 2020. The volume of SWU sales increased 64%. SWU revenue in 2020 includes $32.6 million collected from a customer in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding. Excluding this payment, the average SWU price billed to customers decreased 16%, reflecting the particular contracts under which SWU were sold during the periods. Uranium revenue decreased $16.2 million or (42%) in 2021 compared to 2020. The volume of uranium sales decreased (46%).

Revenue from the technical solutions segment increased $55.5 million or 98% in 2021 compared to 2020. Revenue in 2021 included $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract performed at the Portsmouth GDP. Excluding this payment, revenue from the technical solutions segment increased $12.0 million or 21% in 2021, due to increased work performed under the HALEU and other contracts.

Cost of Sales

Cost of sales for the LEU segment increased $20.4 million or 22% in 2021 compared to 2020, reflecting the increase in SWU sales volume, partially offset by the decrease in uranium sales volume. The average cost of sales per SWU was unchanged from 2020. Cost of sales includes legacy costs related to former employees of the Portsmouth GDP and Paducah GDP of $2.7 million in 2021 and $3.7 million in 2020.

Cost of sales for the technical solutions segment increased $13.8 million or 24% in 2021 compared to 2020, largely reflecting the increase in contract work performed. The impact to cost of sales is $7.2 million in 2021 and $10.6 million in 2020 for previously accrued contract losses attributable to work performed under the HALEU Contract. For details on HALEU Contract accounting, refer to Technical Solutions - Government Contracting above.

Gross Profit

We recognized a gross profit of $114.5 million in 2021, an improvement of $16.9 million compared to the gross profit of $97.6 million in 2020.

The gross profit for the LEU segment was $73.0 million in 2021 compared to $97.8 million in 2020. The decrease for the LEU segment of $24.8 million was primarily due to the payment of $32.6 million in 2020 from a customer in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding and the decrease in the average SWU sales price, partially offset by the increase in SWU and uranium sales volumes.

For the technical solutions segment, we recognized a gross profit of $41.5 million in 2021 compared to a gross loss of $0.2 million in 2020. Excluding the settlement with DOE, gross profit (loss) from the technical solutions segment increased to a loss of $2.0 million in 2021 from a loss of $0.2 million in 2020.

Non-Segment Information

The following table presents elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Gross profit	$114.5	$97.6	$16.9	17%
Advanced technology costs	2.1	2.8	0.7	25%
Selling, general and administrative	36.0	36.0	—	—%
Amortization of intangible assets	8.1	6.8	(1.3)	(19)%
Special charges for workforce reductions	—	0.6	0.6	100%
Other expense, net	—	0.4	0.4	100%
Operating income	68.3	51.0	17.3	34%
Nonoperating components of net periodic benefit income	(67.6)	(1.6)	66.0	4,125%
Interest expense	0.1	0.1	—	—%
Investment income	(0.1)	(0.5)	(0.4)	(80)%
Income before income taxes	135.9	53.0	82.9	156%
Income tax benefit	(39.1)	(1.4)	37.7	-
Net income	$175.0	$54.4	$120.6	222%

Advanced Technology Costs

Advanced technology costs consist of American Centrifuge and related expenses that are outside of our customer contracts in the technical solutions segment, including costs for work at the Piketon facility prior to the commencement of the HALEU work in June 2020 and costs to continue to advance our advanced technology. Costs declined $0.7 million (or 25%) in 2021 compared to 2020.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses were $36.0 million in each of 2021 and 2020. These expenses remained flat year over year.

Amortization of Intangible Assets

Amortization of intangible assets increased $1.3 million or 19% in 2021 compared to 2020. Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions

There were no special charges in 2021. Special charges of $0.6 million in 2020 consisted of estimated employee termination benefits of $0.6 million.

Nonoperating Components of Net Periodic Benefit Income

Nonoperating components of net periodic benefit income was ($67.6) million in 2021, compared to ($1.6) million in 2020. Nonoperating components of net periodic benefit income in 2021 consists primarily of a return on plan assets of ($58.2) million and future impacts of the change in the discount rate of ($31.0) million, offset by interest cost of $21.5 million, as the discounted present value of benefit obligations nears payment. Nonoperating components of net periodic benefit income in 2020 consists primarily of a return on plan assets of ($85.8) million offset by future impacts of the change in the discount rate of $74.0 million, interest cost of $29.1 million, as the discounted present value of benefit obligations nears payment, and other actuarial items, which includes mortality and healthcare claim assumptions which net to ($18.9) million.
Interest Expense

Interest expense was $0.1 million in 2021 and 2020.

Income Tax Benefit

The income tax benefit was $39.1 million in 2021 and $1.4 million in 2020. The income tax benefit in 2021 relates to the release of the federal valuation allowance of $40.7 million offset by the effect of state rate changes of $1.2 million and state income tax expense of $0.4 million. The income tax benefit in 2020 relates to the release of the state valuation allowance against state net deferred tax assets for the LEU segment of $2.0 million offset primarily by state income tax expense of $0.6 million. The state income tax expense in 2021 and 2020, primarily relates to an accrual for a current unrecognized tax benefit offset by the reversal of a previously accrued unrecognized tax benefit.

Net Income

Net income was $175.0 million in 2021, compared to $54.4 million in 2020. The favorable variance of $120.6 million was primarily a result of a $66.0 million favorable variance in nonoperating components of net periodic benefit income, $16.9 million favorable variance in gross profit and $37.7 million favorable variance in income tax benefit.

Net Income per Share

The Company measures Net Income per Share both on a U.S. GAAP basis and adjusted to exclude deemed dividends allocable to retired preferred stock shares (“Adjusted Net Income per Share”).

On November 17, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Senior Preferred Stock at a price per share of $954.59, less any applicable withholding taxes. (Refer below to Liquidity and Capital Resources for additional details.) The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. Since origination, the carrying value on the Balance Sheet was $43.80 per share based on values assigned in the originating securities exchange. The liquidation amount at origination was $1,000.00 per share.

The aggregate purchase price of approximately $60 million, less accrued but unpaid dividends attributable to the purchased and retired Series B Senior Preferred Stock, is considered for purposes of Net Income per Share to be a deemed dividend to the extent it exceeds the carrying value on the Balance Sheet, or $41.9 million.

On February 2, 2021, the Company completed the exchange of 3,873 shares of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”) for (i) 231,276 shares of Class A Common Stock and (ii) a warrant to purchase 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, for an aggregate valuation of approximately $7.5 million. The carrying value of the Series B Senior Preferred Stock on the Balance Sheet was $1.00 per share par value. The aggregate liquidation preference of the Series B Senior Preferred Stock, including accrued but unpaid dividends, was $1,291.04 per share as of December 31, 2020.

On November 23, 2021, the Company completed the purchase of 36,867 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,145.20, less any applicable withholding taxes. The Company also completed the purchase of the remaining 980 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,149.99, less any applicable withholding taxes, on December 15, 2021. For more information refer to Note 15 - Stockholders’ Equity in the consolidated financial statements in Part IV of this Annual Report. The aggregate purchase price of both transactions was $43.3 million. The carrying value of the Series B Senior Preferred Stock on the Balance Sheet was $1.00 per share par value.

The aggregate valuation of all 2021 preferred stock transactions of approximately $50.8 million, less accrued but unpaid dividends attributable to the acquired and retired shares of Preferred Stock, is considered for purposes of Net Income per Share to be a deemed dividend in the aggregate amount equal to the amount by which it exceeds the carrying value of the Preferred Stock on the Balance Sheet, or $37.6 million.

The Company measures Net Income and Net Income per Share both on a GAAP basis and on an adjusted basis to exclude deemed dividends allocable to retired preferred stock shares (“Adjusted Net Income” and “Adjusted Net Income per Share”). We believe Adjusted Net Income and Adjusted Net Income per Share, which are non-GAAP financial measures, provide investors with additional understanding of the Company’s financial performance as well as its strategic financial planning analysis and period-to-period comparability. These metrics are useful to investors because they reflect how management evaluates the Company’s ongoing operating performance from period-to-period after removing certain transactions and activities that affect comparability of the metrics and are not reflective of the Company’s core operations.

	Three Months Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Numerator (in millions):
Net income	$116.2	$16.4	$175.0	$54.4
Less: Preferred stock dividends - undeclared and cumulative	—	0.8	2.1	6.7
Less: Distributed earnings allocable to retired preferred shares	31.0	41.9	37.6	41.9
Net income (loss) allocable to common stockholders	$85.2	$(26.3)	$135.3	$5.8

Plus: Distributed earnings allocable to retired preferred shares	$31.0	$41.9	$37.6	$41.9

Adjusted net income, including distributed earnings allocable to retired preferred shares (Non-GAAP)	$116.2	$15.6	$172.9	$47.7

Denominator (in thousands) (a):
Average common shares outstanding - basic	13,873	10,322	13,493	9,825
Average common shares outstanding - diluted (b)	14,278	10,322	13,879	10,123

Net Income (Loss) per Share (in dollars):
Basic	$6.14	$(2.55)	$10.03	$0.59
Diluted	$5.97	$(2.55)	$9.75	$0.57

Plus: Effect of distributed earnings allocable to retired preferred shares, per common share (in dollars):
Basic	$2.24	$4.06	$2.78	$4.26
Diluted	$2.17	$4.01	$2.71	$4.14

Adjusted Net Income per Share (Non-GAAP) (in dollars):
Basic	$8.38	$1.51	$12.81	$4.85
Diluted	$8.14	$1.46	$12.46	$4.71
(a) For details related to average shares outstanding, refer to Note 14, Net Income (Loss) Per Share of the consolidated financial statements.
(b) For purposes of Adjusted Net Income per Share for the three months ended December 31, 2020, average common shares outstanding - diluted is 10,659,000 shares. No dilutive effect is recognized in a period in which a net loss has occurred.

Liquidity and Capital Resources

We ended 2021 with a consolidated cash balance of $193.8 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

We believe our sales order book in our LEU segment is a source of stability for our liquidity position. Subject to market conditions, we see the potential for growing uncommitted demand for LEU during the next few years with accelerated open demand in 2025 and beyond.

Cash resources and net sales proceeds from our LEU segment fund technology costs that are outside of our customer contracts in the technical solutions segment and general corporate expenses, including cash interest payments on our debt. We believe our investment in advanced U.S. uranium enrichment technology will position the Company to meet the needs of our customers as they deploy advanced reactors and next generation fuels. We signed the three-year HALEU Contract with DOE in October 2019. Under the HALEU Contract, the Company is contributing a portion of the program costs. The program has been under way since May 31, 2019, when Centrus and DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized.

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million (which was recently increased to $126.7 million). The Company’s cost share is the corresponding 20% and any costs incurred above these amounts. The Company has received aggregate cash payments of $120.3 million through December 31, 2021.

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the ARDP. Our HALEU Contract expires in 2022 and although we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. Assuming that we are able to win a contract from DOE to operate the cascade, our goal is to scale up the facility in modular fashion as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. At this time, however, there is no assurance that sufficient government or commercial funding or demand for material will be timely secured, that we will be awarded a contract by the DOE to operate or that we will be permitted by DOE to expand the demonstration cascade. For further discussion, refer to Part I, Item 1A, Risk Factors.

We lease facilities and related personal property near Piketon, Ohio from DOE. In September 2021, DOE and Centrus extended the lease term through December 31, 2025. Any facilities or equipment constructed or installed in leased facilities under contract with DOE, including the HALEU Contract, will be owned by DOE. DOE-owned property may be returned to DOE in an “as is” condition at the end of the lease term and DOE would be responsible for its D&D. If we determine the equipment and facilities may benefit Centrus after completion of the HALEU Contract, we can extend the facility lease and ownership of the equipment will be transferred to us, subject to mutual agreement regarding D&D and other issues, including those impacted by DOE’s recent decision to competitively bid the contract for operations of the HALEU cascade.

In the event that funding by the U.S. government for research, development and demonstration of gas centrifuge technology is reduced or discontinued, or we are not awarded a DOE contract to operate the cascade we are now constructing under the HALEU Contract, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

We have taken steps over the last several years to reduce the size and volatility of our defined benefit pension obligations, including offering the option for pension-eligible employees to receive a lump sum payment upon termination of their employment. In the fourth quarter of 2020, the Company entered into an arrangement with an insurance company and transferred certain future benefit obligations and administrative costs from our primary qualified pension plan. In this transaction, we transferred approximately $30 million of pension plan assets to the insurance company in order to reduce our pension plan obligations by approximately $30 million. This transaction will save administrative costs associated with the PBGC and reduce the volatility of future pension obligations.

Capital expenditures of approximately $1 million are anticipated over the next 12 months.

We are actively considering, and expect to consider from time to time in the future, potential strategic transactions, which at any given time may be in various stages of discussions, diligence, or negotiation. If we pursue opportunities that require capital, we believe we would seek to satisfy these needs through a combination of working capital, cash generated from operations or additional debt or equity financing.

The change in cash, cash equivalents and restricted cash from our consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Year Ended December 31,
	2021	2020
Cash provided by operating activities	$50.0	$67.1
Cash used in investing activities	(1.2)	(1.4)
Cash used in financing activities	(9.9)	(44.4)
Increase in cash, cash equivalents and restricted cash	$38.9	$21.3

Operating Activities

During 2021, net cash provided by operating activities was $50.0 million. Net income of $175.0 million in 2021, net of non-cash expenses, was a significant source of cash. Income included the $43.5 million recovery of claims for reimbursement for costs related to past contract services performed. The net increase is also the result of a $16.6 million increase in accounts payable and other liabilities and a $13.2 million increase in deferred revenue and advances from customers. These increases were partially offset by a $57.0 million reduction in pension and postretirement benefit liabilities and a $10.7 million increase in inventories.

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
Investing Activities

Investing activities consisted of capital expenditures of $1.2 million in 2021 and $1.4 million in 2020.

Financing Activities

In 2021, net cash used in financing activities included the redemption of preferred stock for $44.4 million, net of direct costs, pursuant to a tender offer and net proceeds received of $42.1 million from the issuance of common stock pursuant to a Registration Statement on Form S-3.

In 2020, net cash used in financing activities included the purchase of preferred stock for $61.6 million, including transaction costs, pursuant to a tender offer and net proceeds received of $23.1 million from the issuance of common stock pursuant to a Registration Statement on Form S-3. See Common Stock Issuance and 2021 Tender Offer below.

In both 2021 and 2020, payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 8, Debt, of the consolidated financial statements in Part IV of this Annual Report regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	December 31,
	2021	2020
Cash and cash equivalents	$193.8	$152.0
Accounts receivable	29.1	29.6
Inventories, net	82.7	59.9
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(159.8)	(131.3)
Other current assets and liabilities, net	(67.1)	(64.1)
Working capital	$72.6	$40.0

We are managing our working capital to seek to improve the long-term value of our LEU and technical solutions businesses and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position, and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of our debt securities and credit facilities. We continually evaluate alternatives to manage our capital structure, and may opportunistically repurchase, exchange, or redeem Company securities from time to time.

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold at the market price an aggregate of 1,516,467 shares of its Class A Common Stock in 2021, for a total of $44.2 million. After expenses and commissions paid to the agents, the Company’s proceeds total $42.4 million. Additionally, the Company recorded direct costs of $0.3 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. At present, the Company has $5.8 million remaining available for sale under the prospectus supplement dated December 31, 2020, and may from time to time sell additional shares through the sales agreement. The Company used the net proceeds from this offering for general working capital purposes, to invest in technology development, repay outstanding debt and retire shares of its Series B Senior Preferred Stock.

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

In connection with the entry into the Voting Agreement Amendment, the Company and Kulayba LLC also entered into the Exchange Agreement, pursuant to which Kulayba LLC agreed to the Exchange, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Class A Common Stock priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) a warrant (the “Warrant”), exercisable for 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant is exercisable by Kulayba LLC for a period commencing on the closing date of the Exchange and ending, unless sooner terminated as provided in the Warrant, on the first to occur of: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant) which results in the shareholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027. Additional terms and conditions of the 8.25% Notes are described in Note 8, Debt, of the consolidated financial statements in Part IV of this Annual Report.

2021 Tender Offer

On October 20, 2021, the Company announced the commencement of a tender offer to purchase all of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (the “Series B Senior Preferred Stock”), at a price of $1,145.20 per Series B Senior Preferred Stock (inclusive of any rights to accrued but unpaid dividends), to the sellers in cash, less any applicable withholding taxes (the “Offer”). The Offer was made pursuant to the Tender Offer Statement on Schedule TO filed by the Company on October 20, 2021, with the SEC. The aggregate liquidation preference per Series B Senior Preferred Stock (including accrued but unpaid dividends) was $1,347.29 as of September 30, 2021.

On November 23, 2021, the Company announced the results of the tender offer and the related consent solicitation (the “Consent Solicitation”) to amend the certificate of designation of the Series B Senior Preferred Stock (the “Series B Preferred Amendment”). 36,867 shares of the Series B Senior Preferred Stock were properly tendered and not properly withdrawn in the Offer, and corresponding consents have been delivered in the Consent Solicitation. Pursuant to the terms of the Offer and Consent Solicitation, the Company has accepted for purchase all of the Series B Senior Preferred Stock tendered in the Offer, for an aggregate purchase price of $42.2 million. The accepted shares represent 97.4% of the Company’s outstanding Series B Senior Preferred Stock as of September 30, 2021. Based on the final results, the requisite consent of at least 90% of the outstanding Series B Senior Preferred Stock required to approve the Series B Preferred Amendment was obtained. On November 23, 2021, the Company issued a Notice of Full Redemption providing for the redemption of any and all shares Series B Senior Preferred Stock outstanding after consummation of the Company’s tender offer to purchase all of its issued and outstanding Series B Senior Preferred Stock. On December 15, 2021, the Company completed the redemption of all 980 outstanding Series B Senior Preferred Stock for aggregate cash consideration of $1.1 million. The aggregate purchase price of $43.3 million was offset by direct costs totaling $0.9 million.
The effect of the Series B Preferred Amendment was to: (i) cease any obligation to pay dividends on Series B Senior Preferred Stock (other than the payment of accrued dividends in connection with a redemption or distribution of assets upon liquidation, dissolution or winding up), (ii) permit the Company to redeem Series B Senior Preferred Stock during the 90 days following the date of effectiveness of the Series B Preferred Amendment at a redemption price per share equal to $1,145.20 (plus any additional accrued dividends for the period from and including the date of effectiveness of the Series B Preferred Amendment to the date of redemption), (iii) remove the prohibition on the declaration and payment of dividends on junior stock of the Company, which includes all shares of the Company’s capital stock defined as “Common Stock” in the Company’s Amended and Restated Certificate of Incorporation, or the redemption, purchase or acquisition of such junior stock, and (iv) remove the restriction on redemption, purchase or acquisition of capital stock of the Company ranking on parity with the Series B Senior Preferred Stock.

On December 16, 2021, the Company filed a Certificate of Elimination of the Series B Senior Preferred Stock of Centrus Energy Corp. with the Secretary of State of Delaware (the “Certificate of Elimination”) to eliminate the designation of the Series B Senior Preferred Stock and to return all shares of preferred stock of the Company previously designated as Series B Senior Preferred Stock to authorized but unissued and undesignated shares of preferred stock of the Company.

2020 Tender Offer

On November 17, 2020, pursuant to a tender offer announced on October 19, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Senior Preferred Stock at a price per share of $954.59, less any applicable withholding taxes, for an aggregate purchase price of approximately $60 million. The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. These shares represented approximately 60% of the Company's outstanding Series B Senior Preferred Stock as of September 30, 2020. The remaining Series B Senior Preferred Stock outstanding after the transaction was 41,720 shares.

Commitments under Long-Term SWU Purchase Agreements

The Company purchases SWU contained in LEU from Russia, supplied to us under a long-term agreement, as amended, signed in 2011 with TENEX. Under a 2018 agreement, the Company will purchase SWU contained in LEU from the French government owned company, Orano. Refer to Note 16, Commitments and Contingencies, of the consolidated financial statements for additional information.

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% to 2%) of our annual revenues from sales of the SWU component of LEU produced by us using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. There is currently no commercial enrichment facility producing LEU using DOE centrifuge technology. We are continuing to advance our U.S. centrifuge technology that has evolved from DOE inventions at specialized facilities in Oak Ridge, Tennessee, and near Piketon, Ohio, with a plan to deploy a commercial enrichment facility over the long-term.

New Accounting Standards

Reference is made to New Accounting Standards in Note 1, Summary of Significant Accounting Policies, of the consolidated financial statements in Part IV of this Annual Report for information on new accounting standards.

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

As of December 31, 2021, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, Governance Information and Board and Committee Membership in the Company’s Proxy Statement for the 2022 annual meeting of stockholders, which will be filed no later than 120 days after December 31, 2021 (the “2022 Proxy Statement”), is incorporated herein by reference.

We have adopted a code of business conduct (the “Code of Business Conduct”) that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as to members of our board of directors. Our Code of Business Conduct provides a brief summary of the standards of conduct that are at the foundation of our business operations. The Code of Business Conduct states that we conduct our business in strict compliance with all applicable laws. Each employee must read the Code of Business Conduct and sign a form stating that he or she has read, understands and agrees to comply with the Code of Business Conduct. A copy of the Code of Business Conduct is available in the Corporate Governance section of our website at www.centrusenergy.com or upon request without charge. We will disclose on the website any amendments to, or waivers from, the Code of Business Conduct that are required to be publicly disclosed.

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Executive Compensation and Compensation of Directors in the 2022 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2022 Proxy Statement is incorporated herein by reference.

Information concerning the common stock that may be issued under the 2014 Equity Incentive Plan (as amended and restated in May 2017) appearing under the caption Equity Compensation Plan Information in the 2022 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2022 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2022 Proxy Statement is incorporated herein by reference.

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

3.7
Amended and Restated Certificate of Designation of Rights, Powers, Preferences, Qualifications, Limitations and Restrictions of Series B Senior Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 23, 2021).

3.8	Certificate of Elimination of the Series B Senior Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on December 17, 2021).

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

4.15
Fourth Amendment to the Section 382 Rights Agreement, dated as of June 16, 2021, by and among the Company, Computershare Trust Company N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

4.16	Description of the Securities of the Company. (a)`

4.17
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

10.3
Amendment 2 to Appendix 1 Lease Agreement between the U.S. Department of Energy and United States Enrichment Corporation for the Gas Centrifuge Enrichment Plant, dated as of September 9, 2021, (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

10.4
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

10.5
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

10.6
Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 29, 1998).

10.7
Agreement, dated June 17, 2002, between DOE and USEC Inc. (“2002 DOE-USEC Agreement”) (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2002).

10.8
Modification 1 to 2002 DOE-USEC Agreement, dated August 20, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 24, 2006).

10.9	Modification No. 2 dated January 12, 2009, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2009).

10.10	Modification No. 3 dated January 28, 2010, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2010).

10.11	Modification No. 4 dated February 11, 2011, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2011).

10.12
Modification No. 5 dated June 12, 2012, to the Agreement dated June 17, 2002, between DOE and USEC Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012).

10.13
License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 27, 2007).

10.14
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

10.24
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

10.26
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

10.27
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

10.28
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

10.29
Letter Agreement, dated June 9, 2020, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020).

10.30
Amendment No. 010, dated February 11, 2022, to the Enriched Product Transitional Supply Contract dated March 23, 2011, between United States Enrichment Corporation and TENEX (certain information has been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed).

10.31
Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.77 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015).

10.32	Form of Change in Control Agreement with executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2013). (b)

10.33
Employment Agreement, dated March 6, 2015, by and between Centrus Energy Corp. and Daniel B. Poneman (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on May 7, 2015). (b)

10.34
Amended Employment Agreement, dated November 28, 2018, by and between Centrus Energy Corp. and Daniel B. Poneman (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020). (b)

10.35
Form of Employee Nonqualified Stock Option Award Agreement under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015). (b)

10.36
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015). (b)

10.37
Amended and Restated Centrus Energy Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on September 30, 2014). (b)

10.38	2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020). (b)

10.39
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.40
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 5, 2008). (b)

10.41
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2013). (b)

10.42
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010 (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011). (b)

10.43
Centrus Energy Corp. Executive Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015). (b)

10.44
Centrus Energy Corp. 2014 Equity Incentive Plan (as Amended and Restated June 16, 2021) (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2021. (b)

10.45
Centrus Energy Corp. Employee Notional Stock Unit Award Agreement and Centrus Energy Corp. Employee Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021)

10.46
Purchase and Sale Agreement dated April 27, 2018 between Orano Cycle and United States Enrichment Corporation (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018). (Certain information has been omitted and filed separately, pursuant to confidential treatment under Rule 24.b2)

10.47
First Amendment, dated June 5, 2020, to the Purchase and Sale Agreement, dated April 27, 2018, between Orano Cycle and United States Enrichment Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020).

10.48
Letter Agreement, dated May 31, 2019 between Centrus Energy Corp. and the U.S. Department of Energy (certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 12, 2019)

10.49
Agreement, dated October 31, 2019, by and between American Centrifuge Operating, LLC and the United States Department of Energy (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020).

10.50	Modification 14 to Agreement, dated as of December 7, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.51
Voting and Nomination Agreement, dated April 13, 2020, by and between the Company and the MB Group (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2020).

10.52
First Amendment to the Voting and Nomination Agreement dated February 2, 2021, by and among the Company, Morris Bawabeh, Kulayba LLC, and M&D Bawabeh Foundation, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021).

10.53
Exchange Agreement dated February 2, 2021, by and between the Company and Kulayba LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021).

10.54
Agreement, dated as of September 7, 2021 by and between United States Enrichment Corporation and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

21	Subsidiaries of Centrus Energy Corp. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed in interactive data file (XBRL) format. (a)

(a) Filed herewith.

(b) Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

March 11, 2022	/s/ Daniel B. Poneman
Daniel B. Poneman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2022:

Signature	Title

/s/ Daniel B. Poneman	President and Chief Executive Officer (Principal Executive Officer) and Director
Daniel B. Poneman

/s/ Philip O. Strawbridge	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer (Principal Financial Officer)
Philip O. Strawbridge

/s/ Kevin J. Harrill	Controller and Chief Accounting Officer (Principal Accounting Officer)
Kevin J. Harrill

/s/ Mikel H. Williams	Chairman of the Board and Director
Mikel H. Williams

/s/ Kirkland H. Donald	Director
Kirkland H. Donald

/s/ Tetsuo Iguchi	Director
Tetsuo Iguchi

/s/ W. Thomas Jagodinski	Director
W. Thomas Jagodinski

/s/ Tina W. Jonas	Director
Tina W. Jonas

/s/ William J. Madia	Director
William J. Madia

/s/ Bradley K. Sawatzke	Director
Bradley K. Sawatzke

/s/ Neil S. Subin	Director
Neil S. Subin

CENTRUS ENERGY CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centrus Energy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Centrus Energy Corp. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, of stockholders' deficit and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

Valuation Allowance related to Federal Deferred Tax Assets

As described in Notes 1 and 13 to the consolidated financial statements, as of December 31, 2021, the Company’s deferred tax assets were $464.8 million, net of a valuation allowance of $414.7 million, both of which a significant portion relates to federal deferred tax assets. In prior years, management maintained a full valuation allowance against federal deferred tax assets, and in the fourth quarter of 2021, management released $40.7 million of the valuation allowance against federal deferred taxes that most likely will be realized. The ultimate realization of deferred tax assets is dependent upon generating sufficient income in future years when deferred tax assets are recoverable or are expected to reverse. A valuation allowance is provided if it is more likely than not that the deferred tax assets may not be realized. Management evaluates both positive and negative evidence that is objectively verifiable to determine the amount of the federal valuation allowance. Sustained profitability and cumulative income, as well as, forecasted income, are considered to be significant forms of positive evidence. Negative evidence includes uncertainty in and the lack of objectively verifiable evidence for profitability in later years when the Company’s existing sales order book and supply contracts reach expiration.

The principal considerations for our determination that performing procedures relating to the valuation allowance related to federal deferred tax assets is a critical audit matter are (i) the significant judgment by management when assessing the ability to realize the federal deferred tax assets and whether a valuation allowance is necessary, particularly as it relates to forecasted income and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to forecasted income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the ability to realize federal deferred tax assets and whether a valuation allowance is necessary, including controls over forecasted income. These procedures also included, among others (i) testing management’s process for assessing the ability to realize federal deferred tax assets and whether a valuation allowance is necessary; (ii) testing the completeness and accuracy of underlying data used in management’s process for assessing the ability to realize federal deferred tax assets and whether a valuation allowance is necessary; and (iii) evaluating the reasonableness of the significant assumptions used by management related to forecasted income. Evaluating management’s assumption related to the forecasted income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the terms of the Company’s existing contractual agreements with its customers and suppliers; (iii) the source and reliability of market related inputs; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
March 11, 2022

We have served as the Company’s auditor since 2002.

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$193.8	$152.0
Accounts receivable	29.1	29.6
Inventories	91.1	64.8
Deferred costs associated with deferred revenue	143.3	151.9
Other current assets	8.6	7.8
Total current assets	465.9	406.1
Property, plant and equipment, net	5.3	4.9
Deposits for financial assurance	2.8	5.7
Intangible assets, net	54.7	62.8
Deferred tax assets, net	41.4	1.9
Other long-term assets	2.3	4.9
Total assets	$572.4	$486.3

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$37.8	$50.6
Payables under inventory purchase agreements	37.9	21.3
Inventories owed to customers and suppliers	8.4	4.9
Deferred revenue and advances from customers	303.1	283.2
Current debt	6.1	6.1
Total current liabilities	393.3	366.1
Long-term debt	101.8	108.0
Postretirement health and life benefit obligations	114.9	130.8
Pension benefit liabilities	23.1	124.4
Advances from customers	45.1	45.2
Other long-term liabilities	36.1	32.4
Total liabilities	714.3	806.9
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, 7.5% cumulative, 0 and 41,720 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $53.9 as of December 31, 2020	—	0.1
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 13,649,933 and 11,390,189 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1.4	1.1
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of December 31, 2021 and December 31, 2020	0.1	0.1
Excess of capital over par value	140.7	85.0
Accumulated deficit	(284.6)	(407.7)
Accumulated other comprehensive income, net of tax	0.5	0.8
Total stockholders’ deficit	(141.9)	(320.6)
Total liabilities and stockholders’ deficit	$572.4	$486.3

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue:
Separative work units	$163.3	$151.5
Uranium	22.8	39.0
Technical solutions	112.2	56.7
Total revenue	298.3	247.2
Cost of Sales:
Separative work units and uranium	113.1	92.7
Technical solutions	70.7	56.9
Total cost of sales	183.8	149.6
Gross profit	114.5	97.6
Advanced technology costs	2.1	2.8
Selling, general and administrative	36.0	36.0
Amortization of intangible assets	8.1	6.8
Special charges for workforce reductions	—	0.6
Other expense, net	—	0.4
Operating income	68.3	51.0
Nonoperating components of net periodic benefit (income) expense	(67.6)	(1.6)
Interest expense	0.1	0.1
Investment income	(0.1)	(0.5)
Income before income taxes	135.9	53.0
Income tax benefit	(39.1)	(1.4)
Net income and comprehensive income	175.0	54.4
Preferred stock dividends - undeclared and cumulative	2.1	6.7
Distributed earnings allocable to retired preferred shares	37.6	41.9
Net income allocable to common stockholders	$135.3	$5.8

Net income per common share:
Basic	$10.03	$0.59
Diluted	$9.75	$0.57
Average number of common shares outstanding (in thousands):
Basic	13,493	9,825
Diluted	13,879	10,123

The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020
OPERATING
Net income	$175.0	$54.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8.6	7.3
Accrued loss on long-term contract	(7.2)	(10.6)
Deferred tax assets	(39.5)	(1.9)
Retirement benefit plans (gains) losses, net	(50.5)	7.2
Revaluation of inventory borrowing	4.8	—
Equity related compensation	12.1	7.1
Changes in operating assets and liabilities:
Accounts receivable	0.5	(8.6)
Inventories, net	(10.7)	25.8
Payables under inventory purchase agreements	16.6	13.2
Deferred revenue and advances from customers, net of deferred costs	13.2	9.7
Accounts payable and other liabilities	(4.6)	(5.2)
Pension and postretirement liabilities	(67.0)	(32.7)
Other, net	(1.3)	1.4
Cash provided by operating activities	50.0	67.1

INVESTING
Capital expenditures	(1.2)	(1.4)
Cash used in investing activities	(1.2)	(1.4)

FINANCING
Proceeds from the sale of common stock, net	42.1	23.1
Redemption of preferred stock, net	(44.4)	(61.6)
Payment of interest classified as debt	(6.1)	(6.1)
Exercise of stock options	0.9	0.3
Shares withheld for employee taxes	(2.4)	—
Payments for deferred issuance costs	—	(0.1)
Cash used in financing activities	(9.9)	(44.4)

Increase in cash, cash equivalents and restricted cash	38.9	21.3
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	157.9	136.6
Cash, cash equivalents and restricted cash, end of period (Note 3)	$196.8	$157.9

Supplemental cash flow information:
Non-cash activities:
Property, plant and equipment included in accounts payable and accrued liabilities	$—	$0.3

Equity transaction costs included in accounts payable and accrued liabilities	0.4	0.2
Disposal of right to use lease assets from lease modification	1.0	0.2
Reclassification of equity compensation liability to equity	7.5	—
Common stock and warrant issued in exchange for preferred stock	7.5	—
The accompanying notes are an integral part of these consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions, except per share data)

	Senior Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2019	$4.6	$0.8	$0.1	$61.5	$(405.0)	$1.1	$(336.9)

Net income	—	—	—	—	54.4	—	54.4
Issuance of common stock	—	0.3	—	22.8	—	—	23.1
Purchase under tender offer	(4.5)	—	—	—	(57.1)	—	(61.6)
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.3)	(0.3)
Issuance and amortization of restricted stock units and stock options	—	—	—	0.7	—	—	0.7
Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)

Net income	—	—	—	—	175.0	—	175.0
Issuance of common stock	—	0.2	—	41.9	—	—	42.1
Exchange of preferred stock for common stock and common stock warrant	—	0.1	—	7.5	(7.6)	—	—
Purchase under tender offer	(0.1)	—	—	—	(44.3)	—	(44.4)
Reclassification of stock-based compensation liability to equity	—	—	—	7.5	—	—	7.5
Shares withheld for employee taxes	—	—	—	(2.4)	—	—	(2.4)
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.3)	(0.3)
Issuance and amortization of restricted stock units and stock options	—	—	—	1.2	—	—	1.2
Balance at December 31, 2021	$—	$1.4	$0.1	$140.7	$(284.6)	$0.5	$(141.9)

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

Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. Under inventory optimization arrangements between Centrus and domestic fabricators, fabricators order quantities of LEU from Centrus based on scheduled or anticipated orders from utility customers, for deliveries in future periods. As delivery obligations under actual customer orders arise, Centrus typically satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. Centrus’ balances of SWU and uranium vary over time based on the timing and size of the fabricator’s LEU orders from Centrus and the fabricator’s needs for working stock of LEU. Balances can be positive or negative at the discretion of the fabricator.

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

Intangible Assets

Centrus has intangible assets resulting from fresh start accounting as a result of emergence from Chapter 11 bankruptcy on September 30, 2014. The identifiable intangible assets relate to the sales order book and customer relationships. The order book intangible asset is amortized as the order book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 7 ¾ years of scheduled amortization remaining. Refer also to Carrying Value of Long-Lived Assets below.

Carrying Value of Long-Lived Assets

The Company evaluates the carrying values of property, plant and equipment and identifiable intangible assets when events or changes in business circumstances indicate that the carrying amount of asset, or asset group, may not be fully recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset, or asset group, exceeds its fair value.
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

Pursuant to accounting standards, Centrus’ 8.25% notes due February 2027 (the “8.25% Notes”) are recorded at face value and the fair value is disclosed. The estimated fair value of the 8.25% Notes is based on recent trading prices and bid/ask quotes as of or near the balance sheet date. Debt issuance costs are deferred and amortized over the life of the instrument.

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

Concentrations of Supply Risk and Other Considerations with the War in Ukraine

The current war in Ukraine has led to the U.S., Russia and other countries imposing sanctions and other measures that restrict international trade. The situation is rapidly changing, and it is not possible to predict future actions that could be taken. The Company has multiple sources of supply; however, the supply contract with TENEX remains our largest source. At present, sanctions have not impacted the ability of the Company or TENEX to perform under the TENEX supply contract. Recently, sanctions have been imposed by the U.S. on exports of fossil fuels. Russia has imposed sanctions on the export of commodities but does not include the export of LEU. Additional sanctions or other measures by the U.S. or foreign governments (including the Russian government) could be imposed. Any sanctions or measures directed at trade in LEU from Russia or the parties involved in such trade or otherwise could interfere with, or prevent, implementation of the TENEX Supply Contract. While the initial sanctions announced do not affect the ability of the Company or TENEX to implement the TENEX Supply Contract, the situation at this time is unpredictable and therefore there is no assurance that future developments would not have a material adverse effect on the Company’s procurement, payment, delivery or sale of LEU under the TENEX Supply Contract.

If measures were taken to limit the supply of Russian LEU or to prohibit or limit dealings with Russian entities, including, but not limited to, TENEX or ROSATOM, the Company would seek a license, waiver or other approval from the government imposing such measures to ensure that the Company could continue to fulfill its purchase and sales obligations. There is no assurance that such a license, waiver, or approval would be granted. If a license, waiver or approval were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX. The Company has contracts for alternative sources that could be used to mitigate a portion of the near term impacts. However, to the extent these sources were insufficient or more expensive or additional supply cannot be obtained, it could have a material adverse impact on our business, results of operations, and competitive position.

Segments

Centrus operates two business segments: LEU, which supplies various components of nuclear fuel to utilities, and technical solutions, which provides advanced engineering, design, and manufacturing services to government and private sector customers.

Related Party

As previously disclosed in our Current Report on Form 8-K filed on December 31, 2020, on that same date the
Company entered into an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and
Lake Street Capital Markets, LLC (the “Agents”), relating to the at the market offering (the “ATM Offering”) of shares of the Company’s Class A Common Stock, $0.10 par value per share. Mr. Williams, Chairman of the Centrus
Board of Directors, also serves on the board of B. Riley Financial, Inc. Mr. Williams recused himself and took no part in the selection of B. Riley or the negotiation of the terms of the Sales Agreement. Please refer to Note 15 - Stockholders’ Equity for a description of the ATM Offering in 2021.

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

SWU and Uranium Revenue

Revenue for the Company’s LEU segment is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. Contracts with customers are primarily medium and long-term, fixed-commitment contracts under which its customers are obligated to purchase a specified quantity of the SWU component of LEU or the SWU and uranium components of LEU. The Company’s contracts for natural uranium are generally shorter-term, fixed-commitment contracts.

Revenue is recognized at the time the customer obtains control of the LEU or uranium. Customers generally obtain control of LEU at nuclear fuel fabricators. Centrus ships LEU to nuclear fuel fabricators for scheduled or anticipated orders from utility customers. Based on customer orders, Centrus arranges for the transfer of title of LEU from Centrus to the customer for the specified quantity of LEU at the fuel fabricator. Each such delivery to a customer is accounted for as a distinct performance obligation under a contract, and a contract may call for multiple deliveries over a number of periods. The contract’s transaction price is allocated to each performance obligation based on the observable standalone selling price of each distinct delivery of SWU or uranium. For certain contracts the customers may elect not to take control of the LEU or uranium and Centrus may have the right to enforce payment under the terms of the contractual agreement. The revenue recognition for these contracts is assessed when it occurs.

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

Technical Solutions Revenue

Revenue for the technical solutions segment, principally representing technical, manufacturing, engineering, procurement, construction and operations services offered to public and private sector customers, is recognized over the contractual period as services are rendered. The Company recognizes revenue over time as it performs on these contracts because of the continuous transfer of control to the customer. For public sector contracts, this continuous transfer of control to the customer is supported by clauses in the contract that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit and assume control of any work in progress. The Company’s government and private sector contracts generally contain contractual termination clauses or entitle the Company to payments for work performed to date for goods and services that do not have an alternative use. With control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. A contract may contain one or more performance obligations. Two or more promises to transfer goods or services to a customer may be considered a single performance obligation if the goods or services are highly interdependent or highly interrelated such that utility of the promised goods or services to the customer includes integration services provided by the Company.

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

The Company applied the practical expedient in paragraph ASC 606-10-50-14 and does not disclose the value of remaining performance obligations under service contracts having original expected terms of one year or less.

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

Unbilled receivables are included in Accounts Receivable on the consolidated balance sheet and arise when the timing of cash collected from customers differs from the timing of revenue recognition. Those assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized when billed in accordance with the terms of the contract. To the extent billings to the customer precede the recognition of technical solutions revenue, the Company recognizes a liability included in Deferred Revenue and Advances from Customers on the consolidated balance sheet.

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

Stock-Based Compensation

Centrus has a stock-based compensation plan which authorizes the issuance of common stock to the Company’s employees, officers, directors, and other individuals providing services to the Company or its affiliates pursuant to options, notional stock units, stock appreciation rights, restricted stock units, restricted stock, performance awards, dividend equivalent rights, and other stock-based awards.

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

The Company recognizes forfeitures as they occur.

New Accounting Standards

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20), which modifies the disclosure requirements for employers that sponsor defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The standard is to be applied on a retrospective basis to all periods presented and early adoption is permitted. Adoption of this new standard did not have a significant impact to the Company’s annual disclosures.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region, including foreign countries representing 10% or more of revenue, based on the billing addresses of customers (in millions):

	Year Ended December 31,
	2021	2020
United States	$108.3	$115.0
Foreign:
Belgium	36.6	35.8
Japan	34.6	23.4
Other	6.6	16.3
Total foreign	77.8	75.5
Revenue - SWU and uranium	$186.1	$190.5

Refer to Note 18, Revenue by Geographic Area, Major Customers and Segment Information for disaggregation of revenue by segment. Disaggregation by end-market is provided in Note 18 and the consolidated statements of operations. SWU sales are made primarily to electric utility customers, and uranium sales are primarily made to other nuclear fuel related companies. Technical solutions revenue resulted primarily from services provided to the government and its contractors. SWU and uranium revenue is recognized at point of sale and technical solutions revenue is generally recognized over time.

SWU revenue in 2020 includes $32.6 million collected from a customer in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding.

Accounts Receivable

	December 31,
	2021	2020
	($ millions)
Accounts receivable:
Billed	$23.1	$23.0
Unbilled (a)	6.0	6.6
Accounts receivable	$29.1	$29.6

(a) Billings under certain contracts in the technical services segment are invoiced based on approved provisional billing rates. Unbilled revenue represents difference between actual costs incurred and invoiced amounts. The Company expects to invoice and collect the unbilled amounts after actual rates are submitted to the customer and approved. Unbilled revenue also includes unconditional rights to payment that are not yet billable under applicable contracts pending the compilation of supporting documentation.

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	December 31,
	2021	2020	Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$0.5	$7.0	$(6.5)
Non-current - Other long-term liabilities	$—	$0.7	$(0.7)
Deferred revenue - current	$288.1	$281.7	$6.4
Advances from customers - current	$15.0	$1.5	$13.5
Advances from customers - non current	$45.1	$45.2	$(0.1)

Deferred sales totaled $47.2 million and $38.7 million in the years ended December 31, 2021, and 2020, respectively. Previously deferred sales recognized in revenue totaled $42.6 million and $0 million in the years ended December 31, 2021, and 2020, respectively.

LEU Segment

The SWU component of LEU is typically bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales are generally shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU segment (“order book”) extends to 2029. For the years ended December 31, 2021 and 2020, our order book was approximately $986 million and $960 million, respectively. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $348.2 million of Deferred Revenue and Advances from Customers. Refer to Contract Liabilities table above.

Most of the Company’s customer contracts provide for fixed purchases of SWU during a given year. The Company’s order book is partially based on customers’ estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. For example, depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range. The Company’s order book estimate is also based on the Company’s estimates of selling prices, which may be subject to change. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

Under the terms of certain contracts with customers in the LEU segment, the Company will accept payment for SWU in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable. In 2020, SWU revenue of $23.4 million was recognized under such contracts based on the fair market value of uranium acquired in exchange for SWU delivered. Uranium received from customers as advance payments for the future sales of SWU totaled $59.6 million and $44.4 million as of December 31, 2021, and 2020, respectively. The advance payments are included in either Advances from Customers, Current or Advances from Customers, Noncurrent, based on the anticipated SWU sales period.

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

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115 million which was increased to $126.7 million. On March 4, 2022, the DOE informed the Company of their intent to fund an additional $9.0 million above the $126.7 million, as disclosed above. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services to be provided over the three-year contract include constructing and assembling centrifuge machines and related infrastructure in a cascade formation. When estimates of remaining program costs to be incurred for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. The accrued loss on the contract is being adjusted over the remaining contract term based on actual results, remaining program cost projections, and the Company’s anticipated cost-share. The impact to Cost of Sales for the year ended December 31, 2021, and 2020, is $7.2 million and $10.6 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of December 31, 2021, a total of $19.1 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities is $0.5 million. The Company has received cash payments of $120.3 million through December 31, 2021.

Additional COVID-19-related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the HALEU Contract, as well as delay completion of the contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional costs have been accrued as of December 31, 2021. If DOE does not commit to fully fund the additional costs, and the Company nevertheless commits to a plan to complete the demonstration cascade and produce HALEU, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

Revenue for the technical solutions segment in the year ended December 31, 2021, also includes $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract with DOE unrelated to the HALEU Contract. On September 7, 2021, after the final approvals for the settlement were received, the settlement agreement was signed by the parties at which time it became probable that there would not be a significant reversal of revenue. Under the terms of the settlement agreement, DOE paid the Company $43.5 million, of which $33.8 million was contributed to the pension plan in September 2021 for its subsidiary United States Enrichment Corp. (“Enrichment Corp.”) and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. After receiving payment, at the Company’s request, the case was dismissed. Refer to Note 16, Commitments and Contingencies - Legal Matters.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the consolidated balance sheet to amounts on the consolidated statement of cash flows (in millions):

	December 31,
	2021	2020
Cash and cash equivalents	$193.8	$152.0
Deposits for financial assurance - current	0.2	0.2
Deposits for financial assurance - non current	2.8	5.7
Total cash, cash equivalents and restricted cash	$196.8	$157.9

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	December 31, 2021		December 31, 2020
	Current	Long-Term	Current	Long-Term
Workers compensation	$—	$2.6	$—	$5.4
Other	0.2	0.2	0.2	0.3
Total deposits for financial assurance	$0.2	$2.8	$0.2	$5.7

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

4. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	December 31, 2021			December 31, 2020
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$8.8	$—	$8.8	$17.0	$4.6	$12.4
Uranium	82.3	8.4	73.9	47.8	0.3	47.5
Total	$91.1	$8.4	$82.7	$64.8	$4.9	$59.9

(a)Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. In 2021, there was a valuation adjustment to reflect an update of projected timing and sources of inventory to be used for repayment of borrowed SWU inventory. There were no valuation adjustments in 2020. For details, refer to Note 1, Summary of Significant Accounting Policies — Contract Liabilities — LEU Segment.

The Company may also borrow SWU from customers, in which case the Company will record the SWU and the related liability for the borrowing using a projected average purchase price over the borrowing period. In 2018 through 2020 the Company borrowed SWU inventory valued at $20.7 million from a customer under an agreement signed in 2017 and recorded the SWU and the related liability using the Company’s average unit price of SWU purchases under contract projected to be used for repayment. The loan is repayable only with SWU. The cumulative liability to the customer for borrowed inventory was revalued to $25.5 million in the third quarter of 2021. The revaluation reflected an updated projection of the timing and sources of inventory to be used for repayment. In the fourth quarter of 2021, the Company repaid borrowed SWU inventory valued at $3.1 million to a customer and reduced the SWU and the related liability using an average purchase price over the borrowing period. The remaining liability to the customer of $22.4 million for borrowed inventory is included in Other Long-Term Liabilities. Cost of Sales for the twelve months ended December 31, 2021, includes the related expense of $4.8 million.

5. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2020	Additions / (Depreciation)	December 31, 2021
Land	$1.2	$—	$1.2
Buildings and leasehold improvements	3.9	0.7	4.6
Machinery and equipment	1.4	—	1.4
Other	1.1	—	1.1
Property, plant and equipment, gross	7.6	0.7	8.3
Accumulated depreciation	(2.7)	(0.3)	(3.0)
Property, plant and equipment, net	$4.9	$0.4	$5.3

Depreciation expense was $0.6 million in 2021 and $0.5 million in 2020.

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

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$35.5	$19.1	$54.6	$32.0	$22.6
Customer relationships	68.9	33.3	35.6	68.9	28.7	40.2
Total	$123.5	$68.8	$54.7	$123.5	$60.7	$62.8

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2022	$9.5
2023	6.6
2024	8.6
2025	7.6
2026	9.9
Thereafter	12.5
Total	$54.7

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Components of accounts payable and accrued liabilities follow (in millions):

	December 31,
	2021	2020

Trade payables	$4.9	$4.9
Compensation and employee benefits	23.1	22.2
Postretirement health and life benefit obligations - current	7.0	11.6
Accrued HALEU Contract loss	0.5	7.0
Operating lease liability	0.9	2.4
Other accrued liabilities	1.4	2.5
Total accounts payable and accrued liabilities	$37.8	$50.6

8. DEBT

A summary of debt follows (in millions):

		December 31, 2021		December 31, 2020
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	27.5	6.1	33.7
Total		$6.1	$101.8	$6.1	$108.0

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. As shown in the table above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, the Company’s reported interest expense will be less than its contractual interest payments throughout the term of the 8.25% Notes. As of December 31, 2021, and December 31, 2020, $6.1 million of interest is recorded as current and classified as Current Debt in the consolidated balance sheet.
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

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets exclude lease incentives. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term. The weighted-average remaining lease term was 5.3 years at December 31, 2021, with maturity dates ranging from December 31, 2025 to September 2027, and the weighted-average discount rate was 12.5%. Lease expense totaled a credit of $0.5 million in 2021 and expense of $2.6 million for 2020. Lease expense primarily related to operating leases for the years ended December 31, 2021 and 2020 includes a $2.0 million and $0.3 million credit, respectively, from DOE for true-up of prior years’ lease expense. Other amounts related to short-term lease expense were insignificant. Operating lease expense is included in Cost of Sales, Selling, General and Administrative Expenses and Advance Technology Costs on the Statement of Operations. Cash paid for amounts included in operating cash flows for operating leases was $2.4 million for the year ended December 31, 2021.

The Company leases facilities and related personal property near Piketon, Ohio from DOE under a lease which is classified as operating. The lease was amended on May 6, 2021, resulting in a decrease in the monthly lease payment beginning with the June 2021 payment. The Company accounted for the amendment as a modification and remeasured the remaining future lease payments through May 31, 2022, resulting in the recording of a $1.0 million reduction in lease assets and liabilities. In September 2021, the lease was extended through December 31, 2025. The Company did not remeasure the lease as under the terms of the lease amendment it may be terminated early upon completion of the work under the HALEU Contract which is expected to occur by June 1, 2022. Any facilities, centrifuges or other equipment constructed or installed under contract with DOE will be owned by DOE and may be returned to DOE in an “as is” condition at the end of the lease term, and DOE would be responsible for its D&D.

Operating Lease Assets and Liabilities

The table below presents the lease-related assets and liabilities recorded on the consolidated balance sheet (in millions).

	December 31, 2021	Classification on the Balance Sheet
Lease assets	$2.1	Other long-term assets
Lease liabilities:
Current	$0.9	Accounts payable and accrued liabilities
Non-current	3.0	Other long-term liabilities
Total lease liabilities	$3.9

Maturity of Operating Lease Liabilities

The table below reconciles undiscounted payments for operating leases with terms greater than 12 months to the operating lease liabilities recorded on the balance sheet (in millions).

2022	$1.3
2023	1.0
2024	1.0
2025	1.0
2026	1.0
Thereafter	0.8
Total lease payments	6.1
Less imputed interest	2.2
Present value of lease payments	$3.9

10. FAIR VALUE

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value of assets and liabilities, the following hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:
•Level 1 assets include investments with quoted prices in active markets that the Company has the ability to liquidate as of the reporting date.

•Level 2 assets include investments in U.S. government agency securities, corporate and municipal debt whose estimates are valued based on observable inputs, other than quoted prices.

•Level 3 assets include investments with unobservable inputs, such as third party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	December 31, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$193.8	$—	$—	$193.8	$152.0	$—	$—	$152.0
Deferred compensation asset (a)	3.2	—	—	3.2	2.4	—	—	2.4

Liabilities:
Deferred compensation obligation (a)	$3.2	$—	$—	$3.2	$2.3	$—	$—	$2.3

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

Other Financial Instruments

As of December 31, 2021, and 2020, the consolidated balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	December 31, 2021			December 31, 2020
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$107.9	(b)	$74.3	$114.1	(b)	$68.6
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and non-current interest payment obligations until maturity. Refer to Note 8, Debt.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 3,500 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 2,300 employees and retirees covered by postretirement health and life benefit plans. DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to non-qualified supplemental pension plans, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008, who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or postretirement health and life benefit plans.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow:

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
($ millions)	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Changes in Benefit Obligations:
Obligations at beginning of period	$757.9	$763.5	$142.4	$152.8
Actuarial (gains) losses, net	(28.7)	56.7	(2.3)	(1.6)
Service costs	2.7	3.5	—	—
Interest costs	18.1	24.3	3.4	4.8
Benefits paid from Plan assets	(51.3)	(56.3)	(12.4)	(13.6)
Benefits paid from Company assets	(0.4)	(0.5)	—	—
Settlements	—	(30.4)	—	—
Administrative expenses paid	(2.1)	(2.9)	—	—
Obligations at end of period	696.2	757.9	131.1	142.4
Changes in Plan Assets:
Fair value of plan assets at beginning of period	633.1	621.2	—	—
Actual return on plan assets	57.8	85.4	—	—
Company contributions	35.7	16.6	21.5	13.6
Benefits paid	(51.7)	(56.8)	(12.3)	(13.6)
Settlements	—	(30.4)	—	—
Administrative expenses paid	(2.2)	(2.9)	—	—
Fair value of plan assets at end of period	672.7	633.1	9.2	—
Unfunded status at end of period	$(23.5)	$(124.8)	$(121.9)	$(142.4)

Amounts recognized in assets and liabilities:
Current liabilities	$(0.4)	$(0.4)	$(7.0)	$(11.6)
Non-current liabilities	(23.1)	(124.4)	(114.9)	(130.8)
	$(23.5)	$(124.8)	$(121.9)	$(142.4)
Amounts in accumulated other comprehensive income (loss), pre-tax:
Prior service credit	$(0.9)	$(1.1)	$(2.0)	$(2.1)

The current liabilities reflect expected contributions for benefit payments for the non-qualified plans and the postretirement health and life benefit plans in the following year.

The discount rates below, rounded to the nearest 0.1%, are the estimated rates at which the benefit obligations could be effectively settled on the measurement date and are based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plans.

Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. These actuarial gains and losses are recognized in the statement of operations in the fourth quarter. In addition, an interim remeasurement and recognition of gains or losses may be required for a plan during the year when lump sum payments exceed, or are expected to exceed, the sum of the service cost and interest cost components of the annual net periodic benefit cost for that plan for the current year. There were no interim remeasurements in 2021 and 2020.

The defined benefit pension plans currently allow for a lump sum payment option to (a) active employees who are terminated as a result of Company reductions in force and (b) terminated vested participants who have not yet begun receiving their benefits and have been terminated as a result of a reduction in force by the Company, or due to voluntary termination or involuntary termination, other than involuntary termination as a termination for cause.

As part of the Company’s continued effort to reduce the size and volatility of its pension obligations and administrative costs, the Company transferred approximately $30.4 million of pension plan assets and approximately $30.4 million of related benefit obligations to an insurance company through the purchase of a group annuity contract in the fourth quarter of 2020.

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. Effective August 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $696.2 million and $757.9 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, none of Centrus’ plans had fair value of plan assets in excess of accumulated benefit obligations.

Components of Net Periodic Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Income.

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
(in millions)	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Net Periodic Benefit (Credits) Costs
Service costs	$2.7	$3.5	$—	$—
Interest costs	18.1	24.3	3.4	4.8
Expected return on plan assets	(38.3)	(37.5)	—	—
Amortization of prior service credits, net	(0.2)	(0.2)	(0.1)	(0.1)
Actuarial (gains) losses, net	(48.2)	8.9	(2.3)	(1.7)
Net periodic benefit (credits) costs	$(65.9)	$(1.0)	$1.0	$3.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Amortization of prior service costs, net	$—	$—	$(2.0)	$(2.1)
Prior service credit	(0.9)	(1.1)	—	—
Total recognized in other comprehensive loss, pre-tax	$(0.9)	$(1.1)	$(2.0)	$(2.1)
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$(66.8)	$(2.1)	$(1.0)	$0.9

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

On September 7, 2021, the Company collected $43.5 million from DOE, of which $33.8 million was contributed to the pension plan in September 2021 for its subsidiary Enrichment Corp. and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. Refer to Note 16, Commitments and Contingencies and Note 2, Revenue And Contracts with Customers.

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

The transition to the post-65 Medicare Exchange was reflected as a plan amendment that reduced plan obligations by $6.8 million as of December 31, 2014. This reduction in obligation was recognized in other comprehensive income in 2014 as a prior service credit. The prior service credit is being amortized into net periodic benefit cost as a credit over time. The post-65 Medicare Exchange stipend amount was increased for 2017. This increase in obligation of $3.6 million as of December 31, 2016, was recognized in other comprehensive income in 2016 as a prior service cost and is being amortized into net periodic benefit cost over time. The post-65 Medicare Exchange stipend amount was increased in 2018, as specified in a settlement agreement with the former collective bargaining unit. The settlement agreement also specifies the addition of catastrophic drug coverage effective January 1, 2019. The benefit enhancement for 2019 has been applied to all post-65 participants regardless of past representation by the collective bargaining agreement. The increase in obligation of $10.0 million as a result of the settlement agreement was recognized in net periodic benefit costs in 2017 as a plan change resulting from a legal settlement and is reported in Nonoperating Components of Net Periodic Benefit Income.

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

Assumptions Used to Determine Net Periodic Benefit Costs

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
	Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020
Discount rate	2.8%	2.5%	2.8%	2.5%
Expected return on plan assets	6.3%	6.4%	—	—

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2021	2020
Healthcare cost trend rate for the following year	6.0%	5.5%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2026	2022

Benefit Plan Assets

Independent advisors manage investment assets of Centrus’ defined benefit pension plans and postretirement health and life benefit plans. Centrus has the fiduciary responsibility for reviewing performance of the various investment advisors. The goal of the investment policy of the plans is to maximize portfolio returns within reasonable and prudent levels of risk in order to meet projected liabilities and maintain sufficient cash to make timely payments of all participant benefits. Risk is reduced by diversifying plan assets and following a strategic asset allocation approach. Additionally, as the plans are frozen and funding status has improved, the Company has shifted the investment allocations to lower risk investments in order to minimize market exposure and will continue to do so based upon approved funding milestones. Asset classes and target weights are adjusted periodically to optimize the long-term portfolio risk/return trade off, to provide liquidity for benefit payments, and to align portfolio risk with the underlying obligations. The investment policy of the plans prohibits the use of leverage, direct investments in tangible assets, or any investment prohibited by applicable laws or regulations.

The allocation of plan assets between equity and debt securities and the target allocation range by asset category for the defined benefit pension plans follows:

	December 31,
	2021	2020	2022 Target
Equity securities	45%	52%	40	-	45%
Debt securities	51%	42%	50	-	55%
Cash	4%	6%	0	-	5%
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2021 and 2020, categorized by the fair value hierarchy levels described in Note 10, Fair Value:

	Defined Benefit Pension and Postretirement Health and Life Benefit Plans
(in millions)	Level 1		Level 2		Level 3		Total
	2021	2020	2021	2020	2021	2020	2021	2020
U.S. government securities	$—	$—	$13.0	$16.4	$—	$—	13.0	$16.4
Corporate debt	—	—	56.4	104.2	—	—	56.4	104.2
Municipal bonds and non-U.S. government securities	—	—	1.7	2.1	—	—	1.7	2.1
Mutual funds (b)	582.9	—	—	—	—	—	582.9	—
Mortgage and asset backed securities	—	—	7.9	6.4	—	—	7.9	6.4
Fair value of investments by hierarchy level	$582.9	$—	$79.0	$129.1	$—	$—	661.9	129.1
Investments measured at NAV (a)							20.1	504.4
Accrued interest receivable							1.2	1.3
Unsettled transactions							(1.4)	(1.8)
Plan assets							$681.8	$633.0

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
(b) Postretirement Health and Life Benefit Plan assets of $9.2 million are all contained within Level 1 mutual funds.

Benefit Plan Cash Flows

The Company expects to contribute $0 million to the qualified defined benefit pension plans, $0.4 million to the non-qualified defined benefit pension plans, and $7.0 million to the postretirement health and life benefit plans in 2022. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act (“ERISA”).

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans
2022	$52.1	$11.2
2023	51.0	10.7
2024	49.1	10.1
2025	47.6	9.5
2026	47.6	9.0
2027 to 2031	214.0	36.3

Other Plans

The Company sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $2.0 million in 2021 and $1.6 million in 2020.

Under the Executive Deferred Compensation Plan, qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone due to annual compensation limitations of the Internal Revenue Code of 1986, as amended (the “Code”) are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan. The Company matching contributions amounted to less than $0.1 million in 2021 and 2020.

12. STOCK-BASED COMPENSATION

The Company’s 2014 Equity Incentive Plan (“2014 Plan”) authorizes the issuance of stock options, stock appreciation rights (“SARs”), restricted stock units, restricted stock, notional stock units, performance awards, dividend equivalent rights, and other stock-based awards, as well as cash-based awards, to employees, officers, directors, and other individuals providing services to the Company or its affiliates. As disclosed in Note 15 - Stockholder’s Equity, in February 2021, the Company increased the available shares of Class A Common Stock under the Company’s 2014 Plan by an additional 700,000 shares. The plan currently authorizes the issuance of up to 1,900,000 shares. As of December 31, 2021, there were 844,293 shares available for future awards.

In January 2019, the Company adopted the 2019 Executive Incentive Plan (“2019 Plan”), which is subject to the terms of the 2014 Plan, under which participating employees are eligible to receive grants of equity awards such as notional stock units and SARs. Under this plan, the Company has granted awards that are subject to either cliff-based or performance-based vesting. The cliff-based awards vest after three years of service. The performance-based awards vest if the company reaches or exceeds a pre-defined net income target for the three-year award term. Equity awards may be payable in common stock, cash, or a combination of both, at the discretion of the Board of Directors. Compensation costs for awards that are likely to be settled with cash payments are remeasured each reporting period based on the closing price of the Company’s common stock. These cumulative vested costs are accrued in Accounts Payable and Accrued Liabilities or Other Long-Term Liabilities. Equity awards that are payable in stock are accounted for as equity and compensation costs are amortized on a straight-line basis over the vesting period.

In 2019, under the 2014 Plan, the Company awarded notional stock units to participating executives for the three-year period ending December 31, 2021. As the original award, at grant date, was expected to be settled in cash, the Company had recorded cumulative compensation costs in Other Long-Term Liabilities at December 31, 2020. There were 206,183 notional stock units (two-thirds of these awards) paid in shares in April 2021, with the remainder anticipated to be paid in April 2022. As of March 31, 2021, the Company reclassified these shares to equity as the Board of Directors approved settlement in shares.

In 2020, the Company awarded participating executives notional stock units and stock appreciation rights for the three-year period ending April 26, 2023. These equity awards may be payable in common stock, cash, or a combination of both at the discretion of the Board of Directors. The cumulative vested costs have been accrued in Other Long-Term Liabilities as they are likely to be settled in cash.

In September 2021, the Company awarded participating executives notional stock units and SARs. The awards granted will be paid in shares on or before May 1, 2024, provided that a defined performance condition is achieved. In order to receive the award, the total cumulative net income as reported on the Company’s Form 10-Ks for the years ending December 31, 2021, 2022, and 2023 must be equal to or greater than $160 million. The grant date fair value of notional stock units is determined based on the closing price of Class A Common Stock on the grant date. The grant date fair value of the SARs were determined based on the Black-Scholes option-pricing model. The Company has concluded that it is probable that the performance condition will be achieved and therefore has recorded compensation cost. Compensation costs for these notional stock units and SARs are amortized to expense on a straight-line basis over the vesting period.

Compensation cost for restricted stock units and stock options is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. As of December 31, 2021, there was $0.4 million of unrecognized compensation cost, adjusted for actual forfeitures, related to non-vested stock-based payments granted, of which $0.3 million relates to restricted stock units and $0.1 million relates to stock options. That cost is expected to be recognized over a weighted-average period of 12 months.

A summary of stock-based compensation costs is as follows (in millions):

	Year Ended December 31,
	2021	2020

Notional stock units and stock appreciation rights	$11.6	$6.6
Restricted stock units	0.5	0.4
Stock options	0.1	0.1
Total stock-based compensation costs	$12.2	$7.1

Total recognized tax benefit	$(1.5)	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Board Restricted Stock Units

Non-employee, independent directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. Settlement of these restricted stock units is made in shares of Class A Common Stock only upon the director’s retirement or other end of service. The restricted stock units generally vest over one year; however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. As of December 31, 2021, approximately 192,000 shares of restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

The following table summarizes Centrus’ board restricted stock units activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2019	74	$3.09
Granted	47	$10.38
Vested	(74)	$3.09
Forfeited	—	—
Nonvested at December 31, 2020	47	$10.38
Granted	20	$25.13
Vested	(47)	$10.38
Forfeited	—	—
Nonvested at December 31, 2021	20	$25.13

Employee Restricted Stock Units

In 2021, certain employees were granted restricted stock units as part of their compensation. Settlement of these restricted stock units is made in shares of Class A Common Stock upon vesting. The restricted stock units generally vest after three years. As of December 31, 2021, approximately 4,000 shares of restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

The following table summarizes Centrus’s employee restricted stock units activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2020	—	$—
Granted	4	$24.01
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021	4	$24.01

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

The expected term of options granted is the estimated period of time from the beginning of the vesting period to the date of expected exercise or other settlement, based on historical exercises and post-vesting terminations. Centrus has estimated the expected term using the simplified method described in SEC Staff Accounting Bulletin Topic 14, Share-Based Payment, due to the lack of historical exercise and post-vesting termination information available for the Company since its reorganization. Future stock price volatility is estimated based on the Company’s historical volatility. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and, therefore, an expected dividend yield of zero is used in the option valuation model.

There were no option grants in the years ended December 31, 2021, and 2020.

Stock options vest and become exercisable in equal annual installments over a three or four year period and expire ten years from the date of grant. A summary of stock option activity follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2019	518	$4.02	6.2	$1.5
Granted	—	—	—	—
Exercised	(107)	$3.43	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2020	411	$4.18	5.3	$7.8
Granted	—	—	—	—
Exercised	(217)	$4.17	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	194	$4.18	4.4	$8.9
Exercisable at December 31, 2021	144	$4.37	3.2	$6.6

Stock options outstanding and options exercisable at December 31, 2021, are as follows:

Stock Exercise Price	Options Outstanding (thousands)	Remaining Contractual Life in Years	Options Exercisable (thousands)

$4.37	144	3.2	144
$3.65	50	7.8	—

Stock Appreciation Rights - 2020 Award

The intrinsic value of a SAR, if any, represents the excess of the fair value of the common stock over the exercise price. The fair value of SAR awards is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including Centrus’ estimates of stock price volatility, expected term, future dividend payments, and risk-free interest rates.

These SARs generally have a defined term of three years from award and are automatically exercised at the end of its term. Future stock price volatility is estimated based on the Company’s historical volatility. The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and, therefore, an expected dividend yield of zero is used in the valuation model.

A summary of SARs with time-based vesting granted under the 2014 plan for the year ended December 31, 2021, are as follows:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2019	—	$—	—	$—
Granted	83.5	$5.53	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2020	83.5	$5.53	2.3	$1.47
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	83.5	$5.53	1.3	$3.71
Exercisable at December 31, 2021	83.5	$5.53	1.3	$3.71

The weighted-average assumptions used in the valuation models to determine the fair value of SARs granted to employees under the 2014 Plan are as follows:

	Year Ended December 31,
	2021	2020

SARs Granted (in thousands)	n/a	83.5
Average Risk-Free Rate	n/a	0.14%
Expected Volatility	n/a	94%
Expected Term (Years)	n/a	2.3
Dividend Yield	n/a	—

Stock Appreciation Rights (Performance Condition) - 2021 Award

The intrinsic value of a SAR, if any, represents the excess of the fair value of the common stock over the exercise price. The fair value of SAR awards is estimated using the Black-Scholes option pricing model, which includes a number of assumptions including Centrus’ estimates of stock price volatility, expected term, future dividend payments, and risk-free interest rates.

These SARs generally have a defined term of three years from award and are automatically exercised at the end of its term if the performance condition has been met. Future stock price volatility is estimated based on the Company’s historical volatility. The risk-free interest rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future and, therefore, an expected dividend yield of zero is used in the valuation model.

A summary of SARs with performance-based vesting granted under the 2014 plan in the year ended December 31, 2021, are as follows:

	Stock Appreciation Rights (Performance Condition) (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2020	—	$—	—	$—
Granted	21	$19.44	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	21	$19.44	2.3	$0.64
Exercisable at December 31, 2021	21	$19.44	2.3	$0.64

The weighted-average assumptions used in the valuation models to determine the fair value of SARs granted to employees under the 2014 Plan are as follows:

	Year Ended December 31,
	2021	2020

Stock Appreciation Rights Granted (in thousands)	21.0	n/a
Average Risk-Free Rate	0.3%	n/a
Expected Volatility	82.8%	n/a
Expected Term (Years)	2.5	n/a
Dividend Yield	—	n/a

Notional Stock Units - 2019 and 2020 Awards

A summary of notional stock units with time-based vesting granted under the 2014 plan for the year ended December 31, 2021, are as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2019	468	$3.16
Granted	125	$5.53
Vested	—	—
Forfeited	(22)	$3.16
Nonvested at December 31, 2020	571	$3.68
Granted	—	—
Vested	(319)	$3.16
Forfeited	—	—
Nonvested at December 31, 2021	252	$4.33

Notional Stock Units (Performance Condition) - 2021 Award

A summary of notional stock units with performance-based vesting granted under the 2014 plan for the year ended December 31, 2021, are as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2020	—	$—
Granted	10	$39.55
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021	10	$39.55

13. INCOME TAXES

Income Tax Benefit

The income tax benefit is as follows (in millions):

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State and local	0.4	0.5
Foreign	—	—
	0.4	0.5
Deferred:
Federal (a)	(40.7)	—
State and local	1.2	(1.9)
Foreign	—	—
	(39.5)	(1.9)
Income tax benefit	$(39.1)	$(1.4)

(a) The income tax benefit for 2021 includes the reversal of a portion of the federal valuation allowance on net deferred tax assets. See further discussion below.

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Employee benefits costs	$36.2	$61.8
Inventory	18.6	16.2
Property, plant and equipment	191.5	193.8
Net operating loss and credit carryforwards	206.2	211.1
Accrued expenses	0.4	2.1
Long-term debt and financing costs	10.8	12.6
Lease liability	0.9	1.5
Other	0.2	0.2
Deferred tax assets	464.8	499.3
Valuation allowance	(414.7)	(486.0)
Deferred tax assets, net of valuation allowance	$50.1	$13.3

Deferred tax liabilities:
Intangible assets	$7.9	$9.9
Lease asset	0.4	1.1
Prepaid expenses	0.4	0.4
Deferred tax liabilities	$8.7	$11.4
Deferred tax assets, net	$41.4	$1.9

The valuation allowance reduces the net deferred tax assets to their net realizable value. The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

The Company has maintained a full valuation allowance against federal and state net deferred tax assets since the fourth quarter of 2011 to the second quarter of 2020. In the second quarter of 2020, the Company released the valuation allowance against the state net deferred tax assets for the LEU segment that are more likely than not to be realized.

In the fourth quarter of 2021, the Company released $40.7 million of the valuation allowance against federal net deferred taxes that are more likely than not to be realized. Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that is required on Centrus’ federal deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment through 2026, primarily from its long-term sales contracts. Centrus considered both its achievement of sustained profitability and cumulative income in 2021, as well as, the forecasted income, to be significant forms of positive evidence. Negative evidence included uncertainty in and the lack of objectively verifiable evidence for profitability in later years when the Company’s existing sales order book and supply contracts reach expiration in its LEU segment. In the Company’s technical solutions segment, negative evidence included uncertainty in the future funding of the HALEU enrichment facility, and thus, no assumption for the future funding of the HALEU enrichment facility were included in the forecast model because it was not objectively verifiable. Centrus determined that the positive evidence outweighed the negative evidence and supported a release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, the Company recorded a partial release of its federal valuation allowance.

In addition to the partial release of the valuation allowance against federal net deferred taxes, the valuation allowance decreased in 2021 by $30.6 million due to changes in deferred tax assets since the beginning of the year. The Company continues to maintain a valuation allowance against its remaining federal and state net deferred tax assets due to significant federal and state net operating losses and insufficient future taxable income.

Going forward, the Company will continue to evaluate both positive and negative evidence that would support any further changes to the remaining valuation allowances. Such evidence in its technical solutions segment may include signing new contracts which could have a significant impact on pre-tax income, follow on-work related to the HALEU program, or abandonment of the commercial deployment of the centrifuge technology. Such evidence in our LEU segment may include renewing SWU sales contracts with existing customers and/or signing new SWU sales or purchase contracts with significantly higher or lower margins than currently forecasted. Additional evidence in the LEU segment may include potential deferrals in the timing of deliveries requested by its customers, which would impact revenue recognition timing. The impact of these and other potential positive and negative events will be weighed and evaluated to determine if the valuation allowance should be increased or decreased in the future.

The net deferred tax assets and related valuation allowance were increased as of December 31, 2020, by $39.5 million for previously unrecorded state deferred tax assets, net of federal benefit, in states where we have had historical losses and a remote likelihood of realizing a tax benefit. This increase to state deferred tax assets, net of the full valuation allowance, had no net impact on income tax expense for 2020. When a change in tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the deferred taxes are expected to reverse. The Company records the impact of the change in its consolidated financial statements in the period of enactment.

The Company has federal net operating losses of $732.0 million generated through December 31, 2017, that currently expire through 2037. In addition, the Company has federal net operating losses and business interest expense carry forwards of $131.4 million and $4.1 million, respectively, generated after December 31, 2017, that do not expire. Centrus also has state net operating losses of $0.5 million, with no valuation allowance, and state net operating losses of $465.4 million, with a full valuation allowance, that currently expire through 2037.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate and the effective tax rate follows:

	Year Ended December 31,
	2021	2020
Federal statutory tax rate	21%	21%
Valuation allowance against net deferred tax assets	(53)	(26)
State rate changes	1	(1)
Executive compensation	1	2
State income tax expense, net of federal benefit	1	—
Uncertain tax positions	—	1
Effective tax rate	(29)%	(3)%

The effective tax rate for the year ended December 31, 2021, includes a decrease to the valuation allowance against net deferred tax assets of $71.3 million, or a change to the effective tax rate of (53%). Included in the valuation allowance decrease is the release of the valuation allowance against federal net deferred taxes of $40.7 million, or a change to the effective tax rate of (30%).

The effective tax rate for the year ended December 31, 2020, includes a decrease to the valuation allowance against net deferred tax assets of $13.9 million, or a change to the effective tax rate of (26%). Included in the valuation allowance decrease is the release of the valuation allowance against state net deferred taxes of $2.0 million, or a change to the effective tax rate of (4%).

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in Other Long-Term Liabilities, was $1.0 million as of December 31, 2021, and $0.8 million as of December 31, 2020. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the income tax provision (state tax, net of federal benefit) increased $0.2 million and $0.4 million during the years ended December 31, 2021 and December 31, 2020, respectively. The liability for unrecognized tax benefits in the table below relates to unrecognized state income tax benefits. Centrus believes that the liability for unrecognized tax benefits will not change significantly in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Year Ended December 31,
	2021	2020
Balance at beginning of the period	$0.8	$0.4
Additions to tax positions of current period	0.4	0.5
Reductions to tax positions of prior years	(0.2)	(0.1)
Balance at end of the period	$1.0	$0.8

Centrus and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. As of December 31, 2021, the federal, Maryland and Tennessee statutes of limitation are closed with respect to all tax years through 2017.

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

The impact of accrued interest and penalties for income taxes in the consolidated statement of operations was an increase to expenses of less than $0.1 million for the years ended December 31, 2021 and December 31, 2020, respectively. Accrued interest and penalties for income taxes, included as a component of Other Long-Term Liabilities, totaled less than $0.1 million as of December 31, 2021 and 2020.

14. NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income per common share, the number of shares is increased by the weighted average number of potential shares related to stock compensation awards. No dilutive effect is recognized in a period in which a net loss has occurred.

On November 17, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Senior Preferred Stock at a price per share of $954.59, less any applicable withholding taxes. (Refer to Note 15 - Stockholders’ Equity). The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. Since origination, the carrying value on the Balance Sheet was $43.80 per share based on values assigned in the originating securities exchange. The liquidation amount at origination was $1,000.00 per share.

The aggregate purchase price of approximately $60 million, less accrued but unpaid dividends attributable to the purchased and retired Series B Senior Preferred Stock, is considered for purposes of Net Income per Share to be a deemed dividend to the extent it exceeds the carrying value on the consolidated Balance Sheet, or $41.9 million.

On February 2, 2021, the Company completed the exchange of 3,873 shares of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”) for (i) 231,276 shares of Class A Common Stock and (ii) a warrant to purchase 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, for an aggregate valuation of approximately $7.5 million. The carrying value of the Series B Senior Preferred Stock on the Balance Sheet was $1.00 per share par value. The aggregate liquidation preference of the Series B Senior Preferred Stock, including accrued but unpaid dividends, was $1,291.04 per share as of December 31, 2020.

On November 23, 2021, the Company completed the purchase of 36,867 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,145.20, less any applicable withholding taxes. The Company also completed the purchase of the remaining 980 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,149.99, less any applicable withholding taxes, on December 15, 2021 (Refer to Note 15 - Stockholders’ Equity). The aggregate purchase price of both transactions was $43.3 million. The carrying value of the Series B Senior Preferred Stock on the consolidated Balance Sheet was $1.00 per share par value.

The aggregate valuation of all 2021 preferred stock transactions of approximately $50.8 million, less accrued but unpaid dividends attributable to the acquired and retired shares of Series B Senior Preferred Stock, is considered for purposes of Net Income per Share to be a deemed dividend in the aggregate amount equal to the amount by which it exceeds the carrying value of the Preferred Stock on the consolidated Balance Sheet, or $37.6 million.

The weighted average number of common and common equivalent shares and the calculation of basic and diluted income per common share are as follows:

	Year Ended December 31,
	2021	2020
Numerator (in millions):
Net income	$175.0	$54.4
Preferred stock dividends - undeclared and cumulative	2.1	6.7
Distributed earnings allocable to retired preferred shares	37.6	41.9
Net income allocable to common stockholders	$135.3	$5.8

Denominator (in thousands):
Average common shares outstanding - basic	13,493	9,825
Potentially dilutive shares related to stock options and restricted stock units (a)	386	298
Average common shares outstanding - diluted	13,879	10,123

Net income per common share (in dollars):
Basic	$10.03	$0.59
Diluted	$9.75	$0.57
There are no common stock equivalents excluded from the diluted calculation as a result of a net loss in the period or options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price.

15.  STOCKHOLDERS’ EQUITY

Shares Outstanding

Changes in the number of shares outstanding are as follows:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2019	104,574	8,347,427	1,117,462
Issuance under public offering	—	2,537,500	—
Common stock issued for options exercised	—	107,000	—
Conversion of common stock from Class B to Class A	—	398,262	(398,262)
Purchase under tender offer	(62,854)	—	—
Balance at December 31, 2020	41,720	11,390,189	719,200

Issuance under public offering	—	1,516,467	—
Common stock issued for options exercised	—	216,500	—
Issuance of previously vested restricted stock units	—	89,318	—
Notional stock units paid in shares	—	206,183	—
Common stock and warrant issued in exchange for preferred stock	(3,873)	231,276	—
Purchase under tender offer	(37,847)	—	—
Balance at December 31, 2021	—	13,649,933	719,200

Common Stock

The Company’s certificate of incorporation authorizes 20,000,000 shares of preferred stock, par value $1.00 per share, 70,000,000 shares of Class A common stock, $0.10 par value per share (the “Class A Common Stock”) and 30,000,000 shares of Class B common stock, $0.10 par value per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”). As of December 31, 2021, the Company has issued 14,369,133 shares of Common Stock, consisting of 13,649,933 shares of Class A Common Stock and 719,200 shares of Class B Common Stock.

Pursuant to a sales agreement with its agents, the Company sold through its ATM Offering an aggregate of 1,516,467 shares of its Class A Common Stock in 2021 for a total of $44.2 million. After expenses and commissions paid to the agents the Company’s proceeds totaled $42.4 million. Additionally, the Company recorded direct costs of $0.3 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and deployment, and to repay outstanding debt.

As previously disclosed on Form 8-K filed February 5, 2021, on February 2, 2021, the Company entered into an amendment (the “Voting Agreement Amendment”) to its existing Voting and Nomination Agreement with Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (collectively, the “MB Group”) and an Exchange Agreement (as described below) whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 annual meeting of stockholders (the “Annual Meeting”) and Kulayba LLC agreed to exchange shares of the Company’s Preferred Stock for shares of the Company’s Class A Common Stock and a warrant to acquire additional shares of Class A Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Class A Common Stock owned of record or beneficially owned by the MB Group at the Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021, to June 30, 2023, and (ii) an increase of shares of Class A Common Stock reserved for delivery under the Company’s Centrus Energy Corp 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Class A Common Stock. At the Annual Meeting both of the above referenced proposals were approved by the Company’s stockholders.

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

On September 1, 2020, the Company completed the sale of 2,537,500 shares of the Company’s Class A Common Stock pursuant to the Registration Statement on Form S-3 that became effective on August 5, 2020, as supplemented by the prospectus supplement filed with the SEC on August 21, 2020. The price to the public in this offering was $10.00 per share of Class A Common Stock. The aggregate gross proceeds from the offering were approximately $25.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company of $2.3 million.

Shares of Class B Common Stock that are sold in the market are automatically converted to shares of Class A Common Stock. Shares of Class B Common Stock that were sold in the market and converted to shares of Class A Common Stock totaled 0 in 2021 and 398,262 in 2020.

The Company has reserved 1,900,000 shares of Class A Common Stock under its management incentive plan, of which 844,293 shares are available for future awards as of December 31, 2021. Refer to Note 12, Stock-Based Compensation, for additional information.

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

Series B Senior Preferred Stock

In 2017, Centrus issued 104,574 shares of Series B Senior Preferred Stock as part of a securities exchange. The issuance of the Series B Senior Preferred Stock was a non-cash financing transaction. As detailed below, the Series B Senior Preferred Stock was purchased by the Company in 2020 and 2021 and the designation of the Series B Senior Preferred Stock was eliminated and all shares of preferred stock of the Company previously designated as Series B Senior Preferred Stock were returned to authorized but unissued and undesignated shares of preferred stock of the Company.

The Series B Senior Preferred Stock had a par value of $1.00 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”). Holders of the Series B Senior Preferred Stock were entitled to cumulative dividends of 7.5% per annum of the Liquidation Preference. Centrus had not met the criteria for payment of dividends for the periods from issuance through final redemption of the Series B Senior Preferred Stock in 2021.

2020 Tender Offer

On November 17, 2020, pursuant to a tender offer announced on October 19, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Senior Preferred Stock at a price per share of $954.59, less any applicable withholding taxes, for an aggregate purchase price of approximately $60 million. The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. These shares represented approximately 60% of the Company's outstanding Series B Senior Preferred Stock as of September 30, 2020. The remaining Series B Senior Preferred Stock outstanding after the transaction was 41,720 shares.

On December 22, 2020, the Company filed with the Delaware Secretary of State a Certificate of Retirement of 62,854 Series B Senior Preferred Stock, par value $1.00 per share, to effect the retirement of the Company’s Series B Senior Preferred Stock repurchased upon the completion of its previously announced tender offer to purchase Series B Senior Preferred Stock. Effective upon filing, the Certificate of Retirement amended the Amended and Restated Certificate of Incorporation of the Company to reduce the total number of authorized Series B Senior Preferred Stock by 62,854 shares such that the total number of authorized Series B Senior Preferred Stock of the Company was 41,720 shares.

2021 Tender Offer

On October 20, 2021, the Company announced the commencement of a tender offer to purchase all of its outstanding Series B Senior Preferred Stock, par value $1.00 per share, at a price of $1,145.20 per Series B Senior Preferred Stock (inclusive of any rights to accrued but unpaid dividends), to the sellers in cash, less any applicable withholding taxes (the “Offer”). The Offer was made pursuant to the Tender Offer Statement on Schedule TO filed by the Company on October 20, 2021 with the SEC. The aggregate liquidation preference per Series B Senior Preferred Stock (including accrued but unpaid dividends) was $1,347.29 as of September 30, 2021.

On November 23, 2021, the Company announced the results of the tender offer and the related consent solicitation (the “Consent Solicitation”) to amend the certificate of designation of the Series B Senior Preferred Stock (the “Series B Preferred Amendment”). 36,867 Series B Senior Preferred Stock were properly tendered and not properly withdrawn in the Offer, and corresponding consents have been delivered in the Consent Solicitation. Pursuant to the terms of the Offer and Consent Solicitation, the Company has accepted for purchase all of the Series B Senior Preferred Stock tendered in the Offer, for an aggregate purchase price of $42.2 million. The accepted shares represent 97.4% of the Company’s outstanding Series B Senior Preferred Stock as of September 30, 2021. Based on the final results, the requisite consent of at least 90% of the outstanding Series B Senior Preferred Stock required to approve the Series B Preferred Amendment was obtained. On November 23, 2021, the Company issued a Notice of Full Redemption providing for the redemption of any and all shares of the Company’s Series B Senior Preferred Stock outstanding after consummation of the Company’s tender offer to purchase all of its issued and outstanding Series B Senior Preferred Stock. On December 15, 2021, the Company completed the redemption of all 980 outstanding Series B Senior Preferred Stock for an aggregate purchase price of $1.1 million. The aggregate purchase price of $43.3 million was offset by direct costs totaling $0.9 million.

The effect of the Series B Preferred Amendment was to: (i) cease any obligation to pay dividends on Series B Senior Preferred Stock (other than the payment of accrued dividends in connection with a redemption or distribution of assets upon liquidation, dissolution or winding up), (ii) permit the Company to redeem Series B Senior Preferred Stock during the 90 days following the date of effectiveness of the Series B Preferred Amendment at a redemption price per share equal to $1,145.20 (plus any additional accrued dividends for the period from and including the date of effectiveness of the Series B Preferred Amendment to the date of redemption), (iii) remove the prohibition on the declaration and payment of dividends on junior stock of the Company, which includes all shares of the Company’s capital stock defined as “Common Stock” in the Company’s Amended and Restated Certificate of Incorporation, or the redemption, purchase or acquisition of such junior stock, and (iv) remove the restriction on redemption, purchase or acquisition of capital stock of the Company ranking on parity with the Series B Senior Preferred Stock.

On December 16, 2021, the Company filed a Certificate of Elimination of the Series B Senior Preferred Stock of Centrus Energy Corp. with the Secretary of State of Delaware (the “Certificate of Elimination”) to eliminate the designation of the Series B Senior Preferred Stock and to return all shares of preferred stock of the Company previously designated as Series B Senior Preferred Stock to authorized but unissued and undesignated shares of preferred stock of the Company.

Rights Agreement

On April 6, 2016 (the “Effective Date”), the Company’s Board of Directors (the “Board”) adopted a Section 382 Rights Agreement, which was (a) amended on February 14, 2017 to, among other things, exclude acquisitions of the Series B Senior Preferred Stock issued as part of the exchange offer and consent solicitation from the definition of “Common Shares” in connection with the settlement and completion of the exchange offer and consent solicitation, and (b) further amended on April 3, 2019 to, among other things, (i) decreased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $26.00 to $18.00 and (ii) extended the Final Expiration Date (as defined in the Rights Agreement) from April 5, 2019 to April 5, 2022 (as amended, the “Rights Agreement”). The Board adopted the Rights Agreement in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations.

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

On April 8, 2020, the Company’s Board of Directors approved, and the Company entered into, a Third Amendment to the Rights Agreement (the “Third Amendment”). The Third Amendment modified the Final Expiration Date (as defined in the Rights Agreement) to be June 30, 2023.

16. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

A major supplier of SWU to the Company is the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”). Under a 2011 agreement with TENEX, as amended, (the “TENEX Supply Contract”), the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX under the agreement is subject to quotas and other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to implement the TENEX Supply Contract is vulnerable to any new sanctions or restrictions that might be imposed by Russia, the United States, or other countries in the future, including as a result of the war in Ukraine.

The TENEX Supply Contract originally was signed with commitments through 2022 but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2021. If the Company exercises this right to reschedule in full during the remaining years of the contract’s original term, the Company will have a rescheduled post-2022 purchase commitment that could extend through 2028.

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

In 1993, the United States Enrichment Corporation, at that time a wholly-owned government corporation (“USEC-Government”), entered into a lease for the Paducah and Portsmouth Gaseous Diffusion Plants (collectively, the “GDPs”) with the U.S. Department of Energy (“DOE”). As part of that lease, DOE and USEC-Government also entered into a memorandum of understanding (“Power MOU”) regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became the United States Enrichment Corporation, now a principal subsidiary of the Company (“Enrichment Corp.”). Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp. and Enrichment Corp. was given the right to purchase power from DOE. The Paducah GDP was shut down in 2013 and deleased by Enrichment Corp. in 2014. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to be decontaminated and decommissioned (D&D). According to DOE, the power purchase agreement with Electric Energy Inc. (“EEI”) requires DOE to pay for a portion of the D&D costs of the Joppa power plant and DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. The Company is assessing DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. The Company has not formed an opinion on the merits nor is it able to estimate the potential liability, if any, and no expense or liability has been accrued.

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

On January 13, 2021, the Company and DOE reached a tentative agreement to settle the litigation. The settlement was subject to the approval by DOE, the U.S. Department of Justice, the Company’s Board of Directors, and the Court. On September 7, 2021, after the final approvals for the settlement were received, the settlement agreement was signed by the parties. Under the terms of the settlement agreement, DOE paid the Company $43.5 million, of which $33.8 million was contributed to the pension plan in September 2021 for Enrichment Corp. and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. After receiving payment, at the Company’s request the case was dismissed. The payment of $43.5 million is included in revenue of the technical solutions segment for the year ended December 31, 2021.

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

On November 27, 2019, the Company, Enrichment Corp. and six other DOE contractors who have operated facilities at the Portsmouth GDP site were named as defendants in a class action complaint filed by James Matthews, Jennifer Brownfield Clark, Joanne Ross, the Estate of A.R., and others similarly situated (the “Matthews Plaintiffs”), in the Common Pleas Court of Pike County, Ohio. On January 3, 2020, the complaint was removed to the U.S. District Court in the Southern District of Ohio for adjudication. The complaint sought injunctive relief, compensatory damages, statutory damages, and any other relief allowed by law for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The Matthews Plaintiffs expressly contended that the ongoing and continuous releases that injured the Plaintiffs and class members were not “nuclear incidents” as that term is defined in the Price-Anderson Act, but rather “freestanding state law claims concerning traditional-style state regulation.” On July 27, 2020, the court granted the Company, Enrichment Corp. and the other defendants’ motion to dismiss the complaint because the Matthews Plaintiffs had opted not to proceed under the Price-Anderson Act which preempts state law. On August 18, 2020, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. On October 6, 2021, the U.S. Court of Appeals for the Sixth Circuit affirmed the lower court’s decision and dismissed the case. The Plaintiffs did not file a petition for certiorari with the U.S. Supreme Court; the Plaintiffs had to file such a petition by January 4, 2022 for the U.S. Supreme Court, and therefore, the lower court’s decision to dismiss the case is final.

On September 3, 2020, the Company, Enrichment Corp., nine other DOE contractors who have operated facilities at the Portsmouth GDP site and eleven individuals in their personal capacity some of whom are current and former DOE employees were named as defendants (“Walburn Defendants”) in a class action complaint filed by Jeffrey Walburn, Charles O. Lawson Jr., Kimberly M. Lawson, James A. Brogdon, Stephen Patrick Spriggs, Donald Slone, Vicki P. Slone, Victoria Slone Moore, Toni West, Carl R. Hartley, Heather R. Hartley, Vina Colley, Antony Preston, David B. Rose, Michael E. Groves, George W. Clark, Estate of Kathy Sue Brogdon (deceased), Estate of Jay Paul Brogdon (deceased), and Jon Doe(s), and Jane Doe(s), on behalf of themselves and all similarly situated individuals (“Walburn Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint alleged that the named defendants conspired and concealed nuclear incidents in violation of the Price-Anderson Act, the Racketeer Influenced and Corrupt Organization Act and other state claims. The complainants sought damages and equitable and injunctive relief arising from economic losses, property losses, and non-economic damages resulting from toxic and radioactive releases from the Portsmouth GDP. On November 20, 2020, the Walburn Plaintiffs filed an amended complaint to add two individuals to the complaint as defendants in their individual capacity. One of those individuals was Daniel Poneman, Centrus’ Chief Executive Officer. In the 78-page complaint, Mr. Poneman was referenced only twice, without any cited allegations against him; once in the caption and once referencing his position at the Company. The Company has notified its insurance carrier regarding the claim. On February 11, 2021, the Walburn Plaintiffs amended their complaint for a second time to replace two corporate defendants with two others (one of whom was a contractor to Enrichment Corp. and also to its predecessor prior to its privatization in 1998 and the other a former DOE contractor) and removed four named individual defendants from the complaint. On March 2, 2021, Walburn Defendants filed their motion to dismiss. On July 14, 2021, the court put the case on hold until November 11, 2021, to give the Plaintiffs the opportunity to retain new counsel. The court conditionally granted the Plaintiffs’ local counsel’s request to withdraw as counsel and terminated the representation of the two other co-counsel. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions. On November 11, 2021, Plaintiffs filed a notice of voluntary dismissal without prejudice.

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

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) (“AOCI”) relates to activity in the accounting for pension and postretirement health and life benefit plans. The amortization of prior service costs (credits) is reclassified from AOCI and included in the computation of net periodic benefit cost. For further details, refer to Note 11, Pension and Postretirement Health and Life Benefits.

18. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue by customer location, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Year Ended December 31,
	2021	2020
United States	$220.5	$171.7
Foreign:
Belgium	36.6	35.8
Japan	34.6	23.4
Other	6.6	16.3
Total foreign	77.8	75.5
Total revenue	$298.3	$247.2
* less than 10%

The U.S. government and its contractors, in the Company’s technical solutions segment, represented approximately 38% of total revenue in 2021 and 21% in 2020.

The ten largest customers in the Company’s LEU segment represented approximately 57% of total revenue in 2021. Revenue from each of Synatom and Kyushu Electric Power Company represented approximately 12% of total revenue in 2021.

In 2020, the ten largest customers in the Company’s LEU segment represented approximately 71% of total revenue in 2020. Revenue from Synatom, Energy Harbor Nuclear Corp. and Dominion Energy South Carolina represented approximately 14%, 13% and 10%, respectively, of total revenue in 2020.

No other customer represented more than 10% of total revenue in 2021 or 2020.

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

The following table presents the Company’s segment information (in millions):

	Year Ended December 31,
	2021	2020
Revenue
LEU segment:
Separative work units	$163.3	$151.5
Uranium	22.8	39.0
Total	186.1	190.5
Technical solutions segment	112.2	56.7
Total revenue	$298.3	$247.2

Segment Gross Profit (Loss)
LEU segment	$73.0	$97.8
Technical solutions segment	41.5	(0.2)
Gross profit	$114.5	$97.6

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the consolidated balance sheet, were located in the United States as of December 31, 2021, and December 31, 2020.