Form 10-Q
period 2022-03-31
CENTRUS ENERGY CORP
filed 2022-05-06
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐     No ☒
As of May 1, 2022, there were 13,769,384 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the novel coronavirus (“COVID-19”) pandemic and subsequent variants, and any worsening of the global business and economic environment as a result; risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures that could impact our ability to obtain or sell low enriched uranium (“LEU”) under our existing supply contract with the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”); risks related to the refusal of TENEX to deliver LEU to us if TENEX is unable to identify an unsanctioned bank to which we can send payments for the separative work units (“SWU”) contained in the LEU, or to make other payments under our supply contract with TENEX; risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; risks related to financial difficulties experienced by customers or suppliers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; risks related to pandemics and other health crises, the impact and potential extended duration of the current supply/demand imbalance in the market for LEU; risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements including those imposed under the 1992 Russian Suspension Agreement as amended, international trade legislation and other international trade restrictions; risks related to existing or new trade barriers and contract terms that limit our ability to procure LEU for, or deliver LEU to customers; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; risks related to the movement and timing of customer orders; risks related to our dependence on others, such as our transporters, for deliveries of LEU including deliveries from TENEX, under our commercial supply agreement with TENEX and deliveries under our long-term commercial supply agreement with Orano Cycle (“Orano”); risks associated with our reliance on third-party suppliers to provide essential products and services to us; risks related to the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned; risks that our ability to compete in foreign markets may be limited for various reasons; risks related to the fact that our revenue is largely dependent on our largest customers; risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability; risks related to whether or when government funding or demand for high-assay low-enriched uranium (“HALEU”) for government or commercial uses will materialize; risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology; risks related to (i) our ability to perform and absorb costs under our agreement with the U.S. Department of Energy (“DOE”) to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors (the “HALEU Contract”), (ii) to obtain contracts and funding to be able to continue operations and (iii) our ability to obtain and/or perform under other agreements; risks that (i) we may not obtain the full benefit of the HALEU Contract and may not be able to operate the HALEU enrichment facility to produce HALEU after the completion of the existing HALEU Contract or (ii) the HALEU enrichment facility may not be available to us as a future source of supply; risks related to uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks related to the potential for further demobilization or termination of our American Centrifuge work; risks that we will not be able to timely complete the work that we are obligated to perform; risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Contract, including the risk that costs could be higher than expected; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; risks related to the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the Company’s capital concentration; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks related to the limited trading markets in our securities; risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks that a small number of holders of our Class A Common Stock, par value $0.10 per share (“Class A Common Stock”) (whose interests may not be aligned with other holders of our Class A Common Stock), may exert significant influence over the direction of the Company; risks related to (i) the use of our net operating losses (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and (ii) our ability to generate taxable income to utilize all or a portion of the NOLs and NUBILs prior to the expiration thereof; failures or security breaches of our information technology systems; risks related to our ability to attract and retain key personnel; risks related to the potential for the DOE to seek to terminate or exercise its remedies under its agreements with the Company; risks related to actions, including reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contract obligations or the ability of our sources of supply to perform under their contract obligations to us; risks related to our ability to perform and receive timely payment under agreements with the DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits; risks related to changes or termination of agreements with the U.S. government or other counterparties; risks related to the competitive environment for our products and services; risks related to changes in the nuclear energy industry; risks related to the competitive bidding process associated with obtaining contracts, including government contracts; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; risks related to potential strategic transactions that could be difficult to implement, disrupt our business or change our business profile significantly; risks related to the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); risks related to the impact of government regulation and policies including by the DOE and the U.S. Nuclear Regulatory Commission; risks of accidents during the transportation, handling or processing of hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations; risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, gaseous diffusion plants; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission (“SEC”), including under Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and under Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q.

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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$168.5	$193.8
Accounts receivable	12.5	29.1
Inventories	89.4	91.1
Deferred costs associated with deferred revenue	143.3	143.3
Other current assets	9.4	8.6
Total current assets	423.1	465.9
Property, plant and equipment, net of accumulated depreciation of $3.1 million as of March 31, 2022 and $3.0 million as of December 31, 2021	5.5	5.3
Deposits for financial assurance	12.2	2.8
Intangible assets, net	53.6	54.7
Deferred tax assets	41.2	41.4
Other long-term assets	2.0	2.3
Total assets	$537.6	$572.4

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$33.7	$37.8
Payables under inventory purchase agreements	9.6	37.9
Inventories owed to customers and suppliers	0.3	8.4
Deferred revenue and advances from customers	302.8	303.1
Current debt	6.1	6.1
Total current liabilities	352.5	393.3
Long-term debt	98.8	101.8
Postretirement health and life benefit obligations	113.5	114.9
Pension benefit liabilities	19.6	23.1
Advances from customers	45.1	45.1
Long-term inventory loan	31.8	22.4
Other long-term liabilities	9.3	13.7
Total liabilities	670.6	714.3
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 13,757,384 and 13,649,933 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1.4	1.4
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of March 31, 2022 and December 31, 2021	0.1	0.1
Excess of capital over par value	150.1	140.7
Accumulated deficit	(285.0)	(284.6)
Accumulated other comprehensive income, net of tax	0.4	0.5
Total stockholders’ deficit	(133.0)	(141.9)
Total liabilities and stockholders’ deficit	$537.6	$572.4

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Separative work units	$12.8	$38.1
Uranium	4.9	—
Technical solutions	17.6	17.5
Total revenue	35.3	55.6
Cost of Sales:
Separative work units and uranium	14.8	25.4
Technical solutions	14.2	18.5
Total cost of sales	29.0	43.9
Gross profit	6.3	11.7
Advanced technology costs	1.1	0.5
Selling, general and administrative	7.5	8.2
Amortization of intangible assets	1.1	2.1
Operating income (loss)	(3.4)	0.9
Nonoperating components of net periodic benefit income	(3.3)	(4.3)
Income (loss) before income taxes	(0.1)	5.2
Income tax expense	0.3	0.1
Net income (loss) and comprehensive income (loss)	(0.4)	5.1
Preferred stock dividends - undeclared and cumulative	—	0.7
Distributed earnings allocable to retired preferred shares	—	6.6
Net loss allocable to common stockholders	$(0.4)	$(2.2)

Net loss per share:
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)
Average number of common shares outstanding (in thousands):
Basic	14,547	12,818
Diluted	14,547	12,818

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2022	2021
OPERATING
Net income (loss)	$(0.4)	$5.1
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1.3	2.2
Accrued loss on long-term contract	(0.5)	(2.0)
Deferred tax assets	0.3	—
Equity related compensation	0.5	—
Changes in operating assets and liabilities:
Accounts receivable	16.6	14.2
Inventories	11.1	(18.7)
Inventories owed to customers and suppliers	(8.1)	8.4
Accounts payable and other liabilities	1.2	6.6
Payables under inventory purchase agreements	(28.3)	(4.4)
Deferred revenue and advances from customers, net of deferred costs	(0.3)	(12.5)
Pension and postretirement benefit liabilities	(5.1)	(7.4)
Other, net	(0.9)	—
Cash used in operating activities	(12.6)	(8.5)

INVESTING
Capital expenditures	(0.1)	(0.4)
Cash used in investing activities	(0.1)	(0.4)

FINANCING
Proceeds from the issuance of common stock, net	—	23.2
Exercise of stock options	0.2	0.2
Payment of interest classified as debt	(3.1)	(3.1)
Other	(0.3)	(0.1)
Cash provided by (used in) financing activities	(3.2)	20.2

Increase (decrease) in cash, cash equivalents and restricted cash	(15.9)	11.3
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	196.8	157.9
Cash, cash equivalents and restricted cash, end of period (Note 3)	$180.9	$169.2

Non-cash activities:
Common stock and warrant issued in exchange for preferred stock	$—	$7.5
Reclassification of stock-based compensation liability to equity	$10.6	$7.5
Property, plant and equipment included in accounts payable and accrued liabilities	$0.2	$0.1
Equity issuance costs included in accounts payable and accrued liabilities	$—	$0.4
Shares withheld for employee taxes	$1.9	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)
Net income for the three months ended March 31, 2021	—	—	—	—	5.1	—	5.1
Issuance of common stock	—	0.1	—	23.7	—	—	23.8
Receivable from issuance of stock	—	—	—	(0.7)	—	—	(0.7)
Exchange of preferred stock for common stock and common stock warrant	—	—	—	7.5	(7.6)	—	(0.1)
Reclassification of stock-based compensation liability to equity	—	—	—	7.5	—	—	7.5
Issuance and amortization of restricted stock units and stock options	—	—	—	0.3	—	(0.1)	0.2
Balance at March 31, 2021	$0.1	$1.2	$0.1	$123.3	$(410.2)	$0.7	$(284.8)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2021	$—	$1.4	$0.1	$140.7	$(284.6)	$0.5	$(141.9)
Net loss for the three months ended March 31, 2022	—	—	—	—	(0.4)	—	(0.4)
Options exercised	—	—	—	0.2	—	—	0.2
Reclassification of stock-based compensation liability to equity	—	—	—	10.6	—	—	10.6
Shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2022	$—	$1.4	$0.1	$150.1	$(285.0)	$0.4	$(133.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of March 31, 2022, and for the three months ended March 31, 2022, and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated balance sheet as of December 31, 2021, was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three months ended March 31, 2022, and 2021, are insignificant.

Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2021.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. There has not been a material change to the Company’s accounting policies since that report.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended March 31,
	2022	2021
United States	$12.6	$9.6
Foreign	5.1	28.5
Revenue - SWU and uranium	$17.7	$38.1

Refer to Note 12, Segment Information, for disaggregation of revenue by segment. SWU sales are made primarily to electric utility customers and uranium sales are made primarily to other nuclear fuel related companies. Technical solutions revenue resulted primarily from services provided to the government and its contractors. SWU and uranium revenue is recognized at point of sale and technical solutions revenue is generally recognized over time.

Accounts Receivable

	March 31, 2022	December 31, 2021
	($ millions)
Accounts receivable:
Billed	$5.3	$23.1
Unbilled *	7.2	6.0
Accounts receivable	$12.5	$29.1

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	March 31, 2022	December 31, 2021	Year-To-Date Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$—	$0.5	$(0.5)
Deferred revenue - current	$287.8	$288.1	$(0.3)
Advances from customers - current	$15.0	$15.0	$—
Advances from customers - noncurrent	$45.1	$45.1	$—

Previously deferred sales recognized in revenue totaled $0.3 million and $28.5 million in the three months ended March 31, 2022 and 2021, respectively.

LEU Segment

The SWU component of low-enriched uranium (“LEU”) typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales generally are shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU segment (“order book”) extends to 2029. As of March 31, 2022, the order book was approximately $1.0 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $0.3 billion of Deferred Revenue and Advances from Customers. As of December 31, 2021, the order book was approximately $1.0 billion.

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

On October 31, 2019, the Company signed a cost-share contract with the U.S. Department of Energy (“DOE”) (the “HALEU Contract”) to deploy a cascade of centrifuges to demonstrate production of high-assay, low-enriched uranium (“HALEU”) for advanced reactors. HALEU is a component of an advanced nuclear reactor fuel that is not commercially available today and may be required for a number of advanced reactor and fuel designs currently under development in both the commercial and government sectors. The program has been under way since May 31, 2019, when the Company and DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized.

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract, up to a maximum of $115.0 million which was increased to $130.0 million as of March 31, 2022. In addition, on April 7, 2022, the Company received a $12.0 million modification to increase the total contract funding to $142.0 million. In April 2022, the HALEU Contract was modified to extend the period of performance to November 30, 2022 with authorization to work through August 31, 2022. The Company’s cost share is the corresponding 20% and any costs the Company elects to incur above these amounts. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The impact to Cost of Sales in the three months ended March 31, 2022 and 2021 is $0.5 million and $2.0 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of March 31, 2022, a total of $19.6 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities is $0. The Company has received aggregate cash payments under the HALEU Contract of $132.3 million through March 31, 2022.

Additional COVID-19-related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to the estimate of the costs required to complete the HALEU Contract, as well as delay completion of the contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional costs have been accrued as of March 31, 2022. If DOE does not commit to fully fund the additional costs, and the Company commits to a plan to complete the demonstration cascade and produce HALEU, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the unaudited consolidated balance sheet to amounts on the unaudited consolidated statement of cash flows (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$168.5	$193.8
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	12.2	2.8
Total cash, cash equivalents and restricted cash	$180.9	$196.8

(a) Deposits for financial assurance - current is included within Other Current Assets in the unaudited Consolidated Balance Sheets.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	March 31, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loan	$—	$9.4	$—	$—
Workers Compensation	—	2.6	—	2.6
Other	0.2	0.2	0.2	0.2
Total deposits for financial assurance	$0.2	$12.2	$0.2	$2.8

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by Centrus. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance. In March 2022, the Company entered into an inventory loan which required a cash deposit into an escrow fund. See Note 4, Inventories.

4. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	March 31, 2022			December 31, 2021
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$11.3	$—	$11.3	$8.8	$—	$8.8
Uranium	78.1	0.3	77.8	82.3	8.4	73.9
Total	$89.4	$0.3	$89.1	$91.1	$8.4	$82.7

(a)Inventories owed to customers and suppliers, included in current liabilities, include SWU and uranium inventories owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. There were no valuation adjustments in the three months ended March 31, 2022 and 2021.

The Company may also borrow SWU from customers or suppliers, in which case the Company will record the SWU and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March 2022 the Company borrowed SWU, valued at $9.4 million, and recorded the inventory and related liability based on the anticipated sourcing of inventory for repayment. At March 31, 2022 and December 31, 2021, the total liability of borrowed inventory reported in Long-Term Inventory Loan is $31.8 million and $22.4 million, respectively.

5. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014, and reflect the conditions at that time. The intangible asset related to the Company’s sales order book is amortized as the order book existing at emergence is reduced, principally as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the unaudited consolidated statements of operations. Intangible asset balances are as follows (in millions):

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$35.5	$19.1	$54.6	$35.5	$19.1
Customer relationships	68.9	34.4	34.5	68.9	33.3	35.6
Total	$123.5	$69.9	$53.6	$123.5	$68.8	$54.7

6. DEBT

A summary of debt is as follows (in millions):

		March 31, 2022		December 31, 2021
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	24.5	6.1	27.5
Total		$6.1	$98.8	$6.1	$101.8

Interest on the Company’s 8.25% notes (the “8.25% Notes”) maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. As shown in the table above, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of March 31, 2022, and December 31, 2021, $6.1 million of interest was recorded as current and classified as Current Debt in the unaudited consolidated balance sheet. Additional terms and conditions of the 8.25% Notes are described in Note 8, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Level 3 assets include investments with unobservable inputs, such as third party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	March 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$168.5	$—	$—	$168.5	$193.8	$—	$—	$193.8
Deferred compensation asset (a)	3.0	—	—	3.0	3.2	—	—	3.2

Liabilities:
Deferred compensation obligation (a)	$3.0	$—	$—	$3.0	$3.2	$—	$—	$3.2

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

Other Financial Instruments

As of March 31, 2022, and December 31, 2021, the balance sheet carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	March 31, 2022			December 31, 2021
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$104.9	(b)	$73.7	$107.9	(b)	$74.3
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Service costs	$0.7	$0.8
Interest costs	4.8	4.5
Amortization of prior service costs (credits), net	—	(0.1)
Expected return on plan assets (gains)	(8.9)	(9.6)
Net periodic benefit (credits)	$(3.4)	$(4.4)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended March 31,
	2022	2021
Interest costs	$0.9	$0.9
Net periodic benefit costs	$0.9	$0.9

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Expense (Income).

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income (loss) per share, the number of shares is increased by the weighted average number of potential shares related to stock compensation awards. No dilutive effect is recognized in a period in which a net loss has occurred.
On February 2, 2021, the Company completed the exchange of 3,873 shares of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”) for (i) 231,276 shares of Class A Common Stock and (ii) a warrant to purchase 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, for an aggregate valuation of approximately $7.5 million. Refer to Note 10 - Stockholders’ Equity.
The aggregate valuation of approximately $7.5 million, less accrued but unpaid dividends attributable to the acquired and retired shares of Preferred Stock, was considered for purposes of Net Income (Loss) per Share for the three months ended March 31, 2021 to be a deemed dividend in the aggregate amount equal to the amount by which it exceeded the carrying value of the Preferred Stock on the Balance Sheet of $6.6 million.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income per share are as follows:

	Three Months Ended March 31,
	2022	2021
Numerator (in millions):
Net income (loss)	$(0.4)	$5.1
Less: Preferred stock dividends - undeclared and cumulative	—	0.7
Less: Distributed earnings allocable to retired preferred shares	—	6.6
Net loss allocable to common stockholders	$(0.4)	$(2.2)

Denominator (in thousands):
Average common shares outstanding - basic	14,547	12,818
Potentially dilutive shares related to stock options and restricted stock units (a)	—	—
Average common shares outstanding - diluted	14,547	12,818

Net loss per share (in dollars):
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)

(a) Common stock equivalents excluded from the diluted calculation as a result of a net loss in the period (in thousands)	370	378

10. STOCKHOLDERS’ EQUITY

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

The Company and Kulayba LLC also entered into an Exchange Agreement, dated February 2, 2021 (the “Exchange Agreement”), pursuant to which Kulayba LLC agreed to exchange (the “Exchange”) 3,873 shares of Preferred Stock, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Class A Common Stock priced at the closing market price of $21.62 on the date of the Exchange Agreement and (ii) a Centrus Energy Corp. Warrant to Purchase Class A Common Stock (the “Warrant”), exercisable for 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date of the Exchange Agreement, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant is exercisable by Kulayba LLC, unless terminated as provided in the Warrant, or the first to occur: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant) which results in the stockholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

Awards under Executive Incentive Plan

Notional stock units are a component of the 2019 Executive Incentive Plan for participating executives for the three-year period ending December 31, 2021. The plan payouts were settled in Class A Common Stock in April 2021 and March 2022. In April 2020, notional stock units and stock appreciation rights were granted to participating executives with a vesting period ending in April 2023.

Prior to 2022, these awards were determined to be likely settled in cash, and thus compensation cost for the notional stock units and stock appreciation rights were re-measured each reporting period based on the trading price of the Company’s Class A Common Stock and the cumulative vested costs were accrued in Accounts Payable and Accrued Liabilities or Other Long-Term Liabilities. A portion of the April 2021 interim payment related to the 2019 grants referenced above was paid in shares of the Company’s Class A Common Stock at the discretion of the Board of Directors. The related obligation of $7.5 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2021 based on the market share price at the time of the Board’s decision. In the second quarter of 2021, the Company withheld $2.4 million of shares to fund the grantee tax withholding obligation relating to the April 2021 interim payment.

In September 2021, notional stock units and stock appreciation rights were granted to participating executives with a vesting period ending in April 2024. The September 2021 awards are payable in shares of the Company’s Class A Common Stock and the grant-date value is included in Excess of Capital Over Par Value as amortized over the vesting period.

In February 2022, the Compensation Nominating and Governance Committee of the Board of Directors determined that remaining notional stock units granted in 2019 and 2020 would be paid in shares of the Company’s Class A Common Stock. The related obligation of $10.6 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2022 based on the market share price at the time of the Board’s decision. In the first quarter of 2022, the Company withheld $1.9 million of shares that vested during the period for the purpose of funding the grantees’ tax withholding obligations under the terms of the stock-based compensation plan.

11. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

The Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”), is a major supplier of SWU to the Company. Under a 2011 agreement with TENEX, as amended, (the “TENEX Supply Contract”), the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX is subject to quotas and other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to perform under the TENEX Supply Contract is vulnerable to any new sanctions or restrictions that might be imposed by Russia, the United States, or other countries in the future, including as a result of the war in Ukraine, as well as demands from customers who may object to receiving Russian LEU or SWU.

The TENEX Supply Contract originally was signed with commitments through 2022 but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2021, and expects to do so in 2022. If the Company exercises this right to reschedule in full during the remaining years of the contract, the Company will have a rescheduled post-2022 purchase commitment that could extend through 2028.

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

Orano

In 2018, the Company entered into an agreement (the “Orano Supply Agreement”) with the French company Orano Cycle for the long-term supply to the Company of SWU contained in LEU. The Orano Supply Agreement subsequently was assigned by Orano Cycle to its affiliate, Orano CE (“Orano”). Under the Orano Supply Agreement, as amended, the supply of SWU commenced in 2020 and extends to 2028. The Company has the option to extend the supply period for an additional two years. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings.

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

In 1993, the United States Enrichment Corporation, at that time a wholly owned government corporation (“USEC-Government”), entered into a lease for the Paducah and Portsmouth Gaseous Diffusion Plants (collectively, the “GDPs”) with the DOE. As part of that lease, DOE and USEC-Government also entered into a memorandum of understanding (“Power MOU”) regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became the United States Enrichment Corporation, now a principal subsidiary of the Company (“Enrichment Corp.”). Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp. and Enrichment Corp. was given the right to purchase power from DOE. The Paducah Gaseous Diffusion Plant (“Paducah GDP”) was shut down in 2013 and deleased by Enrichment Corp. in 2014. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to be decontaminated and decommissioned (“D&D”). According to DOE, the power purchase agreement with Electric Energy Inc. (“EEI”) requires DOE to pay for a portion of the D&D costs of the Joppa power plant and DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. The Company is assessing DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. The Company has not formed an opinion on the merits nor is it able to estimate the potential liability, if any, and no expense or liability has been accrued.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio ( “Portsmouth GDP”) (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint to include Price-Anderson Act and eight other state law claims. On May 24, 2021, the Company, Enrichment Corp., and the other defendants filed their motion to dismiss the complaint. On March 31, 2022, the court granted our motion in part by dismissing claims brought on behalf of the minor children but allowed the other claims to proceed. As such, the discovery stage of litigation is continuing. On April 28, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the 4th amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”). The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, other than the above, Centrus does not believe that the outcome of any of these legal matters, individually and in the aggregate, will have a material adverse effect on its cash flows, results of operations, or consolidated financial condition.

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended March 31,
	2022	2021
Revenue
LEU segment:
Separative work units	$12.8	$38.1
Uranium	4.9	—
Total	17.7	38.1
Technical solutions segment	17.6	17.5
Total revenue	$35.3	$55.6

Segment Gross Profit (Loss)
LEU segment	$2.9	$12.7
Technical solutions segment	3.4	(1.0)
Gross profit	$6.3	$11.7

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended March 31, 2022, three customers in the LEU segment individually represented $6.9 million, $5.6 million, and $4.9 million of revenue, and two customers in the technical solutions segment individually represented $11.8 million and $4.4 million of revenue.

In the three months ended March 31, 2021, two customers in the LEU segment individually represented $28.5 million and $9.5 million of revenue and one customer in the technical solutions segment represented $15.6 million of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited consolidated financial statements and related notes appearing elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social and market uncertainty created by, among other things, the COVID-19 pandemic, including emerging variants, and the war in Ukraine. See “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Centrus Energy Corp., a Delaware corporation (“Centrus,” the “Company”, “we” or “us”), is a trusted supplier of nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly-owned subsidiaries as well as the predecessor to Centrus, unless the context indicates otherwise.

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

Our global order book includes medium and long-term sales contracts with major utilities and other customers to 2029. We have secured cost-competitive supplies of SWU under medium and long-term contracts through the end of this decade to help us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019, when market prices for SWU were near historic lows, which has significantly lowered our cost of sales and contributed to improved margins. As of December 31, 2021, spot price indicators for SWU were at $56, approximately a 65% increase since bottoming out at $34 in August 2018.

In the first quarter of 2022, the spot price indicators for SWU rose to $80 which is an increase of 43% in a single quarter. This sudden surge in the spot price indicators for SWU is due to the volatility of the situation in Europe, and the dependency of the global economy on energy. The recent actions of Russian military forces in Ukraine have escalated tensions between Russia and the U.S. and Europe. As a result, the U.S. has imposed, and may continue imposing additional, financial and economic sanctions and export controls against certain Russian organizations and/or individuals. While sanctions imposed to date do not preclude imports of Russian uranium products, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, which could have a negative material impact on our business. Further, even if sanctions or other restrictions are not imposed, the current events in Ukraine could impact our ability to make future sales. For example, customers may be unwilling to accept material we purchase from TENEX. Further, since a portion of the price paid under the supply contract is based on commodity indices, an increase or decrease in market prices will have a corresponding impact on our cost of sales.

In the years following the 2011 Fukushima accident in Japan, the published market prices for uranium enrichment declined more than 75% through mid-2018. While the monthly price indicators have since increased, the price levels are still below the prices before the Fukushima disaster. When Russian supply is included, the uranium enrichment segment of the nuclear fuel market is oversupplied, but without Russian supply, the global market is undersupplied for uranium enrichment. Changes in the supply-demand balance and in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Our technical solutions segment is dedicated to the restoration of America’s domestic uranium enrichment capability to play a critical role in meeting U.S. national security and energy security requirements, and advancing America’s nonproliferation and climate objectives. Our technical solutions segment is also focused on repairing broken and vulnerable supply chains, providing clean energy jobs and supporting the communities in which we operate. Our goal is to deliver the next-generation nuclear fuels that will power the future of nuclear energy as it provides reliable carbon-free power around the world.

The United States has not had a domestic uranium enrichment capability suitable to meet U.S. national security requirements since the aging Paducah Gaseous Diffusion Plant (“Paducah GDP”) shut down in 2013. Longstanding U.S. policy and binding nonproliferation agreements prohibit the use of foreign-origin enrichment technology for U.S. national security missions. Our AC100M centrifuge is currently the only deployment-ready U.S. uranium enrichment technology in the United States that can meet these national security requirements.

Centrus is working to pioneer U.S. production of High-Assay, Low-Enriched Uranium (“HALEU”), enabling the deployment of a new generation of HALEU-fueled reactors to meet the world’s growing need for carbon-free power. HALEU is a high-performance nuclear fuel component that is expected to be required by a number of advanced reactor and fuel designs, which are now under development for commercial and government uses. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU is further enriched so that the uranium-235 concentration is between 5% and 20%. The higher U-235 concentration offers a number of potential advantages, which may include better fuel utilization, improved performance, fewer refueling outages, simpler reactor designs, reduced waste volumes, and greater nonproliferation resistance.

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

Under a three-year contract with DOE that began in 2019, Centrus has been constructing a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The DOE has experienced a COVID-19 related supply chain delay in obtaining the HALEU storage cylinders it was supposed to provide under the contract. Since it is not possible to begin HALEU production without the storage cylinders, it would not be possible to complete the operational portion of the HALEU demonstration under the existing HALEU Contract, which in April

2022, was extended to November 30, 2022, with authorization to work through August 31, 2022. As a result, the DOE elected to change the scope of the HALEU Contract and move the operational portion of the demonstration to a new, competitively-awarded contract that would provide for operations beyond the term of the existing HALEU Contract. On February 7, 2022, DOE issued a pre-solicitation notice for a request for proposal to complete the HALEU demonstration facility and to produce HALEU, noting that the “the Administration supports longer-term demonstration of production capability.” The pre-solicitation notice outlines a two-phase approach. Phase 1 consists of completing installation of the centrifuges, which DOE expects will take up to one year from contract signing, followed by one full year of cascade operations. The second phase consists of three optional, three-year extensions to produce HALEU, so that the prospective contract could help support a total of one to ten years of cascade operations in addition to completing construction and centrifuge installation.

Centrus believes it is well-positioned to compete for the follow-on contract to operate the machines in Piketon but there is no assurance that DOE will award such contract to the Company. DOE has not yet issued a Request for Proposals on the operations contract, but in the interim has continued to fund the existing contract and has incrementally increased the government’s cost share ceiling under the HALEU Contract as funds have become available. Currently, DOE has provided additional funding, and increased the government’s cost share ceiling to $142.0 million.

Additional COVID-19-related impacts, delays in DOE’s furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the existing HALEU Contract, as well as delay completion of the contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional loss has been accrued as of March 31, 2022. If the DOE does not commit to fully fund the additional costs, and the Company nevertheless commits to a plan to complete the demonstration cascade and produce HALEU, we will incur costs or losses in future periods that, if material, could have an adverse impact on our financial condition and liquidity.

We believe our investment in the HALEU technology will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels. At present, there are a number of advanced reactors under development that would use HALEU fuel. For example, of the ten advanced reactor designs selected by the DOE for its Advanced Reactor Demonstration Program, nine will require HALEU. In addition, the first non-light water reactor to have begun active NRC-license review requires HALEU. The U.S. Department of Defense also plans to construct a prototype HALEU-fueled mobile microreactor in the next three to four years as part of a program called “Project Pele.” The U.S. Air Force also announced plans to deploy a microreactor at Eielson Air Force Base in Alaska that uses HALEU fuel. While the use of HALEU is not an express requirement of the Air Force program, the vast majority of microreactor designs are expected to need HALEU.

Advanced nuclear reactors promise to provide an important source of reliable carbon-free power. By investing in HALEU technology now, and as the only American-based company with an NRC license currently pursuing HALEU enrichment capability, we believe the Company is well positioned to capitalize on a potential new market as the demand for HALEU-based fuels is expected to increase in the mid- to late-2020s with the development of advanced reactors. However, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. Also, foreign government-owned, government-operated, and other new competitors could seek to enter the market and offer HALEU at more competitive prices. There is one known foreign government-owned source which currently has the capability to produce HALEU, although this source is currently subject to trade restrictions that limit the amount of material from this source which may be imported into the United States with more restrictions currently being proposed by some in the U.S. Congress. Other foreign government-owned entities which are not currently subject to U.S. trade restrictions, however, may enter the market. One such foreign-government owned entity has expressed an interest in and potential capability for HALEU production but has not committed publicly to enter the market to enrich above 10%

uranium-235 enrichment assays. This entity has indicated publicly that it would take six to seven years to be able to produce HALEU.

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

COVID-19 Update

The Company has taken actions to protect its workforce and to maintain critical operations during the COVID-19 pandemic. Travel, operational, and other restrictions imposed by the U.S. and foreign governments may impact our ability to make future sales and may impact the ability of our suppliers, including our suppliers of low enriched uranium, to perform under their contracts. As of the date of this filing, our LEU segment operations have not been materially affected by the COVID-19 pandemic and we continue to work with our suppliers, fabricators, and customers to monitor the situation closely, including with respect to the impact of emerging variants. However, over the course of the HALEU Contract, our technical solutions segment has been impacted by supply chain disruptions and increased costs as a result of the pandemic.

Further, the governments of states and counties in which we operate have from time to time issued orders imposing various restrictions, including prohibiting holding gatherings and closing nonessential businesses. Some of these restrictions remain in place and we continue to monitor and adjust as necessary. The Company has issued a policy requiring vaccinations subject to medical, religious, and other exemptions as required by law. In some cases, state laws preclude us from fully implementing our vaccination policy. The Company has also continued other measures to protect its workforce such as expanded telework to protect its workforce, to comply with government orders, and to maintain critical operations. We are working closely with DOE and we are continuing to make progress while implementing measures to protect our workforce. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the HALEU project. We are experiencing delays by our suppliers and increased costs from them as a result of the impact of the COVID-19.

For further discussion, refer to Part I, Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q for the period ending March 31, 2022.

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

According to the World Nuclear Association, as of January 2022, there were 57 reactors under construction worldwide, almost a third of which are in China. The United States, with 93 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from lower cost natural gas resources, until recently as gas prices have been rising, and the expansion of subsidized renewable energy. Eight U.S. reactors have prematurely shut down in recent years and several others could shut down in the next few years. At the same time, there are active efforts to develop, demonstrate, and deploy next generation reactors in the United States, many of which are expected to require HALEU.

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. While ten reactors in Japan have restarted and more are expected to restart, supply and demand dynamics for nuclear fuel continue to be impacted. Due to the war in Ukraine, the European Union is encouraging its member countries to reconsider the early retirement of existing plants in order to reduce reliance on Russian gas imports.

In October 2020, the U.S. Department of Commerce reached agreement with the Russian Federation on an extension of the 1992 Russian Suspension Agreement, a trade agreement which allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to perform under our long-term supply (purchase) agreement (the “TENEX Supply Contract”) with the Russian government entity, TENEX, Joint-Stock Company (“TENEX”). This outcome allowed for sufficient quota for Centrus to continue serving its utility customers.

The war in Ukraine has escalated tensions between Russia and the United States. In response to the war and the actions of Russian forces in Ukraine, the U.S. government and other governments have imposed financial and economic sanctions and export controls against a wide range of Russian organizations and/or individuals, and may impose additional sanctions in the future. Our contract counterparty in Russia is not subject to sanctions as of the date of this filing.

In response to the war in Ukraine, there have been proposals in U.S. Congress and elsewhere to ban imports of uranium that could affect our ability to import LEU in one or more years under the Russian Suspension Agreement but none of these have been adopted as of the date of this filing.

The expanding sanctions imposed by the U.S. Treasury Department’s Office of Foreign Assets Control and foreign governments on the mechanisms used to make payments to Russia have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. Accordingly, we continue to monitor the situation closely and assess the potential impact of any new sanctions and how the impact on the Company might be mitigated.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2022-2026. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Given the current uncertainty and disruption in the market, due to among other things, the war in Ukraine, we are no longer providing guidance on our results of operations for 2022. Please see Forward Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

With respect to our technical solutions segment, work under the HALEU Contract currently remains on schedule but we have been experiencing increased delays from vendors and increased costs due to the continuing COVID-19 pandemic. We are working with DOE to minimize the impacts and to obtain funding for these increased costs. Additional funding commitments from DOE and a contract amendment will be required to complete the project. Refer to Overview above for additional details.

Our order book of sales under contract in the LEU segment extends to 2029. As of March 31, 2022 and December 31, 2021, our order book was approximately $1.0 billion. The order book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $0.3 billion of deferred revenue and advances from customers as of March 31, 2022, whereby customers have made advance payments to be applied against future deliveries. We estimate that approximately 2% of our order book is at risk related to customer operations. These medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions under current contracts such as, the Russian Suspension Agreement, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract as well as the potential for sanctions and other restrictions on trade with Russia or in dealings with Russian persons and entities, in response to the evolving situation regarding the war in Ukraine.

Our future operating results are subject to a number of uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:
•Armed conflicts, including the war in Ukraine, government actions and other events or third-party actions that disrupt supply chains, production, transportation, payments and importation of nuclear materials or other critical supplies or services;
•The potential for sanctions and other measures affecting purchases of SWU or uranium;
•The availability and terms of additional purchases or sales of SWU and uranium;
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
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A, Risk Factors, in this Quarterly Report.

Revenue

We have two reportable segments: the LEU segment and the technical solutions segment.
Revenue from our LEU segment is derived primarily from the following:
•sales of the SWU component of LEU;
•sales of natural uranium, and
•sales of enriched uranium product that include both the natural uranium and SWU components of LEU.

Our technical solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company. This includes the HALEU Contract and a variety of other contracts with public and private sector customers.

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 50% of our total revenue for the three months ended March 31, 2022. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately one-third of revenue from our LEU segment in recent years. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium component of LEU to utilities or where we sell natural uranium to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts.

Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer deliveries is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. Based on customers’ individual needs, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year or in subsequent years. Customer payments for the SWU component of LEU averaged approximately $6.1 million per order in the three months ended March 31, 2022. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the unaudited consolidated financial statements for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and natural uranium. Market prices for SWU and uranium significantly declined from 2011 until mid-2018, when they began to trend upward. More recently, market uncertainty in the wake of the Russian invasion of Ukraine has driven SWU and uranium prices sharply higher. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags behind published price indicators by several years. While newer sales reflect the low prices prevalent in recent years, certain older contracts included in our order book have sales prices that are significantly above current market prices.

Recent proposals to severely limit or cut off suppliers of LEU from Russia have drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 46% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. Without Russian supply it is estimated that demand for enrichment for reactors outside of Russia would far exceed supply, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private or government sources to come on line.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

200
150
100
50
0
$/Unit
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. On occasion, we will accept payment in euros for spot sales that may be subject to short-term exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, nominally commencing in 2023, with prices payable in a combination of U.S. dollars and euros, but with a contract-defined exchange rate.

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

As discussed under the caption Overview, the DOE experienced a COVID-related delay that prevented it from obtaining the HALEU storage cylinders it was to provide under the contract. Since it is not possible to operate the cascade without the cylinders from DOE, it will not be possible to complete the operational portion of the demonstration prior to the November 30, 2022, expiration of the current contract. As a result, DOE changed the scope of the existing contract and indicated that it intends to move the operational portion of the demonstration into a separate, competitively-awarded contract that will allow for a longer period of demonstration and operations. Centrus believes it is well-positioned to compete for a follow-on contract to operate the machines in Piketon but a Request for Proposals has not been issued yet and there is no assurance that DOE will award such a contract to the Company. While we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize. There are also a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market.

Additional COVID-19-related impacts, delays in DOE furnishing equipment, or changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the demonstration cascade and produce HALEU, as well as delay completion of the HALEU Contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional costs have been accrued as of March 31, 2022. If the DOE elects not to provide funding for production and the Company nonetheless commits to a plan to complete the demonstration cascade and produce HALEU, we may incur material additional costs or losses in future periods that could have an adverse impact on our financial condition and liquidity.

Commercial Contracting

Since March of 2018, Centrus has provided design, technical, and resource support for X-energy related to its Tri-Structural Isotropic (“TRISO”) fuel manufacturing process. Currently, work is being performed under a services agreement with X-energy signed in August 2021 to provide services for detailed design of the TRISO fuel fabrication facility and various support services for establishing their TRISO Research and Development Center. X-energy is funded under the current DOE cooperative agreement titled Advanced Reactor Demonstration Program

(“ARDP”). At our discretion, the task orders under the new agreement may include in-kind contributions that we are not currently, but may provide, in the future.

Results of Operations

Segment Information

The following tables present elements of the accompanying unaudited consolidated statements of operations that are categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$12.8	$38.1	$(25.3)	(66)%
Uranium revenue	4.9	—	4.9	n/a
Total	17.7	38.1	(20.4)	(54)%
Cost of sales	14.8	25.4	(10.6)	(42)%
Gross profit	$2.9	$12.7	$(9.8)

Technical solutions segment
Revenue	$17.6	$17.5	$0.1	1%
Cost of sales	14.2	18.5	(4.3)	(23)%
Gross profit (loss)	$3.4	$(1.0)	$4.4

Total
Revenue	$35.3	$55.6	$(20.3)	(37)%
Cost of sales	29.0	43.9	(14.9)	(34)%
Gross profit	$6.3	$11.7	$(5.4)

Revenue

Revenue from the LEU segment decreased $20.4 million (or 54%) in the three months ended March 31, 2022, compared to the corresponding period in 2021. The volume of SWU sold decreased 21% for the three months ended March 31, 2022 and the average SWU price decreased 58% largely due to the variability in timing of utility customer orders and the particular contracts under which SWU were sold during the periods.

Revenue from uranium sales increased to $4.9 million in the three months ended March 31, 2022, compared to no sales in the corresponding period in 2021.

Revenue from the technical solutions segment had a slight increase of $0.1 million (or 1%) in the three months ended March 31, 2022, compared to the corresponding period in 2021.

Cost of Sales

Cost of sales for the LEU segment decreased $10.6 million (or 42%) in the three months ended March 31, 2022, compared to the corresponding period in 2021, largely reflecting decreases in SWU sales volume, and decreases in the average SWU unit cost. The volume of SWU sold decreased 21% for the three-month period and the average SWU unit cost decreased 44%.

Cost of sales in the three months ended March 31, 2022 and 2021 included $0 and $15.9 million, respectively, of previously deferred costs from Deferred Costs Associated with Deferred Revenue that reflected higher inventory costs from 2017-2018. Cost of sales also includes legacy costs related to former employees of the Portsmouth GDP and Paducah GDP of $0.6 million in the three months ended March 31, 2022 compared to $0.7 million in the corresponding period in 2021.

Cost of sales for the technical solutions segment decreased $4.3 million (or 23%) in the three months ended March 31, 2022, compared to the corresponding period in 2021, which included a rent credit related to the Piketon facility of approximately $1.6 million. The remainder of the decrease was due to a reduction in costs of approximately $6.9 million associated with the HALEU Contract, offset by new contract work of approximately $5.2 million. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit

We realized a gross profit of $6.3 million in the three months ended March 31, 2022, compared to $11.7 million in the corresponding period in 2021.

Our LEU segment realized a gross profit of $2.9 million in the three months ended March 31, 2022, compared to $12.7 million in the corresponding period in 2021. The decrease in gross profit was due primarily to a decrease in SWU sales volume as well as decreases in the average profit margin per SWU unit.

For the technical solutions segment, we realized a gross profit of $3.4 million in the three months ended March 31, 2022, compared to a gross loss of $1.0 million for the corresponding period in 2021. The increase in gross profit was primarily related to a $1.6 million rent credit for the Piketon Facility, with the remainder of the increase primarily attributable to the Company’s HALEU costs being fully recoverable in the current year as it has contributed its contractually required cost share as of December 31, 2021.

Non-Segment Information

The following tables present elements of the accompanying unaudited consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Gross profit	$6.3	$11.7	$(5.4)	(46)%
Advanced technology costs	1.1	0.5	0.6	120%
Selling, general and administrative	7.5	8.2	(0.7)	(9)%
Amortization of intangible assets	1.1	2.1	(1.0)	(48)%
Operating income (loss)	(3.4)	0.9	(4.3)	(478)%
Nonoperating components of net periodic benefit income	(3.3)	(4.3)	1.0	23%
Income (loss) before income taxes	(0.1)	5.2	(5.3)	(102)%
Income tax expense	0.3	0.1	0.2	200%
Net income (loss)	$(0.4)	$5.1	$(5.5)

Amortization of Intangible Assets

Amortization of intangible assets decreased $1.0 million (or 48%) in the three months ended March 31, 2022, compared to the corresponding period in 2021. Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $3.3 million for the three months ended March 31, 2022, compared to income of $4.3 million in the corresponding period in 2021. Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment.

Net Income (Loss)

Net loss was $0.4 million in the three months ended March 31, 2022, compared to net income of $5.1 million in the corresponding period in the prior year. The decrease in net income was primarily due to a $9.8 million decrease in the gross profit in the LEU segment, partially offset by a $4.4 million increase in the gross profit in the technical solutions segment, as discussed above.

Net Income (Loss) per Share

Refer to Note 9, Net Income (Loss) per share.

The Company measures Net Income (Loss) and Net Income (Loss) per Share both on a GAAP basis and on an adjusted basis to exclude deemed dividends allocable to retired preferred stock shares (“Adjusted Net Income (Loss)” and “Adjusted Net Income (Loss) per Share”). We believe Adjusted Net Income (Loss) and Adjusted Net Income (Loss) per Share, which are non-GAAP financial measures, provide investors with additional understanding of the Company’s financial performance as well as its strategic financial planning analysis and period-to-period comparability. These metrics are useful to investors because they reflect how management evaluates the Company’s ongoing operating performance from period-to-period after removing certain transactions and activities that affect comparability of the metrics and are not reflective of the Company’s core operations.

	Three Months Ended March 31,
	2022	2021
Numerator (in millions):
Net income (loss)	$(0.4)	$5.1
Less: Preferred stock dividends - undeclared and cumulative	—	0.7
Less: Distributed earnings allocable to retired preferred shares	—	6.6
Net loss allocable to common stockholders	$(0.4)	$(2.2)

Plus: Distributed earnings allocable to retired preferred shares	$—	$6.6

Adjusted net income (loss), including distributed earnings allocable to retired preferred shares (Non-GAAP)	$(0.4)	$4.4

Denominator (in thousands) (a):
Average common shares outstanding - basic	14,547	12,818
Average common shares outstanding - diluted (b)	14,547	12,818

Net loss per share (in dollars):
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)

Plus: Effect of distributed earnings allocable to retired preferred shares, per common share (in dollars):
Basic	$—	$0.51
Diluted	$—	$0.50

Adjusted Net Income (Loss) per Share (Non-GAAP) (in dollars):
Basic	$(0.03)	$0.34
Diluted	$(0.03)	$0.33
(a) For details related to average shares outstanding, refer to Note 9, Net Income (Loss) Per Share of the unaudited consolidated financial statements.
(b) For purposes of calculating the Adjusted Net Income (Loss) per Share of $0.33, for the three months ended March 31, 2021, average common shares outstanding - diluted are 13,196,000 shares. No dilutive effect is recognized in a period in which a net loss has occurred and thus Net Loss per Share of $(0.17) for the three months ended March 31, 2021, was calculated using average common shares outstanding of 12,818,000.

Liquidity and Capital Resources

We ended the first quarter of 2022 with a consolidated cash balance of $168.5 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the ARDP. Our HALEU Contract expires in November 2022, and although we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. If we are able to win a contract from DOE to operate the cascade, our goal is to scale up the facility in modular fashion as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. At this time, however, there is no assurance that sufficient government or commercial funding or demand for material will be timely secured, or that we will be awarded a contract by the DOE to operate or that we will be permitted by DOE to expand the demonstration cascade. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A. Risk Factors, in this Quarterly Report on Form 10-Q.

In the event that funding by the U.S. government for research, development and demonstration of gas centrifuge technology is reduced or discontinued, or we are not awarded a DOE contract to operate the cascade we are now constructing under the HALEU Contract, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

Capital expenditures of approximately $1.0 million are anticipated over the next 12 months.

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

The change in cash, cash equivalents and restricted cash from our unaudited consolidated statements of cash flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(12.6)	$(8.5)
Cash used in investing activities	(0.1)	(0.4)
Cash provided by (used in) financing activities	(3.2)	20.2
Increase (decrease) in cash, cash equivalents and restricted cash	$(15.9)	$11.3

Operating Activities

In the three months ended March 31, 2022, net cash used in operating activities was $12.6 million. The net decrease is due in large part to the decrease in payables under SWU purchase agreements of $28.3 million and a decrease in pension and postretirement benefit liabilities of $5.1 million, which was partially offset by a $16.6 million decrease in accounts receivable.

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
Investing Activities

Capital expenditures were $0.1 million and $0.4 million in the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

In both the three months ended March 31, 2022 and 2021, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the unaudited consolidated financial statements regarding the accounting for the 8.25% notes (the “8.25% Notes”) maturing in February 2027. In the three months ended March 31, 2021, net cash provided by financing activities also included net proceeds of $23.2 million from the issuance of common stock pursuant to a Registration Statement on Form S-3.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$168.5	$193.8
Accounts receivable	12.5	29.1
Inventories, net	89.1	82.7
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(159.5)	(159.8)
Other current assets and liabilities, net	(33.9)	(67.1)
Working capital	$70.6	$72.6

We are managing our working capital to seek to improve the long-term value of our LEU and technical solutions businesses and are planning to continue funding the Company’s qualified pension plans in the ordinary course because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of our 8.25% Notes. We continually evaluate alternatives to manage our capital structure, and may opportunistically repurchase, exchange, or redeem Company securities from time to time.

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027. Additional terms and conditions of the 8.25% Notes are described in Note 6, Debt, of the unaudited consolidated financial statements and Note 8, Debt, of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Commitments under Long-Term SWU Purchase Agreements

Refer to Note 11, Commitments and Contingencies, of the unaudited consolidated financial statements for additional information.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at March 31, 2022, or December 31, 2021.

Critical Accounting Policies Estimates

There have been no significant changes to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Centrus is not required to respond to this Item pursuant to Instruction 1 to Item 305(c) of Regulation S-K.

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

As of March 31, 2022, the end of the period covered by this Quarterly Report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our consolidated financial statements in Part I of this Quarterly Report.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021.

The current war in Ukraine and related international sanctions and restrictions on trade could have an adverse impact on our business, results of operations and financial condition.

The current war in Ukraine has led the United States, Russia and other countries to impose sanctions and other measures that restrict international trade. At present, sanctions have not directly impacted the ability of the Company or TENEX to perform under the TENEX Supply Contract, but the situation is rapidly changing, and it is not possible to predict future actions that could be taken.

The expanding sanctions imposed by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) and foreign governments on Russian banks or other entities and instrumentalities needed for performance of the TENEX Supply Contract could have adverse effects on the TENEX Supply Contract, even if such sanction is not directed at imports of Russian LEU or other trade in nuclear material with Russia. For example, a sanction on a Russian bank might prevent funds from being transferred to TENEX’s account from the U.S. bank to which we make payments. We do not know what actions TENEX might take if it could not receive payments in Russia, but if it refused to make future deliveries, such action could affect our ability to meet our delivery obligations to our customers.

Additional sanctions or other measures by the U.S. or foreign governments (including the Russian government) could be imposed in the future. There have been proposals in U.S. Congress and elsewhere to ban imports of uranium that could affect our ability to import LEU in one or more years under the Russian Suspension Agreement but none of these have been adopted as of the date of this filing. Any sanctions or measures directed at trade in LEU from Russia or the parties involved in such trade or otherwise could interfere with, or prevent, performance under the TENEX Supply Contract. Accordingly, the situation at this time is unpredictable and therefore there is no assurance that future developments would not have a material adverse effect on the Company’s procurement, payment, delivery or sale of LEU under the TENEX Supply Contract.

If measures were taken to limit the import of Russian LEU or to prohibit or limit dealings with Russian entities, including, but not limited to, TENEX or the Russian State Atomic Energy Corporation, the Company would seek a license, waiver or other approval from the government imposing such measures to ensure that the Company could continue to fulfill its purchase and sales obligations using LEU delivered under the TENEX Supply Contract. There is no assurance that such a license, waiver, or approval would be granted. If a license, waiver or approval were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX. The Company has contracts for alternative sources that could be used to mitigate a portion of the near-term impacts. However, to the extent these sources were insufficient or more expensive or additional supply cannot be obtained, it could have a material adverse impact on our business, results of operations, and competitive position.

The current uncertainty regarding trade with Russia, as well as the actions of Russia in the war against Ukraine, may affect our ability to make future sales. Additionally, customers may seek to re-negotiate existing contracts, refuse to take deliveries of Russian LEU or take other actions which could have a material adverse impact on our business, results of operations, and competitive position. Finally, since the majority of our supply contracts include a market-based pricing component, the rapidly rising market prices due to the war in Ukraine and the associated sanctions could materially increase our cost of sales under our existing supply contracts, including but not limited to, the TENEX Supply Contract.

Item 6. Exhibits

Exhibit No.	Description

10.1	Executive Incentive Plan dated April 8, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022). (b)

10.2	Form of Employee Restricted Stock Award Notice under the Executive Incentive Plan dated April 8, 2022. (a)(b)

10.3	Modification 1 to Agreement, dated as of September 25, 2019, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.4	Modification 3 to Agreement, dated as of March 18, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.5	Modification 4 to Agreement, dated as of June 5, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.6	Modification 5 to Agreement, dated as of June 17, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.7	Modification 6 to Agreement, dated as of September 1, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.8	Modification 7 to Agreement, dated as of February 19, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.9	Modification 8 to Agreement, dated as of April 7, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.10	Modification 9 to Agreement, dated as of May 10, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.11	Modification 10 to Agreement, dated as of August 6, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.12	Modification 12 to Agreement, dated as of October 19, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.13	Modification 13 to Agreement, dated as of October 28, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.14	Modification 15 to Agreement, dated as of January 26, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.15	Modification 16 to Agreement, dated as of March 11, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.16	Modification 17 to Agreement, dated as of March 16, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

Exhibit No.	Description

10.17	Modification 18 to Agreement, dated as April 7, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.18	Modification 19 to Agreement, dated as of April 25, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited consolidated financial statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed in interactive data file (XBRL) format.
(a)Filed herewith.
(b)Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

May 6, 2022	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)