Form 10-Q
period 2022-06-30
CENTRUS ENERGY CORP
filed 2022-08-05
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
    Yes ☐     No ☒
As of August 1, 2022, there were 13,769,384 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the novel coronavirus (“COVID -19”) pandemic and subsequent variants, and any worsening of the global business and economic environment as a result; risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures imposed by either the U.S. or foreign governments, organizations (including the United Nations, the European Union or other international organizations), entities or persons, that could directly or indirectly impact our ability to obtain or sell low enriched uranium (“LEU”) under our existing supply contract with the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”); risks related to the refusal of TENEX to deliver LEU to us if TENEX is unable to identify an unsanctioned bank to which we can send payments for the separative work units (“SWU”) contained in the LEU, or to make other payments under our supply contract with TENEX; risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; risks related to financial difficulties experienced by customers or suppliers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; risks related to pandemics and other health crises, the impact and potential extended duration of the current supply/demand imbalance in the market for LEU; risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements including those imposed under the 1992 Russian Suspension Agreement as amended, international trade legislation and other international trade restrictions; risks related to existing or new trade barriers and contract terms that limit our ability to procure LEU for, or deliver LEU to customers; pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; risks related to the movement and timing of customer orders; risks related to our dependence on others, such as our transporters, for deliveries of LEU including deliveries from TENEX, under our commercial supply agreement with TENEX and deliveries under our long-term commercial supply agreement with Orano Cycle (“Orano”) or other suppliers; risks associated with our reliance on third-party suppliers and service providers to provide essential products and services to us; risks related to the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned; risks that our ability to compete in foreign markets may be limited for various reasons; risks related to the fact that our revenue is largely dependent on our largest customers; risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability; risks related to whether or when government funding or demand for high-assay low-enriched uranium (“HALEU”) for government or commercial uses will materialize; risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology; risks related to (i) our ability to perform and absorb costs under our agreement with the U.S. Department of Energy (“DOE”) to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors (the “HALEU Contract”), (ii) our ability to obtain contracts and funding to be able to continue operations and (iii) our ability to obtain and/or perform under other agreements; risks that (i) we may not obtain the full benefit of the HALEU Contract and may not be able or allowed to operate the HALEU enrichment facility to produce HALEU after the completion of the existing HALEU Contract or (ii) the HALEU enrichment facility may not be available to us as a future source of supply; risks related to uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks related to the potential for further demobilization or termination of our American Centrifuge work; risks that we will not be able to timely complete the work that we are obligated to perform; risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Contract, including the risk that costs could be higher than expected; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027; the risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; risks related to the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the Company’s capital concentration; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks related to the limited trading markets in our securities; risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks that a small number of holders of our Class A Common Stock, par value $0.10 per share (“Class A Common Stock”) (whose interests may not be aligned with other holders of our Class A Common Stock), may exert significant influence over the direction of the Company; risks related to (i) the use of our net operating losses (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and (ii) our ability to generate taxable income to utilize all or a portion of the NOLs prior to the expiration thereof and NUBILs; failures or security breaches of our information technology systems; risks related to our ability to attract and retain key personnel; risks related to the potential for the DOE to seek to terminate or exercise its remedies under its agreements with the Company; risks related to actions, including reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contractual obligations or the ability of our sources of supply to perform under their contractual obligations to us; risks related to our ability to perform and receive timely payment under agreements with the DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits; risks related to changes or termination of agreements with the U.S. government or other counterparties; risks related to the competitive environment for our products and services; risks related to changes in the nuclear energy industry; risks related to the competitive bidding process associated with obtaining contracts, including government contracts; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; risks related to potential strategic transactions that could be difficult to implement, disrupt our business or change our business profile significantly; risks related to the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); risks related to the impact of government regulation and policies including by the DOE and the U.S. Nuclear Regulatory Commission; risks of accidents during the transportation, handling or processing of hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations; risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, gaseous diffusion plants; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission (“SEC”), including under Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$115.6	$193.8
Accounts receivable	24.0	29.1
Inventories	121.1	91.1
Deferred costs associated with deferred revenue	135.3	143.3
Other current assets	23.7	8.6
Total current assets	419.7	465.9
Property, plant and equipment, net of accumulated depreciation of $3.2 million as of June 30, 2022 and $3.0 million as of December 31, 2021	5.6	5.3
Deposits for financial assurance	21.1	2.8
Intangible assets, net	49.6	54.7
Deferred tax assets	30.9	41.4
Other long-term assets	1.8	2.3
Total assets	$528.7	$572.4

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$25.6	$37.8
Payables under inventory purchase agreements	—	37.9
Inventories owed to customers and suppliers	0.3	8.4
Deferred revenue and advances from customers	264.8	303.1
Current debt	6.1	6.1
Total current liabilities	296.8	393.3
Long-term debt	98.8	101.8
Postretirement health and life benefit obligations	112.2	114.9
Pension benefit liabilities	16.0	23.1
Advances from customers	46.2	45.1
Long-term inventory loans	45.8	22.4
Other long-term liabilities	7.8	13.7
Total liabilities	623.6	714.3
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 13,769,384 and 13,649,933 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1.4	1.4
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of June 30, 2022 and December 31, 2021	0.1	0.1
Excess of capital over par value	150.9	140.7
Accumulated deficit	(247.6)	(284.6)
Accumulated other comprehensive income, net of tax	0.3	0.5
Total stockholders’ deficit	(94.9)	(141.9)
Total liabilities and stockholders’ deficit	$528.7	$572.4

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Separative work units	$85.5	$45.2	$98.3	$83.3
Uranium	—	—	4.9	—
Technical solutions	13.6	17.2	31.2	34.7
Total revenue	99.1	62.4	134.4	118.0
Cost of Sales:
Separative work units and uranium	26.1	27.0	40.9	52.4
Technical solutions	12.1	18.3	26.3	36.8
Total cost of sales	38.2	45.3	67.2	89.2
Gross profit	60.9	17.1	67.2	28.8
Advanced technology costs	3.5	0.2	4.6	0.7
Selling, general and administrative	8.3	7.8	15.8	16.0
Amortization of intangible assets	4.0	1.6	5.1	3.7
Special charges for workforce reductions	0.5	—	0.5	—
Operating income	44.6	7.5	41.2	8.4
Nonoperating components of net periodic benefit income	(3.4)	(4.3)	(6.7)	(8.6)
Investment income	(0.2)	—	(0.2)	—
Income before income taxes	48.2	11.8	48.1	17.0
Income tax expense	10.8	0.2	11.1	0.3
Net income and comprehensive income	37.4	11.6	37.0	16.7
Preferred stock dividends - undeclared and cumulative	—	0.7	—	1.4
Distributed earnings allocable to retired preferred shares	—	—	—	6.6
Net income allocable to common stockholders	$37.4	$10.9	$37.0	$8.7

Net income per share:
Basic	$2.56	$0.81	$2.54	$0.66
Diluted	$2.51	$0.79	$2.48	$0.65
Average number of common shares outstanding (in thousands):
Basic	14,587	13,443	14,567	13,132
Diluted	14,876	13,743	14,903	13,452

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2022	2021
OPERATING
Net income	$37.0	$16.7
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	5.4	4.0
Accrued loss on long-term contract	(0.5)	(4.7)
Deferred tax assets	10.6	—
Equity related compensation	1.4	0.2
Revaluation of inventory borrowing	5.5	—
Changes in operating assets and liabilities:
Accounts receivable	5.1	10.6
Inventories	(10.7)	(6.5)
Inventories owed to customers and suppliers	(8.1)	(4.6)
Other current assets	(15.1)	0.5
Accounts payable and other liabilities	(8.0)	1.6
Payables under inventory purchase agreements	(37.9)	7.8
Deferred revenue and advances from customers, net of deferred costs	(30.6)	(7.8)
Pension and postretirement benefit liabilities	(10.0)	(14.8)
Other, net	(0.3)	(0.1)
Cash provided by (used in) operating activities	(56.2)	2.9

INVESTING
Capital expenditures	(0.5)	(0.7)
Cash used in investing activities	(0.5)	(0.7)

FINANCING
Proceeds from the issuance of common stock, net	—	27.2
Exercise of stock options	0.2	0.4
Withholding of shares to fund grantee tax obligations under stock-based compensation plan	—	(2.4)
Payment of interest classified as debt	(3.1)	(3.1)
Other	(0.3)	(0.3)
Cash provided by (used in) financing activities	(3.2)	21.8

Increase (decrease) in cash, cash equivalents and restricted cash	(59.9)	24.0
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	196.8	157.9
Cash, cash equivalents and restricted cash, end of period (Note 3)	$136.9	$181.9

Non-cash activities:
Common stock and warrant issued in exchange for preferred stock	$—	$7.5
Reclassification of stock-based compensation liability to equity	$10.6	$7.5
Disposal of right to use lease assets from lease modification	$—	$1.0
Property, plant and equipment included in accounts payable and accrued liabilities	$0.2	$0.1
Shares withheld for employee taxes	$1.9	$2.4

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)
Net income for the three months ended March 31, 2021	—	—	—	—	5.1	—	5.1
Issuance of common stock	—	0.1	—	23.7	—	—	23.8
Receivable from issuance of stock	—	—	—	(0.7)	—	—	(0.7)
Exchange of preferred stock for common stock and common stock warrant	—	—	—	7.5	(7.6)	—	(0.1)
Reclassification of stock-based compensation liability to equity	—	—	—	7.5	—	—	7.5
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.3	—	—	0.3
Balance at March 31, 2021	$0.1	$1.2	$0.1	$123.3	$(410.2)	$0.7	$(284.8)

Net income for the three months ended June 30, 2021	—	—	—	—	11.6	—	11.6
Issuance of common stock	—	0.1	—	3.4	—	—	3.5
Proceeds from prior issuance of stock	—	—	—	0.7	—	—	0.7
Stock-based compensation shares withheld for employee taxes	—	—	—	(2.4)	—	—	(2.4)
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.1	—	—	0.1
Balance at June 30, 2021	$0.1	$1.3	$0.1	$125.1	$(398.6)	$0.6	$(271.4)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $.10 per Share	Common Stock, Class B, Par Value $.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2021	$—	$1.4	$0.1	$140.7	$(284.6)	$0.5	$(141.9)
Net loss for the three months ended March 31, 2022	—	—	—	—	(0.4)	—	(0.4)
Options exercised	—	—	—	0.2	—	—	0.2
Reclassification of stock-based compensation liability to equity	—	—	—	10.6	—	—	10.6
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2022	$—	$1.4	$0.1	$150.1	$(285.0)	$0.4	$(133.0)

Net income for the three months ended June 30, 2022	—	—	—	—	37.4	—	37.4
Other comprehensive loss, net of tax benefit	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.8	—	—	0.8
Balance at June 30, 2022	$—	$1.4	$0.1	$150.9	$(247.6)	$0.3	$(94.9)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of June 30, 2022, and for the three and six months ended June 30, 2022, and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Balance Sheet as of December 31, 2021, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and six months ended June 30, 2022 and 2021, are insignificant.

Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$7.3	$45.2	$19.9	$54.8
Foreign	78.2	—	83.3	28.5
Revenue - SWU and uranium	$85.5	$45.2	$103.2	$83.3

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

Accounts Receivable

	June 30, 2022	December 31, 2021
	($ millions)
Accounts receivable:
Billed	$20.6	$23.1
Unbilled *	3.4	6.0
Accounts receivable	$24.0	$29.1

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	June 30, 2022	December 31, 2021	Year-To-Date Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$—	$0.5	$(0.5)
Deferred revenue - current	$249.5	$288.1	$(38.6)
Advances from customers - current	$15.3	$15.0	$0.3
Advances from customers - noncurrent	$46.2	$45.1	$1.1

Previously deferred sales recognized in revenue totaled $59.7 million and $28.5 million in the six months ended June 30, 2022 and 2021, respectively.

LEU Segment

The SWU component of low-enriched uranium (“LEU”) typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales generally are shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU segment (“order book”) extends to 2029. As of June 30, 2022, the order book was approximately $1.0 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $311.0 million of Deferred Revenue and Advances from Customers. As of December 31, 2021, the order book was also approximately $1.0 billion.

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

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE has modified the contract several times to increase the total contract funding to $147.0 million as of June 30, 2022. Subsequent to June 30, 2022, additional modifications increased the total contract funding to $154.0 million. In April 2022, the DOE modified the HALEU Contract to extend the period of performance to November 30, 2022 with authorization to work through August 31, 2022. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The impact to Cost of Sales in the six months ended June 30, 2022 and 2021 is $0.5 million and $4.6 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of June 30, 2022, a total of $19.6 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities is $0. The Company has received aggregate cash payments under the HALEU Contract of $143.9 million through June 30, 2022.

As previously reported, the DOE experienced a COVID -19 related supply chain delay in obtaining the HALEU storage cylinders. As a result, the DOE elected to change the scope of the existing contract and move the operational portion of the demonstration to a new, competitively-awarded contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

On June 28, 2022, the DOE released a request for proposals (“RFP”) for the completion and operation of the demonstration cascade. The RFP provides for a 50/50 cost share contract for the initial phase to complete the cascade and produce 20 Kg of HALEU. Once 20 Kg of HALEU has been produced, the base contract will transition to a cost-plus-incentive-fee contract for production of 900 Kg over the subsequent 1-year period. The RFP includes options held by the DOE to extend performance up to an additional nine years, comprised of three options of three-years each, also on a cost-plus-incentive-fee basis.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statement of Cash Flows (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$115.6	$193.8
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	21.1	2.8
Total cash, cash equivalents and restricted cash	$136.9	$196.8

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	June 30, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$18.6	$—	$—
Workers Compensation	—	2.4	—	2.6
Other	0.2	0.1	0.2	0.2
Total deposits for financial assurance	$0.2	$21.1	$0.2	$2.8

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by Centrus. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance. In March and May 2022, the Company entered into two inventory loans which required a cash deposit into an escrow fund. See Note 4, Inventories.

4. INVENTORIES

Centrus holds uranium at licensed locations in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations (e.g., fabricators) to meet book transfer requests by customers and suppliers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	June 30, 2022			December 31, 2021
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$11.7	$—	$11.7	$8.8	$—	$8.8
Uranium	109.4	0.3	109.1	82.3	8.4	73.9
Total	$121.1	$0.3	$120.8	$91.1	$8.4	$82.7

(a)Inventories owed to customers and suppliers include SWU and uranium owed to fabricators.

Inventories are valued at the lower of cost or net realizable value. There were no valuation adjustments in the three and six months ended June 30, 2022 and 2021.

The Company may also borrow SWU or uranium from customers or suppliers, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March and May 2022, the Company borrowed SWU which was recorded to inventory at a value of $9.4 million and $8.5 million, respectively. The inventory value was calculated based on the anticipated sourcing of inventory for repayment at the date of acquisition. In June 2022, the Company performed a revaluation of the Long-term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. This revaluation was recorded to cost of sales and resulted in an increase of $5.5 million to the related liability.

5. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014, and reflect the conditions at that time. The intangible asset related to the Company’s sales order book is amortized as the order book, existing at emergence, is reduced, principally as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the Consolidated Statements of Operations and Comprehensive Income. Intangible asset balances are as follows (in millions):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$38.3	$16.3	$54.6	$35.5	$19.1
Customer relationships	68.9	35.6	33.3	68.9	33.3	35.6
Total	$123.5	$73.9	$49.6	$123.5	$68.8	$54.7

6. DEBT

A summary of debt is as follows (in millions):

		June 30, 2022		December 31, 2021
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	24.5	6.1	27.5
Total		$6.1	$98.8	$6.1	$101.8

Interest on the Company’s 8.25% notes (the “8.25% Notes”) maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring, therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of June 30, 2022, and December 31, 2021, $6.1 million of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets. Additional terms and conditions of the 8.25% Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$115.6	$—	$—	$115.6	$193.8	$—	$—	$193.8
Deferred compensation asset (a)	2.4	—	—	2.4	3.2	—	—	3.2

Liabilities:
Deferred compensation obligation (a)	$2.4	$—	$—	$2.4	$3.2	$—	$—	$3.2

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

Other Financial Instruments

As of June 30, 2022, and December 31, 2021, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under SWU Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	June 30, 2022			December 31, 2021
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$104.9	(b)	$71.2	$107.9	(b)	$74.3
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service costs	$0.6	$0.7	$1.3	$1.5
Interest costs	4.8	4.5	9.6	9.0
Amortization of prior service costs (credits), net	(0.1)	—	(0.1)	(0.1)
Expected return on plan assets (gains)	(8.9)	(9.6)	(17.8)	(19.2)
Net periodic benefit (credits)	$(3.6)	$(4.4)	$(7.0)	$(8.8)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest costs	$0.9	$0.8	$1.8	$1.7
Amortization of prior service costs (credits), net	(0.1)	—	(0.1)	—
Net periodic benefit costs	$0.8	$0.8	$1.7	$1.7

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
On February 2, 2021, the Company completed the exchange of 3,873 shares of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (“Preferred Stock”) for (i) 231,276 shares of Class A Common Stock and (ii) a warrant to purchase 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, for an aggregate valuation of approximately $7.5 million. Refer to Note 10, Stockholders’ Equity.
The aggregate valuation of approximately $7.5 million, less accrued but unpaid dividends attributable to the acquired and retired shares of Preferred Stock, was considered for purposes of Net Income per Share for the six months ended June 30, 2021, to be a deemed dividend in the aggregate amount equal to the amount by which it exceeded the carrying value of the Preferred Stock on the Balance Sheet of $6.6 million.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator (in millions):
Net income	$37.4	$11.6	$37.0	$16.7
Less: Preferred stock dividends - undeclared and cumulative	—	0.7	—	1.4
Less: Distributed earnings allocable to retired preferred shares	—	—	—	6.6
Net income allocable to common stockholders	$37.4	$10.9	$37.0	$8.7

Denominator (in thousands):
Average common shares outstanding - basic	14,587	13,443	14,567	13,132
Potentially dilutive shares related to stock options, restricted stock units, and warrant (a)	289	300	336	320
Average common shares outstanding - diluted	14,876	13,743	14,903	13,452

Net income per share (in dollars):
Basic	$2.56	$0.81	$2.54	$0.66
Diluted	$2.51	$0.79	$2.48	$0.65

(a) Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	4	—	—	—

10. STOCKHOLDERS’ EQUITY

Voting and Exchange Agreement

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

A portion of the April 2021 interim payment related to the 2019 grants referenced above was paid in shares of the Company’s Class A Common Stock at the discretion of the Board of Directors. The related obligation of $7.5 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2021 based on the market share price at the time of the Board’s decision. In the second quarter of 2021, the Company withheld $2.4 million of shares to fund the grantees’ tax withholding obligations relating to the April 2021 interim payment.

In September 2021, notional stock units and stock appreciation rights were granted to participating executives with a vesting period ending in April 2024. The September 2021 awards are payable in shares of the Company’s Class A Common Stock and the grant-date value is included in Excess of Capital Over Par Value as amortized over the vesting period.

In February 2022, the Compensation, Nominating and Governance Committee of the Board of Directors determined that remaining notional stock units granted in 2019 and 2020 would be paid in shares of the Company’s Class A Common Stock. The related obligation of $10.6 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2022 based on the market share price at the time of the Board’s decision. In the first quarter of 2022, the Company withheld $1.9 million of shares that vested during the period for the purpose of funding the grantees’ tax withholding obligations under the terms of the stock-based compensation plan.

In March 2022, restricted stock was granted to participating executives with a vesting period ending in March 2025. The March 2022 awards are payable in shares of the Company’s Class A Common Stock and the grant-date value is included in Excess of Capital Over Par Value as amortized over the vesting period.

11. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

The Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”), is a major supplier of SWU to the Company. Under a 2011 agreement with TENEX, as amended, (the “TENEX Supply Contract”), the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX is subject to quotas and other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to perform under the TENEX Supply Contract is vulnerable to (i) sanctions or restrictions that might be imposed by Russia, the United States, or other countries, as a result of the war in Ukraine, or otherwise, (ii) customers and other parties who may object to receiving or handling Russian LEU or SWU, or (iii) suppliers and service providers seeking to limit their involvement with business related to Russia.

The TENEX Supply Contract originally was signed with commitments through 2022, but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2021, and expects to do so in 2022. If the Company exercises this right to reschedule in full during the remaining years of the contract, the Company will have a rescheduled post-2022 purchase commitment that could extend through 2028.

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

Orano

In 2018, the Company entered into an agreement (the “Orano Supply Agreement”) with the French company Orano Cycle for the long-term supply to the Company of SWU contained in LEU. The Orano Supply Agreement subsequently was assigned by Orano Cycle to its affiliate, Orano CE (“Orano”). Under the amended Orano Supply Agreement, the supply of SWU currently runs through 2029, and the Company has an option to extend through 2030. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings.

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio ( “Portsmouth GDP”) (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint to include Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”) and eight other state law claims. On May 24, 2021, the Company, Enrichment Corp., and the other defendants filed their motion to dismiss the complaint. On March 31, 2022, the court granted our motion in part by dismissing claims brought on behalf of the minor children but allowed the other claims to proceed. As such, the discovery stage of litigation is continuing. On April 28, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the fourth amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 8, 2022, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Brad Allen Lykins, as administrator of the estate of Braden Aaron Lee Lykins in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Lykins Complaint”). In March 2021, Brayden Lykins, who was thirteen years old, passed away from leukemia. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Lykins’ death and seeks monetary damages. The response to the Lykins Complaint is scheduled for August 30, 2022. The Company and Enrichment Corp. believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company believes that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
LEU segment:
Separative work units	$85.5	$45.2	$98.3	$83.3
Uranium	—	—	4.9	—
Total	85.5	45.2	103.2	83.3
Technical solutions segment	13.6	17.2	31.2	34.7
Total revenue	$99.1	$62.4	$134.4	$118.0

Segment Gross Profit (Loss)
LEU segment	$59.4	$18.2	$62.3	$30.9
Technical solutions segment	1.5	(1.1)	4.9	(2.1)
Gross profit	$60.9	$17.1	$67.2	$28.8

Revenue from Major Customers (10% or More of Total Revenue)

In the three and six months ended June 30, 2022, three customers in the LEU segment individually represented $44.9 million, $18.9 million, and $14.5 million of revenue. One customer in the technical solutions segment individually represented $12.3 million and $24.0 million of revenue in the three and six months ended June 30, 2022, respectively.

In the three months ended June 30, 2021, three customers in the LEU segment individually represented $14.5 million, $11.2 million, and $10.4 million of revenue and one customer in the technical solutions segment represented $15.2 million of revenue. In the six months ended June 30, 2021, two customers in the LEU segment individually represented $28.5 million and $14.5 million of revenue and one customer in the technical solutions segment individually represented $30.8 million of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and related notes appearing elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social, and market uncertainty created by, among other things, the COVID -19 pandemic, including emerging variants, and the war in Ukraine. See “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Centrus Energy Corp., a Delaware corporation (“Centrus,” the “Company”, “we” or “us”), is a trusted supplier of nuclear fuel components and services for the nuclear power industry, which provides a reliable source of carbon free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context indicates otherwise.

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

Our LEU segment provides most of the Company’s revenue and involves the sale of enriched uranium, the fissile component of nuclear fuel to customers, which are primarily utilities that operate commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in separative work units (“SWU”). Centrus also sells natural uranium (the raw material needed to produce LEU) and occasionally sells LEU with the natural uranium, uranium conversion, and SWU components combined into one sale.

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

Our global order book includes spot, medium and long-term sales contracts with major utilities and other customers to 2029. We have secured cost-competitive supplies of SWU under medium and long-term contracts through the end of this decade to help us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract took effect at the beginning of 2019, when market prices for SWU were near historic lows, which has significantly lowered our cost of sales and contributed to improved margins.

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a slow and steady rise, reaching $56 per SWU by December 31, 2021. In 2022, spot prices have risen substantially, reaching $87 per SWU by June 30, 2022. This represents an increase of 55% since the beginning of the year and 156% over the 2018 historic low. This sudden surge in the SWU spot price has been driven by uncertainty created as a result of Russia’s invasion of Ukraine, coupled with growing interest in nuclear power as a source of secure and carbon-free energy.

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and/or export controls against certain Russian organizations and/or individuals. While sanctions imposed to date do not preclude imports of Russian uranium products, it is possible that additional restrictions could arise in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, which could have a negative material impact on our business. Further, sanctions could be imposed that may impact our ability to transport, import, take delivery or make payments related to the LEU we purchase.

Even if sanctions or other restrictions are not imposed, the current events in Ukraine could impact our ability to make future sales. For example, customers may be unwilling to accept material we purchase from TENEX. Further, since a portion of the price paid under the supply contract is based on commodity indices, the recent increases in market prices, as a result of the war in Ukraine, will have a corresponding impact on our cost of sales.

When Russian supply is included, the uranium enrichment segment of the nuclear fuel market is oversupplied, but without Russian supply, the global market would be undersupplied for uranium enrichment. Changes in the supply-demand balance and in the competitive landscape arising from the war in Ukraine may affect pricing trends, change customer spending patterns, and create uncertainty in the uranium market. To address these changes, we will continue to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Our technical solutions segment is dedicated to the restoration of America’s domestic uranium enrichment capability to play a critical role in meeting U.S. national security and energy security requirements and advancing America’s nonproliferation, energy security, and climate objectives. Our technical solutions segment also is focused on repairing broken and vulnerable supply chains, providing clean energy jobs, and supporting the communities in which we operate. Our goal is to deliver major components of the next-generation nuclear fuels that will power the future of nuclear energy as it provides reliable carbon-free power around the world.

The United States has not had a domestic uranium enrichment capability suitable to meet ongoing and enduring U.S. national security requirements since the Paducah Gaseous Diffusion Plant (“Paducah GDP”) shut down in 2013. Longstanding U.S. policy and binding nonproliferation agreements prohibit the use of foreign-origin enrichment technology for certain U.S. national security missions. Our AC100M centrifuge currently is the only deployment-ready U.S. uranium enrichment technology in the United States that can meet these national security requirements.

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

Under a three-year cost-share contract with DOE that began in 2019 (the “HALEU Contract”), Centrus has been constructing a cascade of sixteen AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The Company’s goal is to complete the demonstration and scale up production of HALEU and LEU, meeting the needs of new and existing reactors as well as national security and other U.S. government requirements for enriched uranium.

The demonstration contract was originally set to expire on June 1, 2022. However, the DOE experienced a COVID -19 related supply chain delay in obtaining the HALEU storage cylinders it was supposed to provide under the contract. Since it is not possible to begin HALEU production without the storage cylinders, it was not possible to complete the operational portion of the HALEU demonstration under the existing HALEU Contract. The HALEU Contract has been extended to November 30, 2022, with authorization to work through August 31, 2022. Also, the DOE elected to change the scope of the HALEU Contract and move the operational portion of the demonstration to a new, competitively-awarded contract that would provide for operations beyond the term of the existing HALEU Contract.

On June 28, 2022, the DOE released a request for proposals (“RFP”) for the completion and operation of the demonstration cascade. The RFP provides for a 50/50 cost share contract for the initial phase of the base contract to complete the cascade and begin operations. The RFP envisions a second phase of the base contract under a cost-plus-incentive-fee arrangement. Finally, the RFP includes options to extend performance for up to an additional nine years comprised of three options of three-years each, also on a cost-plus-incentive-fee basis. The award of a contract and the exercise of any options is subject to appropriation. If a contract is awarded to the Company under the terms proposed by DOE in the RFP, the cost share could have a material impact on the Company’s liquidity during the initial phase of the base contract although the degree of impact cannot be estimated at this time. DOE has continued to fund the existing HALEU contract and has incrementally increased funds with total funding to date of $154.0 million.

Additional COVID -19-related impacts, delays in DOE’s furnishing equipment, or additional changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the existing HALEU Contract, as well as delay completion of the contract. The Company currently does not have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional loss has been accrued as of June 30, 2022. If the DOE does not commit to additional costs, above the existing funding, we may incur costs or losses in future periods that, if material, could have an adverse impact on our financial condition and liquidity.

The war in Ukraine has contributed to a significant increase in market prices for enrichment and prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production but also for LEU production to support the existing fleet of reactors. As a result, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding and/or offtake commitments.

We believe our investments in our enrichment technology and the HALEU demonstration will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels, and also offers potential cost synergies for a return to LEU production. At present, there are a number of advanced reactors under development that would use HALEU fuel. For example, of the ten advanced reactor designs selected by the DOE for its Advanced Reactor Demonstration Program, nine will require HALEU. In addition, the first non-light water reactor to have begun active NRC-license review requires HALEU. The U.S. Department of Defense recently awarded a contract to construct a prototype HALEU-fueled mobile microreactor in the next three to four years as part of a program called “Project Pele.” The U.S. Air Force also announced plans to deploy a microreactor at Eielson Air Force Base in Alaska that uses HALEU fuel. While the use of HALEU is not an express requirement of the Air Force program, the vast majority of microreactor designs are expected to need HALEU. In addition, the Defense Advanced Research Projects Agency (“DARPA”) is funding an effort called Demonstration Rocket for Agile Cislunar Operations (“DRACO”), which aims to demonstrate a HALEU-fueled nuclear thermal propulsion system that could eventually support missions to the moon and Mars.

Advanced nuclear reactors promise to provide an important source of reliable carbon-free power. By investing in HALEU technology now, and as the only American-based company with an NRC license currently pursuing HALEU enrichment capability, we believe the Company is well positioned to capitalize on a potential new market as the demand for HALEU-based fuels is expected to increase in the mid- to late-2020s with the development of advanced reactors. However, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. Also, foreign government-owned, government-operated, and other new competitors could seek to enter the market and offer HALEU at competitive prices. There is one known foreign government-owned source which currently has the capability to produce HALEU, although this source is currently subject to trade restrictions that limit the amount of material from this source which may be imported into the United States with more restrictions potentially under consideration. Other foreign government-owned entities that are not currently subject to U.S. trade restrictions, however, may enter the market. One such foreign-government owned entity has expressed an interest in and potential capability for HALEU production but has not committed publicly to enter the market to enrich above 10% uranium-235 enrichment assays. This entity has indicated publicly that it would take six to seven years to be able to produce HALEU.

We are also actively considering and expect to consider from time to time in the future, potential strategic transactions, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies or changes to our capital structure. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction.

COVID -19 Update

The Company has taken actions to protect its workforce and to maintain critical operations during the COVID -19 pandemic. Travel, operational, and other restrictions imposed by the U.S. and foreign governments may impact our ability to make future sales and may impact the ability of our suppliers, including our suppliers of low enriched uranium, to perform under their contracts. As of the date of this filing, our LEU segment operations have not been materially affected by the COVID -19 pandemic and we continue to work with our suppliers, fabricators, and customers to monitor the situation closely, including with respect to the impact of emerging variants. However, over the course of the HALEU Contract, our technical solutions segment has been impacted by supply chain disruptions and increased costs as a result of the pandemic.

Further, the governments of states and counties in which we operate have from time to time issued orders imposing various restrictions, including prohibiting holding gatherings and closing nonessential businesses. Some of these restrictions remain in place and we continue to monitor and adjust as necessary. The Company has issued a policy requiring vaccinations subject to medical, religious, and other exemptions as required by law. In some cases, state laws or collective bargaining agreements preclude us from fully implementing our vaccination policy. The Company has also continued other measures designed to protect its workforce such as expanded telework to protect its workforce, to comply with government orders, and to maintain critical operations. We are working closely with DOE and we are continuing to make progress while implementing measures designed to protect our workforce. Further, the actions taken by our suppliers and government regulatory agencies to protect their workforces may impact our ability to obtain the necessary supplies and governmental reviews and approvals to timely complete the HALEU project. We are experiencing delays by our suppliers and increased costs from them as a result of the impact of the COVID -19.

For further discussion, refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

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

According to the World Nuclear Association, as of June 2022, there were 55 reactors under construction worldwide, about a third of which are in China. The United States, with 92 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from lower cost natural gas resources, until recently as gas prices have been rising, and the expansion of subsidized renewable energy. Twelve U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, there are active efforts to develop, demonstrate, and deploy next generation reactors in the United States, many of which are expected to require HALEU.

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. While ten reactors in Japan have restarted and more are expected to restart, supply and demand dynamics for nuclear fuel continue to be impacted. Due to the war in Ukraine, the European Union is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

In October 2020, the U.S. Department of Commerce reached an agreement with the Russian Federation on an extension of the 1992 Russian Suspension Agreement, a trade agreement that allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to perform under our long-term supply (purchase) agreement (the “TENEX Supply Contract”) with the Russian government entity, TENEX, Joint-Stock Company (“TENEX”). This outcome allowed for sufficient quota for Centrus to continue serving its utility customers.

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian organizations and/or individuals. While sanctions imposed to date do not preclude the import of Russian uranium products into the United States, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available.

In response to the war in Ukraine, there have been proposals in U.S. Congress and elsewhere to ban imports of uranium that could affect our ability to import LEU in one or more years under the Russian Suspension Agreement but none of these have been adopted as of the date of this filing.

The expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services including transportation and other services have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. Accordingly, we continue to monitor the situation closely and assess the potential impact of any new sanctions and how the impact on the Company might be mitigated.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2022-2027. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Given the current uncertainty and disruption in the market, due to among other things, the war in Ukraine, we are no longer providing guidance on our results of operations for 2022. Please see Forward Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Our order book of sales under contract in the LEU segment extends to 2029. As of June 30, 2022 and December 31, 2021, our order book was approximately $1.0 billion. The order book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $0.3 billion of deferred revenue and advances from customers as of June 30, 2022, whereby customers have made advance payments to be applied against future deliveries. We estimate that approximately 2% of our order book is at risk related to customer operations. These medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions under current contracts such as, the Russian Suspension Agreement, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract as well as the potential for sanctions and other restrictions on trade with Russia or in dealings with Russian persons and entities, in response to the evolving situation regarding the war in Ukraine.

Our future operating results are subject to uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:
•Armed conflicts, including the war in Ukraine, government actions and other events or third-party actions that disrupt supply chains, production, transportation, payments, and importation of nuclear materials or other critical supplies or services;
•The potential for sanctions and other measures affecting purchases of SWU or uranium or goods or services required for the purchase of such SWU or uranium;
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
•Market, international trade, and other conditions impacting Centrus’ customers and the industry; and
•The length and severity of the COVID -19 pandemic and its impact on our operations.
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

Revenue

We have two reportable segments: the LEU segment and the technical solutions segment.
Revenue from our LEU segment is derived primarily from the following:
•sales of the SWU component of LEU,
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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 86% and 77% of our total revenue for the three and six months ended June 30, 2022, respectively. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 50% of revenue from our LEU segment since 2020. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium component of LEU to utilities or where we sell natural uranium to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts.

Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer deliveries is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. Based on customers’ individual needs, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year or in subsequent years. Customer payments for the SWU component of LEU averaged approximately $6.5 million per order in the six months ended June 30, 2022. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

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

Recent proposals to severely limit or cut off supply of LEU from Russia have drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 46% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. Without Russian supply it is estimated that demand for enrichment for reactors outside of Russia would far exceed supply, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private or government sources to come on line.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
0
50
100
150
200
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
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

Technical Solutions

Our technical solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing, and operations services being performed under the HALEU Contract. With our government and private sector customers, we seek to leverage our domestic enrichment technology and experience, engineering know-how, and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio.

Government Contracting

On October 31, 2019, we signed the three-year cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. The existing HALEU Contract was originally expected to result in the Company having constructed centrifuges using the AC100M technology and enable the systems to enrich uranium to the 20% concentration in the uranium-235 isotope that is required by many of the advanced reactor concepts now under development. Centrus is the only company with an NRC license to enrich HALEU.

Commercial Contracting

Since March of 2018, Centrus has provided design, technical, and resource support for X-energy related to its Tri-Structural Isotropic (“TRISO”) fuel manufacturing process. Currently, work is being performed under a services agreement with X-energy signed in August 2021 to provide services for detailed design of the TRISO fuel fabrication facility and various support services for establishing their TRISO Research and Development Center. X-energy is funded under the current DOE cooperative agreement titled Advanced Reactor Demonstration Program (“ARDP”). At our discretion, the task orders under the new agreement may include in-kind contributions that we are not currently, but, may provide in the future.

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$85.5	$45.2	$40.3	89%
Uranium revenue	—	—	—	n/a
Total	85.5	45.2	40.3	89%
Cost of sales	26.1	27.0	(0.9)	(3)%
Gross profit	$59.4	$18.2	$41.2	226%

Technical solutions segment
Revenue	$13.6	$17.2	$(3.6)	(21)%
Cost of sales	12.1	18.3	(6.2)	(34)%
Gross profit (loss)	$1.5	$(1.1)	$2.6	236%

Total
Revenue	$99.1	$62.4	$36.7	59%
Cost of sales	38.2	45.3	(7.1)	(16)%
Gross profit	$60.9	$17.1	$43.8	256%

Revenue

Revenue from the LEU segment was $85.5 million and $45.2 million in the three months ended June 30, 2022 and 2021, respectively, an increase of $40.3 million (or 89%). The increase is due to a 136% increase in the average price of SWU, partially offset by a 20% decrease in the volume of SWU sold for the three months ended June 30, 2022, largely due to the variability in timing of utility customer orders and related contracts.

Revenue from uranium sales was $0 in the three months ended June 30, 2022 and 2021.

Revenue from the technical solutions segment was $13.6 million and $17.2 million in the three months ended June 30, 2022 and 2021, respectively, a decrease of $3.6 million (or 21%). The decrease in revenue in the three months ended June 30, 2022, was primarily related to a $2.9 million decrease in revenue generated by the HALEU Contract and a $1.0 million decrease in revenue generated by the X-energy contract.

Cost of Sales

Cost of sales for the LEU segment was $26.1 million and $27.0 million in the three months ended June 30, 2022 and 2021, respectively, a decrease of $0.9 million (or 3%). The decrease largely reflects decreases in the volume of SWU sold and in the average SWU unit cost. The volume of SWU sold decreased 20% for the three months ended June 30, 2022, and the average SWU unit cost decreased 5%. Cost of sales for the three months ended June 30, 2022, included $5.5 million for the revaluation of obligations for SWU borrowed in 2018-2022.

Cost of sales for the technical solutions segment was $12.1 million and $18.3 million in the three months ended June 30, 2022 and 2021, respectively, a decrease of $6.2 million (or 34%). The decrease of $6.2 million in the three months ended June 30, 2022, is related to a reduction in costs of approximately $5.6 million associated with the HALEU Contract and a reduction in costs of approximately $1.0 million associated with the X-energy contract, partially offset by new contract work of approximately $0.4 million. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit (Loss)

Gross profit for the LEU segment was $59.4 million and $18.2 million in the three months ended June 30, 2022 and 2021, respectively, an increase of $41.2 million (or 226%). The $41.2 million increase in gross profit in the three months ended June 30, 2022, was due primarily to an increase in the average profit margin per SWU, which was partially offset by a decrease in SWU sales volume.

Gross profit for the technical solutions segment was $1.5 million compared to a gross loss of $1.1 million in the three months ended June 30, 2022 and 2021, respectively, an increase of $2.6 million (or 236%). The $2.6 million increase in gross profit in the three months ended June 30, 2022 was primarily related to a $2.7 million increase in the gross profit generated from the HALEU Contract. The increase related to the HALEU Contract is primarily attributable to the Company’s costs under the HALEU Contract being fully recoverable in the current year as the Company had contributed its contractually required cost share as of December 31, 2021.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$98.3	$83.3	$15.0	18%
Uranium revenue	4.9	—	4.9	n/a
Total	103.2	83.3	19.9	24%
Cost of sales	40.9	52.4	(11.5)	(22)%
Gross profit	$62.3	$30.9	$31.4	102%

Technical solutions segment
Revenue	$31.2	$34.7	$(3.5)	(10)%
Cost of sales	26.3	36.8	(10.5)	(29)%
Gross profit (Loss)	$4.9	$(2.1)	$7.0	333%

Total
Revenue	$134.4	$118.0	$16.4	14%
Cost of sales	67.2	89.2	(22.0)	(25)%
Gross profit	$67.2	$28.8	$38.4	133%

Revenue

Revenue from the LEU segment was $103.2 million and $83.3 million in the six months ended June 30, 2022 and 2021, respectively, an increase of $19.9 million (or 24%). The increase is due to a 47% increase in the average price of SWU, partially offset by a 20% decrease in the volume of SWU sold in the six months ended June 30,

2022, largely due to the variability in timing of utility customer orders and the particular contracts under which SWU were sold during the periods.

Revenue from uranium sales was $4.9 million and $0 in the six months ended June 30, 2022 and 2021, respectively.

Revenue from the technical solutions segment was $31.2 million and $34.7 million in the six months ended June 30, 2022 and 2021, respectively, a decrease of $3.5 million (or 10%). The $3.5 million decrease in revenue in the six months ended June 30, 2022, was primarily related to a $6.6 million decrease in revenue from the HALEU Contract and a $1.7 million decrease in revenue from X-energy, partially offset by a $4.4 million increase in revenue generated from other contracts that started during the second half of 2021.
Cost of Sales

Cost of sales for the LEU segment was $40.9 million and $52.4 million in the six months ended June 30, 2022 and 2021, respectively, a decrease of $11.5 million (or 22%). The decrease largely reflects decreases in the volume of SWU sold and in the average SWU unit cost. The volume of SWU sold decreased 20% for the six months ended June 30, 2022 and the average SWU unit cost decreased 11%. Cost of sales for the six months ended June 30, 2022 included $5.5 million for the revaluation of obligations for SWU borrowed in 2018-2022.

Cost of sales for the technical solutions segment was $26.3 million and $36.8 million in the six months ended June 30, 2022 and 2021, respectively, a decrease of $10.5 million (or 29%). The decrease of $10.5 million in the six months ended June 30, 2022, is related to a reduction in costs of approximately $13.5 million associated with the HALEU Contract and a reduction in costs of approximately $2.1 million associated with the X-energy contract, partially offset by a $5.6 million increase in costs related to other contracts. The remaining decrease is related to costs incurred by new contract work of approximately $0.5 million. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit (Loss)

Gross profit for the LEU segment was $62.3 million and $30.9 million in the six months ended June 30, 2022 and 2021, respectively, an increase of $31.4 million (or 102%). The increase in gross profit was due primarily to an increase in the average profit margin per SWU, which was partially offset by a decrease in SWU sales volume.

Gross profit for the technical solutions segment was $4.9 million compared to a gross loss of $2.1 million in the six months ended June 30, 2022 and 2021, respectively, an increase of $7.0 million (or 333%). The $7.0 million increase in gross profit in the six months ended June 30, 2022 is related to a $6.9 million increase in the gross profit generated from the HALEU Contract which included a $1.6 million rent credit for the Piketon Facility. The remaining $0.1 million net increase in the gross margin is attributable to the Company’s other contracts. The increase related to the HALEU Contract is primarily attributable to the Company’s costs under the HALEU Contract being fully recoverable in the current year as the Company had contributed its contractually required cost share as of December 31, 2021.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Gross profit	$60.9	$17.1	$43.8	256%
Advanced technology costs	3.5	0.2	3.3	1650%
Selling, general and administrative	8.3	7.8	0.5	6%
Amortization of intangible assets	4.0	1.6	2.4	150%
Special charges for workforce reductions	0.5	—	0.5	n/a
Operating income	44.6	7.5	37.1	495%
Nonoperating components of net periodic benefit income	(3.4)	(4.3)	0.9	(21)%
Investment income	(0.2)	—	(0.2)	n/a
Income before income taxes	48.2	11.8	36.4	308%
Income tax expense	10.8	0.2	10.6	5300%
Net income	$37.4	$11.6	$25.8	222%

Advanced Technology Costs

Advanced technology costs were $3.5 million and $0.2 million in the three months ended June 30, 2022 and 2021, respectively, an increase of $3.3 million (or 1650%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the technical solutions segment, including costs for work at the Piketon facility prior to the commencement of the HALEU Contract work in June 2019 and costs to continue work on our advanced technology. The increase in the three months ended June 30, 2022 is primarily related to the focus on efforts to improve our technology.

Amortization of Intangible Assets

Amortization of intangible assets was $4.0 million and $1.6 million in the three months ended June 30, 2022 and 2021, respectively, an increase of $2.4 million (or 150%). Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $3.4 million and $4.3 million in the three months ended June 30, 2022 and 2021, respectively, a decrease of $0.9 million (or 21%).
Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $10.8 million and $0.2 million in the three months ended June 30, 2022 and 2021, respectively, an increase of $10.6 million (or 5300%). Income tax expense in all periods resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items; however, the company had minimal income tax expense for the three months ended June 30, 2021 as it was in a full federal valuation allowance. The Company had released a portion of its federal valuation allowance at the end of 2021 which has enabled it to use its deferred tax assets for the income from continuing operations in the current period. For more information about the valuation allowance, see Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2021. Based on Centrus’ analysis, there was no change to the tax valuation allowance during the first or second quarters of 2022.

Net Income

Net income was $37.4 million and $11.6 million in the three months ended June 30, 2022 and 2021, respectively, an increase of $25.8 million (or 222%). The $25.8 million increase in net income for the three months ended June 30, 2022 was primarily attributable to a $41.2 million increase in gross profit from the LEU segment, partially offset by a $10.6 million increase in income tax expense.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Gross profit	$67.2	$28.8	$38.4	133%
Advanced technology costs	4.6	0.7	3.9	557%
Selling, general and administrative	15.8	16.0	(0.2)	(1)%
Amortization of intangible assets	5.1	3.7	1.4	38%
Special charges for workforce reductions	0.5	—	0.5	n/a
Operating income	41.2	8.4	32.8	390%
Nonoperating components of net periodic benefit income	(6.7)	(8.6)	1.9	(22)%
Investment income	(0.2)	—	(0.2)	n/a
Income before income taxes	48.1	17.0	31.1	183%
Income tax expense	11.1	0.3	10.8	3600%
Net income	$37.0	$16.7	$20.3	122%

Advanced Technology Costs

Advanced technology costs were $4.6 million and $0.7 million in the six months ended June 30, 2022 and 2021, respectively, an increase of $3.9 million (or 557%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the technical solutions segment, including costs for work at the Piketon facility prior to the commencement of the HALEU Contract work in June 2019 and costs to continue work on our advanced technology. The increase in the six months ended June 30, 2022, is primarily related to the focus on efforts to improve our technology.

Amortization of Intangible Assets

Amortization of intangible assets was $5.1 million and $3.7 million in the six months ended June 30, 2022 and 2021, respectively, an increase of $1.4 million (or 38%). Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $6.7 million and $8.6 million for the six months ended June 30, 2022 and 2021, respectively, a decrease of $1.9 million, or (22%). Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $11.1 million and $0.3 million in the six months ended June 30, 2022 and 2021, respectively, an increase of $10.8 million (or 3600%). Income tax expense in all periods resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items; however, the company had minimal income tax expense for the six months ended June 30, 2021 as it was in a full federal valuation allowance. The Company had released a portion of its federal valuation allowance at the end of 2021 which has enabled it to use its deferred tax assets for the income from continuing operations in the current period. For more information about the valuation allowance, see Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2021. Based on Centrus’ analysis, there was no change to the tax valuation allowance during the first or second quarters of 2022.

Net Income

Net income was $37.0 million and $16.7 million in the six months ended June 30, 2022 and 2021, respectively, an increase of $20.3 million (or 122%). The $20.3 million increase in net income for the six months ended June 30, 2022 was primarily attributable to increases in gross profit of $31.4 million in the LEU segment and a $7.0 million in the Technical Solutions segment, partially offset by a $10.8 million increase in income tax expense discussed above.

Net Income per Share

Refer to Note 9, Net Income per Share, of the Consolidated Financial Statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator (in millions):
Net income	$37.4	$11.6	$37.0	$16.7
Less: Preferred stock dividends - undeclared and cumulative	—	0.7	—	1.4
Less: Distributed earnings allocable to retired preferred shares	—	—	—	6.6
Net income allocable to common stockholders	$37.4	$10.9	$37.0	$8.7

Plus: Distributed earnings allocable to retired preferred shares	$—	$—	$—	$6.6

Adjusted net income, including distributed earnings allocable to retired preferred shares (Non-GAAP)	$37.4	$10.9	$37.0	$15.3

Denominator (in thousands) (a):
Average common shares outstanding - basic	14,587	13,443	14,567	13,132
Average common shares outstanding - diluted	14,876	13,743	14,903	13,452

Net income per share (in dollars):
Basic	$2.56	$0.81	$2.54	$0.66
Diluted	$2.51	$0.79	$2.48	$0.65

Plus: Effect of distributed earnings allocable to retired preferred shares, per common share (in dollars):
Basic	$—	$—	$—	$0.51
Diluted	$—	$—	$—	$0.49

Adjusted Net Income per Share (Non-GAAP) (in dollars):
Basic	$2.56	$0.81	$2.54	$1.17
Diluted	$2.51	$0.79	$2.48	$1.14
(a) For details related to average shares outstanding, refer to Note 9, Net Income per Share of the Consolidated Financial Statements.

Liquidity and Capital Resources

We ended the second quarter of 2022, with a consolidated cash balance of $115.6 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID -19 and other conditions, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

We believe our sales order book in our LEU segment is a source of stability for our liquidity position. Subject to market conditions, we see the potential for growing uncommitted demand for LEU during the next few years with accelerated open demand in 2025 and beyond.

Cash resources and net sales proceeds from our LEU segment fund technology costs that are outside of our customer contracts in the technical solutions segment and general corporate expenses, including cash interest payments on our debt. We believe our investment in advanced U.S. uranium enrichment technology will position the Company to meet the needs of our customers as they deploy advanced reactors and next generation fuels. We signed the three-year HALEU Contract with DOE in October 2019. Under the HALEU Contract, the Company contributed its required contribution through November 30, 2021. The program has been under way since May 31, 2019, when Centrus and DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized.

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the ARDP. Our HALEU Contract expires in November 2022, and although we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. If we are able to win a contract from DOE to operate the cascade, our goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

On June 28, 2022, the DOE released an RFP for the completion and operation of the demonstration cascade. If a contract is awarded to the Company under the terms proposed by DOE, the cost share could have a material impact on the Company’s liquidity during Phase I of the base contract but the degree of impact cannot be estimated at this time. In the event that funding by the U.S. government for research, development and demonstration of gas centrifuge technology is reduced or discontinued, or we are not awarded a DOE contract to operate the cascade we are now constructing under the HALEU Contract, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

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

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2022	2021
Cash provided by (used in) operating activities	$(56.2)	$2.9
Cash used in investing activities	(0.5)	(0.7)
Cash provided by (used in) financing activities	(3.2)	21.8
Increase (decrease) in cash, cash equivalents and restricted cash	$(59.9)	$24.0

Operating Activities

In the six months ended June 30, 2022, net cash used in operating activities was $56.2 million. The net decrease was due to an increase in payments made to suppliers, as reflected by the decrease in payables under inventory purchase agreements of $37.9 million and an increase in inventories of $10.7 million. Cash used in operations was also impacted by a decrease in cash collected from customers, which resulted from the timing of customer shipments and related contract terms, partially reflected in the net decrease in deferred revenue and advances from customers, net of deferred costs, of $30.6 million.

In the six months ended June 30, 2021, net cash used in operating activities was $2.9 million. The increase in inventories of $11.1 million reflects a significant use of cash. The net decrease in cash year-over-year is also the result of a net reduction of $7.8 million in deferred revenue and advances from customers which reflects revenue recognized in the current period related to payments received in advance in a prior period. Uses of cash are also reflected in the decrease in pension and postretirement benefit liabilities of $14.8 million. The net income of $16.7 million in the six months ended June 30, 2021, net of non-cash expenses, the $10.6 million decrease in accounts receivable, and the increase in payables under inventory purchase agreements of $7.8 million reflect sources of cash.
Investing Activities

Capital expenditures were $0.5 million and $0.7 million in the six months ended June 30, 2022 and 2021, respectively.

Financing Activities

In both the six months ended June 30, 2022 and 2021, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% notes (the “8.25% Notes”) maturing in February 2027. In the six months ended June 30, 2021, net cash provided by financing activities also included net proceeds of $27.2 million raised from the issuance of common stock pursuant to a Registration Statement on Form S-3.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$115.6	$193.8
Accounts receivable	24.0	29.1
Inventories, net	120.8	82.7
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(129.5)	(159.8)
Other current assets and liabilities, net	(1.9)	(67.1)
Working capital	$122.9	$72.6

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

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027. Additional terms and conditions of the 8.25% Notes are described in Note 6, Debt, of the Consolidated Financial Statements and Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Commitments under Long-Term SWU Purchase Agreements

Refer to Note 11, Commitments and Contingencies, of the Consolidated Financial Statements for additional information.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at June 30, 2022.

Critical Accounting Policies Estimates

There have been no significant changes to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of June 30, 2022, the end of the period covered by this Quarterly Report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The current war in Ukraine and related international sanctions and restrictions on trade could have an adverse impact on our business, results of operations, and financial condition.

The current war in Ukraine has led the United States, Russia, and other countries to impose sanctions and other measures that restrict international trade. At present, sanctions have not directly impacted the ability of the Company or TENEX to perform under the TENEX Supply Contract, but the situation is rapidly changing, and it is not possible to predict future actions that could be taken.

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

Further, sanctions by the United States, Russia or other countries may impact performance of the TENEX Supply Contract and our ability to transport, import, take delivery or make payments related to the LEU we purchase. In June 2022, Canada prohibited Canadian entities from providing transportation services to Russians or person in Russian in various industries, including enrichment of uranium. A company that provides transportation services to the Company under the TENEX Supply Contract interpreted the sanction as applying to transporting of Russian LEU for the Company, and the Canadian company informed the Company that it could not load Russian LEU until it received a permit from the Canadian government. Although the permit was issued, it is only valid for one year, meaning that, absent a renewal of the permit, the Company will need to find an alternative transportation company, which may be difficult and costly because of the limited number of qualified providers.

The uncertainty created by the Canadian sanctions and the lack of options for alternative suppliers illustrates the fact that even if sanctions or other restrictions are not imposed, the reaction of the U.S. and foreign governments to current events in Ukraine could impact our ability to make future sales. In addition, uncertainty in the market will tend to push market prices up, and since a portion of the price paid under our TENEX Supply Contract is based on commodity indices, an increase in market prices will have a corresponding impact on our cost of sales.

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

If measures were taken to limit the import of Russian LEU or to prohibit or limit dealings with Russian entities, including, but not limited to, TENEX or the Russian State Atomic Energy Corporation, the Company would seek a license, waiver, or other approval from the government imposing such measures to ensure that the Company could continue to fulfill its purchase and sales obligations using LEU delivered under the TENEX Supply Contract. There is no assurance that such a license, waiver, or approval would be granted. If a license, waiver, or approval were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX. The Company has contracts for alternative sources that could be used to mitigate a portion of the near-term impacts. However, to the extent these sources were insufficient or more expensive or additional supply cannot be obtained, it could have a material adverse impact on our business, results of operations, and competitive position.

The current uncertainty regarding trade with Russia, as well as the actions of Russia in the war against Ukraine, may affect our ability to make future sales. Additionally, customers may seek to re-negotiate existing contracts, refuse to take deliveries of Russian LEU, or take other actions which could have a material adverse impact on our business, results of operations, and competitive position. Finally, since the majority of our supply contracts include a market-based pricing component, the rapidly rising market prices due to the war in Ukraine and the associated sanctions could materially increase our cost of sales under our existing supply contracts, including but not limited to, the TENEX Supply Contract.

Item 6. Exhibits

Exhibit No.	Description

10.1	Executive Incentive Plan dated April 8, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022). (b)

10.2
Form of Employee Restricted Stock Award Notice under the Executive Incentive Plan dated April 8, 2022. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022). (b)

10.3
Modification 18 to Agreement, dated April 7, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.4
Modification 19 to Agreement, dated April 25, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.5	Modification 20 to Agreement, dated May 18, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.6	Modification 21 to Agreement, dated July 7, 2022, by and between American Centrifuge Operating, LLC and the U. S. Department of Energy. (a)

10.7	Modification 22 to Agreement, dated July 27, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy. (a)

10.8	Modification 23 to Agreement, dated July 29, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy. (a)

10.9	Modification 24 to Agreement, dated August 1, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed in interactive data file (XBRL) format.

(a)Filed herewith.
(b)Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

August 5, 2022	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)