Form 10-Q
period 2022-09-30
CENTRUS ENERGY CORP
filed 2022-11-09
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
    Yes ☐     No ☒
As of November 1, 2022, there were 13,820,556 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

For Centrus Energy Corp., particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the novel coronavirus (“COVID-19”) pandemic and subsequent variants, and any worsening of the global business and economic environment as a result; risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures imposed by either the U.S. or foreign governments, organizations (including the United Nations, the European Union or other international organizations), entities or persons, that could directly or indirectly impact our ability to obtain or sell low enriched uranium (“LEU”) under our existing supply contract with the Russian government-owned entity TENEX, Joint-Stock Company (“TENEX”); risks related to the refusal of TENEX to deliver LEU to us if TENEX is unable to receive payments, receive the return of natural uranium, as a result of any government, international or corporate actions or directions or other reasons; risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects; risks related to financial difficulties experienced by customers or suppliers, including possible bankruptcies, insolvencies or any other inability to pay for our products or services or delays in making timely payment; risks related to pandemics, endemics, and other health crises; risks related to the impact and potential extended duration of a supply/demand imbalance in the market for LEU; risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements including those imposed under the 1992 Russian Suspension Agreement as amended, international trade legislation and other international trade restrictions; risks related to existing or new trade barriers and contract terms that limit our ability to procure LEU for, or deliver LEU to customers; risks related to pricing trends and demand in the uranium and enrichment markets and their impact on our profitability; risks related to the movement and timing of customer orders; risks related to our dependence on others, such as our transporters, for deliveries of LEU including deliveries from TENEX, under our commercial supply agreement with TENEX and deliveries under our long-term commercial supply agreement with Orano Cycle (“Orano”) or other suppliers; risks associated with our reliance on third-party suppliers and service providers to provide essential products and services to us; risks related to the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned; risks that our ability to compete in foreign markets may be limited for various reasons; risks related to the fact that our revenue is largely dependent on our largest customers; risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability; risks related to whether or when government funding or demand for high-assay low-enriched uranium (“HALEU”) for government or commercial uses will materialize; risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology; risks related to (i) our ability to perform and absorb costs under our agreement with the U.S. Department of Energy (“DOE”) to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors (the “HALEU Contract”), (ii) our ability to obtain contracts and funding to be able to continue operations and (iii) our ability to obtain and/or perform under other agreements; risks that (i) we may not obtain the full benefit of the HALEU Contract and may not be able or allowed to operate the HALEU enrichment facility to produce HALEU after the completion of the existing HALEU Contract or (ii) the HALEU enrichment facility may not be available to us as a future source of supply; risks related to uncertainty regarding our ability to commercially deploy competitive enrichment technology; risks related to the potential for further demobilization or termination of our American Centrifuge work; risks that we will not be able to timely complete the work that we are obligated to perform; risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Contract, including the risk that costs could be higher than expected; risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations; risks relating to our 8.25% notes (the “8.25% Notes”) maturing in February 2027; risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year; risks related to the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities; risks related to the Company’s capital concentration; risks related to the value of our intangible assets related to the sales order book and customer relationships; risks related to the limited trading markets in our securities; risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance; risks that a small number of holders of our Class A Common Stock, par value $0.10 per share (“Class A Common Stock”) (whose interests may not be aligned with other holders of our Class A Common Stock), may exert significant influence over the direction of the Company; risks related to (i) the use of our net operating losses (“NOLs”) carryforwards and net unrealized built-in losses (“NUBILs”) to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”) and (ii) our ability to generate taxable income to utilize all or a portion of the NOLs prior to the expiration thereof and NUBILs; failures or security breaches of our information technology systems; risks related to our ability to attract and retain key personnel; risks related to the potential for the DOE to seek to terminate or exercise its remedies under its agreements with the Company; risks related to actions, including reviews, that may be taken by the United States government, the Russian government or other governments that could affect our ability to perform under our contractual obligations or the ability of our sources of supply to perform under their contractual obligations to us; risks related to our ability to perform and receive timely payment under agreements with the DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits; risks related to changes or termination of agreements with the U.S. government or other counterparties; risks related to the competitive environment for our products and services; risks related to changes in the nuclear energy industry; risks related to the competitive bidding process associated with obtaining contracts, including government contracts; risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; risks related to potential strategic transactions that could be difficult to implement, disrupt our business or change our business profile significantly; risks related to the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits); risks related to the impact of government regulation and policies including by the DOE and the U.S. Nuclear Regulatory Commission; risks of accidents during the transportation, handling or processing of hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations; risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, gaseous diffusion plants; and other risks and uncertainties discussed in this and our other filings with the Securities and Exchange Commission (“SEC”), including under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$131.7	$193.8
Accounts receivable	7.4	29.1
Inventories	209.3	91.1
Deferred costs associated with deferred revenue	135.3	143.3
Other current assets	25.2	8.6
Total current assets	508.9	465.9
Property, plant and equipment, net of accumulated depreciation of $3.4 million as of September 30, 2022 and $3.0 million as of December 31, 2021	5.4	5.3
Deposits for financial assurance	21.1	2.8
Intangible assets, net	48.5	54.7
Deferred tax assets	32.6	41.4
Other long-term assets	1.7	2.3
Total assets	$618.2	$572.4

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$30.0	$37.8
Payables under inventory purchase agreements	21.5	37.9
Inventories owed to customers and suppliers	75.4	8.4
Deferred revenue and advances from customers	264.9	303.1
Current debt	6.1	6.1
Total current liabilities	397.9	393.3
Long-term debt	95.7	101.8
Postretirement health and life benefit obligations	112.8	114.9
Pension benefit liabilities	12.4	23.1
Advances from customers	46.2	45.1
Long-term inventory loans	45.8	22.4
Other long-term liabilities	7.7	13.7
Total liabilities	718.5	714.3
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 13,770,556 and 13,649,933 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1.4	1.4
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of September 30, 2022 and December 31, 2021	0.1	0.1
Excess of capital over par value	151.7	140.7
Accumulated deficit	(253.7)	(284.6)
Accumulated other comprehensive income	0.2	0.5
Total stockholders’ deficit	(100.3)	(141.9)
Total liabilities and stockholders’ deficit	$618.2	$572.4

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Separative work units	$7.7	$19.1	$106.0	$102.4
Uranium	12.5	12.9	17.4	12.9
Technical solutions	13.0	59.3	44.2	94.0
Total revenue	33.2	91.3	167.6	209.3
Cost of Sales:
Separative work units and uranium	18.9	23.7	59.8	76.1
Technical solutions	12.0	18.1	38.3	54.9
Total cost of sales	30.9	41.8	98.1	131.0
Gross profit	2.3	49.5	69.5	78.3
Advanced technology costs	5.4	0.6	10.0	1.3
Selling, general and administrative	8.6	9.0	24.4	25.0
Amortization of intangible assets	1.1	1.7	6.2	5.4
Special charges for workforce reductions	—	—	0.5	—
Operating income (loss)	(12.8)	38.2	28.4	46.6
Nonoperating components of net periodic benefit income	(4.4)	(4.3)	(11.1)	(12.9)
Interest expense	0.1	—	0.1	—
Investment income	(0.6)	—	(0.8)	—
Income (loss) before income taxes	(7.9)	42.5	40.2	59.5
Income tax expense (benefit)	(1.8)	0.4	9.3	0.7
Net income (loss) and comprehensive income (loss)	(6.1)	42.1	30.9	58.8
Preferred stock dividends - undeclared and cumulative	—	0.7	—	2.1
Distributed earnings allocable to retired preferred shares	—	—	—	6.6
Net income (loss) allocable to common stockholders	$(6.1)	$41.4	$30.9	$50.1

Net income (loss) per share:
Basic	$(0.42)	$3.01	$2.12	$3.75
Diluted	$(0.42)	$2.95	$2.06	$3.66
Average number of common shares outstanding (in thousands):
Basic	14,623	13,741	14,586	13,365
Diluted	14,623	14,056	14,974	13,702

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2022	2021
OPERATING
Net income	$30.9	$58.8
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	6.7	5.8
Accrued loss on long-term contract	(0.5)	(6.5)
Deferred tax assets	8.8	(0.1)
Equity related compensation	2.2	0.4
Revaluation of inventory borrowing	5.5	4.8
Changes in operating assets and liabilities:
Accounts receivable	21.8	12.7
Inventories	(98.9)	0.1
Inventories owed to customers and suppliers	66.9	2.1
Other current assets	(16.6)	(1.5)
Accounts payable and other liabilities	(1.9)	7.2
Payables under inventory purchase agreements	(16.3)	(19.0)
Deferred revenue and advances from customers, net of deferred costs	(30.4)	(8.6)
Pension and postretirement benefit liabilities	(13.0)	(55.3)
Other, net	(0.3)	(0.1)
Cash provided by (used in) operating activities	(35.1)	0.8

INVESTING
Capital expenditures	(0.6)	(0.7)
Cash used in investing activities	(0.6)	(0.7)

FINANCING
Proceeds from the issuance of common stock, net	—	27.2
Exercise of stock options	0.2	0.5
Withholding of shares to fund grantee tax obligations under stock-based compensation plan	(1.9)	(2.4)
Payment of interest classified as debt	(6.1)	(6.1)
Other	(0.3)	(0.3)
Cash provided by (used in) financing activities	(8.1)	18.9

Increase (decrease) in cash, cash equivalents and restricted cash	(43.8)	19.0
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	196.8	157.9
Cash, cash equivalents and restricted cash, end of period (Note 3)	$153.0	$176.9

Non-cash activities:
Common stock and warrant issued in exchange for preferred stock	$—	$7.5
Reclassification of stock-based compensation liability to equity	$10.6	$7.5
Disposal of right to use lease assets from lease modification	$—	$1.0
Property, plant and equipment included in accounts payable and accrued liabilities	$—	$0.4
Equity issuance costs included in accounts payable and accrued liabilities	$—	$0.1

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)
Net income for the three months ended March 31, 2021	—	—	—	—	5.1	—	5.1
Issuance of common stock	—	0.1	—	23.7	—	—	23.8
Receivable from issuance of stock	—	—	—	(0.7)	—	—	(0.7)
Exchange of preferred stock for common stock and common stock warrant	—	—	—	7.5	(7.6)	—	(0.1)
Reclassification of stock-based compensation liability to equity	—	—	—	7.5	—	—	7.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.3	—	—	0.3
Balance at March 31, 2021	$0.1	$1.2	$0.1	$123.3	$(410.2)	$0.7	$(284.8)

Net income for the three months ended June 30, 2021	—	—	—	—	11.6	—	11.6
Issuance of common stock	—	0.1	—	3.4	—	—	3.5
Proceeds from prior issuance of stock	—	—	—	0.7	—	—	0.7
Stock-based compensation shares withheld for employee taxes	—	—	—	(2.4)	—	—	(2.4)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.1	—	—	0.1
Balance at June 30, 2021	$0.1	$1.3	$0.1	$125.1	$(398.6)	$0.6	$(271.4)

Net income for the three months ended September 30, 2021	—	—	—	—	42.1	—	42.1
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.3	—	—	0.3
Balance at September 30, 2021	$0.1	$1.3	$0.1	$125.4	$(356.5)	$0.5	$(229.1)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data) (Continued)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2021	$—	$1.4	$0.1	$140.7	$(284.6)	$0.5	$(141.9)
Net loss for the three months ended March 31, 2022	—	—	—	—	(0.4)	—	(0.4)
Options exercised	—	—	—	0.2	—	—	0.2
Reclassification of stock-based compensation liability to equity	—	—	—	10.6	—	—	10.6
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2022	$—	$1.4	$0.1	$150.1	$(285.0)	$0.4	$(133.0)

Net income for the three months ended June 30, 2022	—	—	—	—	37.4	—	37.4
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.8	—	—	0.8
Balance at June 30, 2022	$—	$1.4	$0.1	$150.9	$(247.6)	$0.3	$(94.9)

Net loss for the three months ended September 30, 2022	—	—	—	—	(6.1)	—	(6.1)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.8	—	—	0.8
Balance at September 30, 2022	$—	$1.4	$0.1	$151.7	$(253.7)	$0.2	$(100.3)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary, United States Enrichment Corporation, and its other subsidiaries, as of September 30, 2022, and for the three and nine months ended September 30, 2022, and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Balance Sheet as of December 31, 2021, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and nine months ended September 30, 2022 and 2021, are insignificant.

Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2021.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from separative work units (“SWU”) and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$7.4	$13.8	$27.3	$68.6
Foreign	12.8	18.2	96.1	46.7
Revenue - SWU and uranium	$20.2	$32.0	$123.4	$115.3

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

Accounts Receivable

	September 30, 2022	December 31, 2021
	($ millions)
Accounts receivable:
Billed	$2.0	$23.1
Unbilled *	5.4	6.0
Accounts receivable	$7.4	$29.1

* Billings under certain contracts in the Technical Solutions segment are invoiced based on approved provisional billing rates. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. The Company expects to invoice and collect the unbilled amounts after actual rates are submitted to the customer and approved. Unbilled revenue also includes unconditional rights to payment that are not yet billable under applicable contracts pending the compilation of supporting documentation.

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	September 30, 2022	December 31, 2021	Year-To-Date Change
Accrued loss on HALEU Contract:
Current - Accounts payable and accrued liabilities	$—	$0.5	$(0.5)
Deferred revenue - current	$249.6	$288.1	$(38.5)
Advances from customers - current	$15.3	$15.0	$0.3
Advances from customers - noncurrent	$46.2	$45.1	$1.1

Previously deferred sales recognized in revenue totaled $59.7 million and $28.5 million in the nine months ended September 30, 2022 and 2021, respectively.

LEU Segment

The SWU component of low-enriched uranium (“LEU”) typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales generally are shorter-term, fixed-commitment contracts. The Company’s order book of sales under contract in the LEU segment (“order book”) extends to 2029. As of September 30, 2022, the order book was approximately $1.0 billion. The order book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $311.1 million of Deferred Revenue and Advances from Customers. As of December 31, 2021, the order book was also approximately $1.0 billion.

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

In 2019, under the HALEU Contract, DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE has modified the contract several times to increase the total contract funding to $156.3 million as of September 30, 2022. Subsequent to September 30, 2022, an additional modification increased the total contract funding to $158.9 million. In April 2022, the DOE modified the HALEU Contract to extend the period of performance to November 30, 2022. Costs under the HALEU Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The impact to Cost of Sales in the nine months ended September 30, 2022 and 2021, is $0.5 million and $6.5 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of September 30, 2022, a total of $19.6 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities is $0. The Company has received aggregate cash payments under the HALEU Contract of $155.1 million through September 30, 2022.

As previously reported, the DOE experienced a COVID-19 related supply chain delay in obtaining the HALEU storage cylinders. As a result, the DOE elected to change the scope of the existing contract and move the operational portion of the demonstration to a new, competitively-awarded contract. The Company does not currently have a contractual obligation to perform work in excess of the funding provided by DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

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

Revenue for the Technical Solutions segment in the three and nine months ended September 30, 2021, also includes $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract with DOE unrelated to the HALEU Contract. Under the terms of the settlement agreement, DOE paid the Company $43.5 million, of which $33.8 million was contributed to the pension plan in September 2021 for its subsidiary United States Enrichment Corp. (“Enrichment Corp.”) and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. After receiving payment, at the Company’s request, the case was dismissed.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$131.7	$193.8
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	21.1	2.8
Total cash, cash equivalents and restricted cash	$153.0	$196.8

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	September 30, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$18.6	$—	$—
Workers Compensation	—	2.4	—	2.6
Other	0.2	0.1	0.2	0.2
Total deposits for financial assurance	$0.2	$21.1	$0.2	$2.8

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

4. INVENTORIES

Centrus holds uranium at licensed locations (e.g., fabricators) in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations to meet book transfer requests by customers and suppliers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	September 30, 2022			December 31, 2021
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$12.0	$—	$12.0	$8.8	$—	$8.8
Uranium	197.3	75.4	121.9	82.3	8.4	73.9
Total	$209.3	$75.4	$133.9	$91.1	$8.4	$82.7

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or net realizable value. There were no valuation adjustments in the three and nine months ended September 30, 2022 and 2021.

The Company may also borrow SWU or uranium from customers or suppliers, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March and May 2022, the Company borrowed SWU which was recorded to inventory at a value of $9.4 million and $8.5 million, respectively. The inventory value was calculated based on the anticipated sourcing of inventory for repayment at the date of acquisition. In June 2022, the Company performed a revaluation of the Long-term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. This revaluation was recorded to Cost of Sales and resulted in an increase of $5.5 million to the related liability. In October 2022, the Company borrowed additional SWU which was collateralized by restricted cash of $11.2 million.

In 2018 through 2020, the Company borrowed SWU inventory valued at $20.7 million. The cumulative liability was revalued to $25.5 million in the third quarter of 2021 to reflect an updated projection of the timing and sources of inventory to be used for repayment. Cost of Sales for the three and nine months ended September 30, 2021, includes the related expense of $4.8 million.

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

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$38.3	$16.3	$54.6	$35.5	$19.1
Customer relationships	68.9	36.7	32.2	68.9	33.3	35.6
Total	$123.5	$75.0	$48.5	$123.5	$68.8	$54.7

6. DEBT

A summary of debt is as follows (in millions):

		September 30, 2022		December 31, 2021
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	21.4	6.1	27.5
Total		$6.1	$95.7	$6.1	$101.8

Interest on the Company’s 8.25% notes (the “8.25% Notes”) maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring, therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of September 30, 2022 and December 31, 2021, $6.1 million of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets. Additional terms and conditions of the 8.25% Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$131.7	$—	$—	$131.7	$193.8	$—	$—	$193.8
Deferred compensation asset (a)	2.3	—	—	2.3	3.2	—	—	3.2

Liabilities:
Deferred compensation obligation (a)	$2.3	$—	$—	$2.3	$3.2	$—	$—	$3.2

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

Other Financial Instruments

As of September 30, 2022, and December 31, 2021, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	September 30, 2022			December 31, 2021
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$101.8	(b)	$70.0	$107.9	(b)	$74.3
(a) Based on recent trading prices and bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service costs	$0.7	$0.6	$2.0	$2.0
Interest costs	4.7	4.6	14.3	13.6
Amortization of prior service costs (credits), net	(0.1)	(0.1)	(0.2)	(0.1)
Expected return on plan assets (gains)	(8.9)	(9.6)	(26.7)	(28.8)
Net periodic benefit (credits)	$(3.6)	$(4.5)	$(10.6)	$(13.3)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest costs	$0.9	$0.9	$2.7	$2.6
Amortization of prior service costs (credits), net	$—	—	$(0.1)	(0.1)
Net periodic benefit costs	$0.9	$0.9	$2.6	$2.5

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Income.
On September 7, 2021, the Company collected $43.5 million from DOE, of which $33.8 million was contributed to the pension plan in September 2021 for its subsidiary, Enrichment Corp., and $9.7 million was deposited in October 2021, in a trust for payment of postretirement health benefits payable by Enrichment Corp. Refer to Note 2, Revenue and Contracts with Customers.

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income (loss) per share, the number of shares is increased by the weighted average number of potential shares related to stock compensation awards. No dilutive effect is recognized in a period in which a net loss has occurred.
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
The aggregate valuation of approximately $7.5 million, less accrued but unpaid dividends attributable to the acquired and retired shares of Preferred Stock, was considered for purposes of Net Income per Share for the nine months ended September 30, 2021, to be a deemed dividend in the aggregate amount equal to the amount by which it exceeded the carrying value of the Preferred Stock on the Balance Sheet of $6.6 million.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator (in millions):
Net income (loss)	$(6.1)	$42.1	$30.9	$58.8
Less: Preferred stock dividends - undeclared and cumulative	—	0.7	—	2.1
Less: Distributed earnings allocable to retired preferred shares	—	—	—	6.6
Net income (loss) allocable to common stockholders	$(6.1)	$41.4	$30.9	$50.1

Denominator (in thousands):
Average common shares outstanding - basic	14,623	13,741	14,586	13,365
Potentially dilutive shares related to stock options, restricted stock units, and warrant (a)	—	315	388	337
Average common shares outstanding - diluted	14,623	14,056	14,974	13,702

Net income (loss) per share (in dollars):
Basic	$(0.42)	$3.01	$2.12	$3.75
Diluted	$(0.42)	$2.95	$2.06	$3.66

(a) Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	401	—	—	—

10. STOCKHOLDERS’ EQUITY

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold, through its At-the-Market (ATM) offering at the market price, an aggregate of 1,238,637 shares of its Class A Common Stock in the nine months ended September 30, 2021, for a total of $28.7 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $27.6 million. Additionally, the Company recorded direct costs of $0.4 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a supplement dated December 31, 2020, to the prospectus. The Company has used and/or intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and deployment and to repay outstanding debt.

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

The Company and Kulayba LLC also entered into an Exchange Agreement, dated February 2, 2021 (the “Exchange Agreement”), pursuant to which Kulayba LLC agreed to exchange (the “Exchange”) 3,873 shares of

Preferred Stock, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Class A Common Stock priced at the closing market price of $21.62 on the date of the Exchange Agreement and (ii) a Centrus Energy Corp. Warrant to Purchase Class A Common Stock (the “Warrant”), exercisable for 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date of the Exchange Agreement, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant is exercisable by Kulayba LLC, unless terminated as provided in the Warrant, or the first to occur: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant) which results in the stockholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement. On October 17, 2022, the Company and Kulayba LLC amended the Warrant to permit the cashless exercise of the Warrant, whereby shares valued at the closing price on the day of the exercise would be withheld to pay the exercise price.

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

A portion of the April 2021 interim payment related to the 2019 grants referenced above was paid in shares of the Company’s Class A Common Stock at the discretion of the Board of Directors. The related obligation of $7.5 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2021 based on the market share price at the time of the Board of Directors’ decision. In the second quarter of 2021, the Company withheld $2.4 million of shares to fund the grantees’ tax withholding obligations relating to the April 2021 interim payment.

In September 2021, notional stock units and stock appreciation rights were granted to participating executives with a vesting period ending in April 2024. The September 2021 awards are payable in shares of the Company’s Class A Common Stock and the grant-date value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

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

In March 2022, restricted stock was granted to participating executives with a vesting period ending in March 2025. The March 2022 awards are payable in shares of the Company’s Class A Common Stock and the grant-date value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

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

The TENEX Supply Contract originally was signed with commitments through 2022, but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2022. As a result of exercising this right to reschedule, the Company will have purchase commitments that could extend through 2028.

The TENEX Supply Contract provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU. In such a case, the Company would pay for the SWU, but have to take the unordered SWU in the following year.

Pricing terms for SWU under the TENEX Supply Contract are based on a combination of market-related price points and other factors. This formula was subject to an adjustment at the end of 2018 that reduced the unit costs of SWU under this contract in 2019 and for the duration of the contract.

Orano

In 2018, the Company entered into an agreement (the “Orano Supply Agreement”) with the French company Orano Cycle for the long-term supply to the Company of SWU contained in LEU. The Orano Supply Agreement subsequently was assigned by Orano Cycle to its affiliate, Orano CE (“Orano”). Under the amended Orano Supply Agreement, the supply of SWU runs through 2030. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings.

Russian Suspension Agreement

Beginning in September 2022, the Russian Suspension Agreement is subject to two “sunset” reviews being conducted by the U.S. Department of Commerce (“DOC”) and the U.S. International Trade Commission (“ITC”), respectively, that will determine if the Russian Suspension Agreement should be maintained. These “sunset” reviews are required to be conducted every five years. This is the fifth round of “sunset reviews” of the Russian Suspension Agreement. The last round of reviews in 2016-17 concluded that termination of the Russian Suspension Agreement would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. uranium industry (a determination made by the ITC), which resulted in the Russian Suspension Agreement being maintained. Even if the Russian Suspension Agreement were terminated as a result of the “sunset” reviews, the quotas under the 2020 legislation would remain in place.

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

In 1993, the United States Enrichment Corporation, at that time a wholly owned government corporation (“USEC-Government”), entered into a lease for the Paducah and Portsmouth Gaseous Diffusion Plants (collectively, the “GDPs”) with the DOE. As part of that lease, DOE and USEC-Government also entered into a memorandum of understanding (“Power MOU”) regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became the United States Enrichment Corporation, now a principal subsidiary of the Company (“Enrichment Corp.”). Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp., and Enrichment Corp. was given the right to purchase power from DOE. The Paducah Gaseous Diffusion Plant (“Paducah GDP”) was shut down in 2013 and deleased by Enrichment Corp. in 2014. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to be decontaminated and decommissioned (“D&D”). According to DOE, the power purchase agreement with Electric Energy Inc. (“EEI”) requires DOE to pay for a portion of the D&D costs of the Joppa power plant and DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. The Company is assessing DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. The Company has not formed an opinion on the merits nor is it able to estimate the potential liability, if any, and no expense or liability has been accrued.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth Gaseous Diffusion Plant in Piketon, Ohio ( “Portsmouth GDP”) (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint to include Price-Anderson Nuclear Industries Indemnity Act (“Price-Anderson Act”) and eight other state law claims. On May 24, 2021, the Company, Enrichment Corp., and the other defendants filed their motion to dismiss the complaint. On March 31, 2022, the court granted our motion in part by dismissing claims brought on behalf of the minor children but allowed the other claims to proceed. As such, the discovery stage of litigation is continuing. On April 28, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the fourth amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 8, 2022, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Brad Allen Lykins, as administrator of the estate of Braden Aaron Lee Lykins in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Lykins Complaint”). In March 2021, Brayden Lykins, who was thirteen years old, passed away from leukemia. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Lykins’ death and seeks monetary damages. On August 30, 2022, the Company and Enrichment Corp. and the other defendants filed their answer to the Lykins Compliant. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
LEU segment:
Separative work units	$7.7	$19.1	$106.0	$102.4
Uranium	12.5	12.9	17.4	12.9
Total	20.2	32.0	123.4	115.3
Technical Solutions segment	13.0	59.3	44.2	94.0
Total revenue	$33.2	$91.3	$167.6	$209.3

Segment Gross Profit
LEU segment	$1.3	$8.3	$63.6	$39.2
Technical Solutions segment	1.0	41.2	5.9	39.1
Gross profit	$2.3	$49.5	$69.5	$78.3

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended September 30, 2022, two customers in the LEU segment individually represented $12.6 million and $7.3 million of revenue. In the nine months ended September 30, 2022, two customers in the LEU segment individually represented $44.9 million and $19.2 million of revenue. One customer in the Technical Solutions segment individually represented $11.7 million and $35.7 million of revenue in the three and nine months ended September 30, 2022, respectively.

In the three months ended September 30, 2021, one customer in the LEU segment individually represented $18.2 million of revenue and one customer in the Technical Solutions segment represented $56.5 million of revenue. In the nine months ended September 30, 2021, one customer in the LEU segment individually represented $28.5 million of revenue and one customer in the Technical Solutions segment individually represented $87.7 million of revenue.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited Consolidated Financial Statements and related notes appearing elsewhere in this report.

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social, and market uncertainty created by, among other things, the COVID-19 pandemic, including emerging variants, and the war in Ukraine. See “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

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

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a slow and steady rise, reaching $56 per SWU by December 31, 2021. In 2022, spot prices continue to increase substantially, reaching $95 per SWU by September 30, 2022. This represents an increase of 70% since the beginning of the year and 179% over the 2018 historic low. This sudden surge in the SWU spot price has been driven by uncertainty created as a result of Russia’s invasion of Ukraine, coupled with growing interest in nuclear power as a source of secure and carbon-free energy.

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and/or export controls against certain Russian organizations and/or individuals. While sanctions imposed to date do not preclude imports of Russian uranium enrichment, it is possible that additional restrictions could arise in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, which could have a negative material impact on our business. Further, sanctions could be imposed that may impact our ability to transport, import, take delivery or make payments related to the uranium enrichment we purchase.

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

When Russian supply is included, the uranium enrichment segment of the global nuclear fuel market is oversupplied, but without Russian supply, the global market would be undersupplied for uranium enrichment. Changes in the supply-demand balance and in the competitive landscape arising from the war in Ukraine may affect pricing trends, change customer spending patterns, and create uncertainty in the uranium market. To address these changes, we will continue to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Our Technical Solutions segment is dedicated to the restoration of America’s domestic uranium enrichment capability to play a critical role in meeting U.S. national security and energy security requirements and advancing America’s nonproliferation, energy, and climate objectives. Our Technical Solutions segment also is focused on repairing broken and vulnerable supply chains, providing clean energy jobs, and supporting the communities in which we operate. Our goal is to deliver major components of the next-generation nuclear fuels that will power the future of nuclear energy as it provides reliable carbon-free power around the world.

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

Centrus is working to pioneer U.S. production of high-assay, low-enriched uranium (“HALEU”), enabling the deployment of a new generation of HALEU-fueled reactors to meet the world’s growing need for carbon-free power. HALEU is a high-performance nuclear fuel component that is expected to be required by a number of advanced reactors, which are now under development for commercial and government uses. While existing reactors typically operate on LEU with the uranium-235 isotope concentration below 5%, HALEU is further enriched so that the uranium-235 concentration is between 5% and 20%. The higher U-235 concentration offers a number of potential advantages for advanced reactors, which may include better fuel utilization, improved performance, fewer refueling outages, simpler reactor designs, reduced waste volumes, and greater nonproliferation resistance.

The lack of a domestic HALEU supply is widely viewed as a major obstacle to the successful commercialization of these new reactors. For example, in surveys conducted by the U.S. Nuclear Industry Council in 2020 and 2021 , advanced reactor developers indicated that the number one issue that “keeps you up at night” was access to HALEU. As the only company with a license from the Nuclear Regulatory Commission (“NRC”) to enrich up to 20% uranium-235 assay HALEU, Centrus is uniquely positioned to fill a critical gap in the supply chain and facilitate the deployment of these promising next-generation reactors.

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

The demonstration contract was originally set to expire on June 1, 2022. However, the DOE experienced a COVID-19 related supply chain delay in obtaining the HALEU storage cylinders it was required to provide under the contract. Since it is not possible to begin HALEU production without the storage cylinders, it was not possible to complete the operational portion of the HALEU demonstration under the existing HALEU Contract. The HALEU Contract has been extended to November 30, 2022. Also, the DOE elected to change the scope of the HALEU Contract and move the operational portion of the demonstration to a new, competitively-awarded contract that would provide for operations beyond the term of the existing HALEU Contract.

On June 28, 2022, the DOE released a request for proposals (“RFP”) for the completion and operation of the demonstration cascade. The RFP provides for a 50/50 cost share contract for the initial phase of the base contract to complete the cascade and begin operations. The second phase includes continued operations and maintenance on a cost-plus-incentive-fee basis. Finally, the RFP includes options to extend performance for up to an additional nine years comprised of three options of three-years each, also on a cost-plus-incentive-fee basis. The award of a contract and the exercise of any options is subject to appropriation. If a contract is awarded to the Company under the terms proposed by DOE in the RFP, the cost share in Phase 1 could have a material impact on the Company’s liquidity during the initial phase of the base contract, although the degree of impact cannot be estimated at this time. DOE has incrementally increased funds on the existing HALEU contract with total funding to date of $158.9 million.

Additional COVID-19-related impacts, or additional changes to the existing scope of the HALEU Contract could result in further material increases to our estimate of the costs required to complete the existing HALEU Contract, as well as delay completion of the contract. The Company currently does not have a contractual obligation to perform work in excess of the funding provided by DOE and, therefore, no additional loss has been accrued as of September 30, 2022. If the DOE does not commit to additional costs, above the existing funding, we may incur costs or losses in future periods that, if material, could have an adverse impact on our financial condition and liquidity.

The Inflation Reduction Act signed into law on August 16, 2022, includes a $700 million appropriation for the DOE HALEU Availability Program, with the goal of making HALEU commercially available by 2026 of which $500 million will be available to support new production and $200 million for resolving related supply chain challenges such as HALEU transportation. On October 6, 2022, the Department of Energy issued a “Sources Sought” notice outlining a potential 10-year program to support the construction and operation of HALEU enrichment in the United States via government purchases of up to 25 metric tons of HALEU per year. The Sources Sought notice is a preliminary step, not a formal request for proposals, and the Department would require additional annual appropriations beyond what is contained in the Inflation Reduction Act to fully implement that program. On October 14, 2022, the Company attended an Industry Day, where the DOE provided additional information on the potential procurement activity. The Company is evaluating its next steps associated with participating in a potential future request for proposal.

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

COVID-19 Update

During the height of the COVID-19 pandemic, the Company implemented measures to protect its workforce and to maintain critical operations. Over the course of the HALEU Contract, our Technical Solutions segment was impacted by supply chain disruptions and increased costs as a result of the pandemic. We also experienced delays by our suppliers and increased costs from them as a result of the impact of COVID-19. Since then, government requirements and public health guidelines including Center for Disease Control (CDC) guidance, as well as business and industry best practices regarding COVID-19 and COVID-19 vaccines, changed as the public vaccination rates increased, new information became available, and further research was conducted. As a result, we have adjusted our measures accordingly. However, we continue to follow CDC guidance and monitor any new development relating to COVID-19 transmission rates to ensure we take appropriate actions to maintain the health and safety of our employees and our operations.

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

According to the World Nuclear Association, as of September 2022, there were 60 reactors under construction worldwide, about a third of which are in China. The United States, with 92 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from lower cost natural gas resources, until recently as gas prices have been rising, and the expansion of subsidized renewable energy. Twelve U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, there are active efforts to develop, demonstrate, and deploy next generation reactors in the United States, many of which are expected to require HALEU.

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. While ten reactors in Japan have restarted, an additional seven are expected to restart in 2023, with more reactors expected to follow in subsequent years. Due to the war in Ukraine, the European Union is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

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

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian organizations and/or individuals. While sanctions imposed to date do not preclude the import of Russian uranium products into the United States, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase, and may require us to increase purchases from non-Russian sources to the extent available.

In response to the war in Ukraine, there have been proposals in U.S. Congress and elsewhere to ban imports of uranium products that could affect our ability to import LEU in one or more years under the TENEX Supply Contract but none of these have been adopted as of the date of this filing.

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

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our sales order book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2022-2027. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Given the current uncertainty and disruption in the market, due to among other things, the war in Ukraine, we are no longer providing guidance on our results of operations for 2022. Please see Forward Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Our order book of sales under contract in the LEU segment extends to 2029. As of September 30, 2022 and December 31, 2021, our order book was approximately $1.0 billion. The order book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $0.3 billion of deferred revenue and advances from customers as of September 30, 2022, whereby customers have made advance payments to be applied against future deliveries. No orders in our order book are considered at risk related to customer operations. These medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as, the Russian Suspension Agreement, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract as well as the potential for additional sanctions and other restrictions in response to the evolving situation regarding the war in Ukraine.

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
•The potential for sanctions and other measures affecting purchases of SWU or uranium or goods or services required for the purchase or delivery of such SWU or uranium;
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
•Actions taken by customers and suppliers, including actions that might affect existing contracts;
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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 61% and 74% of our total revenue for the three and nine months ended September 30, 2022, respectively. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 50% of revenue from our LEU segment since 2020. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium component of LEU to utilities or where we sell natural uranium to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts.

Revenue is recognized at the time LEU or uranium is delivered under the terms of our contracts. The timing of customer deliveries is affected by, among other things, electricity markets, reactor operations, maintenance and refueling outages, and customer inventories. Based on customers’ individual needs, some customers are building inventories and may choose to take deliveries under annual purchase obligations later in the year or in subsequent years. Customer payments for the SWU component of LEU averaged approximately $7.6 million per order in the nine months ended September 30, 2022. As a result, a relatively small change in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the Consolidated Financial Statements for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and natural uranium. Market prices for SWU and uranium significantly declined from 2011 until mid-2018, when they began to trend upward. More recently, market uncertainty in the wake of the Russian invasion of Ukraine has driven SWU and uranium prices sharply higher. Since our sales order book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags published price indicators by several years. While some sales reflect the low prices prevalent in recent years, certain older contracts included in our order book have sales prices that are significantly above current market prices.

Recent proposals to severely limit or cut off supply of LEU from Russia have drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 46% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the World Nuclear Association, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private or government sources to come on line.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for natural uranium hexafluoride (“UF6”), as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

175
150
125
100
75
50
25
$/Unit
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Sep-22
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. On occasion, we will accept payment in euros for spot sales that may be subject to short-term exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, nominally commencing in 2023, with prices payable in a combination of U.S. dollars and euros, but with a contract-defined exchange rate.

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

Government Contracting

On October 31, 2019, we signed the three-year cost-share HALEU Contract with DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program has been under way since May 31, 2019, when the Company and DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. Centrus is competing for a follow-on contract to complete construction, make the cascade operational, and then operate the cascade and produce HALEU. Centrus is the only company with an NRC license to enrich HALEU.

Commercial Contracting

Since March of 2018, Centrus has provided design, technical, and resource support for X-energy related to its Tri-Structural Isotropic (“TRISO”) fuel manufacturing process. Currently, work is being performed under a services agreement with X-energy signed in August 2021 to provide services for detailed design of the TRISO fuel fabrication facility and various support services for establishing their TRISO Research and Development Center. X-energy is funded under the current DOE cooperative agreement titled Advanced Reactor Demonstration Program (“ARDP”). At our discretion, the task orders under the new agreement may include in-kind contributions that we are not currently providing, but, may provide in the future. The existing contractual scope of work expires on December 31, 2022, and may or may not be extended at the discretion of the X-energy.

Prior Site Services Work

We formerly performed sites services work under contracts with DOE and its contractors at the former Portsmouth GDP. In September 2021, the Company and DOE fully settled the Company’s claims for reimbursement of certain pension and postretirement benefit costs incurred in connection with a past cost-reimbursable contract for work performed at the Portsmouth GDP. Under the terms of the settlement agreement, DOE paid the Company $43.5 million in September 2021, of which $33.8 million was contributed in September 2021 to the pension plan for its subsidiary United States Enrichment Corp. (“Enrichment Corp.”) and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. The payment of $43.5 million is included in revenue of the Technical Solutions segment for the three and nine months ended September 30, 2021.

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$7.7	$19.1	$(11.4)	(60)%
Uranium revenue	12.5	12.9	(0.4)	(3)%
Total	20.2	32.0	(11.8)	(37)%
Cost of sales	18.9	23.7	(4.8)	(20)%
Gross profit	$1.3	$8.3	$(7.0)	(84)%

Technical Solutions segment
Revenue	$13.0	$59.3	$(46.3)	(78)%
Cost of sales	12.0	18.1	(6.1)	(34)%
Gross profit	$1.0	$41.2	$(40.2)	(98)%

Total
Revenue	$33.2	$91.3	$(58.1)	(64)%
Cost of sales	30.9	41.8	(10.9)	(26)%
Gross profit	$2.3	$49.5	$(47.2)	(95)%

Revenue

Revenue from the LEU segment was $20.2 million and $32.0 million in the three months ended September 30, 2022 and 2021, respectively, a decrease of $11.8 million (or 37%). The decrease is due to a 76% decrease in the average price of SWU sold, partially offset by a 60% increase in the volume of SWU sold, for the three months ended September 30, 2022, largely due to the variability in timing of utility customer orders and related contracts.

Revenue from uranium sales was $12.5 million and 12.9 million in the three months ended September 30, 2022 and 2021, respectively.

Revenue from the Technical Solutions segment was $13.0 million and $59.3 million in the three months ended September 30, 2022 and 2021, respectively, a decrease of $46.3 million (or 78%). Revenue in the third quarter of 2021 included $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract performed at the Portsmouth GDP. Excluding this settlement, the decrease in revenue in the three months ended September 30, 2022, was primarily related to a $1.2 million decrease in revenue generated by the HALEU Contract and a $0.8 million decrease in revenue generated by the X-Energy contract, as well as a $0.8 million decrease across other contracts.

Cost of Sales

Cost of sales for the LEU segment was $18.9 million and $23.7 million in the three months ended September 30, 2022 and 2021, respectively, a decrease of $4.8 million (or 20%). The decrease is primarily a result of a $4.8 million charge to cost of sales for the three months ended September 30, 2021 for the revaluation of obligations for SWU borrowed.

Cost of sales for the Technical Solutions segment was $12.0 million and $18.1 million in the three months ended September 30, 2022 and 2021, respectively, a decrease of $6.1 million (or 34%). The decrease of $6.1 million in the three months ended September 30, 2022, is related to a reduction in costs of approximately $4.5 million associated with the HALEU Contract, $0.9 million associated with the X-energy contract, and $0.7 million associated with other contracts. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit

Gross profit for the LEU segment was $1.3 million and $8.3 million in the three months ended September 30, 2022 and 2021, respectively, a decrease of $7.0 million (or 84%). The $7.0 million decrease in gross profit in the three months ended September 30, 2022, was due primarily to a decrease in the average profit margin per SWU, which was partially offset by an increase in SWU sales volume.

Gross profit for the Technical Solutions segment was $1.0 million and $41.2 million in the three months ended September 30, 2022 and 2021, respectively, a decrease of $40.2 million (or 98%). Gross profit in the three months ended September 30, 2021, included $43.5 million of revenue related to the settlement of the Company’s claim for costs incurred in connection with a prior cost-reimbursable contract with DOE. Excluding the settlement with DOE, gross profit increased $3.3 million in the three-month period mainly due to a $3.2 million increase in the gross profit generated from the HALEU Contract. The increase related to the HALEU Contract is primarily attributable to the Company’s costs under the HALEU Contract being fully recoverable in the current year, as the Company had contributed its contractually required cost share prior to December 31, 2021.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$106.0	$102.4	$3.6	4%
Uranium revenue	17.4	12.9	4.5	35%
Total	123.4	115.3	8.1	7%
Cost of sales	59.8	76.1	(16.3)	(21)%
Gross profit	$63.6	$39.2	$24.4	62%

Technical Solutions segment
Revenue	$44.2	$94.0	$(49.8)	(53)%
Cost of sales	38.3	54.9	(16.6)	(30)%
Gross profit	$5.9	$39.1	$(33.2)	(85)%

Total
Revenue	$167.6	$209.3	$(41.7)	(20)%
Cost of sales	98.1	131.0	(32.9)	(25)%
Gross profit	$69.5	$78.3	$(8.8)	(11)%

Revenue

Revenue from the LEU segment was $123.4 million and $115.3 million in the nine months ended September 30, 2022 and 2021, respectively, an increase of $8.1 million (or 7%). The increase is due to a 19% increase in the average price of SWU, partially offset by a 13% decrease in the volume of SWU sold in the nine months ended September 30, 2022, largely due to the variability in timing of utility customer orders and the contracts under which SWU were sold during the periods.

Revenue from uranium sales was $17.4 million and $12.9 million in the nine months ended September 30, 2022 and 2021, respectively. For the nine-month period, the average price increased 30%, partially offset by a decrease in sales volume of 16%.

Revenue from the Technical Solutions segment was $44.2 million and $94.0 million in the nine months ended September 30, 2022 and 2021, respectively, a decrease of $49.8 million (or 53%). Revenue in the third quarter of 2021 included $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract performed at the Portsmouth GDP. Excluding the settlement with DOE, the $6.3 million decrease in revenue in the nine months ended September 30, 2022, was primarily related to a $7.8 million decrease in revenue from the HALEU Contract and a $2.6 million decrease in revenue from X-energy, partially offset by a $4.1 million increase in revenue generated from other contracts.

Cost of Sales

Cost of sales for the LEU segment was $59.8 million and $76.1 million in the nine months ended September 30, 2022 and 2021, respectively, a decrease of $16.3 million (or 21%). The decrease largely reflects decreases in the volume of SWU sold and in the average SWU unit cost. The volume of SWU sold decreased 13% for the nine months ended September 30, 2022 and the average SWU unit cost decreased 21%. Cost of sales for the nine months ended September 30, 2022 and 2021, included $5.5 million and $4.8 million, respectively, for the revaluation of obligations for SWU borrowed in 2018-2022.

Cost of sales for the Technical Solutions segment was $38.3 million and $54.9 million in the nine months ended September 30, 2022 and 2021, respectively, a decrease of $16.6 million (or 30%). The decrease of $16.6 million in the nine months ended September 30, 2022, is related to a reduction in costs of approximately $18.1 million associated with the HALEU Contract and a reduction in costs of approximately $3.0 million associated with the X-energy contract, partially offset by a $4.5 million increase in costs related to costs incurred by new contract work. For details on HALEU Contract accounting, refer to “Technical Solutions - Government Contracting” above.

Gross Profit

Gross profit for the LEU segment was $63.6 million and $39.2 million in the nine months ended September 30, 2022 and 2021, respectively, an increase of $24.4 million (or 62%). The increase in gross profit was due primarily to an increase in the average profit margin per SWU, which was partially offset by a decrease in SWU sales volume.

Gross profit for the Technical Solutions segment was $5.9 million and $39.1 million in the nine months ended September 30, 2022 and 2021, respectively, a decrease of $33.2 million (or 85%). Gross profit in the nine months ended September 30, 2021 included $43.5 million of revenue related to the settlement of the Company’s claim for costs incurred in connection with a prior cost-reimbursable contract with DOE. Excluding the settlement with DOE, gross profit from the Technical Solutions segment increased $10.3 million over the nine months ended September 30, 2021. This increase in gross profit in the nine months ended September 30, 2022 is related to a $10.2 million increase in the gross profit generated from the HALEU Contract which included a $1.6 million rent credit for the Piketon Facility, and a $0.4 million increase in gross profit generated from the X-energy contract. The remaining $0.3 million net decrease in the gross margin is attributable to the Company’s other contracts. The increase related to the HALEU Contract is primarily attributable to the Company’s costs under the HALEU Contract being fully recoverable in the current year as the Company had contributed its contractually required cost share prior to December 31, 2021.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Gross profit	$2.3	$49.5	$(47.2)	(95)%
Advanced technology costs	5.4	0.6	4.8	800%
Selling, general and administrative	8.6	9.0	(0.4)	(4)%
Amortization of intangible assets	1.1	1.7	(0.6)	(35)%
Operating income (loss)	(12.8)	38.2	(51.0)	(134)%
Nonoperating components of net periodic benefit income	(4.4)	(4.3)	(0.1)	2%
Interest expense	0.1	—	0.1	n/a
Investment income	(0.6)	—	(0.6)	n/a
Income (loss) before income taxes	(7.9)	42.5	(50.4)	(119)%
Income tax expense (benefit)	(1.8)	0.4	(2.2)	(550)%
Net income (loss)	$(6.1)	$42.1	$(48.2)	(114)%

Advanced Technology Costs

Advanced technology costs were $5.4 million and $0.6 million in the three months ended September 30, 2022 and 2021, respectively, an increase of $4.8 million (or 800%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Amortization of Intangible Assets

Amortization of intangible assets was $1.1 million and $1.7 million in the three months ended September 30, 2022 and 2021, respectively, an increase of $0.6 million (or 35%). Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $4.4 million and $4.3 million in the three months ended September 30, 2022 and 2021, respectively, an increase of $0.1 million (or 2%).
Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Expense (Benefit)

Income tax benefit was $1.8 million and income tax expense was $0.4 million in the three months ended September 30, 2022 and 2021, respectively, a decrease of $2.2 million (or 550%). Income tax expense in all periods resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items; however, the company had minimal income tax expense for the three months ended September 30, 2021 as it was in a full federal valuation allowance. The Company had released a portion of its federal valuation allowance at the end of 2021 however the Company had a loss before income taxes and was not able to utilize any deferred tax assets for the three months ended September 30, 2022. For more information about the valuation allowance, see Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2021. Based on Centrus’ analysis, there was no change to the tax valuation allowance during the three months ended September 30, 2022.

Net Income (Loss)

Net loss was $6.1 million in the three months ended September 30, 2022, compared to net income of $42.1 million in the three months ended September 30, 2021, a decrease of $48.2 million (or 114%). The $48.2 million decrease in net income for the three months ended September 30, 2022 was primarily attributable to a $40.2 million decrease in gross profit from the Technical Solutions segment and a $7.0 million decrease in gross profit from the LEU segment. The decrease in gross profit from the Technical Solutions segment was driven by the $43.5 million of revenue in the three months ended September 30, 2021 related to the settlement of the Company’s claim for costs incurred in connection with a prior cost-reimbursable contract with DOE.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Gross profit	$69.5	$78.3	$(8.8)	(11)%
Advanced technology costs	10.0	1.3	8.7	669%
Selling, general and administrative	24.4	25.0	(0.6)	(2)%
Amortization of intangible assets	6.2	5.4	0.8	15%
Special charges for workforce reductions	0.5	—	0.5	n/a
Operating income	28.4	46.6	(18.2)	(39)%
Nonoperating components of net periodic benefit income	(11.1)	(12.9)	1.8	(14)%
Interest expense	0.1	—	0.1	n/a
Investment income	(0.8)	—	(0.8)	n/a
Income before income taxes	40.2	59.5	(19.3)	(32)%
Income tax expense	9.3	0.7	8.6	1229%
Net income	$30.9	$58.8	$(27.9)	(47)%

Advanced Technology Costs

Advanced technology costs were $10.0 million and $1.3 million in the nine months ended September 30, 2022 and 2021, respectively, an increase of $8.7 million (or 669%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Amortization of Intangible Assets

Amortization of intangible assets was $6.2 million and $5.4 million in the nine months ended September 30, 2022 and 2021, respectively, an increase of $0.8 million (or 15%). Amortization expense for the intangible asset related to the September 2014 sales order book is a function of SWU sales volume under that order book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) netted to income of $11.1 million and $12.9 million for the nine months ended September 30, 2022 and 2021, respectively, a decrease of $1.8 million, or (14%). Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits, of the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $9.3 million and $0.7 million in the nine months ended September 30, 2022 and 2021, respectively, an increase of $8.6 million (or 1229%). Income tax expense in all periods resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items; however, the company had minimal income tax expense for the nine months ended September 30, 2021 as it was in a full federal valuation allowance. The Company had released a portion of its federal valuation allowance at the end of 2021 which has enabled it to use its deferred tax assets for the income from continuing operations in the nine months ended September 30, 2022. For more information about the valuation allowance, see Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2021. Based on Centrus’ analysis, there was no change to the tax valuation allowance in the nine months ended September 30, 2022.

Net Income

Net income was $30.9 million and $58.8 million in the nine months ended September 30, 2022 and 2021, respectively, a decrease of $27.9 million (or 47%). The $27.9 million decrease in net income for the nine months ended September 30, 2022 was primarily attributable to a decrease in gross profit of $33.2 million in the Technical Solutions segment, an increase in Advanced Technology Costs of $8.7 million, and an increase in income tax expense of $8.6 million, discussed above. This was partially offset by an increase in gross profit of $24.4 million in the LEU segment. The decrease in gross profit from the Technical Solutions segment was driven by the $43.5 million of revenue in the nine months ended September 30, 2021 related to the settlement of the Company’s claim for costs incurred in connection with a prior cost-reimbursable contract with DOE.

Net Income (Loss) per Share

Refer to Note 9, Net Income (Loss) per Share, of the Consolidated Financial Statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator (in millions):
Net income (loss)	$(6.1)	$42.1	$30.9	$58.8
Less: Preferred stock dividends - undeclared and cumulative	—	0.7	—	2.1
Less: Distributed earnings allocable to retired preferred shares	—	—	—	6.6
Net income (loss) allocable to common stockholders	$(6.1)	$41.4	$30.9	$50.1

Plus: Distributed earnings allocable to retired preferred shares	$—	$—	$—	$6.6

Adjusted net income (loss), including distributed earnings allocable to retired preferred shares (Non-GAAP)	$(6.1)	$41.4	$30.9	$56.7

Denominator (in thousands) (a):
Average common shares outstanding - basic	14,623	13,741	14,586	13,365
Average common shares outstanding - diluted	14,623	14,056	14,974	13,702

Net income (loss) per share (in dollars):
Basic	$(0.42)	$3.01	$2.12	$3.75
Diluted	$(0.42)	$2.95	$2.06	$3.66

Plus: Effect of distributed earnings allocable to retired preferred shares, per common share (in dollars):
Basic	$—	$—	$—	$0.49
Diluted	$—	$—	$—	$0.48

Adjusted Net Income (Loss) per Share (Non-GAAP) (in dollars):
Basic	$(0.42)	$3.01	$2.12	$4.24
Diluted	$(0.42)	$2.95	$2.06	$4.14
(a) For details related to average shares outstanding, refer to Note 9, Net Income (Loss) per Share of the Consolidated Financial Statements.

Liquidity and Capital Resources

We ended the third quarter of 2022, with a consolidated cash balance of $131.7 million. We anticipate having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

The Company entered into this cost-share contract with DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the ARDP. Our HALEU Contract expires in November 2022, and although we believe demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. If we win a contract from DOE to operate the cascade, our goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A, Risk Factors, in this Quarterly Report on Form 10-Q.

On June 28, 2022, the DOE released an RFP for the completion and operation of the demonstration cascade. If a contract is awarded to the Company under the terms proposed by DOE, the cost share could have a material impact on the Company’s liquidity during Phase 1 of the base contract but the degree of impact cannot be estimated at this time. If funding by the U.S. government for research, development and demonstration of gas centrifuge technology is reduced or discontinued, or we are not awarded a DOE contract to operate the cascade we are now constructing under the HALEU Contract, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

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

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2022	2021
Cash provided by (used in) operating activities	$(35.1)	$0.8
Cash used in investing activities	(0.6)	(0.7)
Cash provided by (used in) financing activities	(8.1)	18.9
Increase (decrease) in cash, cash equivalents and restricted cash	$(43.8)	$19.0

Operating Activities

In the nine months ended September 30, 2022, net cash used in operating activities was $35.1 million. The net decrease was due to an increase in payments made to suppliers of approximately $24.0 million as well as a decrease in cash collected from customers of approximately $24.0 million, which resulted from the timing of customer shipments and related contract terms. This remaining difference was primarily related to a reduction in disbursements from prior year for our Technical Solutions segment.

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

Investing Activities

Capital expenditures were $0.6 million and $0.7 million in the nine months ended September 30, 2022 and 2021, respectively.

Financing Activities

In both the nine months ended September 30, 2022 and 2021, payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% notes (the “8.25% Notes”) maturing in February 2027. In the nine months ended September 30, 2021, net cash provided by financing activities also included net proceeds of $27.2 million raised from the issuance of common stock pursuant to a Registration Statement on Form S-3.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$131.7	$193.8
Accounts receivable	7.4	29.1
Inventories, net	133.9	82.7
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(129.6)	(159.8)
Other current assets and liabilities, net	(26.3)	(67.1)
Working capital	$111.0	$72.6

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at September 30, 2022.

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

As of September 30, 2022, the end of the period covered by this Quarterly Report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, sanctions by the United States, Russia or other countries may impact performance of the TENEX Supply Contract and our ability to transport, import, take delivery or make payments related to the LEU we purchase. For example in June 2022, Canada prohibited Canadian entities from providing transportation services to Russians or persons in Russia in various industries, including enrichment of uranium. A company that provides transportation services to the Company under the TENEX Supply Contract interpreted the sanction as applying to transporting of Russian LEU for the Company, and the Canadian company informed the Company that it could not load Russian LEU until it received a permit from the Canadian government. Although the permit was issued, it is only valid for one year, meaning that, absent a renewal of the permit, the Company will need to find an alternative transportation company, which may be difficult and costly because of the limited number of qualified providers. Further, adverse consequences for future deliveries of Russian LEU could result if companies who are closely involved in the U.S. nuclear fuel cycle (including, for example, the supply of the natural uranium used to return the uranium component of Russian LEU to TENEX), are prevented from performing and making such natural uranium available to TENEX for return to Russia, as required by the terms of the Russian Suspension Agreement. In addition, companies that provide us with services essential to implementation of the TENEX Supply Contract, including but not limited to companies affected by sanctions from countries such as Canada, conclude that for reasons of risk or cost, they no longer can provide those services to us.

The uncertainty created by the Canadian sanctions and the lack of options for alternative suppliers illustrates the fact that even if sanctions or other restrictions are not imposed, the reaction of the U.S. and foreign governments to current events in Ukraine could impact our ability to make future sales or meet our existing obligations. In addition, uncertainty in the market will tend to push market prices up, and since a portion of the price paid under our TENEX Supply Contract is based on commodity indices, an increase in market prices will have a corresponding impact on our cost of sales.

Additional sanctions or other measures by the U.S. or foreign governments (including the Russian government) could be imposed in the future. There have been proposals in U.S. Congress and elsewhere to ban imports of uranium that could affect our ability to import LEU in one or more years under the TENEX Supply Contract but none of these have been adopted as of the date of this filing. Any sanctions or measures directed at trade in LEU from Russia or the parties involved in such trade or otherwise could interfere with, or prevent, performance under the TENEX Supply Contract. Accordingly, the situation at this time is unpredictable and therefore there is no assurance that future developments would not have a material adverse effect on the Company’s procurement, payment, delivery or sale of LEU by the Company.

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

Item 6. Exhibits

Exhibit No.	Description
4.1	Form of Amended and Restated Warrant to Purchase Common Stock by and between the Company and Kulayba LLC. (a)

10.1	Executive Incentive Plan dated April 8, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022). (b)

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

10.5
Modification 20 to Agreement, dated May 18, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.6
Modification 21 to Agreement, dated July 7, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.7
Modification 22 to Agreement, dated July 27, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.8
Modification 23 to Agreement, dated July 29, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.9
Modification 24 to Agreement, dated August 1, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.10	Modification 25 to Agreement, dated September 7, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy. (a)

10.11	Modification 26 to Agreement, dated October 19, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed in interactive data file (XBRL) format.

(a)Filed herewith.
(b)Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 6 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

November 9, 2022	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)