Form 10-K
period 2022-12-31
CENTRUS ENERGY CORP
filed 2023-02-22
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Smaller reporting company	☐
Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2022, was $266.6 million. As of February 7, 2023, there were 13,919,646 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Board	Separate Board of Directors at Enrichment Corp., a subsidiary of Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation
Oak Ridge	Technology and Manufacturing Center in Oak Ridge, Tennessee
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky formerly operated by Enrichment Corp.
Piketon	Production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to 1993, when it was a wholly-owned government corporation

Other Terms and Abbreviations
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
2014 Plan	The Company’s 2014 Equity Incentive Plan
2019 Plan	The Company’s 2019 Executive Incentive Plan
8.25% Notes	8.25% Notes, maturing February 2027
Annual Meeting	The Company’s annual meeting of shareholders
ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At the Market
Atomic Energy Act	Atomic Energy Act of 1954
Centrifuge IP	Centrifuge Technology Intellectual Property
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share
CNEIC	China Nuclear Energy Industry Corporation
COBC	Centrus’ Code of Business Conduct
Code	Internal Revenue Code of 1986
Common Stock	Class A Common Stock and Class B Common Stock
Consent Solicitation	Consent solicitation related to the results of the 2021 tender offer
COVID-19	2019 Novel Coronavirus
D&D	Decontamination & Decommissioning
DOC	U.S Department of Commerce
DOD	U.S. Department of Defense
DOE	U.S. Department of Energy
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Agreement	Exchange Agreement entered into by the Company and Kulayba LLC, dated February 2, 2021
FAR	U.S Government’s Federal Acquisition Regulations
HALEU	High Assay Low-Enriched Uranium
HALEU Demonstration Contract	Three-year, $115 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO

HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IEA	International Energy Agency
IT	Information Technology
ITC	U.S. International Trade Commission
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
MB Group	Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc.
Natural Uranium	Raw material needed to produce LEU and HALEU
NAV	Net asset value
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NRV	Net realizable value
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with Orano in 2018
Order Book	LEU Segment order book of sales under contract
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
ROSATOM	Russian State Atomic Energy Corporation
RSA	1992 Russian Suspension Agreement, as amended
SARs	Stock appreciation rights
SEC	U.S. Securities & Exchange Commission
SWU	Separative work unit
Technical Solutions	The Centrus Energy Corp. business segment which offers technical, manufacturing, engineering, and operations services to public and private sector customers
TENEX	Russian government-owned entity TENEX, Joint-Stock Company
TENEX Supply Contract	Agreement with TENEX through 2028
TRISO	Tri-Structural Isotopic fuel manufacturing process
U.S. GAAP	Generally accepted accounting principles in the United States
U235	Uranium-235 isotope
U238	Uranium-238 isotope
U3O8	Uranium oxide, aka “yellowcake”
UF6	Uranium hexafluoride
URENCO	Urenco, Limited, a consortium owned or controlled by the British and Dutch governments and two German utilities
USW	United Steelworkers Local 689-5 union
Voting Agreement Amendment	The Company’s amendment to its existing Voting and Nomination Agreement with the MB Group
Voting Rights Agreement	The Company’s agreement with the MB Group entered into in December 2022
Warrant	Warrant to purchase common stock of Centrus Energy Corp., held by Kulayba LLC and dated February 2, 2021
New Warrant	Amended Warrant to extend the terms of the Warrant held by Kulayba LLC
WNA	World Nuclear Association

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K of Centrus (the “Company,” “we” or “us”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements mean statements related to future events, which may impact our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and represent management’s current views and assumptions with respect to future events and operational, economic and financial performance. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control.

The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, including those factors discussed in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 8. Financial Statements and Supplementary Data: Note 16, Commitments and Contingencies, and (d) other factors discussed in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Registrant does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K unless required by law.

For Centrus, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by the COVID-19 pandemic and subsequent variants, and any worsening of the global business and economic environment as a result:

Risks related to the war in Ukraine factors primarily include:
•risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures by either the U.S. or foreign governments, organizations (including the United Nations, the European Union or other international organizations), entities (including private entities or persons), that could directly or indirectly impact our ability to obtain or sell LEU under our existing supply contract with the Russian government-owned entity TENEX; and
•risks related to the refusal of TENEX to deliver LEU to us if, among other reasons, TENEX is unable to receive payments, or to receive the return of natural uranium, as a result of any government, international or corporate actions or directions or other reasons.

Risks related to economic and industry factors primarily include:
•risks related to whether or when government funding or demand for HALEU for government or commercial uses will materialize;
•risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology;
•risks related to (i) our ability to perform and absorb costs under our agreement with the DOE to deploy and operate a cascade of centrifuges to demonstrate production of HALEU for advanced reactors (the HALEU Operation Contract), (ii) our ability to obtain contracts and funding to be able to continue operations and (iii) our ability to obtain and/or perform under other agreements;
•risks that (i) we may not obtain the full benefit of the HALEU Operation Contract and may not be able or allowed to operate the HALEU enrichment facility to produce HALEU after the completion of the existing HALEU Operation Contract or (ii) the HALEU enrichment facility may not be available to us as a future source of supply;
•risks related to our dependence on others, such as transporters for deliveries of LEU including deliveries from TENEX, under our commercial supply agreement with TENEX and deliveries under our long-term commercial supply agreement with Orano or other suppliers;
•risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;
•risks related to financial difficulties experienced by customers or suppliers, including possible bankruptcies, insolvencies, or any other inability to pay for our products or services or delays in making timely payment;
•risks related to pandemics, endemics, and other health crises;
•risks related to the impact and potential extended duration of a supply/demand imbalance in the market for LEU;
•risks related to our ability to sell the LEU we procure pursuant to our purchase obligations under our supply agreements and sanctions or limitations on imports of such LEU, including those imposed under the 1992 Russian Suspension Agreement as amended, international trade legislation and other international trade restrictions;
•risks related to existing or new trade barriers and contract terms that limit our ability to procure LEU for, or deliver LEU to customers;
•risks related to pricing trends and demand in the uranium and enrichment markets and their impact on our profitability;
•risks related to the movement and timing of customer orders;
•risks associated with our reliance on third-party suppliers and service providers to provide essential products and services to us;
•risks related to the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned;
•risks that our ability to compete in foreign markets may be limited for various reasons;
•risks related to the fact that our revenue is largely dependent on our largest customers; and
•risks related to our sales order book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions and our lack of current production capability.

Risks related to operational factors primarily include:
•risks related to uncertainty regarding our ability to commercially deploy competitive enrichment technology;
•risks related to the potential for demobilization or termination of our American Centrifuge work;
•risks that we will not be able to timely complete the work that we are obligated to perform; and
•risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Operation Contract, including the risk that costs that we must bear could be higher than expected.

Risks related to financial factors primarily include:
•risks related to our significant long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations;
•risks related to our 8.25% Notes maturing in February 2027;
•risks of revenue and operating results fluctuating significantly from quarter to quarter, and in some cases, year to year;
•risks related to the impact of financial market conditions on our business, liquidity, prospects, pension assets and insurance facilities;
•risks related to the Company’s capital concentration;

•risks related to the value of our intangible assets related to the sales order book and customer relationships;
•risks related to the limited trading markets in our securities;
•risks related to decisions made by our Class B stockholders regarding their investment in the Company based upon factors that are unrelated to the Company’s performance;
•risks that a small number of holders of our Class A Common Stock (whose interests may not be aligned with other holders of our Class A Common Stock), may exert significant influence over the direction of the Company and may be motivated by interests that are not aligned with the Company’s other Class A stockholders; and
•risks related to (i) the use of our NOL carryforwards and NUBILs to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the Code and (ii) our ability to generate taxable income to utilize all or a portion of the NOLs prior to the expiration thereof and NUBILs; and
•failures or security breaches of our information technology systems.

Risks related to general factors primarily include:
•risks related to our ability to attract and retain key personnel;
•risks related to actions, including reviews, that may be taken by the U.S. Government, the Russian government, or other governments that could affect our ability to perform under our contractual obligations or the ability of our sources of supply to perform under their contractual obligations to us;
•risks related to our ability to perform and receive timely payment under agreements with the DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits;
•risks related to changes or termination of agreements with the U.S. Government or other counterparties, or the exercise of contract remedies by such counterparties;
•risks related to the competitive environment for our products and services;
•risks related to changes in the nuclear energy industry;
•risks related to the competitive bidding process associated with obtaining contracts, including government contracts;
•risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; and
•risks related to potential strategic transactions that could be difficult to implement, disrupt our business or change our business profile significantly.

Risks related to legal and compliance factors primarily include:
•risks related to the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits);
•risks related to the impact of government regulation and policies, including by the DOE and the U.S. NRC;
•risks of accidents during the transportation, handling, or processing of toxic hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations;
•risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, gaseous diffusion plants; and
•other risks and uncertainties discussed in this and our other filings with the SEC.

For a more detailed discussion of these risks and uncertainties and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see (a) Part I, Item 1A, Risk Factors, (b) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 8, Financial Statements and Supplementary Data: Note 16, Commitments and Contingencies, and (d) other factors discussed in our filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K, except as required by law.

PART I
Item 1. Business

Overview

Centrus Energy Corp., a Delaware corporation, is a trusted supplier of enriched uranium for nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon-free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly-owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. We were incorporated in 1998 as part of the privatization of the U.S. Government’s uranium enrichment enterprise.

Centrus operates two business segments: (a) LEU, which supplies various components of nuclear fuel to commercial customers from our global network of suppliers, and (b) Technical Solutions, which provides advanced engineering, design, and manufacturing services to government and private sector customers and is deploying uranium enrichment and other capabilities necessary for production of advanced nuclear fuel to power existing and next-generation reactors around the world.

Our LEU segment provides most of the Company’s revenue and involves the sale of enriched uranium for nuclear fuel to customers which are primarily utilities that operate commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in SWU. Centrus also sells natural uranium (the raw material needed to produce LEU) and occasionally sells LEU with the natural uranium, uranium conversion, and SWU components combined into one sale.

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

Our global Order Book includes long-term sales contracts with major utilities through 2029. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in our largest supply contract occurred in 2018 and took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins.

Under a contract with the DOE, our Technical Solutions segment is deploying uranium enrichment and other capabilities necessary for production of advanced nuclear fuel to meet the evolving needs of the global nuclear industry and the U.S. Government. We also are leveraging our unique technical expertise, operational experience, and specialized facilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

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

The United States has not had domestic uranium enrichment capability suitable to meet U.S. national security requirements since the Paducah GDP shut down in 2013. Longstanding U.S. policy and binding nonproliferation agreements prohibit the use of foreign-origin enrichment technology for U.S. national security missions. Our AC100M centrifuge currently is the only deployment-ready U.S. uranium enrichment technology that can meet these national security requirements, albeit requiring one minor change in sourcing of materials. An acceptable source for replacement of this single material has been identified and the replacement material currently is being tested.

Centrus is working to pioneer U.S. production of HALEU, enabling the deployment of a new generation of HALEU-fueled reactors to meet the world’s growing need for carbon-free power. HALEU is a high-performance nuclear fuel component which is expected to be required by a number of advanced reactor and fuel designs that are now under development for commercial and government uses. While existing reactors typically operate on LEU with the U235 isotope concentration below 5%, HALEU is further enriched so that the U235 concentration is between 5% and 20%. The higher U235 concentration offers a number of potential advantages, which may include better fuel utilization, improved performance, fewer refueling outages, simpler reactor designs, reduced waste volumes, and greater nonproliferation resistance.

The lack of a domestic HALEU supply is widely viewed as a major obstacle to the successful commercialization of these new reactors. For example, in surveys conducted by the U.S. Nuclear Industry Council in 2020 and 2021, advanced reactor developers indicated that the number one issue that “keeps you up at night” was access to HALEU. As the only company with a license from the NRC to enrich up to 20% U235 assay HALEU, Centrus is uniquely positioned to fill a critical gap in the supply chain and facilitate the deployment of these promising next-generation reactors.

We believe our investment in HALEU technology will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next-generation fuels. At present, there are a number of advanced reactors under development. For example, nine of the ten advanced reactor designs selected by the DOE for its ARDP will require HALEU. In addition, the first non-light water reactor to begin active NRC-license review requires HALEU. The DOD also plans to construct a prototype HALEU-fueled mobile microreactor by 2024 as part of a program called “Project Pele.” The U.S. Air Force also announced plans to deploy a microreactor at Eielson Air Force Base in Alaska. While the use of HALEU is not an express requirement of the Air Force program, the vast majority of microreactor designs are expected to need HALEU.

Advanced nuclear reactors promise to provide an important source of reliable carbon-free power. While there is no commercial market for HALEU today, we believe that by investing in HALEU technology now, and as the only U.S.-based company currently pursuing HALEU enrichment capability and possessing an NRC license for such production, the Company could be positioned to capitalize on a potential new market as the demand for HALEU-based fuels increases in the mid- to late-2020s with the development of advanced reactors. However, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. Also, foreign government-owned and operated competitors could seek to enter the market and offer HALEU at more competitive prices. There is one known foreign government-owned entity that currently has the capability to produce HALEU, although this entity is subject to trade restrictions that limit the amount of material from this source which may be imported into the United States. Other foreign government-owned entities that are not currently subject to U.S. trade restrictions, however, may enter the market. One such foreign government-owned entity has expressed an interest in and potential capability for HALEU production but has not committed publicly to enter the market to enrich above 10% U235 enrichment assays. This entity has indicated publicly that it would take six to seven years to be able to produce HALEU.

For further details, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook. For a discussion of the potential risks and uncertainties facing our business, see Part I, Item 1A, Risk Factors.

Low Enriched Uranium

LEU consists of two components: SWU and natural uranium. Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU,
•sales of both the SWU and natural uranium components of LEU, and
•sales of natural uranium.

Our LEU segment accounted for approximately 80% of our total revenue for the year ended December 31, 2022. Our customers are primarily domestic and international utilities that operate nuclear power plants. Our agreements with electric utilities are primarily medium- and long-term, fixed-commitment contracts. Under these contracts, customers are obligated to purchase a specified quantity of the SWU component of LEU from us. In our sales agreements for enriched uranium product, we sell both the SWU and uranium component of LEU. These contracts are generally shorter-term and for fixed-commitments.

Uranium and Enrichment

Uranium is a naturally occurring element and is mined from deposits located in Kazakhstan, Canada, Australia, and several other countries, including the United States. According to the WNA, there are adequate measured resources of natural uranium to fuel nuclear power at current usage rates for about 90 years. In its natural state, uranium is principally comprised of two isotopes: U235 and U238. The concentration of U235 in natural uranium is only 0.711% by weight. Uranium enrichment is the process by which the concentration of U235 is increased. Most commercial nuclear power reactors require LEU fuel with a U235 concentration greater than natural uranium of up to 5% by weight. Future reactor designs currently under development will likely require higher U235 concentration levels of up to 20%.

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
Conversion. U3O8 is combined with fluorine gas to produce UF6, a solid at room temperature and a gas when heated. UF6 is shipped to an enrichment plant.
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

LEU Segment Order Book

Our Order Book extends to 2029. As of December 31, 2022, and December 31, 2021, our Order Book was approximately $1.0 billion. The Order Book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $319 million of deferred revenue and advances from customers as of December 31, 2022, whereby customers have made advance payments to be applied against future deliveries. No orders in our Order Book are considered at risk related to customer operations.

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

Suppliers

We have a diverse base of supply that includes:
•existing inventory of LEU (refer to Note 4, Inventories, in the Consolidated Financial Statements in Part IV of this Annual Report),
•mid-term and long-term contracts with enrichment producers,
•purchases and loans from secondary sources, including fabricators and utility operators of nuclear power plants that have excess inventory, and
•spot purchases of SWU, uranium, and LEU.

We aim to continue to further diversify this base of supply and take advantage of opportunities to obtain additional short and long-term supplies of LEU. Currently, our largest suppliers of SWU are TENEX and the French government-owned company, Orano.

Under the TENEX Supply Contract, we purchase SWU contained in LEU, and we deliver natural uranium to TENEX for the LEU’s uranium component. The TENEX Supply Contract extends through 2028. We typically pay for the SWU contained in the LEU and supply natural uranium to TENEX for the natural uranium component. SWU pricing is determined by a formula using a combination of market-related price points and other factors. The LEU that we obtain from TENEX under the TENEX Supply Contract currently is subject to quotas and other restrictions under the RSA between the United States and the Russian Federation which governs exports of Russian uranium products to the United States. Currently, these quotas allow us to supply Russian LEU to our U.S. customers through 2028. The terms of the RSA, as extended, were adopted into law by the U.S. Congress in the Consolidated Appropriations Act, 2021. Refer to Item 1A, Risk Factors - Operational Risks for further discussion.

The amount of SWU we must purchase from TENEX under the TENEX Supply Contract exceeds our current Order Book and, therefore, we will need to make new sales to place all the Russian LEU we must order to meet our SWU purchase obligations to TENEX. Although the RSA quotas cover most of the LEU that we must order to fulfill our purchase obligations under the TENEX Supply Contract, we expect that a small portion of the Russian LEU that we order during the term of the TENEX Supply Contract will need to be delivered to customers that will use it in non-U.S. reactors.

At present, the U.S. Government has not imposed any sanctions on the import of LEU from the Russian Federation and, although such sanctions have been proposed in the U.S. Congress, no sanctions have yet been adopted that would impact imports of LEU. Canada has imposed sanctions on transportation of LEU from the Russian Federation by Canadian-owned companies, which could interfere with our ability to continue to use the carrier that historically has carried LEU from Russia to the United States. The carrier has a permit to continue shipping LEU through June 2023. Although sanctions do not currently apply, the threat of sanctions remains a significant risk to our ability to import Russian LEU. Refer to Part I, Item 1A, Risk Factors - Operational Risks and - War in Ukraine Risks, for further discussion.

We also have an agreement with Orano, the Orano Supply Agreement, for the long-term supply of SWU contained in LEU, commencing in 2023. Under the Orano Supply Agreement, we will purchase SWU contained in LEU received from Orano, and then deliver natural uranium to Orano for the natural uranium feed component of LEU. We recently exercised our option to extend the six-year purchase period for an additional two years, electing to take the additional supply in 2029 and 2030. The Orano Supply Agreement provides flexibility to adjust purchase volumes, subject to annual minimums and maximums, in fixed amounts that vary year by year. The pricing for the purchased SWU is determined by a formula that uses a combination of market-related price points and other factors, and is subject to certain floors and ceilings. Prices are payable in a combination of U.S. dollars and euros.

We procure LEU from other sources under short-term and long-term contracts and have inventories available that diversify our supply portfolio and provide flexibility to help us meet the needs of our customers. We also have agreements to borrow SWU that we can use to optimize our purchases and deliveries over time.

Market prices for SWU fell substantially in the aftermath of the nuclear incident at Fukushima, Japan in 2011, bottoming out in 2018. Since 2018, SWU prices have steadily increased and, following the Russian invasion of Ukraine, have increased to levels consistent with those prior to the 2011 Fukushima incident.

Centrus’ purchase prices under the TENEX Supply Contract were adjusted to reflect lower market prices based on a one-time market related price reset. The price reset occurred in 2018, reducing the cost for our purchases from 2019 through 2028. Similarly, Centrus’ SWU purchases under our long-term contract with Orano reflect the lower market prices that prevailed in 2018, when Centrus signed the long-term contract with Orano.

Technical Solutions

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing, and operations services being performed under the HALEU Demonstration Contract and the HALEU Operation Contract. With our private sector customers, we seek to leverage our domestic enrichment experience, as well as our engineering know-how and precision manufacturing facility to assist customers with a range of engineering, design and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Demonstration Contract with the DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program commenced on May 31, 2019, when the Company and the DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We have significantly invested in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our technology and manufacturing center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio. The Company entered into this cost-share contract with the DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. Under the HALEU Demonstration Contract, the Company manufactured and assembled 16 centrifuges for eventual site operations and HALEU production. Additionally, the Company designed, procured, and installed most of the necessary support systems. Centrus is currently the only company with an NRC license to enrich uranium up to the 20% concentration that is contained in HALEU.

Under the HALEU Demonstration Contract, the DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE modified the contract several times to increase the total contract funding to $168.7 million. The HALEU Demonstration Contract’s period of performance ended in November 2022. Costs under the HALEU Demonstration Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services provided under the contract included constructing and assembling centrifuge machines and related infrastructure, and training and qualifying the workforce for operation of the facility. When estimates of total costs for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense, as incurred over the duration of the contract term. The previously accrued loss on the HALEU Demonstration Contract was realized over the contract term.

During the HALEU Demonstration Contract, the DOE experienced a COVID-19 related supply chain delay in obtaining the HALEU storage cylinders. Since it was not possible to begin HALEU production without the storage cylinders, it was not possible to complete the operational portion of the HALEU Demonstration Contract before the expiration date of the contract. As a result, the DOE elected to change the scope of the HALEU Demonstration Contract and move the operational portion of the demonstration to a new, competitively-awarded, contract that provides for operations beyond the term of the HALEU Demonstration Contract.

On November 10, 2022, the DOE notified Centrus that the company had been awarded the competitively-bid HALEU Operation Contract with work beginning November 14, 2022. This is a three-phase contract with Phase 1 being a cost-share contract with Centrus responsible for 50% of costs until an initial, small quantity of HALEU production is demonstrated. Phase 2 of the base contract includes continued operations and maintenance and the production for a full year at an annual production rate of 900 Kg of HALEU UF6 on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years comprised of three options of three years each, also on a cost-plus-incentive-fee basis. Our lease for the Piketon facility was modified conterminously with the contract to assign responsibility for all D&D to the DOE. At this time, work is progressing on-schedule and on-budget for production of a small quantity of HALEU in 2023. The portion of the Company’s anticipated cost share under Phase 1 of the HALEU Operation Contract representing the Company’s share of projected program costs was recognized in Cost of Sales as an accrued loss in the fourth quarter ended December 31, 2022, and will be adjusted over the remaining contract term based on actual results and remaining program cost projections.

On February 9, 2023, the Company announced that construction and initial testing of the cascade and most of the support systems was complete. Before operations can begin, the Company needs to finish construction for the remaining support systems, including a fissile materials storage area, to allow HALEU produced for the DOE to be stored onsite, and complete final operational readiness reviews with the NRC to obtain approval for production to begin. The operational readiness reviews are required under the Company’s NRC license, which was successfully amended in 2021 to allow for HALEU production and made the Piketon site the only NRC-licensed HALEU production facility.

Centrus believes it is well positioned to compete for any follow-on contract(s) to expand HALEU production capability at the Piketon site. The DOE is contemplating additional contracts to ensure availability of HALEU for the ARDP and for the advanced reactor market, in general. Centrus responded to a DOE Sources Sought during late October 2022. The DOE plans to use this Sources Sought to guide development of a HALEU Availability Program which may be offered to the industry on a competitive basis during 2023.
Commercial Contracting

Since 2018, Centrus has provided design, technical, and resource support for X-energy related to its TRISO fuel manufacturing process. Currently, work is being performed under a services agreement with X-energy signed in August 2021 to provide services for detailed design of the TRISO fuel fabrication facility and various support services for establishing their TRISO Research and Development Center. X-energy is funded under the current DOE cooperative agreement titled ARDP. At our discretion, the task orders under the new agreement may include in-kind contributions that we are not currently providing, but may provide in the future. The existing contractual scope of work expires on March 31, 2023, and may or may not be extended at the discretion of X-energy.

Prior Site Services Work

We formerly performed site services work under contracts with the DOE and its contractors at the former Portsmouth GDP. In September 2021, the Company and the DOE fully settled the Company’s claims for reimbursement of certain pension and postretirement benefit costs incurred in connection with a past cost-reimbursable contract for work performed at the Portsmouth GDP. Under the terms of the settlement agreement, the DOE paid the Company $43.5 million in September 2021, of which $33.8 million was contributed in September 2021 to the pension plan for its subsidiary Enrichment Corp. and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. The payment of $43.5 million is included in revenue of the Technical Solutions segment for the year ended December 31, 2021.

Competition and Foreign Trade

It is estimated that the enrichment industry market for commercial nuclear reactors powered by LEU is currently about 50 million SWU per year. Our global market share of enrichment for the LEU market is less than 5%. Global LEU suppliers in our highly competitive industry compete on the basis of price and reliability of supply. The four largest LEU suppliers comprise over 95% of market share combined:
•ROSATOM, a Russian government entity, which sells LEU through its wholly-owned subsidiary TENEX;
•Urenco, a consortium of companies owned or controlled by the British and Dutch governments and two German utilities;
•Orano, a company largely owned by the French government, and formerly part of the French government; and
•CNEIC, a company owned by the Chinese government.

As of 2020, the production capacity for ROSATOM/TENEX was estimated by the WNA to be approximately 28 million SWU per year. Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions as described below under — Russian Suspension Agreement.

Urenco reported installed capacity at its European and U.S. enrichment facilities of 19 million SWU per year at the end of 2020.

Orano’s gas centrifuge enrichment plant in France began commercial operations in 2011 and the plant’s nominal capacity of 8 million SWU was reportedly in service at the end of 2016.

CNEIC has emerged as a significant producer primarily focused on supplying domestic requirements in China. CNEIC’s commercial SWU production capacity was estimated to be approximately 6 million SWU per year in 2020.

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

LEU also may be produced by down-blending government stockpiles of highly-enriched uranium. Governments control the timing and availability of highly-enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. Given the current oversupplied nuclear fuel market, any additional LEU from down-blended highly-enriched uranium released into the market could exert downward pressure on prices for LEU.

Our LEU supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the government of the country of destination or other entities, such as the EU or the IAEA. The LEU supplied to us is subject to the terms of cooperation agreements between the country in which the material is produced and the country of destination or other entities.

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

The RSA is a trade agreement between the DOC and ROSATOM originally signed in 1992 that suspended an anti-dumping duty investigation of Russian uranium and imposed quantitative limits on exports of Russian uranium products, including LEU, to the United States. Under an amendment signed on October 5, 2020, the RSA’s limits on shipments of Russian uranium product to the United States were extended through at least 2040. Additionally, under legislation passed by the U.S. Congress shortly after the amendment was signed, the material terms of the extended RSA were enacted into law.

Under this law and the RSA, imports of Russian uranium products will peak in 2023 at 24% of the forecasted U.S. demand for enrichment and then begin to decline, reaching 15% by 2028. Despite the fact that overall limits will ramp down, the RSA, as amended in 2020, explicitly sets aside sufficient quota in 2021 through 2028 for Centrus. The RSA and the legislation provide for a revision of the quotas in 2023, 2029, and 2035 to take account of SWU demand forecasts that will be published by the WNA in the future. Any quota adjustment or other change to the RSA could affect our ability to implement the TENEX Supply Contract through sales to customers who take delivery in the United States, which is our most significant market.

The actual size of the annual quotas allocated to Centrus for the TENEX Supply Contract are confidential, but a public version of the quotas shows that they represent a significant portion of the total quotas provided under the RSA in 2021 through 2028. The quotas provided for the TENEX Supply Contract are expected to be adequate to
1 The term “quota” is used herein for simplicity. The amounts of Russian uranium products that can be shipped to the United States are referred to as export limits in the RSA and import limits in the legislation, but from a practical perspective the terms have identical effect.

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

Beginning in September 2022, the DOC and the ITC, respectively, initiated two “sunset” reviews that will determine if the RSA should be maintained. These “sunset” reviews are required to be conducted every five years. This is the fifth round of “sunset reviews” of the RSA. The last round of reviews in 2016-17 concluded that termination of the RSA would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. uranium industry (a determination made by the ITC), which resulted in the RSA being maintained. Even if the RSA were terminated as a result of the “sunset” reviews, the quotas under the 2020 legislation would remain in place.

For further details, refer to Part I, Item 1A, Risk Factors - Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply could adversely affect profitability and the viability of our business.

Ukraine War

The current war in Ukraine has led the United States, Russia, and other countries to impose sanctions and other measures that restrict international trade. At present, sanctions have not prevented the Company or TENEX from performing under the TENEX Supply Contract, but the situation is continuously changing, and it is not possible to reliably predict future actions that could be taken or the impact they may have on the Company or the market.
Sanctions that could be imposed by the United States and foreign governments on goods, services, entities, and instrumentalities needed for performance of the TENEX Supply Contract could have adverse effects on the TENEX Supply Contract, even if such sanctions are not directed at imports of Russian LEU or other trade in nuclear material with Russia. For further details, refer to Part I, Item 1A, Risk Factors The current war in Ukraine and related international sanctions and restrictions on trade could have a material adverse impact on our business, results of operations, and financial condition.

Other Actions Adversely Affecting International Trade
In 2018, in connection with the withdrawal by the United States from a 2015 multilateral agreement known as the Joint Comprehensive Plan of Action, the U.S. Government re-imposed sanctions on the AEOI and a number of its subsidiaries. Waivers were granted to allow non-Iranian entities to continue to work on certain programs that, among other things, allowed affiliates of ROSATOM to continue work on nuclear projects in Iran. These waivers have expired or been terminated and, as a result, the U.S. Government could decide to impose sanctions on Russian entities that may be involved in nuclear work in Iran, including ROSATOM or its subsidiaries. These sanctions could affect companies owned by ROSATOM, including TENEX, even if they are not doing work in Iran. To date, no sanctions have been imposed or announced on TENEX or any other ROSATOM subsidiary involved in the TENEX Supply Contract, in respect to the work of ROSATOM or its subsidiaries in Iran.

DOE Facilities

We produced LEU through 2001 at the former Portsmouth GDP in Piketon and through 2013 at the former Paducah GDP in Paducah, both of which facilities we had leased from the DOE. The Portsmouth GDP and Paducah GDP were operated by agencies of the U.S. Government for more than 40 years prior to the creation of the Company through privatization of the Government enterprise in 1998. As a result of such operation, there are contamination and other potential environmental liabilities associated with the U.S. Government’s prior operation of the plants. The USEC Privatization Act and the terms of our lease of the plants provide that DOE remains responsible for the D&D of the gaseous diffusion plants. Further, the DOE continued operations as well as cleanup activities, both during and subsequent, to our operations at the facilities.

We lease facilities and related personal property near Piketon from the DOE. In connection with a letter agreement that preceded the HALEU Demonstration Contract, the DOE and Centrus amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. The lease was extended until May 31, 2022. In September 2021, the Company and the DOE renewed and extended the lease until December 31, 2025. On November 30, 2022 the lease was further amended to ensure all D&D liabilities created under the new HALEU Operation Contract reside with the DOE. As was the case with the HALEU Demonstration Contract, any facilities or equipment constructed or installed will be owned by the DOE and may be returned to the DOE in an “as is” condition at the end of the lease term. The DOE will be responsible for the D&D of any returned facilities or equipment. If we determine the equipment and facilities may benefit Centrus after completion of the HALEU program, we can extend the facility lease and ownership of the equipment will be transferred to us, subject to mutual agreement regarding D&D and other issues.

Human Capital Management

Our employees in Maryland, Ohio, and Tennessee are dedicated to our corporate philosophy based in honesty, trust, and with the highest levels of integrity, safety and security. Every day these values drive how we operate our business; govern how we interact with each other and our customers, partners, and suppliers; guide the way that we treat our workforce; and determine how we connect with our communities. Our commitment to ethical business practices is outlined in our COBC. Each employee is required to acknowledge receipt, understanding of, and compliance with our standards.

Due to the highly specialized nature of our business we need to hire and train skilled and qualified personnel to design, build, and operate our state-of-the-art equipment, and to perform a broad range of services to support our country and our customers. Our work requires that we attract people who are dedicated to consistently performing quality work and, for many of our positions, are able to obtain a security clearance. We recognize that our success as a company depends on our ability to attract, develop, and retain such a workforce. We are dedicated to promoting the health, welfare, and safety of our employees. Part of our responsibility includes treating all employees with dignity and respect and providing them with fair, market-based, competitive, and equitable compensation. We recognize and reward the performance of our employees in line with our pay-for-performance philosophy and provide a comprehensive suite of benefit options that enables our employees and their dependents to live healthy and productive lives.

Safety in our workplaces is paramount. We take measures to prevent workplace hazards, encourage safe behaviors, and enforce a culture of continuous improvement to ensure our processes help eliminate incidents and injuries and comply with governing health and safety laws.

We are committed to promoting diversity of thought, experience, perspectives, backgrounds, and capabilities to drive innovation and to strengthen the solutions we deliver to our customers because we believe this diversity leads to better outcomes. We proudly support a culture of inclusion and encourage a work environment that respects diverse opinions, values individual skills, and celebrates the unique experiences our employees possess. To ensure a diverse group of candidates is considered for each opening we enlist the services of a Human Resource Consulting firm that provides services and products related to AAPs and equal employment opportunity as required by the OFCCP.

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
We continue to follow Center for Disease Control and Prevention guidance and monitor any new development relating to COVID-19 transmission rates to ensure we take appropriate actions to maintain the health and safety of our employees and our operations.

A summary of our employees by location is as follows:

	No. of Employees at December 31,
Location	2022	2021
Piketon, OH	122	115
Oak Ridge, TN	104	101
Bethesda, MD	49	50
Total Employees	275	266

On October 1, 2022, the collective bargaining agreement for the employees represented by the United Steelworkers Local 689-5 union expired. There has been no interruption of work as Centrus and the United Steelworkers Local 689-5 union continue to meet to reach accord on a new collective bargaining agreement for the represented employees at the advanced technology facility near Piketon.

Information about our Executive Officers
Executive officers are elected by and serve at the discretion of the Board of Directors. The Executive officers as of December 31, 2022, are as follows:

Name	Age	Position
Daniel B. Poneman	66	President and Chief Executive Officer
Larry B. Cutlip	63	Senior Vice President, Field Operations
Kevin J. Harrill	46	Controller and Chief Accounting Officer
Dennis J. Scott	63	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Philip O. Strawbridge	68	Senior Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer
John M.A. Donelson	58	Senior Vice President and Chief Marketing Officer
Daniel B. Poneman has been President and Chief Executive Officer since April 2015 and was Chief Strategic Officer in March 2015. Prior to joining the Company, Mr. Poneman was Deputy Secretary of Energy from May 2009 to October 2014, in which capacity he also served as Chief Operating Officer of the DOE.
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
Kevin J. Harrill has been Corporate Controller and Chief Accounting Officer since November 2021. Mr. Harrill has extensive experience in finance and accounting leadership roles in multi-national companies, including Fortune 500 and private equity-backed corporations. Prior to joining the Company, Mr. Harrill held positions of increasing responsibility at Blackboard, Inc., from 2015 to 2021, including Vice President, Chief Accounting Officer and Corporate Controller.

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

Available Information

Our website is www.centrusenergy.com. We make available on our website, or upon request, without charge, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including Centrus.

Our COBC provides a brief summary of the standards of conduct that are at the foundation of our business operations. The COBC states that we conduct our business in strict compliance with all applicable laws. Each employee must read the COBC and sign a form stating that he or she has read, understands and agrees to comply with the COBC. A copy of the COBC is available on our website or upon request without charge. We will disclose on the website any amendments to, or waivers from, the COBC that are required to be publicly disclosed.

We also make available on our website or upon request, free of charge, our COBC, Board of Directors Governance Guidelines, and our Board committee charters.

Item 1A. Risk Factors

The following discussion sets forth the material risk factors that could affect our financial condition and operations. Such risks, which could negatively affect our Consolidated Financial Statements, fall primarily under the categories listed below. Readers should not consider any descriptions to be a complete set of all potential risks that could affect us.

Risks related to the war in Ukraine factors primarily include:

•the current war in Ukraine and related international sanctions and restrictions.

Risks related to economic and industry factors primarily include:

•the financial difficulties experienced by, and operating conditions of, our customers and suppliers;

•epidemics and other health related issues, including, but not limited to the COVID-19 pandemic;

•the continued excess supply of LEU in the market; and

•price volatility associated with the procurement of SWU and uranium.

Risks related to operational factors primarily include:

•restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply; and

•the inability to sell all of the LEU we are required to purchase under supply agreements for prices that cover our costs.

Risks related to financial factors primarily include:

•significant long-term liabilities;

•material unfunded defined benefit pension plans obligations and postretirement health and life benefit obligations;

•our revenues and operating results may fluctuate significantly from quarter to quarter and year to year;

•possible impairment loss related to our intangible assets;

•Centrus is dependent on intercompany support from Enrichment Corp.;

•limited trading volume for our securities and the market price of our securities is subject to volatility;

•a small number of holders of our Class A Common Stock may exert significant influence over the direction of the Company;

•a small number of Class A stockholders, who also have significant holdings of the Company’s 8.25% Notes, may be motivated by interests that are not aligned with the Company’s other Class A stockholders; and

•limited ability to utilize our NOL carryforwards to offset future taxable income.

Risks related to general factors primarily include:

•failures to protect classified or other sensitive information, or security breaches of IT systems could result in significant liability;

•the inability to attract and retain key personnel;

•the potential for the DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC Agreement and our other agreements with the DOE, or to require modifications to such agreements;

•government reviews or audits can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities, and other remedies against us;

•our U.S. Government contracts and subcontracts are dependent on continued U.S. Government funding and government appropriations, which may not be made on a timely basis or at all;

•changes to, or termination of, any agreements with the U.S. Government, or deterioration in our relationship with the U.S. Government; and

•the ability to adapt to a rapidly changing competitive environment in the nuclear industry.

Risks related to legal and compliance factors primarily include:

•our operations are regulated by the U.S. Government, including the NRC and the DOE as well as the States of Ohio and Tennessee;

•our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive materials and could result in liability without regard to fault or negligence; and

•our certificate of incorporation gives us certain rights with respect to equity securities held (beneficially or of record) by foreign persons. If levels of foreign ownership set forth in our certificate of incorporation are exceeded, we have the right, among other things, to redeem or exchange common stock held by foreign persons, and in certain cases, the applicable redemption price or exchange value may be equal to the lower of fair market value or a foreign person’s purchase price.

War in Ukraine Risks

The current war in Ukraine and related international sanctions and restrictions on trade could have a material adverse impact on our business, results of operations, and financial condition.

The current war in Ukraine has led the United States, Russia, and other countries to impose sanctions and other measures that restrict international trade. At present, sanctions have not prevented the Company or TENEX from performing under the TENEX Supply Contract, but the situation is continuously changing, and it is not possible to predict future actions that could be taken or the impact they may have on the Company or the market.

The expanding sanctions imposed by the United States and foreign governments on goods, services, entities, and instrumentalities that could be needed for performance of the TENEX Supply Contract could have adverse effects on the TENEX Supply Contract, even if such sanctions are not directed at imports of Russian LEU or other trade in nuclear material with Russia. For example, a sanction on a Russian bank might prevent funds from being transferred to TENEX’s account from the U.S. bank to which we make payments. We do not know what actions TENEX might take if it could not receive payments in Russia, but if it refused to make future deliveries, such action could affect our ability to meet our delivery obligations to our customers.

Further, sanctions by the United States, Russia, or other countries may directly or indirectly impact performance of the TENEX Supply Contract and our ability to transport, import, take delivery or make payments related to the LEU we purchase. For example, in June 2022, Canada prohibited Canadian entities from providing transportation services to Russians or persons in Russia in various industries, including enrichment of uranium. A company that provides transportation services to the Company under the TENEX Supply Contract interpreted the sanction as applying to transportation of Russian LEU for the Company, and the Canadian company informed the Company that it could not load Russian LEU until it received a permit from the Canadian government. Although the permit was issued, it is only valid until June 2023, meaning that, absent a renewal of the permit, the Company will need to find an alternative transportation company, which may be difficult and costly because of the limited number of qualified service providers. Further, adverse consequences for future deliveries of Russian LEU could result if companies who are closely involved in the U.S. nuclear fuel cycle (including, for example, the supply of the natural uranium used to return the uranium component of Russian LEU to TENEX), are prevented from performing and making such natural uranium available to TENEX for return to Russia, as required by the terms of the RSA. In addition, companies that provide us with services essential to implementation of the TENEX Supply Contract, including but not limited to companies affected by sanctions from countries such as Canada, could conclude that for reasons of risk, cost, or other factors, they no longer can or will provide those services to us. Furthermore, because sanctions also limit the types of non-nuclear cargo that this transportation company can ship to and from Russia, the scope of its business in Russia has been curtailed and the number of ships it has dedicated to transportation to and from Russia has been reduced, making it more difficult for the Company to make timely deliveries of LEU.

Additional sanctions or other measures by the U.S. or foreign governments (including the Russian government) could be imposed in the future. There have been proposals in U.S. Congress and elsewhere to ban imports of uranium which could affect our ability to import LEU in one or more years under the TENEX Supply Contract but none of these have been adopted as of the date of this filing. Any sanctions or measures directed at trade in LEU from Russia or the parties involved in such trade or otherwise could interfere with, or prevent, performance under the TENEX Supply Contract. Accordingly, the situation at this time is unpredictable and therefore there is no assurance that future developments would not have a material adverse effect on the Company’s procurement, payment, delivery, or sale of LEU by the Company.

If measures were taken to limit the import of Russian LEU or to prohibit or limit dealings with Russian entities, including, but not limited to, TENEX or the ROSATOM, the Company could seek a license, waiver, or other approval from the government imposing such measures to ensure that the Company could continue to fulfill its purchase and sales obligations using LEU delivered under the TENEX Supply Contract. There is no assurance that such a license, waiver, or approval, if sought, would be granted. If a license, waiver, or approval were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX. The Company has contracts for alternative sources that could be used to mitigate a portion of the near-term impacts. However, to the extent these sources were insufficient or more expensive or additional supply cannot be obtained, it could have a material adverse impact on our business, results of operations, and competitive position.

As a result of the current uncertainty regarding trade with Russia, as well as the actions of Russia in the war against Ukraine, customers may seek to renegotiate existing contracts, refuse to take deliveries of Russian LEU, or take other actions that could have a material adverse impact on our business, results of operations, and competitive position. Further, our ability to enter into new contracts to sell the material we are committed to purchase may be impacted. Finally, since the majority of our supply contracts include a market-based pricing component, the rapidly rising market prices due to the war in Ukraine and the associated sanctions could materially increase our cost of sales under our existing supply contracts, including but not limited to, the TENEX Supply Contract.

Economic and Industry Risks

Our future prospects are tied directly to the nuclear energy industry worldwide. The financial difficulties experienced by, and operating conditions of, our customers and suppliers could adversely affect our results of operations and financial condition.

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
•decisions by agencies, courts or other bodies under trade and other laws applicable to us, our suppliers, or our customers;
•disruptions in other areas of the nuclear fuel cycle, such as uranium supplies or conversion;
•civic opposition to, or changes in government policies regarding, nuclear operations;
•business decisions concerning reactors or reactor operations;
•the financial condition of reactor owners and operations;
•the need for generating capacity; or
•consolidation within the electric power industry.

These events could adversely affect us to the extent they result in a reduction or elimination of customers’ contractual requirements to purchase from us; the suspension or reduction of nuclear reactor operations; the reduction or blocking of supplies of raw materials, natural or enriched uranium or SWU; lower demand; burdensome regulation, disruptions of shipments, production importation or payment (including the blocking or restriction of transportation services or hardware); increased competition from third parties; increased costs or difficulties; or increased liability for actual or threatened property damage or personal injury. Additionally, customers may face financial difficulties, including from factors unrelated to the nuclear industry, that could affect their willingness or ability to make purchases. We cannot provide any assurance that events will not preclude us from making deliveries to our customers or increase our costs or that our customers, suppliers, or contractors will not default on their obligations to us or file for bankruptcy protection. If a customer files for bankruptcy protection, for example, we likely would be unable to collect all, or even a significant portion, of amounts that are owed to us. A default and bankruptcy filing by one or more customers or suppliers, or events, such as those listed above which prevent or limit our ability to obtain or sell material or services, could have a material adverse effect on our business, financial position, results of operations, or cash flows.

Our business, financial and operating performance could be adversely affected by epidemics and other health related issues, including but not limited to the COVID-19 pandemic.

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. Government and has negatively affected the U.S. and global economies, disrupted supply chains, and has resulted in significant travel, transport, and other restrictions. The COVID-19 outbreak disrupted the supply chains and day-to-day operations of the Company, our suppliers, our contractors, and our customers, which could materially adversely affect our operations. In this regard, global supply chains and the timely availability of products or product components sourced domestically or imported from other nations, including SWU contained in

LEU we purchase, could be materially disrupted by quarantines, slowdowns or shutdowns, border closings, and travel restrictions resulting from the global COVID-19 pandemic or other global pandemic or health crises. Further, impacts of COVID-19 infections and other COVID-19 pandemic related impacts on our management and workforce, or our suppliers, contractors, or customers, could adversely impact our business. While we have taken steps to protect our workforce and carry on operations, we may not be able to mitigate all of the potential impacts. We anticipate increased costs related to, or resulting from, the COVID-19 pandemic, due to, among other things, delays in supplier deliveries, impacts of travel restrictions, site access and quarantine requirements, and the impacts of remote work and adjusted work schedules.

In the event that the COVID-19 pandemic prevents our employees or our contractors from working in-person at our site or, our suppliers are unable to provide goods and services on the schedule we anticipated, the impacts on our schedule and costs could be material. Again, while we have worked to mitigate the impact, we may experience increased costs as the result of the impact of the pandemic on their operations.

The long-term impacts of the COVID-19 pandemic on us or on government budgets, our customers, contractors and suppliers that could impact our business are also difficult to predict but could adversely affect our business, results of operations, and prospects.

The continued excess supply of LEU in the market could adversely affect market prices and our business results.

Events related to the March 2011 earthquake and tsunami that caused irreparable damage to four reactors in Fukushima, Japan, created an over-supply of nuclear fuel that continues to heavily influence market prices. In addition, reactor operators facing aggressive price competition from natural gas and subsidized renewable generation like wind and solar, have closed or are planning to close reactors, further reducing demand for our product and services. Despite the decrease in demand, some of our competitors supported by foreign governments continued to expand their capacity. Market uncertainty, and reduced demand, coupled with excess capacity and supply could adversely affect our ability to sell LEU and SWU and thus could adversely affect our business, results of operations, and prospects.

Our business is exposed to price volatility associated the procurement of SWU and uranium.

The Company is exposed to commodity price risk for purchases of SWU and uranium. Our earnings and cash flows are therefore exposed to variability of spot and forward market prices in the markets in which it operates. The supply markets for LEU, SWU and other uranium are subject to price fluctuations and availability restrictions.

Operational Risks

Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply could adversely affect profitability and the viability of our business.

The majority of the SWU and LEU that we use to fill existing contracts with customers is sourced from outside the United States, including from Russia under the TENEX Supply Agreement, and we expect these arrangements to continue into the future. Our ability to place this SWU and LEU into existing and future contracts with customers is subject to trade restrictions, sanctions, and other limitations imposed by the United States, other governments, and our customers. For example, our imports from Russia are subject to U.S. quotas. Given the quotas, restrictions, and customer limitations that limit our ability to sell SWU and LEU purchased under the TENEX Supply Agreement both in the United States and globally, there is no guarantee that we can make sufficient sales to meet our minimum purchase obligation under the TENEX Supply Agreement. (For further information refer to Part I, Item 1, Competition and Foreign Trade).

Further, currently evolving international events, including the war in Ukraine, could result in new or additional sanctions or other U.S. or foreign government actions that could directly or indirectly limit or prevent our purchase, import, delivery and/or sale of material under our TENEX Supply Agreement. Even absent such restrictions, some of our U.S. and foreign customers are unable or unwilling to accept Russian SWU and uranium.

Geopolitical events, including domestic or international reactions or responses to such events, as well as concerns about national security or other issues, also could lead to U.S. or foreign government or international actions that could disrupt our ability to purchase, import, sell, or make deliveries of LEU, SWU, or other uranium products, or even to continue to do business with one or more of our suppliers or their affiliates. Our inability to meet our purchase or sales obligations, or to earn revenues from U.S. and international sales, would adversely affect our financial condition, results of operations, cash flows, and the viability of our business. All of these outcomes, individually and collectively, could cause us to incur significant financial losses, in addition to impeding or preventing us from fulfilling our existing contracts, or winning new contracts, and could adversely affect our profitability and the viability of our business.

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

We also rely on third parties to provide essential services to the Company, such as the storage and management of inventory, transportation, and radiation protection. Those service providers may not perform on time, with the desired quality, or at all, for a variety of reasons, many of which are outside our control. An interruption of deliveries from our suppliers or the provision of essential services by third parties, could adversely impact our business, results of operations, and prospects.

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

The ability to compete in certain foreign markets may be limited for legal, political, economic, or other reasons.

Doing business in foreign markets poses additional risks and challenges. For example, agreements for cooperation between the U.S. Government and various foreign governments or governmental agencies control the export of nuclear materials from the United States. We are unable to supply fuel for foreign reactors unless there is an agreement for cooperation in force. If an agreement with a country in which one or more of our customers is located were to lapse, terminate, or be amended, our sales or deliveries could be curtailed or terminated, adversely affecting our business, results of operations, and prospects. Moreover, the lack of such agreements for cooperation between the U.S. Government and those governments or agencies in emerging markets may restrict our ability to sell into such markets. Additionally, countries may impose other restrictions on the import or export of material or services related to our business.

Purchases of LEU and SWU by customers in the EU are subject to a policy of the Euratom Supply Agency that seeks to limit foreign enriched uranium to no more than 20% of EU consumption per year. Similarly, China has a policy of using Chinese sources of LEU and SWU. Such policies limit our ability to sell in those countries.

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

In 2022, our ten largest nuclear fuel customers represented approximately 75% of total revenue and our two largest customers represented approximately 28% of total revenue. A reduction in purchases from our customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption or change in their operations or financial condition that reduces purchases of LEU, SWU, or other uranium products from us, could adversely affect our business, results of operations, and prospects. Once lost, customers may be difficult to regain because they typically purchase under long-term contracts. Consequently, we may face reduced revenues and difficulty in selling the material we are obligated to buy, which could adversely affect our business, results of operations, and prospects.

The dollar amount of the Order Book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty.

Our Order Book is the estimated aggregate dollar amount of SWU and uranium sales that we expect to recognize as revenue in future periods under existing contracts with customers. It includes deferred revenue for sales in which we have been paid but still have a delivery obligation, which means we will not receive cash in the future from those deliveries. There is no assurance that the revenues projected will be realized, or, if realized, will result in profits. Our estimate of the Order Book is based on a number of factors including customers’ estimates of the timing and size of their fuel requirements and estimates of future selling prices. For example, depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU or uranium market price indicators prevailing at the time of delivery, and other factors, all of which are unpredictable. Any inaccuracy in estimates of future prices would add to the imprecision of the Order Book estimate. From time to time, we have worked with customers to modify contracts that have delivery, scheduling, origin or other terms that may require modifications to address our anticipated supply sources. If we were to initiate such discussions in the future, we have no assurance that our customers would agree to revise existing contracts or would not require concessions, which could adversely affect the value of our Order Book and our business, results of operations and prospects.

Our ability to operate the HALEU enrichment facility we are deploying under the HALEU Operation Contract after the completion of the contract is dependent on our ability to secure additional contracts and funding from the U.S. Government or other sources.

In 2019, Centrus began work on a three-year, cost-shared contract with the DOE to deploy a cascade of 16 of our AC100M centrifuges to demonstrate production of HALEU with domestic technology. On November 30, 2022, after a competitive selection award, we signed a contract with the DOE to complete and operate the enrichment plant we commenced building in 2019. The HALEU Operation Contract has a base contract value of approximately $150 million in two phases through 2024. Phase 1 includes an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to finish construction, bring the cascade online, and demonstrate production of 20 kilograms of 19.75% enriched HALEU by December 31, 2023. In Phase 2, we will continue production for a full year at an expected annual production rate of 900 kilograms of HALEU. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to appropriations. The HALEU Operation Contract also gives the DOE options to obtain up to nine additional years of production from the cascade beyond the base contract on a cost-plus-incentive-fee basis; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations.

Our goal is to be in a position to begin production and scale up the facility in modular fashion as demand for HALEU grows in the commercial and/or government sectors. However, our right to continue to operate the facility we are building after completion of Phase 2 of the HALEU Operation Contract depends on the award of one or more follow-on contracts by the U.S. Government, as well as continued funding for operation from the U.S. Government or other sources. There is no assurance that we will be awarded such contracts or that such funding will be available. Further, it is uncertain whether or when demand to support the scale up of the facility will materialize. If we do not secure the necessary contracts and funding and if sufficient demand does not emerge, we may not be able to continue or expand operations at that facility and may not be able to support providing HALEU fuel for the advanced reactors under development.

If we are required to delease the facility where we are deploying the HALEU cascade under the HALEU Operation Contract and return it, along with the centrifuges and supporting equipment, to the DOE at the expirations of our contract, this would likely result in the termination of our NRC operating license and us laying off our Piketon workforce. However, if we are able to continue operating the facility, we would incur additional costs and liabilities associated with the facility.

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

Our Technical Solutions segment conducts business under various types of contracts, including fixed-price and cost-share contracts, which subjects us to risks associated with cost overruns.

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
•placing certain restrictions on the ability of our subsidiary, Enrichment Corp., to transfer cash and other assets to us, which could constrain our ability to pay dividends on our Common Stock or to fund our commitments or the commitments of our other subsidiaries, pursuant to the indenture governing our 8.25% Notes, subject to certain exceptions; and
•restricting our ability to engage in certain mergers or acquisitions pursuant to the indenture governing our 8.25% Notes which also require us to offer to repurchase all such outstanding notes at 101% of their outstanding principal amount in the event of certain change of control events.

The terms of the indenture governing our 8.25% Notes do not restrict Centrus or any of its subsidiaries from incurring substantial additional indebtedness in the future. If we incur substantial additional indebtedness, however, the foregoing risks would intensify. Additional information concerning the 8.25% Notes including the terms and conditions of the 8.25% Notes are described in Note 8, Debt of the Consolidated Financial Statements.

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

Centrus and its subsidiary, Enrichment Corp., maintain qualified defined benefit pension plans that are guaranteed by the Pension Benefit Guaranty Corporation, a wholly-owned U.S. Government corporation that was created by Employee Retirement Income Security Act of 1974. Centrus also maintains non-qualified defined benefit pension plans for certain executive officers. These plans are anticipated to require material cash contributions in the future, which may divert funds from other uses and could adversely impact our liquidity depending on the timing of any required contributions or payments in relation to our sources of cash and other payment obligations.

Further, earnings may be positively or negatively impacted by the amount of expense we record for employee benefit plans. U.S. GAAP requires a company to calculate expenses for these plans using actuarial valuations. The IRS and the Pension Protection Act of 2006 regulate the minimum amount we contribute to our pension plans. The amount we are required to contribute to pension plans could have an adverse effect on our cash flows.

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

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The intangible assets remaining on our balance sheet relate to our sales Order Book and customer relationships. The Order Book intangible asset is amortized to expense as the Order Book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized to expense using the straight-line method over the estimated average useful life of 15 years with 6 ¾ years of scheduled amortization remaining.

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

Substantially all of our revenue-generating operations are conducted at our subsidiary, Enrichment Corp. The financing obtained from Enrichment Corp. funds our general corporate expenses, including interest payments on the 8.25% Notes, which are guaranteed on a limited and subordinated basis by Enrichment Corp. Enrichment Corp. also has pledged its assets as security for the 8.25% Notes. As a wholly-owned subsidiary of Centrus, Enrichment Corp. has its own set of creditors and a separate board of directors, the Enrichment Board, who are elected by Centrus. Current and future funding and support are conditional and dependent on Enrichment Corp.’s own financial condition and a determination by the Enrichment Board that such funding is in the interest of Enrichment Corp.

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

Holders of our Class B Common Stock may make decisions regarding their investment in the Company based upon factors that are unrelated to the Company’s performance. Any sales of shares by holders of our Class B Common Stock would result in automatic conversion (with limited exceptions) of Class B Common Stock into Class A Common Stock, which in turn could adversely impact the trading price of the Class A Common Stock.

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

As of December 31, 2022, based solely on amounts reported in Schedule 13D and 13G filings with the SEC, two stockholders with the largest holdings of our Class A Common Stock collectively own approximately 21% of our Class A Common Stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger of the Company, or sale of substantially all of the Company’s assets. These stockholders may have interests that differ from, and may vote in a way adverse to, other holders of Class A Common Stock, or adverse to the recommendations of the Company’s management. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company, may limit the ability of the Company to pass certain initiatives or other items that require stockholder approval, and may also have the effect of delaying, preventing, or expediting, as the case may be, a change in control of the Company.

A small number of Class A stockholders, who also have significant holdings of the Company’s 8.25% Notes, may be motivated by interests that are not aligned with the Company’s other Class A stockholders.

Currently, a small number of persons who also are Class A stockholders collectively own approximately 33% of our 8.25% Notes. As a result, these stockholders may have interests that differ from the remainder of the holders of our Class A Common Stock, and, as a result, may vote or take other actions in a way adverse to other holders of Class A Common Stock.

Our ability to utilize our NOL carryforwards to offset future taxable income may be limited.

Our ability to fully utilize our existing NOLs or NUBILs could be limited or eliminated in the event (i) we undergo an “ownership change” as described under Section 382 of the Code, (ii) we do not reach profitability or are only marginally profitable, or (iii) there are changes in U.S. Government laws and regulations. An “ownership change” is generally defined as a greater than 50% change in equity ownership by value over a rolling three-year period. Past or future ownership changes, some of which may be beyond our control, as well as differences and fluctuations in the value of our equity securities may adversely affect our ability to utilize our NOLs and could reduce our flexibility to raise capital in future equity financings or other transactions, or we may decide to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, the “Section 382 Rights Agreement” we have adopted with respect to our Common Stock contains limitations on transferability intended to prevent the possibility of experiencing an “ownership change,” but we cannot be certain that these measures will be effective. We also may decide to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, any changes to tax rules and regulations or the interpretation of tax rules and regulations could negatively impact our ability to recognize any potential benefits from our NOLs or NUBILs.

Legal and Compliance Risks

Our operations are highly regulated by the U.S. Government, including the NRC and the DOE as well as the States of Ohio and Tennessee and could be significantly impacted by changes in government policies and priorities.

Our operations, including the facilities we lease near Piketon, Ohio, are subject to regulation by the NRC. The NRC has granted us two licenses for the Piketon facility: a license for a Lead Cascade test facility that was granted in February 2004, and a separate license to construct and operate a commercial plant that was granted in April 2007. Our license to construct and operate a commercial plant will expire on April 13, 2037. In June 2021, the NRC approved an amendment to permit HALEU production as a subset of the larger commercial plant license. We are currently performing work under a contract with the DOE for the construction and operation of a cascade to produce HALEU. This contract is currently set to expire at the completion of Phase 2 which is no later than December 31, 2024. We filed a new license amendment with the NRC to increase our material possession limit to accommodate anticipated output under the HALEU Operation Contract and extend our production authorization period under our license.

The NRC could refuse to grant our license amendment to construct and operate a commercial plant if it determines that: (1) we are foreign owned, controlled, or dominated; (2) the issuance of the amendment would be inimical to the maintenance of a reliable and economic domestic source of enrichment; (3) the issuance of the amendment would be adverse to U.S. defense or security objectives; or (4) the issuance of the amendment is otherwise not consistent with applicable laws or regulations then in effect.

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act, the NRC regulations and conditions of licenses, certificates of compliance, or orders. The NRC has the authority to impose civil penalties or additional requirements and to order cessation of operations for violations of its regulations. Penalties under the NRC regulations could include substantial fines, imposition of additional requirements, or withdrawal or suspension of licenses or certificates. Any penalties imposed on us could adversely affect our results of operations and liquidity. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements also could adversely affect our results of operations and financial condition.

In addition, certain of our operations are subject to DOE regulation or contractual requirements. Our technology and manufacturing facility in Oak Ridge is also regulated by the State of Tennessee under the NRC’s Agreement State Program as well as applicable state laws. Our operations at the facility near Piketon also are subject to regulation by various agencies of the Ohio state government. These state and federal agencies may have the authority to impose civil penalties and additional requirements, which could adversely affect our results of operations. Further, changes in federal, state or local government policies and priorities can impact our operations and the nuclear industry. This includes changes in interpretations of regulatory requirements, increased inspection or enforcement activities, changes in budgetary priorities, changes in tax laws and regulations and other actions or in-actions governments can take.

Our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive materials and could result in liability without regard to fault or negligence.

Our operations involve the use, transportation, and disposal of toxic, hazardous and/or radioactive materials. A release of these materials could pose a health risk to humans or animals. If an accident were to occur, its severity would depend on the volume of the release and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions. Actions taken in response to an actual or suspected release of these materials, including a precautionary evacuation, could result in significant costs for which we could be legally responsible. In addition to health risks, a release of these materials may cause damage to, or the loss of, property and may adversely affect property values. Additionally, we may be responsible for D&D of facilities where we conduct, or previously conducted, operations. Activities of our contractors, suppliers or other counterparties similarly may involve toxic, hazardous, and radioactive materials and we may be liable contractually, or under applicable law, to contribute to remedy damages or other costs arising from such activities, including the D&D of third-party facilities.

We lease facilities from the DOE near Piketon. Pursuant to the Price-Anderson Act, as well as the HALEU Operation Contract, the DOE has agreed to indemnify the Company’s subsidiaries who are party to those agreements, and other Company entities who fall under the definition of a person indemnified under the Atomic Energy Act, against claims for public liability (as defined in the Atomic Energy Act) arising out of or in connection with activities under those leases and the HALEU Operation Contract, as applicable, resulting from a nuclear incident or precautionary evacuation including transportation. If an incident or evacuation is not covered under DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition.

While the DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from the DOE and the DOE may also determine that some or all costs are not reimbursable under the indemnification. In addition, the Price-Anderson Act indemnification does not cover loss or damage due to a nuclear incident to property located on the leased facilities.

Centrus and Enrichment Corp. have been named as defendants in lawsuits alleging damages resulting from releases at the facilities we leased in the past at the Portsmouth GDP, and the centrifuge facilities we still lease near Piketon. These claims include allegations of damages that the plaintiffs assert are not covered by the Price-Anderson Act, which claims we and the other defendants have challenged. If the DOE were to determine that the Price-Anderson Act did not apply, we would have to pay all or part of any damages awarded as a result of such claims, the cost to us, including legal fees, could adversely affect our results of operations and financial condition. Refer to Note 16, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part IV of this Annual Report for further details.

In our contracts, we seek to protect ourselves from liability, including at locations where the Price-Anderson Act indemnification does not apply, such as at the locations where we receive or hold enriched and natural uranium, or deliver such material to customers, during transportation between such locations, or the facilities where such material is processed or used, but there is no assurance that such contractual limitations on liability will be effective in all cases. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could adversely affect our results of operations and financial condition.

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

General Risk Factors

Failures to protect classified or other sensitive information, or security breaches of IT systems could result in significant liability or otherwise have an adverse effect on our business.

Our business requires us to use and protect classified, sensitive, and other protected information as well as business proprietary information and intellectual property (collectively, “sensitive information”). Our computer networks and other IT systems are designed to protect this information through the use of classified networks and other procedures. We routinely experience various cybersecurity threats, threats to our information technology infrastructure, unauthorized attempts to gain access to the Company’s sensitive information, and denial-of-service attacks, as do our customers, suppliers, subcontractors, and other business partners. The threats we face vary from attacks common to most industries to attacks by more advanced and persistent, highly organized adversaries, including nation states, which target us and other government contractors because we possess sensitive information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, and depending on the severity of the incident, U.S Government data, the Company’s data, customers’ data, our employees’ data, our intellectual property, and other sensitive information could be compromised. As a consequence of the persistence, sophistication, and volume of these attacks, we may not be successful in defending against all such attacks. Due to the evolving nature of these security threats and the national security aspects of much of the sensitive information we possess, the impact of any future incident cannot be predicted.

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

A material network breach in the security of the IT systems of the Company or third parties for any reason, including, but not limited to, human error, could include the theft of sensitive information, including, without limitation, our and our customers’ business proprietary and intellectual property. To the extent any security breach or human error results in a loss or damage to sensitive information, or an inappropriate or unauthorized disclosure of sensitive information, the breach could cause grave damage to the country’s national security and to our business. Threats, via insider threat or third parties, to our IT systems, are constantly evolving and there is no assurance that our efforts to maintain and improve our IT systems will be sufficient to meet current or future threats. Any event leading to a security breach or loss of, or damage to, sensitive information, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In an extreme case, the DOE could terminate our permit to access classified information resulting in the elimination of our ability to continue American Centrifuge work or performance of DOE contracts, including the HALEU Operation Contract.

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

The potential for the DOE to seek to terminate or exercise its remedies under the 2002 DOE-USEC Agreement and our other agreements with DOE, or to require modifications to such agreements that are adverse to our interests, may have adverse consequences on the Company.

The Company and the DOE signed the “2002 DOE-USEC Agreement”, which requires the Company to develop, demonstrate, and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. The DOE has specific remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone or if we abandon or constructively abandon the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to the DOE’s centrifuge technology that is required for the success of the American Centrifuge project, the HALEU Operation Contract or other projects, requiring us to transfer certain rights in the American Centrifuge technology and facilities to the DOE, and to reimburse the DOE for certain costs associated with the American Centrifuge project.

We have granted to the DOE an irrevocable, non-exclusive right to use or permit third parties on behalf of the DOE to use all Centrifuge IP royalty free for U.S. Government purposes (which includes national defense purposes, including providing nuclear material to operate commercial nuclear power reactors for tritium production). We also granted an irrevocable, non-exclusive license to the DOE to use such Centrifuge IP developed at our expense for commercial purposes (including a right to sublicense), which may be exercised only if we miss any of the milestones under the 2002 DOE-USEC Agreement or if we (or our affiliate or entity acting through us) are no longer willing or able to proceed with, or have determined to abandon, or have constructively abandoned, the commercial deployment of the centrifuge technology. Such a commercial purposes license is subject to payment of an agreed upon royalty to us, which will not exceed $665 million in the aggregate. While our long-term objective is to commercially deploy the American Centrifuge technology when it is commercially feasible to do so, the DOE may take the position that we are no longer willing or able to proceed with commercial deployment, or have actually, or constructively, abandoned commercial deployment, and could invoke its rights under the license described above. Any of these actions could adversely impact our business and prospects.

The DOE may seek to exercise remedies under these agreements and there is no assurance that the parties will be able to reach agreement on appropriate modifications to the agreements in the future. Moreover, even if the parties reach agreement on modifications to such agreements, there is no assurance that such modifications will not impose material additional requirements, provide the DOE with material additional rights or remedies, or otherwise affect the overall economics of the American Centrifuge technology and our ability to finance and successfully deploy the technology. Any of these actions could adversely impact our business and prospects.

Our U.S. Government contract work is regularly reviewed and audited by the U.S. Government and these reviews can lead to withholding or delay of payments to us, non-receipt of award fees, legal actions, fines, penalties and liabilities, and other remedies against us.

Our U.S. Government contracts and subcontracts are subject to specific regulations such as the Federal Acquisition Regulation, among others, and also subject to audits, cost reviews, and investigations by the U.S. Government contracting oversight agencies. Should a contracting agency determine that we have not complied with the terms of our contracts and subcontracts and applicable statutes and regulations, payments to us may be disallowed, which could result in adjustments to previously reported revenues and refunding of previously collected cash proceeds. Additionally, we may be subject to litigation brought by private individuals on behalf of the U.S. Government under the Federal False Claims Act, which could include claims for treble damages. If we experience performance issues under any of our U.S. Government contracts and subcontracts, the U.S. Government retains the right to pursue remedies, which could include termination under any affected contract. Termination of a contract or subcontract could adversely affect our ability to secure future contracts, and could adversely affect our business, financial condition, results of operations, and cash flows.

Our U.S. Government contracts and subcontracts are dependent on continued U.S. Government funding and government appropriations, which may not be made on a timely basis or at all, and could have an adverse effect on our business.

Current and future U.S. Government contracts and subcontracts, including our HALEU Operation Contract, are dependent on government funding, which are generally subject to Congressional appropriations. Our ability to perform under these federal contracts and subcontracts is dependent upon sufficient funding for, and timely payment by, the entities with which we have contracted. If the contracting governmental agency, or the prime contractor, does not receive sufficient appropriations, it may terminate our contract or subcontract (in whole or in part) or reduce the scope of our contract or subcontract, or delay or reduce payment to us. Any inability to award us a contract or subcontract, any delay in payment, or the termination of a contract or subcontract, in whole or in part, due to a lapse in funding or otherwise, could adversely affect our business, financial condition or results of operations, or cash flows.

Changes to, or termination of, any agreements with the U.S. Government, or deterioration in our relationship with the U.S. Government, could adversely affect results of operations.

We are a party to a number of agreements and arrangements with the U.S. Government that are important to our business including our HALEU Operation Contract, the lease for the centrifuge facility near Piketon, and the 2002 DOE-USEC Agreement. Termination, expiration, or modification of one or more of these or other agreements could adversely affect our business and prospects. In addition, deterioration in our relationship with the U.S. agencies that are parties to these agreements could impair or impede our ability to successfully implement these agreements, which could adversely affect our business, financial condition or results of operations, or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters is located at 6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817, where we lease 24,000 square feet of office space through October 2027. Our Bethesda, Maryland location is also utilized by our LEU and Technical Solutions segments. We own a 440,000 square foot manufacturing facility, including supporting office space, on 72 acres at 400 Centrifuge Way, Oak Ridge, Tennessee 37830. We also lease industrial buildings and 110,000 square feet of supporting office space from DOE at 3930 U.S. Route 23, Piketon, Ohio 45661. The industrial buildings encompass more than 14 acres under roof and were built to contain uranium enrichment operations using centrifuge technology. Our Oak Ridge, Tennessee and Piketon, Ohio facilities support our Technical Solutions segment. We also have a short-term lease for a small area of office space in Washington, D.C which is used by our corporate function. We maintain our facilities in good operating condition and believe they are adequate for our present needs and the foreseeable future.

Item 3. Legal Proceedings

Refer to Note 16, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part IV of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, consisting of 70,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock, As of February 7, 2023, the Company has issued 14,638,846 shares of Common Stock, consisting of 13,919,646 shares of Class A Common Stock and 719,200 shares of Class B Common Stock. The Class B Common Stock was issued to Toshiba America Nuclear Energy Corporation and Babcock & Wilcox Investment Company and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are currently entitled to elect, in the aggregate, one member of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company has reserved 1,900,000 shares of Class A Common Stock under its management incentive plan, of which 522,608 shares were available for future awards as of December 31, 2022, including 120,000 shares associated with awards which terminated or were cancelled without being exercised.

The Class A Common Stock trades on the NYSE American LLC under the symbol “LEU”.

As of February 7, 2023, there were approximately 833 holders of record and approximately 19,547 beneficial owners of the Company’s Class A Common Stock. As of February 7, 2023, there were two holders of record of the Company’s Class B Common Stock.

No cash dividends were paid in 2022 or 2021, and we have no intention to pay cash dividends in the foreseeable future. The indenture governing our 8.25% Notes, subject to certain exceptions, places certain restrictions on the ability of Enrichment Corp. to transfer cash and other assets to us. This could act as a constraint on our ability to pay dividends on our Class A Common Stock.

There were no unregistered sales of equity securities by the Company during the years ended December 31, 2022.

Stock Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in the Class A Common Stock of Centrus, the S&P 500 Index, and the S&P Aerospace and Defense (A&D) Index. The graph reflects the investment of $100 on December 31, 2017 in Class A Common Stock, the S&P 500 Index and the S&P A&D Index, and reflects the reinvestment of dividends. The stock price performance included in the graph below is not indicative of future stock performance. Notwithstanding anything set forth in any of our previous filings under the Securities and Exchange Act, which might be incorporated into future filings in whole or part, including this Form 10-K, the following performance graph shall not be deemed incorporated by reference into any such filings.

Comparison of Five-Year Cumulative Return
1500
1250
1000
750
500
250
0
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Centrus
S&P 500
S&P A&D

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

Overview

Centrus, a Delaware corporation (the “Company,” “we” or “us”), is a trusted supplier of nuclear fuel and services for the nuclear power industry, which provides a reliable source of carbon-free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly-owned subsidiaries as well as the predecessor to Centrus, unless the context indicates otherwise.

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a slow and steady rise, reaching $56 per SWU by December 31, 2021. In 2022, spot prices continued to increase substantially, reaching $110 per SWU by December 31, 2022. This represents an increase of 96% since the beginning of the year and 224% over the 2018 historic low. This sudden surge in the SWU spot price has been driven by uncertainty created as a result of Russia’s invasion of Ukraine, coupled with growing interest in nuclear power as a source of secure and carbon-free energy.

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

Under the HALEU Demonstration Contract, Centrus was engaged by the DOE to construct a cascade of sixteen AC100M centrifuges in Piketon to demonstrate HALEU production. The Company’s goal under the HALEU Demonstration Contract was to complete the demonstration and scale up production of HALEU and LEU, to meet the needs of new and existing reactors as well as national security and other U.S. Government requirements for enriched uranium.

The HALEU Demonstration Contract was originally set to expire on June 1, 2022; however, it was extended through November 30, 2022. The DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the demonstration to a new, competitively-awarded contract that would provide for operations beyond the term of the existing HALEU Demonstration Contract. The DOE has incrementally increased funds on the HALEU Demonstration Contract with total funding to date of $168.7 million.

On November 10, 2022, the DOE notified Centrus that the Company had won the HALEU Operation Contract with work beginning November 14, 2022. The HALEU Operation Contract provides for a 50/50 cost share contract for Phase 1 of the base contract to complete the cascade, begin operations and produce 20 Kg of HALEU UF6 by no later than December 31, 2023. Phase 2 includes continued operations and maintenance on a cost-plus-incentive-fee basis and the production for a full year at an annual production rate of 900 Kg of HALEU UF6, but by no later than December 31, 2024. Finally, under the HALEU Operation Contract, the DOE has three 3-year options to extend the term of the contract on a cost-plus-incentive-fee basis. There is no guarantee that the DOE will exercise any of those options or authorize the Company to continue production. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract. At this time, work is progressing on-schedule and on-budget for production of a small quantity of HALEU in the quarter ended December 31, 2023.

On February 9, 2023, the Company announced that construction and initial testing of the cascade and most of the support systems was complete. Before operations can begin, the Company needs to finish construction for the remaining support systems, including a fissile materials storage area, to allow HALEU produced for the DOE to be stored onsite, and complete final operational readiness reviews with the NRC to obtain approval for production to begin. The operational readiness reviews are required under the Company’s NRC license, which was successfully amended in 2021 to allow for HALEU production and made the Piketon site the only NRC-licensed HALEU production facility.

Centrus believes it is well positioned to compete for any follow-on contract(s) to expand HALEU production capability at the Piketon site. The DOE is contemplating additional contracts to ensure availability of HALEU for the ARDP and for the advanced reactor market, in general. Centrus responded to a DOE Sources Sought during late October 2022. The DOE plans to use this Sources Sought to guide development of a HALEU Availability Program which may be offered to industry on a competitive basis during 2023.

The Inflation Reduction Act signed into law on August 16, 2022, includes a $700 million appropriation for the DOE HALEU Availability Program, with the goal of making HALEU commercially available by 2026, of which $500 million will be available to support new production and $200 million will be available to resolve related supply chain challenges such as HALEU transportation. On October 6, 2022, the DOE issued a “Sources Sought” notice outlining a potential 10-year program to support the construction and operation of HALEU enrichment in the United States via government purchases of up to 25 metric tons of HALEU per year. The Sources Sought notice is a preliminary step, not a formal request for proposals, and the DOE would require additional annual appropriations beyond what is contained in the Inflation Reduction Act to fully implement that program. On October 14, 2022, the Company attended an Industry Day, where the DOE provided additional information on the potential procurement activity. The Company is evaluating its next steps associated with participating in a potential future request for proposal.

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

We believe our investments in our enrichment technology and the HALEU demonstration will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels, and also offer potential cost synergies for a return to LEU production. At present, a number of advanced reactors under development would use HALEU fuel. For example, of the ten advanced reactor designs selected by the DOE for its ARDP, nine will require HALEU. In addition, the first non-light water reactor to have begun active NRC-license review requires HALEU. The DOD recently awarded a contract to construct a prototype HALEU-fueled mobile microreactor by 2024 as part of a program called “Project Pele.” The U.S. Air Force also announced plans to deploy a microreactor at Eielson Air Force Base in Alaska. While the use of HALEU is not an express requirement of the Air Force program, the vast majority of microreactor designs are expected to need HALEU. In addition, the Defense Advanced Research Projects Agency is funding an effort called Demonstration Rocket for Agile Cislunar Operations, which aims to demonstrate a HALEU-fueled nuclear thermal propulsion system that could eventually support missions to the moon and Mars.

While the monthly price indicators have increased for several years, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Refer to Part I, Item 1, Business, for additional information.

Market Conditions and Outlook

The global nuclear industry outlook has begun to improve after many years of decline and stagnation. The development of advanced small and large-scale reactors, innovative advanced fuel types, and the commitment of nations to begin deploying or to increase the share of nuclear power in their nations has created optimism in the market. Part of the momentum has resulted from efforts to lower greenhouse gas emissions to combat climate change and improve health and safety.

According to the WNA, as of January 2023, there were 58 reactors under construction worldwide, about a third of which are in China. The United States, with 92 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from lower cost natural gas resources, until recently as gas prices have been rising, and the expansion of subsidized renewable energy. Twelve U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, two large reactors are under construction, and there are active efforts to develop, demonstrate, and deploy next generation reactors in the United States, many of which are expected to require HALEU.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2022 World Energy Outlook, nuclear generation is forecasted to grow by 25 percent by 2030 and 46 percent by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow by 46 percent by 2030 and more than double by 2040. Notably, these estimates of the global growth of nuclear represent a significant increase from the IEA’s 2021 World Energy Outlook, reflecting improving expectations for the future prospects of nuclear energy.

Growth in Global Nuclear Generation
IEA World Energy Outlook
2022 Estimates vs. 2021 Estimates
120%
100%
80%
60%
40%
20%
0%
2020
2030
2040
2050
2022 WEO (Stated Policies)
2021 WEO (Stated Policies)
2022 WEO (Announced Pledges)
2021 WEO (Announced Pledges)
2022 WEO (Net Zero Emissions)
2021 WEO (Net Zero Emissions)

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. Ten reactors in Japan have restarted and an additional seven are expected to restart in 2023; more of Japan’s reactors are expected to restart in subsequent years. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

In October 2020, the DOC reached an agreement with the Russian Federation on an extension of the RSA, a trade agreement which allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the annual quota for Centrus’ shipments to the United States through 2028 to execute our long-term TENEX Supply Contract with TENEX. This outcome allows for sufficient quota for Centrus to continue serving its utility customers.

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations and/or individuals. While sanctions imposed to date do not preclude the import of Russian uranium products into the United States, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and resell Russian uranium enrichment, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase, or make timely deliveries to our customers, and may require us to increase purchases from non-Russian sources to the extent available.

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

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors - The current war in Ukraine and related international sanctions and restrictions on trade could have a material adverse impact on our business, results of operations, and financial condition.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our Order Book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2023-2026.

Given the current uncertainty and disruption in the market, due to among other things, the war in Ukraine, we are no longer providing guidance on our results of operations for 2023. Please see Forward Looking Statements at the beginning of this Annual Report on Form 10-K.

Our Order Book in the LEU segment extends to 2029. As of December 31, 2022 and December 31, 2021, our Order Book was approximately $1.0 billion. The Order Book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $319 million of deferred revenue and advances from customers as of December 31, 2022, whereby customers have made advance payments to be applied against future deliveries. No orders in our Order Book are considered at risk related to customer operations. These medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions, such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract as well as the potential for additional sanctions and other restrictions in response to the evolving situation regarding the war in Ukraine.

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
•The potential for sanctions and other measures affecting purchases of LEU, SWU or uranium, or goods or services required for the purchase or delivery of such LEU, SWU or uranium;
•The availability and terms of additional purchases or sales of LEU, SWU and uranium;
•Conditions in the LEU and energy markets, including pricing, demand, operations, government restrictions on imports, exports or investments, and regulations of our business and activities and those of our customers, suppliers, contractors, and subcontractors;

•Timing of customer orders, related deliveries, and purchases of LEU or its components;
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

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors - (1) Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply could adversely affect profitability and the viability of our business, and - (2) The dollar amount of the Order Book, as stated at any given time, is not necessarily indicative of future sales revenues and is subject to uncertainty.

Revenue

We have two reportable segments: the LEU segment and the Technical Solutions segment.
Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU;
•sales of natural uranium; and
•sales of enriched uranium product that include both the natural uranium and SWU components of LEU.

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company. This includes the HALEU Demonstration Contract, the HALEU Operation Contract, and a variety of other contracts with public and private sector customers.

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 80% of our total revenue for the year ended December 31, 2022. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 50% of revenue from our LEU segment since 2020. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium component of LEU to utilities or where we sell natural uranium to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in 2022 averaged approximately $10 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the Consolidated Financial Statements in Part IV of this Annual Report for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and natural uranium. Market prices for SWU and uranium significantly declined from 2011 until mid-2018, when they began to trend upward. More recently, market uncertainty in the wake of the Russian invasion of Ukraine has driven SWU and uranium prices sharply higher. Since our Order Book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags published price indicators by several years. While some newer sales reflect the low prices prevalent in recent years, certain older contracts included in our Order Book have sales prices that are significantly above current market prices.

Recent proposals to severely limit or cut off supply of LEU from Russia have drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 46% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private or government sources to come on line.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for UF6, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

200
150
100
50
0
$/Unit
Jun-15
Dec-15
Jun-16
Dec-16
Jun-17
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1, Summary of Significant Accounting Policies, of our Consolidated Financial Statements in Part IV of this Annual Report, which were prepared in accordance with U.S. GAAP. U.S. GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business are complex and involve many subjective assumptions, estimates and judgments that are, by their nature, subject to substantial risks and uncertainties. Critical accounting estimates are those that require management to make assumptions about matters that are uncertain at the time the estimate is made and for which different estimates, often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but are inherently uncertain and unpredictable, could have a material impact on our operating results and financial condition. It is also possible that other professionals, applying their own judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We are also subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as the healthcare environment, legislation and regulation. Additionally, changes in accounting rules or their interpretation could significantly affect our results of operations and financial condition.

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

The Company determines the transaction price for each contract based on the consideration it expects to receive for the products or services being provided under the contract. If transaction prices are not stated in the contract for each performance obligation, contractual prices are allocated to performance obligations based on estimated relative standalone selling prices of the promised services. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the estimated standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount the Company would sell the product or service to a customer on a standalone basis (i.e., not bundled with any other products or services). The Company's contracts with the U.S. Government are subject to the FAR and the price is typically based on estimated or actual costs plus a reasonable profit margin. As a result of these regulations, the standalone selling price of products or services in the Company’s contracts with the U.S. Government are typically equal to the selling price stated in the contract. The Company does not contemplate future modifications, including unexercised options until they become legally enforceable. Contracts may be subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, the Company considers whether to account for the modification as an adjustment to the existing contract or as a separate contract.

In cases where the Company uses the cost-to-cost input method of progress for performance obligations, the extent of progress towards completion is measured based on the proportion of direct costs incurred to date to the total estimated direct costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. For performance obligations to provide services to the customer, revenue is recognized over time based on direct costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

Significant estimates and assumptions are made in estimating revenue under the cost-to-cost method and total estimated costs, including the estimated contract profit/loss. At the outset of a long-term contract, the Company identifies and monitors risks to the achievement of the technical, schedule and cost aspects of the contract, and assesses the effects of those risks on its estimates of revenue and total costs to complete the contract. The estimates consider the technical requirements, schedule and costs. The initial estimated total costs for each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Total estimated costs may decrease during the performance of the contract if the Company successfully retires risks surrounding the technical, schedule and cost aspects of the contract. Conversely, total estimated costs may decrease if the estimated total costs to complete the contract increase. As a significant change in one or more estimates could affect the profitability of the Company’s contracts, the Company reviews and updates its contract-related estimates regularly. When estimates of total costs at completion for an integrated, construction type contract exceed total estimates of revenue to be earned on a performance obligation related to complex equipment or related services, a provision for the remaining loss on the performance obligation is recognized in the period the loss is determined. Estimated costs are subject to change during the performance period of the contract and may affect the estimated contract loss.

Asset Valuations

The accounting for SWU and uranium inventories includes estimates and judgments. SWU and uranium inventory costs are determined using the average cost method. Inventories of SWU and uranium are valued at the lower of cost or NRV. NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The estimated selling price for SWU and uranium under contract is based on the pricing terms of contracts in our Order Book. For uranium not under contract, the estimated selling price is based primarily on published price indicators at the balance sheet date.

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The identifiable intangible assets relate to our Order Book and customer relationships. The Order Book intangible asset is amortized as the Order Book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 6 ¾ years of scheduled amortization remaining. The aggregate net balance of identifiable intangible assets was $45.7 million as of December 31, 2022.

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

Nonoperating components of net periodic benefit income netted to income of $6.6 million, $67.6 million, and $1.6 million for the year ended December 31, 2022, 2021, and 2020, including a net actuarial loss of $7.8 million for the year ended December 31, 2022, net actuarial gain of $50.5 million for the year ended December 31, 2021, and net actuarial loss of $7.2 million for the year ended December 31, 2020. For the year ended December 31, 2022, the net actuarial loss reflected unfavorable investment returns relative to the expected return assumption, partially offset by an increase in interest rates from approximately 2.8% to 5.5%. For the year ended December 31, 2021, the net actuarial gain reflected an increase in interest rates from approximately 2.5% to 2.8%, favorable investment returns relative to the expected return assumption, and healthcare claims assumption, partially offset by changes in mortality, healthcare costs trend assumptions, and claims experience. For the year ended December 31, 2020, the net actuarial loss reflected a decline in market interest rates from approximately 3.3% to 2.5%, partially offset by favorable investment returns relative to the expected return assumption and changes in mortality and healthcare claim assumptions.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:
•The expected return on benefit plan assets is approximately 6.8% for 2023. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $2.3 million in 2023. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2023 would be $0 since the actual return on assets would effectively be reflected at December 31, 2023, under our mark-to-market accounting methodology.

•The present value of pension obligations is calculated by discounting long-term obligations using a market interest rate. This discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plan. Discount rates of approximately 5.5% were used as of December 31, 2022. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $21.7 million and postretirement health and life benefit obligations by $3.7 million, and the resulting changes in the valuations would decrease the aggregate service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $1.4 million and $0.3 million, respectively.
•The healthcare costs trend rates are 7% projected in 2023 reducing to a final trend rate of 5% by 2031. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants.

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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. As of December 31, 2022, the liability for unrecognized tax benefits, included in Other Long-Term Liabilities on the Consolidated Balance Sheet in Part IV of this Annual Report, was $1.9 million and accrued interest and penalties totaled $0.1 million.

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

In 2021, Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. As discussed in Operating Results, Centrus has visibility on a significant portion of revenue in the LEU segment through 2026, primarily from its long-term sales contracts. Centrus considered both its achievement of sustained profitability and cumulative income in 2021, as well as the forecasted income to be significant forms of positive evidence. Negative evidence included uncertainty in and the lack of objectively verifiable evidence for profitability in later years when Centrus’ existing Order Book and supply contracts reach expiration in its LEU segment. In Centrus’ Technical Solutions segment, negative evidence included uncertainty in the future funding of the HALEU enrichment facility and thus, no assumptions for the future funding of the HALEU enrichment facility were included in the forecast model because it was not objectively verifiable. Centrus determined that the positive evidence outweighed the negative evidence and supported a release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus recorded a $40.7 million partial release of its federal valuation allowance in the fourth quarter of 2021. In 2022, an analysis of the positive and negative evidence was performed to determine if a further change to the federal valuation allowance was necessary. Based on the analysis, it was determined that no change to the federal valuation allowance was necessary. As of December 31, 2022, the valuation allowance against the remaining federal and state net deferred tax assets was $414.1 million.

Going forward, Centrus will continue to evaluate both positive and negative evidence that would require changes to the remaining federal and state valuation allowances. Such evidence in our Technical Solutions segment may include events that could have a significant impact on pre-tax income, such as signing new contracts with significantly higher or lower margins than currently forecasted, follow-on work related to the HALEU program, or abandonment of the commercial deployment of the centrifuge technology. Refer to Part I, Item 1A, Risk Factors for more information. Such evidence in our LEU segment may include renewing SWU sales contracts with existing customers and/or signing new SWU sales or purchase contracts with significantly higher or lower margins than currently forecasted. Additional evidence in the LEU segment may include potential deferrals in the timing of deliveries requested by its customers, which could impact revenue recognition timing. The impact of these and other potential positive and negative events will be weighed and evaluated to determine if the valuation allowances should be increased or decreased in the future.

Results of Operations

Set forth below are our results of operations for the year ended December 31, 2022 compared with the year ended December 31, 2021. We have omitted discussion of 2020 results where it would be redundant to the discussion previously included in Item 7 of our 2021 Annual Report on Form 10-K, filed with the SEC on March 11, 2022.

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations that are categorized by segment (dollar amounts in millions):

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$196.2	$163.3	$32.9	20%
Uranium revenue	39.4	22.8	16.6	73%
Total	235.6	186.1	49.5	27%
Cost of sales	105.0	113.1	(8.1)	(7)%
Gross profit	$130.6	$73.0	$57.6	79%

Technical Solutions segment
Revenue	$58.2	$112.2	$(54.0)	(48)%
Cost of sales	70.9	70.7	0.2	—%
Gross profit (loss)	$(12.7)	$41.5	$(54.2)	(131)%

Total
Revenue	$293.8	$298.3	$(4.5)	(2)%
Cost of sales	175.9	183.8	(7.9)	(4)%
Gross profit	$117.9	$114.5	$3.4	3%

Revenue

Revenue from the LEU segment was $235.6 million and $186.1 million for the year ended December 31, 2022 and 2021, respectively, an increase of $49.5 million (or 27%). SWU revenue increased $32.9 million (or 20%) due to an 11% increase in the average SWU price of SWU sold combined with a 9% increase in the volume of SWU sold.

Revenue from sales of uranium was $39.4 million and $22.8 million for the year ended December 31, 2022 and 2021, respectively, an increase of $16.6 million (or 73%). The average price of uranium (UF6 and U3O8 ) increased 83%, which was partially offset by a decrease in sales volume of 6%.

Revenue from the Technical Solutions segment was $58.2 million and $112.2 million for the year ended December 31, 2022 and 2021, respectively, a decrease of $54.0 million (or 48%). Revenue in 2021 included $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract performed at the Portsmouth GDP. Excluding this payment, revenue from the Technical Solutions segment decreased $10.5 million (or 15%) in 2022, driven by decreased work performed under the HALEU Demonstration Contract and X-energy contract of $11.3 million and $3.3 million, respectively, partially offset by increased work under the HALEU Operation Contract of $1.8 million and under other contracts of $2.3 million.

Cost of Sales

Cost of sales for the LEU segment was $105.0 million and $113.1 million for the year ended December 31, 2022 and 2021, respectively, a decrease of $8.1 million (or 7%). The volume of SWU and uranium (UF6 ) sold increased by 9% and 27%, respectively and the average SWU and uranium (UF6 ) unit cost decreased by 26% and increased by 30%, respectively.

Cost of sales for the Technical Solutions segment was $70.9 million and $70.7 million for the year ended December 31, 2022 and 2021, respectively, an increase of $0.2 million (or 0%), largely reflecting the increase in contract work performed. The increase consists of the $21.3 million accrued loss for Phase 1 of the HALEU Operation Contract plus $1.8 million of other costs relating to this contract. This was offset by decreased costs related to the HALEU Demonstration Contract and X-energy contract of $21.4 million and $3.5 million, respectively. For details on HALEU Operation and Demonstration Contract accounting, refer to Technical Solutions - Government Contracting above.

Gross Profit

The Company recognized a gross profit of $117.9 million and in $114.5 million for the year ended December 31, 2022 and 2021, respectively, an improvement of $3.4 million (or 3%).

Gross profit for the LEU segment was $130.6 million and $73.0 million for the year ended December 31, 2022 and 2021, respectively, an increase of $57.6 million (or 79%). The increase was primarily due to an increase in the average SWU and uranium sales price, an increase in SWU sales volume, and a reduction in the average unit cost of SWU.

Gross profit for the Technical Solutions segment netted to a loss of $12.7 million and profit of $41.5 million for the year ended December 31, 2022 and 2021, respectively, a decrease of $54.2 million (or 131%). Excluding the settlement with DOE, gross profit from the Technical Solutions segment decreased by $10.7 million (or 535%), mainly due to a $21.3 million decrease in gross profit generated for the accrued loss related to Phase 1 of the HALEU Operation Contract, partially offset by a $10.1 million increase in gross profit generated from the HALEU Demonstration Contract.

Non-Segment Information

The following tables present elements of the accompanying consolidated statements of operations that are not categorized by segment (dollar amounts in millions):

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

	Year Ended December 31,
	2022	2021	$ Change	% Change
Gross profit	$117.9	$114.5	$3.4	3%
Advanced technology costs	14.8	2.1	12.7	605%
Selling, general and administrative	33.9	36.0	(2.1)	(6)%
Amortization of intangible assets	9.0	8.1	0.9	11%
Special charges for workforce reductions	0.5	—	0.5	n/a
Operating income	59.7	68.3	(8.6)	(13)%
Nonoperating components of net periodic benefit income	(6.6)	(67.6)	61.0	90%
Interest expense	0.5	0.1	0.4	400%
Investment income	(2.0)	(0.1)	(1.9)	(1,900)%
Income before income taxes	67.8	135.9	(68.1)	(50)%
Income tax expense (benefit)	15.6	(39.1)	54.7	140%
Net income	$52.2	$175.0	$(122.8)	(70)%

Advanced Technology Costs

Advanced technology costs were $14.8 million and $2.1 million for the year ended December 31, 2022 and 2021, respectively, an increase of $12.7 million (or 605%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Amortization of Intangible Assets

Amortization of intangible assets was $9.0 million and $8.1 million for the year ended December 31, 2022 and 2021, respectively, an increase of $0.9 million (or 11%). Amortization expense for the intangible asset related to the September 2014 sales Order Book is a function of SWU sales volume under that Order Book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Income

Nonoperating components of net periodic benefit income was ($6.6) million and ($67.6) million for the year ended December 31, 2022 and 2021, respectively, a decrease of $61.0 million (or 90%). For the year ended December 31, 2022, nonoperating components of net periodic benefit income consists primarily of ($164.1) million related to the increase in discount rates, offset by a loss of $137.0 million on plan assets and $20.5 million of additional costs which include interest costs amortized during the year. For the year ended December 31, 2021, nonoperating components of net periodic benefit income consists primarily of a return on plan assets of ($58.2) million and ($31.0) million related to an increase in discount rates, offset by $21.5 million of additional costs which include interest costs amortized during the year.

Income Tax Expense (Benefit)

Income tax expense (benefit) was $15.6 million and ($39.1) million for the year ended December 31, 2022 and 2021, respectively, an increase of $54.7 million (or 140%). For the year ended December 31, 2022, income tax expense consists of federal tax of $14.9 million, permanent differences of $3.5 million, and state income tax expense of $0.7 million. For the year ended December 31, 2021, the income tax benefit primarily related to the release of the federal valuation allowance of $40.7 million offset by the effect of state rate changes of $1.2 million and state income tax expense of $0.4 million. The state income tax expense for the year ended December 31, 2022 and 2021, primarily relates to an accrual for a current unrecognized tax benefit offset by the reversal of a previously accrued unrecognized tax benefit.

Net Income

Net income was $52.2 million and $175.0 million for the year ended December 31, 2022 and 2021, respectively, a decrease of $122.8 million (or 70%). The decrease was primarily driven by a decrease in nonoperating components of net periodic benefit income of $61.0 million and an increase of income tax expense of $54.7 million, partially offset by an increase in gross profit of $3.4 million.

Net Income per Share

Refer to Note 14, Net Income per Common Share, of the Consolidated Financial Statements in Part IV of this Annual Report.

The Company measures Net Income and Net Income per Share both on a GAAP basis and on an adjusted basis to exclude deemed dividends allocable to retired preferred stock shares and the warrant modification (“Adjusted Net Income” and “Adjusted Net Income per Share”). We believe Adjusted Net Income and Adjusted Net Income per Share, which are non-GAAP financial measures, provide investors with additional understanding of the Company’s financial performance as well as its strategic financial planning analysis and period-to-period comparability. These metrics are useful to investors because they reflect how management evaluates the Company’s ongoing operating performance from period-to-period after removing certain transactions and activities that affect comparability of the metrics and are not reflective of the Company’s core operations.

	Three Months Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Numerator (in millions):
Net income	$21.3	$116.2	$16.4	$52.2	$175.0	$54.4
Less: Distributed earnings allocable to warrant modification	1.5	—	—	1.5	—	—
Less: Preferred stock dividends - undeclared and cumulative	—	—	0.8	—	2.1	6.7
Less: Distributed earnings allocable to retired preferred shares	—	31.0	41.9	—	37.6	41.9
Net income (loss) allocable to common stockholders	$19.8	$85.2	$(26.3)	$50.7	$135.3	$5.8

Plus: Distributed earnings allocable to warrant modification	$1.5	$—	$—	$1.5	$—	$—
Plus: Distributed earnings allocable to retired preferred shares	—	31.0	41.9	—	37.6	41.9

Adjusted net income, including distributed earnings allocable to retired preferred shares (Non-GAAP)	$21.3	$116.2	$15.6	$52.2	$172.9	$47.7

Denominator (in thousands) (a):
Average common shares outstanding - basic	14,648	13,873	10,322	14,601	13,493	9,825
Average common shares outstanding - diluted (b)	15,029	14,278	10,322	14,988	13,879	10,123

Net Income (Loss) per Share (in dollars):
Basic	$1.35	$6.14	$(2.55)	$3.47	$10.03	$0.59
Diluted	$1.32	$5.97	$(2.55)	$3.38	$9.75	$0.57

Plus: Effect of distributed earnings allocable to retired preferred shares and warrant modification, per common share (in dollars):
Basic	$0.10	$2.24	$4.06	$0.11	$2.78	$4.26
Diluted	$0.10	$2.17	$4.01	$0.10	$2.71	$4.14

Adjusted Net Income per Share (Non-GAAP) (in dollars):
Basic	$1.45	$8.38	$1.51	$3.58	$12.81	$4.85
Diluted	$1.42	$8.14	$1.46	$3.48	$12.46	$4.71
(a) For details related to average shares outstanding, refer to Note 14, Net Income Per Common Share, of the Consolidated Financial Statements.
(b) For purposes of Adjusted Net Income per Share for the three months ended December 31, 2020, average common shares outstanding - diluted is 10,659,000 shares. No dilutive effect is recognized in a period in which a net loss has occurred.

Liquidity and Capital Resources

As of December 31, 2022, the Company had a consolidated cash balance of $179.9 million. In addition, there is $29.8 million of restricted cash related to three inventory loans, which required a cash deposit into an escrow fund. See Note 3, Cash, Cash Equivalents, Restricted Cash of the Consolidated Financial Statements in Part IV of this Annual Report. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, COVID-19 and other conditions, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

The Company believes our Order Book in our LEU segment is a source of stability for our liquidity position. Subject to market conditions, we see the potential for growing uncommitted demand for LEU during the next few years with accelerated open demand in 2025 and beyond.

Cash resources and net sales proceeds from our LEU segment fund technology costs that are outside of our customer contracts in the Technical Solutions segment and general corporate expenses, including cash interest payments on our debt. We believe our investment in advanced U.S. uranium enrichment technology will position the Company to meet the needs of our customers as they deploy advanced reactors and next generation fuels. We signed the three-year HALEU Demonstration Contract with DOE in October 2019. Under the HALEU Demonstration Contract, the Company contributed its required contribution through November 30, 2021. The program has been under way since May 31, 2019, when Centrus and the DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized.

The Company entered into this cost-share contract with the DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. HALEU is expected to be required by many of the advanced reactor designs now under development, including nine out of the ten reactor designs that were selected in 2020 for the ARDP. Our HALEU Demonstration Contract period of performance ended in November 2022.

On November 10, 2022, the Company was awarded the HALEU Operation Contract. The HALEU Operation Contract provides for a 50/50 cost share contract for Phase 1 of the base contract to complete the cascade, begin operations and complete the initial, small quantity demonstration HALEU. Phase 2 includes continued operations and maintenance on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years comprised of three options of three years each, also on a cost-plus-incentive-fee basis. The Company’s goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant.

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and reactors to come to the market. For further discussion, refer to Part I, Item 1A, Risk Factors.

If funding by the U.S. Government for research, development and demonstration of gas centrifuge technology is reduced or discontinued, or we are not awarded a future DOE contract to continue to operate the cascade, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

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

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Year Ended December 31,
	2022	2021
Cash provided by operating activities	$20.6	$50.0
Cash used in investing activities	(0.7)	(1.2)
Cash used in financing activities	(4.3)	(9.9)
Increase in cash, cash equivalents and restricted cash	$15.6	$38.9

Operating Activities

During 2022, net cash provided by operating activities was $20.6 million. The net decrease was primarily due to $252.0 million in cash collected from customers, offset by $159.1 million of payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment. This remaining difference was primarily related to payments for benefit claims, corporate administration, and advance technology costs.

During 2021, net cash provided by operating activities was $50.0 million. Net income of $175.0 million for the year ended December 31, 2021, net of non-cash expenses, was a significant source of cash. Net income included the $43.5 million recovery of claims for reimbursement for costs related to past contract services performed. The net increase is also the result of a $16.6 million increase in accounts payable and other liabilities and a $13.2 million increase in deferred revenue and advances from customers. These increases were partially offset by a $57.0 million reduction in pension and postretirement benefit liabilities and a $10.7 million increase in inventories.
Investing Activities

For the year ended December 31, 2022 and 2021, investing activities consisted of capital expenditures of $0.7 million and $1.2 million, respectively.

Financing Activities

For the year ended December 31, 2022 and 2021, annual payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 8, Debt, of the Consolidated Financial Statements in Part IV of this Annual Report regarding the accounting for the 8.25% Notes.

For the year ended December 31, 2021, net cash used in financing activities included the redemption of preferred stock for $44.4 million, net of direct costs, pursuant to a tender offer and net proceeds received of $42.1 million from the issuance of common stock pursuant to a Registration Statement on Form S-3.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	December 31,
	2022	2021
Cash and cash equivalents	$179.9	$193.8
Accounts receivable	38.1	29.1
Inventories, net	148.4	82.7
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(137.5)	(159.8)
Other current assets and liabilities, net	(84.9)	(67.1)
Working capital	$137.9	$72.6

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

Common Stock Issuance

The Company sold at the market price an aggregate of 99,090 shares and 1,516,467 shares of its Class A Common Stock for a total of $3.8 million and $44.2 million in 2022 and 2021, respectively. After expenses and commissions paid to the agents in 2022 and 2021, the Company’s proceeds total $3.6 million and $42.4 million, respectively. Additionally, in 2021, the Company recorded direct costs of $0.3 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. At present, the Company has $2.0 million remaining available for sale under the prospectus supplement dated December 31, 2020, and may from time to time sell additional shares through the sales agreement. The Company used the net proceeds from this offering for general working capital purposes, to invest in technology development, repay outstanding debt and retire shares of its Series B Senior Preferred Stock.

On February 2, 2021, the Company entered into the Voting Agreement Amendment to its existing Voting and Nomination Agreement with the MB Group and an Exchange Agreement, whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 Annual Meeting and Kulayba LLC agreed to exchange shares of Preferred Stock for shares of Class A Common Stock and a warrant to acquire additional shares of Class A Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Class A Common Stock owned of record or beneficially owned by the MB Group at the Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021, to June 30, 2023, and (ii) an increase of shares of Class A Common Stock reserved for delivery under the Company’s 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Class A Common Stock.

In connection with the entry into the Voting Agreement Amendment, the Company and Kulayba LLC also entered into the Exchange Agreement, pursuant to which Kulayba LLC agreed to the Exchange, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Class A Common Stock priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) the Warrant, exercisable for 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant was exercisable by Kulayba LLC for a period commencing on the closing date of the Exchange and ending, unless sooner terminated as provided in the Warrant, on the first to occur of: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant), which results in the shareholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

On December 29, 2022, the Company amended and restated the Warrant, and entered into a Voting Rights Agreement with the MB Group. Pursuant to the terms of the Voting Rights Agreement, each member of the MB Group and each Permitted Transferee (as defined in the Voting Rights Agreement) agreed, at the Company’s 2023 and 2024 Annual Meetings and at any other vote by the holders of the Company’s Common Stock, to (i) cause, in the case of all Common Stock owned of record, and (ii) instruct and cause the record owner, in the case of all shares of Common Stock of which MB Group is a Beneficial Owner (as defined in the Voting Rights Agreement), but not owned of record, directly or indirectly, by it, or by any MB Affiliate (as defined in the Voting Rights Agreement), as of the applicable record date, in each case entitled to (i) be present for quorum purposes, and (ii) vote, as follows: (a) for all directors nominated by the Board for election, (b) for all other proposals, in accordance with the recommendation of the Board, and (c) for any Company proposed adjournments thereof. In addition, each member of the MB Group agreed to not directly or indirectly gift, sell, dispose or otherwise transfer any shares of Common Stock unless the transferee agreed to be bound to the same voting conditions at the 2023 and 2024 Annual Meetings, and other meetings in 2023 and 2024, except with respect to any sale or disposition of Common Stock on a national securities exchange or any sale or disposition of Common Stock underlying the New Warrant to any person that is not affiliated, associated or otherwise related to any member of the MB Group. In exchange, the Company agreed to amend and restate that Warrant, to extend the term of the Warrant to February 5, 2024, subject to the other terms of the Warrant (as so amended and restated, the New Warrant). Immaterial amendments were made on October 17, 2022.

On December 6, 2022, the Company filed a second prospectus supplement to the prospectus dated August 5, 2020, with the SEC. Under this prospectus supplement, the Company may offer and sell shares of its Class A Common Stock, having an aggregate offering price of up to $24.0 million, in accordance with the terms of the ATM sales agreement with its agents, as amended on December 5, 2022, or to the agents, acting as sales agent or principal. The Company intends to use the net proceeds from the sale of its common stock offered under this prospectus supplement for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, the Company may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness. The Company has not sold any shares under this ATM offering.

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

On November 23, 2021, the Company announced the results of the tender offer and the related Consent Solicitation to amend the certificate of designation of the Series B Senior Preferred Stock (the “Series B Preferred Amendment”). 36,867 shares of the Series B Senior Preferred Stock were properly tendered and not properly withdrawn in the Offer, and corresponding consents have been delivered in the Consent Solicitation. Pursuant to the terms of the Offer and Consent Solicitation, the Company has accepted for purchase all of the Series B Senior Preferred Stock tendered in the Offer, for an aggregate purchase price of $42.2 million. The accepted shares represent 97.4% of the Company’s outstanding Series B Senior Preferred Stock as of September 30, 2021. Based on the final results, the requisite consent of at least 90% of the outstanding Series B Senior Preferred Stock required to approve the Series B Preferred Amendment was obtained. On November 23, 2021, the Company issued a Notice of Full Redemption providing for the redemption of any and all shares Series B Senior Preferred Stock outstanding after consummation of the Company’s tender offer to purchase all of its issued and outstanding Series B Senior Preferred Stock. On December 15, 2021, the Company completed the redemption of all 980 outstanding Series B Senior Preferred Stock for aggregate cash consideration of $1.1 million. The aggregate purchase price of $43.3 million was offset by direct costs totaling $0.9 million.
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

On December 16, 2021, the Company filed a Certificate of Elimination of the Series B Senior Preferred Stock of Centrus Energy Corp. with the Secretary of State of Delaware to eliminate the designation of the Series B Senior Preferred Stock and to return all shares of preferred stock of the Company previously designated as Series B Senior Preferred Stock to authorized but unissued and undesignated shares of preferred stock of the Company.

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

Contractual Commitments

As of December 31, 2022, Centrus had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities.

Centrus has obligations related to our 8.25% Notes that mature in February 2027, as discussed above. We are also obligated to make payments under operating leases that expire at various dates through 2027. Refer to Note 9, Leases, of the Consolidated Financial Statements in Part IV of this Annual Report for further information.

In our Technical Solutions segment, the majority of our contractual commitments were entered into as a result of contracts we have with our U.S. Government customers. The U.S. Government generally would be required to pay us for any costs we incur relative to these commitments if they were to terminate the related contracts “for convenience” under the FAR, subject to available funding. This also would be true in cases where we perform subcontract work for a prime contractor under a U.S. Government contract. The termination for convenience language also may be included in contracts with foreign, state and local governments. We also have contracts with customers that do not include termination for convenience provisions, including contracts with commercial customers.

In our LEU segment, we have long-term inventory purchase agreements with TENEX and Orano that extend to 2028 and 2030, respectively. Refer to Note 16, Commitments and Contingencies, of the Consolidated Financial Statements in Part IV of this Annual Report for additional information. In addition, Centrus has entered into multiple inventory loans that we expect to repay from 2023 through 2025. Refer to Note 4, Inventories, of the Consolidated Financial Statements in Part IV of this Annual Report for additional information.

DOE Technology License

We have a non-exclusive license in DOE inventions that pertains to enriching uranium using gas centrifuge technology. The license agreement with the DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by the Company using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. There is currently no commercial enrichment facility producing LEU using DOE centrifuge technology. We are continuing to advance our U.S. centrifuge technology that has evolved from DOE inventions at specialized technology and manufacturing facilities in Oak Ridge with a view to deploying a commercial enrichment facility over the long term once market conditions recover.

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with the DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at December 31, 2022.

New Accounting Standards

Reference is made to New Accounting Standards in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in Part IV of this Annual Report for information on new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge our exposure to any market risk.

Interest Rate Risk

We have financial instruments that are subject to interest rate risk, primarily our 8.25% Notes. As of December 31, 2022, we have $101.8 million of debt related to our 8.25% Notes, with a fair value of approximately $68.8 million. The terms of our 8.25% Notes do not generally allow investors to demand we pay off these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk on our 8.25% Notes. However, we do have exposure to fair value risk if we repurchase or exchange the 8.25% Notes prior to maturity.

Inflation Risk

The global macroeconomic environment has experienced, and continues to experience, extraordinary challenges, including the highest rates of inflation in recent years. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased costs, among other concerns. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy, our customers, our industry and our company.

We have generally been able to anticipate increases in costs when pricing our contracts. In our Technical Solutions segment, contracts typically include assumptions for labor, material, and overhead cost escalations and are typically executed on a cost-plus basis. In our LEU segment, bids for longer-term contracts typically include assumptions for shipping and handling cost escalations in amounts that historically have been sufficient to cover cost increases over the delivery periods.

Foreign Currency Exchange Rate Risk

Our contracts with customers and suppliers are denominated primarily in U.S dollars. On occasion, we will accept payments in euros for spot sales that may be subject to short-term exchange risk. Half of our Orano Supply Agreement is denominated in euros, exchanged at a fixed rate. If the euro strengthens against the dollar by approximately 20% and nears its highest value over the past 10 years, it will have a negative cash flow impact on the contract of less than 10%. Since the substantial majority of our business is conducted in U.S. dollars, a 20% change in the euro would not have a material impact to our financial condition or results of operations.

Commodity Price Risk

Commodity price risk is associated with price movements resulting from changes in supply and demand, fuel costs, market liquidity, weather conditions, governmental regulatory and environmental policies, and other factors. Centrus procures SWU and uranium through long-term and short-term contracts as well as spot market purchases. Similarly, Centrus sells SWU and uranium through long-term and short-term contracts as well as spot sales. The Company’s purchase agreements are subject to fluctuations in market prices. Prices for the Company’s purchase agreements are generally determined by formulas using a combination of fixed and market-related pricing with more favorable pricing on the fixed price component as well as a pricing ceiling for the market-related component on its Orano Supply Agreement. Furthermore, the Company also has a substantial portion of its purchase order book committed under fixed price sales agreements with more recent arrangements reflecting higher market pricing based upon improved market conditions. As such, the Company believes any changes in the prices of SWU and uranium do not create material market risk as the Company has a natural hedge in its purchase arrangements.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with related notes and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm, are set forth in Part IV, Item 15 of this Annual Report.

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

As of December 31, 2022, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, and under the supervision of the Chief Executive Officer and the Chief Financial Officer and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, Governance Information and Board and Committee Membership in the Company’s definitive Proxy Statement for the 2023 Annual Meeting of stockholders, which will be filed no later than 120 days after December 31, 2022 (the “2023 Proxy Statement”), is incorporated herein by reference.

We have adopted a COBC that applies to our employees, including our principal executive officer, principal financial officer and principal accounting officer, as well as to members of our board of directors. Our COBC provides a brief summary of the standards of conduct that are at the foundation of our business operations. The COBC states that we conduct our business in strict compliance with all applicable laws. Each employee must read the COBC and sign a form stating that he or she has read, understands and agrees to comply with the COBC. A copy of the COBC is available in the Corporate Governance section of our website at www.centrusenergy.com or upon request without charge. We will disclose on the website any amendments to, or waivers from, the COBC that are required to be publicly disclosed.

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Compensation Discussion and Analysis and Compensation of Directors, respectively, in the 2023 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2023 Proxy Statement is incorporated herein by reference.

Information concerning the common stock that may be issued under the 2014 Equity Incentive Plan (as amended and restated in May 2017) appearing under the caption Equity Compensation Plan Information in the 2023 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2023 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2023 Proxy Statement is incorporated herein by reference.

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

1.2	Amended No. 1 to At Market Issuance Sales Agreement dated December 5, 2022, by and among the Company, B. Riley Securities, Inc. and Lake Street Capital Markets, LLC. (a)

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

4.16	Description of the Securities of the Company. (a)

4.17
Form of Amended and Restated Warrant to Purchase Common Stock by and between the Company and Kulayba LLC (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022.

4.18
Form of Second Amended and Restated Warrant to Purchase Common Stock, dated as of December 29, 2022, by and between Centrus Energy Corp. and Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (a)

10.1
Lease Agreement between the United States Department of Energy (“DOE”) and United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 29, 1998).

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

10.50
Modification 14 to Agreement, dated as of December 7, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2021.

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

10.55	Executive Incentive Plan dated April 8, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022). (b)

10.56
Form of Employee Restricted Stock Award Notice under the Executive Incentive Plan dated April 8, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022). (b)

10.57
Modification 1 to Agreement, dated as of September 25, 2019, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.58
Modification 3 to Agreement, dated as of March 18, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.59
Modification 4 to Agreement, dated as of June 5, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.60
Modification 5 to Agreement, dated as of June 17, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.61
Modification 6 to Agreement, dated as of September 1, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.62
Modification 7 to Agreement, dated as of February 19, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.63
Modification 8 to Agreement, dated as of April 7, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.64
Modification 9 to Agreement, dated as of May 10, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.65
Modification 10 to Agreement, dated as of August 6, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.66
Modification 12 to Agreement, dated as of October 19, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.67
Modification 13 to Agreement, dated as of October 28, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.68
Modification 15 to Agreement, dated as of January 26, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.69
Modification 16 to Agreement, dated as of March 11, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.70
Modification 17 to Agreement, dated as of March 16, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.71
Modification 18 to Agreement, dated as April 7, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.72
Modification 19 to Agreement, dated as of April 25, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.73
Modification 20 to Agreement, dated May 18, 2022, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.74
Modification 21 to Agreement, dated July 7, 2022, by and between American Centrifuge Operating, LLC and the U. S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.75
Modification 22 to Agreement, dated July 27, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.76
Modification 23 to Agreement, dated July 29, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.77
Modification 24 to Agreement, dated August 1, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.78
Modification 25 to Agreement, dated September 7, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022).

10.79
Modification 26 to Agreement, dated October 19, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022).

10.80	Modification 27 to Agreement, dated November 28, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy. (a)

10.81	Agreement, dated November 30, 2022, by and between American Centrifuge, LLC and the U.S. Department of Energy. (a)

10.82	Amendment 3 to Appendix 1 Lease Agreement between the U.S. Department of Energy and United States Enrichment Corporation for the Gas Centrifuge Enrichment Plant, dated as of November 30, 2022, (a).

10.83	Voting and Nomination Agreement, dated December 29, 2022, by and between Centrus Energy Corp. and Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc. (a)

10.84	Modification 28 to Agreement, dated January 25, 2023, by and between American Centrifuge, LLC and the U.S Department of Energy. (a)

10.85	Modification 1 to Agreement, dated January 19, 2023, by and between American Centrifuge, LLC and the U.S. Department of Energy. (a)

10.86	Modification 29 to Agreement, dated February 14, 2023, by and between American Centrifuge, LLC and the U.S Department of Energy. (a)

21	Subsidiaries of Centrus Energy Corp. (a)

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Consolidated financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed in interactive data file (XBRL) format. (a)

(a) Filed herewith.

(b) Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

February 22, 2023	/s/ Daniel B. Poneman
Daniel B. Poneman
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2023:

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

CENTRUS ENERGY CORP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centrus Energy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Centrus Energy Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, of stockholders' deficit and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation Allowance related to Federal Deferred Tax Assets

As described in Notes 1 and 13 to the consolidated financial statements, as of December 31, 2022, the Company’s deferred tax assets were $452.1 million, net of a valuation allowance of $414.1 million, both of which a significant portion relates to federal deferred tax assets. The ultimate realization of deferred tax assets is dependent upon generating sufficient income in future years when deferred tax assets are recoverable or are expected to reverse. A valuation allowance is provided if it is more likely than not that the deferred tax assets may not be realized. Management evaluates both positive and negative evidence that is objectively verifiable to determine the amount of the valuation allowance. Sustained profitability and cumulative income, as well as, forecasted income, are considered to be significant forms of positive evidence. Negative evidence includes uncertainty in and the lack of objectively verifiable evidence for profitability in later years when the Company’s existing order book and supply contracts reach expiration.

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
February 22, 2023

We have served as the Company’s auditor since 2002.

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$179.9	$193.8
Accounts receivable	38.1	29.1
Inventories	209.2	91.1
Deferred costs associated with deferred revenue	135.7	143.3
Other current assets	24.2	8.6
Total current assets	587.1	465.9
Property, plant and equipment, net	5.5	5.3
Deposits for financial assurance	32.3	2.8
Intangible assets, net	45.7	54.7
Deferred tax assets, net	26.8	41.4
Other long-term assets	8.1	2.3
Total assets	$705.5	$572.4

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$65.5	$37.8
Payables under inventory purchase agreements	43.6	37.9
Inventories owed to customers and suppliers	60.8	8.4
Deferred revenue and advances from customers	273.2	303.1
Current debt	6.1	6.1
Total current liabilities	449.2	393.3
Long-term debt	95.7	101.8
Postretirement health and life benefit obligations	84.5	114.9
Pension benefit liabilities	43.6	23.1
Advances from customers	46.2	45.1
Long-term inventory loans	48.7	22.4
Other long-term liabilities	11.7	13.7
Total liabilities	779.6	714.3
Commitments and contingencies (Note 16)
Stockholders’ deficit:
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 13,919,646 and 13,649,933 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	1.4	1.4
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of December 31, 2022 and December 31, 2021	0.1	0.1
Excess of capital over par value	158.1	140.7
Accumulated deficit	(233.9)	(284.6)
Accumulated other comprehensive income	0.2	0.5
Total stockholders’ deficit	(74.1)	(141.9)
Total liabilities and stockholders’ deficit	$705.5	$572.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Separative work units	$196.2	$163.3	$151.5
Uranium	39.4	22.8	39.0
Technical solutions	58.2	112.2	56.7
Total revenue	293.8	298.3	247.2
Cost of Sales:
Separative work units and uranium	105.0	113.1	92.7
Technical solutions	70.9	70.7	56.9
Total cost of sales	175.9	183.8	149.6
Gross profit	117.9	114.5	97.6
Advanced technology costs	14.8	2.1	2.8
Selling, general and administrative	33.9	36.0	36.0
Amortization of intangible assets	9.0	8.1	6.8
Special charges for workforce reductions	0.5	—	0.6
Other expense, net	—	—	0.4
Operating income	59.7	68.3	51.0
Nonoperating components of net periodic benefit income	(6.6)	(67.6)	(1.6)
Interest expense	0.5	0.1	0.1
Investment income	(2.0)	(0.1)	(0.5)
Income before income taxes	67.8	135.9	53.0
Income tax expense (benefit)	15.6	(39.1)	(1.4)
Net income and comprehensive income	52.2	175.0	54.4
Distributed earnings allocable to warrant modification	1.5	—	—
Preferred stock dividends - undeclared and cumulative	—	2.1	6.7
Distributed earnings allocable to retired preferred shares	—	37.6	41.9
Net income allocable to common stockholders	$50.7	$135.3	$5.8

Net income per share:
Basic	$3.47	$10.03	$0.59
Diluted	$3.38	$9.75	$0.57
Average number of common shares outstanding (in thousands):
Basic	14,601	13,493	9,825
Diluted	14,988	13,879	10,123

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
OPERATING
Net income	$52.2	$175.0	$54.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9.6	8.6	7.3
Accrued loss on long-term contract	19.5	(7.2)	(10.6)
Deferred tax assets	14.7	(39.5)	(1.9)
Retirement benefit plans (gains) losses, net	7.8	(50.5)	7.2
Revaluation of inventory borrowing	8.0	4.8	—
Equity-related compensation	1.9	12.1	7.1
Changes in operating assets and liabilities:
Accounts receivable	(9.0)	0.5	(8.6)
Inventories	(88.5)	(14.2)	26.6
Inventories owed to customers and suppliers	52.4	3.5	(0.8)
Other current assets	(15.6)	(1.0)	(0.4)
Payables under inventory purchase agreements	5.7	16.6	13.2
Deferred revenue and advances from customers, net of deferred costs	(22.5)	13.2	9.7
Accounts payable and other liabilities	2.6	(4.6)	(5.2)
Pension and postretirement liabilities	(18.1)	(67.0)	(32.7)
Other, net	(0.1)	(0.3)	1.8
Cash provided by operating activities	20.6	50.0	67.1

INVESTING
Capital expenditures	(0.7)	(1.2)	(1.4)
Cash used in investing activities	(0.7)	(1.2)	(1.4)

FINANCING
Proceeds from the issuance of common stock, net	3.6	42.1	23.1
Redemption of preferred stock, net	—	(44.4)	(61.6)
Payment of interest classified as debt	(6.1)	(6.1)	(6.1)
Exercise of stock options	0.4	0.9	0.3
Withholding of shares to fund grantee tax obligations under stock-based compensation plan	(1.9)	(2.4)	—
Other	(0.3)	—	(0.1)
Cash used in financing activities	(4.3)	(9.9)	(44.4)

Increase in cash, cash equivalents and restricted cash	15.6	38.9	21.3
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	196.8	157.9	136.6
Cash, cash equivalents and restricted cash, end of period (Note 3)	$212.4	$196.8	$157.9

Supplemental cash flow information:

Non-cash activities:
Property, plant and equipment included in accounts payable and accrued liabilities	0.2	—	0.3
Equity transaction costs included in accounts payable and accrued liabilities	0.2	0.4	0.2
Adjustment to right to use lease assets from lease modification	6.6	—	—
Disposal of right to use lease assets from lease modification	—	1.0	0.2
Reclassification of equity compensation liability to equity	10.6	7.5	—
Common stock and warrant issued in exchange for preferred stock	—	7.5	—
Distributed earnings allocable to warrant modification	1.5	—	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2019	$4.6	$0.8	$0.1	$61.5	$(405.0)	$1.1	$(336.9)

Net income	—	—	—	—	54.4	—	54.4
Issuance of common stock	—	0.3	—	22.8	—	—	23.1
Purchase under tender offer	(4.5)	—	—	—	(57.1)	—	(61.6)
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	—	0.7	—	—	0.7
Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)

Net income	—	—	—	—	175.0	—	175.0
Issuance of common stock	—	0.2	—	41.9	—	—	42.1
Exchange of preferred stock for common stock and common stock warrant	—	0.1	—	7.5	(7.6)	—	—
Purchase under tender offer	(0.1)	—	—	—	(44.3)	—	(44.4)
Reclassification of stock-based compensation liability to equity	—	—	—	7.5	—	—	7.5
Stock-based compensation shares withheld for employee taxes	—	—	—	(2.4)	—	—	(2.4)
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance at December 31, 2021	$—	$1.4	$0.1	$140.7	$(284.6)	$0.5	$(141.9)

Net income	—	—	—	—	52.2	—	52.2
Issuance of common stock	—	—	—	4.0	—	—	4.0
Reclassification of stock-based compensation liability to equity	—	—	—	10.6	—	—	10.6
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Warrant modification	—	—	—	1.5	(1.5)	—	—
Other comprehensive loss (net of tax)	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	—	3.2	—	—	3.2
Balance at December 31, 2022	$—	$1.4	$0.1	$158.1	$(233.9)	$0.2	$(74.1)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The Consolidated Financial Statements of Centrus Energy Corp. (“Centrus” or the “Company”), which include the accounts of the Company, its principal subsidiary Enrichment Corp., and its other subsidiaries, were prepared in conformity with U.S. GAAP. Certain prior year amounts have been reclassified for consistency with the current year presentation. All material intercompany transactions have been eliminated.

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

SWU and uranium inventory costs are determined using the average cost method. SWU and uranium purchase costs include shipping costs when applicable. Inventories of SWU and uranium are valued at the lower of cost or NRV. NRV is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. The estimated selling price for SWU and uranium is based on the pricing terms of contracts in the Company’s Order Book, and, for uranium not under contract, the estimated selling price is based primarily on published price indicators at the balance sheet date.

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

Intangible Assets

Centrus has intangible assets resulting from fresh start accounting as a result of emergence from Chapter 11 bankruptcy on September 30, 2014. The identifiable intangible assets relate to the sales Order Book and customer relationships. The Order Book intangible asset is amortized as the Order Book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 6 ¾ years of scheduled amortization remaining. Refer also to Carrying Value of Long-Lived Assets below.

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

Pursuant to accounting standards, Centrus’ 8.25% Notes due February 2027 are recorded at face value and the fair value is disclosed. The estimated fair value of the 8.25% Notes is based on bid/ask quotes as of or near the balance sheet date. Debt issuance costs are deferred and amortized over the life of the instrument.

The balance sheet carrying amounts for accounts receivable, accounts payable and accrued liabilities, and payables under inventory purchase agreements approximate fair value because of the short-term nature of the instruments.

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

Related Party

As previously disclosed in our Current Report on Form 8-K filed on December 31, 2020, on that same date the Company entered into an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and
Lake Street Capital Markets, LLC (the “Agents”), relating to the at the market offering (the “ATM Offering”) of shares of the Company’s Class A Common Stock, $0.10 par value per share. Mr. Williams, Chairman of the Centrus Board of Directors, also served on the board of B. Riley Financial, Inc. Mr. Williams recused himself and took no part in the selection of B. Riley or the negotiation of the terms of the Sales Agreement. Please refer to Note 15, Stockholders’ Equity for a description of the ATM Offering in 2021.

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

SWU and Uranium Revenue

Revenue for the Company’s LEU segment is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of uranium. Contracts with customers are primarily medium and long-term, fixed-commitment, contracts under which its customers are obligated to purchase a specified quantity of the SWU component of LEU or the SWU and uranium components of LEU. The Company’s contracts for natural uranium are generally shorter-term, fixed-commitment contracts.

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

Utility customers in general have the option to defer receipt of uranium products purchased from the Company beyond the contractual sale period. In such cases, title to SWU and/or uranium components are transferred to the customer and a performance obligation for Centrus is created and a receivable is recorded. Cash is collected for the receivable under normal credit terms. The performance obligation is represented as deferred revenue in Deferred Revenue and Advances from Customers on the Consolidated Balance Sheet and the customer-titled product is classified as Deferred Costs Associated with Deferred Revenue on the Consolidated Balance Sheet. Risk of loss remains with Centrus until the customer obtains control of the uranium product. The recognition of revenue and related cost of sales occurs at the point in time at which the customer obtains control of SWU or uranium and risk of loss of the product transfers to the customer, which may occur beyond one year. The timing of the transfer of control, subject to notice period requirements, is at the option of the customer. As such, deferred costs and deferred revenue are classified within current assets and current liabilities, respectively.

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

The Company determines the transaction price for each contract based on the consideration it expects to receive for the products or services being provided under the contract. If transaction prices are not stated in the contract for each performance obligation, contractual prices are allocated to performance obligations based on estimated relative standalone selling prices of the promised services. For contracts with multiple performance obligations, the Company allocates the transaction price to each performance obligation based on the estimated standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount the Company would sell the product or service to a customer on a standalone basis (i.e., not bundled with any other products or services). The Company's contracts with the U.S. Government are subject to the FAR and the price is typically based on estimated or actual costs plus a reasonable profit margin. As a result of these regulations, the standalone selling price of products or services in the Company’s contracts with the U.S. Government are typically equal to the selling price stated in the contract. The Company does not contemplate future modifications, including unexercised options until they become legally enforceable. Contracts may be subsequently modified to include changes in specifications, requirements or price, which may create new or change existing enforceable rights and obligations. Depending on the nature of the modification, the Company considers whether to account for the modification as an adjustment to the existing contract or as a separate contract.

The Company generally uses the cost-to-cost input method of progress for performance obligations to deliver products with continual transfer of control to the customer because it best depicts the transfer of control to the customer that occurs as the Company incurs costs. Under the cost-to-cost method, the extent of progress towards completion is measured based on the proportion of direct costs incurred to date to the total estimated direct costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred. For performance obligations to provide services to the customer, revenue is recognized over time based on direct costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region, including foreign countries representing 10% or more of revenue, based on the billing addresses of customers (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$96.1	$108.3	$115.0
Foreign:
Belgium	38.3	36.6	35.8
Japan	61.6	34.6	23.4
Other	39.6	6.6	16.3
Total foreign	139.5	77.8	75.5
Revenue - SWU and uranium	$235.6	$186.1	$190.5

Refer to Note 18, Revenue by Geographic Area, Major Customers and Segment Information for disaggregation of revenue by segment and end-market. SWU sales are made primarily to electric utility customers and uranium sales are made primarily to other nuclear fuel-related companies. Technical Solutions revenue resulted primarily from services provided to the government and its contractors. SWU and uranium revenue is recognized at point of sale and Technical Solutions revenue is generally recognized over time.

SWU revenue in 2020 includes $32.6 million collected from a customer in settlement of a supply contract that was subject to the customer’s bankruptcy proceeding.

Accounts Receivable

	December 31,
	2022	2021
	($ millions)
Accounts receivable:
Billed	$29.0	$23.1
Unbilled *	9.1	6.0
Accounts receivable	$38.1	$29.1

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	December 31,
	2022	2021	Change
Accrued losses on HALEU Demonstration and HALEU Operation Contract:
Current - Accounts payable and accrued liabilities	$20.0	$0.5	$19.5
Deferred revenue - current	$258.4	$288.1	$(29.7)
Advances from customers - current	$14.8	$15.0	$(0.2)
Advances from customers - noncurrent	$46.2	$45.1	$1.1

Deferred sales totaled $33.7 million and $47.2 million in the year ended December 31, 2022, and 2021, respectively. Previously deferred sales recognized in revenue totaled $62.4 million and $42.6 million in the year ended December 31, 2022, and 2021, respectively.

LEU Segment

The SWU component of LEU typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales generally are shorter-term, fixed-commitment contracts. The Company’s Order Book extends to 2029. As of December 31, 2022 and December 31, 2021, our Order Book was approximately $1.0 billion. The Order Book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $319 million of Deferred Revenue and Advances from Customers at December 31, 2022.

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

Under the terms of certain contracts with customers in the LEU segment, the Company will accept payment for SWU in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable. For the year ended December 31, 2022, 2021, and 2020, respectively, SWU revenue of $14.5 million, $0, and $23.4 million was recognized under such contracts based on the fair market value of uranium acquired in exchange for SWU delivered. Uranium received from customers as advance payments for the future sales of SWU totaled $61.0 million and $59.6 million as of December 31, 2022, and 2021, respectively. The advance payments are included in either Advances from Customers, Current or Advances from Customers, Noncurrent, based on the anticipated SWU sales period.

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

On October 31, 2019, the Company signed a cost-share contract with the DOE, the HALEU Demonstration Contract, to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. HALEU is a component of an advanced nuclear reactor fuel that is not commercially available today and may be required for a number of advanced reactor and fuel designs currently under development in both the commercial and government sectors. The program has been under way since May 31, 2019, when the Company and the DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized.

In 2019, under the HALEU Demonstration Contract, the DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE modified the contract several times to increase the total contract funding to $168.7 million and to extend the period of performance to November 30, 2022. Costs under the HALEU Demonstration Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The impact to Cost of Sales for the year ended December 31, 2022, 2021, and 2020 is $0.5 million, $7.2 million, and $10.6 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of December 31, 2022, a total of $19.6 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities is $0. The Company has received cash payments of $164.3 million through December 31, 2022.

As previously reported, the DOE experienced a COVID-19 related supply chain delay in obtaining the HALEU storage cylinders. As a result, the DOE elected to change the scope of the existing contract and move the operational portion of the demonstration to a new, competitively-awarded contract.

On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with work beginning November 14, 2022. The HALEU Operation Contract provides for a 50/50 cost share contract for Phase 1 of the base contract to complete the cascade, begin operations and complete the initial 20 Kg of HALEU UF6. Phase 2 of the base contract includes continued operations and maintenance and the production for a full year at an annual production rate of 900 Kg of HALEU UF6 on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years comprised of three options of three years each, also on a cost-plus-incentive-fee basis. Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. When estimates of program costs to be incurred for an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. As of December 31, 2022, the portion of the Company’s anticipated cost share under the HALEU Operation Contract representing the Company’s share of projected program costs was recognized in Cost of Sales as an accrued loss of $21.3 million. At December 31, 2022, $20.0 million of the accrued loss is included in Accounts Payable and Accrued Liabilities. The accrued loss on the contract will be adjusted over the remaining contract term based on actual results and remaining program cost projections. The HALEU Operation Contract is incrementally funded and DOE is currently obligated for costs up to approximately $5.0 million of the $120.1 million estimated transaction price for Phases 1 and 2. The Company has not received any cash payments from the HALEU Operation Contract through December 31, 2022.

The Company does not currently have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

Revenue for the Technical Solutions segment in the year ended December 31, 2021, also includes $43.5 million related to the settlement of the Company’s claims for reimbursements for certain pension and postretirement benefits costs incurred in connection with a past cost-reimbursable contract with the DOE unrelated to the HALEU Demonstration Contract. Under the terms of the settlement agreement, the DOE paid the Company $43.5 million, of which $33.8 million was contributed to the pension plan in September 2021 for its subsidiary Enrichment Corp. and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. After receiving payment, at the Company’s request, the case was dismissed. Refer to Note 16, Commitments and Contingencies - Legal Matters.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statement of Cash Flows (in millions):

	December 31,
	2022	2021
Cash and cash equivalents	$179.9	$193.8
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - non current	32.3	2.8
Total cash, cash equivalents and restricted cash	$212.4	$196.8

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	December 31, 2022		December 31, 2021
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$29.8	$—	$—
Workers Compensation	—	2.4	—	2.6
Other	0.2	0.1	0.2	0.2
Total deposits for financial assurance	$0.2	$32.3	$0.2	$2.8

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by Centrus. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines that the likelihood of further workers’ compensation obligations related to the period of self-insurance. In March, May, and October 2022, the Company entered into three inventory loans which required a cash deposit into an escrow fund. See Note 4, Inventories.

4. INVENTORIES

Centrus holds uranium at licensed locations (e.g., fabricators) or in transit in the form of natural uranium and as the uranium component of LEU. Centrus also holds SWU as the SWU component of LEU at licensed locations or in transit to meet book transfer requests by customers and suppliers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	December 31, 2022			December 31, 2021
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$24.1	$—	$24.1	$8.8	$—	$8.8
Uranium	185.1	60.8	124.3	82.3	8.4	73.9
Total	$209.2	$60.8	$148.4	$91.1	$8.4	$82.7

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or NRV.

The Company may also borrow SWU or uranium from customers or suppliers, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March and May 2022, the Company borrowed SWU which was recorded to inventory at a value of $9.4 million and $8.5 million, respectively. The inventory value was calculated based on the anticipated sourcing of inventory for repayment at the date of acquisition. In June 2022, the Company performed a revaluation of the Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. This revaluation was recorded to Cost of Sales and resulted in an increase of $5.5 million to the related liability. In October 2022, the Company borrowed additional SWU which was which was recorded to inventory at a value of $10.4 million. In the fourth quarter of 2022, the Company performed a revaluation of the Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. This revaluation was recorded to Cost of Sales and resulted in an increase of $2.4 million to the related liability.

In 2018 through 2020 the Company borrowed SWU inventory valued at $20.7 million. The cumulative liability was revalued to $25.5 million in the third quarter of 2021 to reflect an updated projection of the timing and sources of inventory to be used for repayment. Cost of Sales for the twelve months ended December 31, 2021, includes the related expense of $4.8 million. In the fourth quarter of 2021, the Company repaid borrowed SWU inventory valued at $3.1 million to a customer and reduced the SWU and the related liability using an average purchase price over the borrowing period.

5. PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2021	Additions / (Depreciation)	December 31, 2022
Land	$1.2	$—	$1.2
Buildings and leasehold improvements	4.6	0.2	4.8
Machinery and equipment	1.4	0.6	2.0
Other	1.1	—	1.1
Property, plant and equipment, gross	8.3	0.8	9.1
Accumulated depreciation	(3.0)	(0.6)	(3.6)
Property, plant and equipment, net	$5.3	$0.2	$5.5

Depreciation expense was $0.6 million in 2022, $0.6 million in 2021 and $0.5 million in 2020.

6. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014, and reflect the conditions at that time. The intangible asset related to the Company’s Order Book is amortized as the Order Book, existing at emergence, is reduced, principally as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the Consolidated Statements of Operations. Intangible asset balances are as follows (in millions):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$39.9	$14.7	$54.6	$35.5	$19.1
Customer relationships	68.9	37.9	31.0	68.9	33.3	35.6
Total	$123.5	$77.8	$45.7	$123.5	$68.8	$54.7

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2023	$6.3
2024	9.4
2025	8.9
2026	7.3
2027	5.9
Thereafter	7.9
Total	$45.7

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Components of accounts payable and accrued liabilities follow (in millions):

	December 31,
	2022	2021

Trade payables	$5.9	$4.9
Compensation and employee benefits	15.7	23.1
Postretirement health and life benefit obligations - current	7.3	7.0
Accrued HALEU Demonstration and Operation Contract losses	20.0	0.5
Short-term inventory loan	9.9	—
Operating lease liability	3.3	0.9
Other accrued liabilities	3.4	1.4
Total accounts payable and accrued liabilities	$65.5	$37.8

8. DEBT

A summary of debt follows (in millions):

		December 31, 2022		December 31, 2021
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	21.4	6.1	27.5
Total		$6.1	$95.7	$6.1	$101.8

Interest on the 8.25% Notes maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. The 8.25% Notes were issued in connection with a troubled debt restructuring, therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of December 31, 2022, and December 31, 2021, $6.1 million of interest is recorded as current and classified as Current Debt in the Consolidated Balance Sheet.
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
•held by or for the benefit of the Pension Benefit Guaranty Corporation pursuant to any settlement (including any required funding of pension plans); and
•under surety bonds or similar obligations held by or on behalf of the U.S. Government pursuant to regulatory requirements.

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

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets exclude lease incentives. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term. The weighted-average remaining lease term was 3.6 years and 5.3 years at December 31, 2022 and 2021, respectively, with maturity dates ranging from December 2025 to September 2027 at both December 31, 2022 and December 31, 2021. The weighted-average discount rate was 10.1% and 12.5% at December 31, 2022 and 2021, respectively. Lease expense primarily related to operating leases and totaled $0.7 million, a credit of $0.5 million, and $2.6 million for the years ended December 31, 2022, 2021, and 2020, respectively. Lease expense for the year ended December 31, 2022, 2021, and 2020, was net of DOE credits in the amount of $1.6 million, $2.0 million, and $0.3 million, respectively, for the true-up of prior years’ lease expenses. Other amounts related to short-term lease expense were insignificant. Operating lease expense is included in Cost of Sales, Selling, General and Administrative Expenses, and Advance Technology Costs on the Statement of Operations. Cash paid for operating leases included in operating cash flows was $1.6 million, $2.4 million, and $3.2 million for the year ended December 31, 2022, 2021, and 2020, respectively.

The Company leases facilities and related personal property near Piketon, Ohio from the DOE under an agreement which is classified as an operating lease. The lease was amended on May 6, 2021, to decrease the monthly lease payment beginning with the June 2021 payment. The Company accounted for the amendment as a modification and remeasured the remaining future lease payments through May 31, 2022, and recorded a $1.0 million reduction in the related lease asset and liability. In September 2021, the lease was further amended to extend the term through December 31, 2025. The Company did not remeasure the lease asset and liability, as the terms of the lease amendment allowed for early termination upon completion of the work under the HALEU Demonstration Contract, which was expected to occur by November 30, 2022. In November 2022, in connection with the award of the HALEU Operation Contract, the Company remeasured the lease asset and liability through the lease expiration date of December 31, 2025, and recorded an additional $6.6 million in lease assets and liabilities. In November 2022, the lease was further amended to provide that any facilities, centrifuges or other equipment constructed or installed under contract with the DOE will be owned by the DOE and may be returned to the DOE in an “as is” condition at the end of the lease term, and the DOE would be responsible for its D&D.

Operating Lease Assets and Liabilities

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheet (in millions).

	December 31,
	2022	2021	Classification on the Balance Sheet
Lease assets	$7.9	$2.1	Other long-term assets
Lease liabilities:
Current	$3.3	$0.9	Accounts payable and accrued liabilities
Noncurrent	6.1	3.0	Other long-term liabilities
Total lease liabilities	$9.4	$3.9

Maturity of Operating Lease Liabilities

The table below reconciles undiscounted payments for operating leases with terms greater than 12 months to the operating lease liabilities recorded on the balance sheet (in millions).

2023	$3.9
2024	3.1
2025	3.1
2026	1.0
2027	0.8
Thereafter	—
Total lease payments	11.9
Less imputed interest	2.5
Present value of lease payments	$9.4

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

•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$179.9	$—	$—	$179.9	$193.8	$—	$—	$193.8
Deferred compensation asset (a)	2.4	—	—	2.4	3.2	—	—	3.2

Liabilities:
Deferred compensation obligation (a)	$2.4	$—	$—	$2.4	$3.2	$—	$—	$3.2

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

Other Financial Instruments

As of December 31, 2022, and 2021, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	December 31, 2022			December 31, 2021
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$101.8	(b)	$68.8	$107.9	(b)	$74.3
(a) Based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 8, Debt.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

There are approximately 3,500 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 2,900 employees and retirees covered by postretirement health and life benefit plans. The DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to non-qualified supplemental pension plans, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008, who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or postretirement health and life benefit plans.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow:

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
($ millions)	Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
Changes in Benefit Obligations:
Obligations at beginning of period	$696.2	$757.9	$131.1	$142.4
Actuarial (gains) losses, net	(138.0)	(28.7)	(27.0)	(2.3)
Service costs	2.7	2.7	—	—
Interest costs	19.1	18.1	3.5	3.4
Benefits paid from Plan assets	(50.0)	(51.3)	(12.3)	(12.4)
Benefits paid from Company assets	(0.4)	(0.4)	—	—
Administrative expenses paid	(2.3)	(2.1)	—	—
Obligations at end of period	527.3	696.2	95.3	131.1
Changes in Plan Assets:
Fair value of plan assets at beginning of period	672.7	633.1	9.2	—
Actual return on plan assets	(137.1)	57.8	(0.1)	—
Company contributions	0.4	35.7	6.7	21.5
Benefits paid	(50.4)	(51.7)	(12.3)	(12.3)
Administrative expenses paid	(2.3)	(2.2)	—	—
Fair value of plan assets at end of period	483.3	672.7	3.5	9.2
Unfunded status at end of period	$(44.0)	$(23.5)	$(91.8)	$(121.9)

Amounts recognized in assets and liabilities:
Current liabilities	$(0.4)	$(0.4)	$(7.3)	$(7.0)
Non-current liabilities	(43.6)	(23.1)	(84.5)	(114.9)
	$(44.0)	$(23.5)	$(91.8)	$(121.9)
Amounts in accumulated other comprehensive income (loss), pre-tax:
Prior service credit	$(0.7)	$(0.9)	$(1.9)	$(2.0)

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

Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. These actuarial gains and losses are recognized in the Consolidated Statement of Operations in the fourth quarter. In addition, an interim remeasurement and recognition of gains or losses may be required for a plan during the year when lump sum payments exceed, or are expected to exceed, the sum of the service cost and interest cost components of the annual net periodic benefit cost for that plan for the current year. There were no interim remeasurements in 2022 and 2021.

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

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. Effective August 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $527.3 million and $696.2 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, none of Centrus’ plans had fair value of plan assets in excess of accumulated benefit obligations.

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

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
(in millions)	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Net Periodic Benefit (Credits) Costs
Service costs	$2.7	$2.7	$3.5	$—	$—	$—
Interest costs	19.1	18.1	24.3	3.5	3.4	4.8
Expected return on plan assets	(35.6)	(38.3)	(37.5)	(0.1)	—	—
Amortization of prior service credits, net	(0.2)	(0.2)	(0.2)	(0.1)	(0.1)	(0.1)
Actuarial (gains) losses, net	34.7	(48.2)	8.9	(26.9)	(2.3)	(1.7)
Net periodic benefit (credits) costs	$20.7	$(65.9)	$(1.0)	$(23.6)	$1.0	$3.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Amortization of prior service costs, net	$—	$—	$—	$(1.9)	$(2.0)	$(2.1)
Prior service credit	(0.7)	(0.9)	(1.1)	—	—	—
Total recognized in other comprehensive loss, pre-tax	$(0.7)	$(0.9)	$(1.1)	$(1.9)	$(2.0)	$(2.1)
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$20.0	$(66.8)	$(2.1)	$(25.5)	$(1.0)	$0.9

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

On September 7, 2021, the Company collected $43.5 million from the DOE, of which $33.8 million was contributed to the pension plan in September 2021 for its subsidiary Enrichment Corp. and $9.7 million was deposited in October 2021 in a trust for payment of postretirement health benefits payable by Enrichment Corp. Refer to Note 16, Commitments and Contingencies and Note 2, Revenue And Contracts with Customers.

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

Assumptions Used to Determine Net Periodic Benefit Costs

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	5.5%	2.8%	2.5%	5.5%	2.8%	2.5%
Expected return on plan assets	5.5%	6.3%	6.4%	0.8%	—	—

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2022	2021
Healthcare cost trend rate for the following year	7.0%	6.0%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2031	2026

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

The allocation of plan assets between equity and debt securities and the target allocation range by asset category for the defined benefit pension plans follows:

	December 31,
	2022	2021	2023 Target
Equity securities	36%	45%	35	-	50%
Debt securities	62%	51%	50	-	65%
Cash	2%	4%	0	-	5%
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2022 and 2021, categorized by the fair value hierarchy levels described in Note 10, Fair Value:

	Defined Benefit Pension and Postretirement Health and Life Benefit Plans
(in millions)	Level 1		Level 2		Level 3		Total
	2022	2021	2022	2021	2022	2021	2022	2021
U.S. government securities	$—	$—	$—	$13.0	$—	$—	$—	$13.0
Corporate debt	—	—	60.3	56.4	—	—	60.3	56.4
Municipal bonds and non-U.S. government securities	—	—	—	1.7	—	—	—	1.7
Mutual funds (b)	320.4	582.9	—	—	—	—	320.4	582.9
Mortgage and asset backed securities	—	—	—	7.9	—	—	—	7.9
Fair value of investments by hierarchy level	$320.4	$582.9	$60.3	$79.0	$—	$—	380.7	661.9
Investments measured at NAV (a)							105.8	20.1
Accrued interest receivable							0.6	1.2
Unsettled transactions							(0.3)	(1.4)
Plan assets							$486.8	$681.8

(a) Equity, bond and money market investments held in collective trusts are valued based on the NAV provided by the administrator of the funds. The NAV for each fund is based on the underlying assets owned by the fund, less any expenses accrued against the fund, divided by the number of fund shares outstanding. While the underlying investments are traded on an exchange, the funds are not. Fair values for the collective trust investments are measured using the NAVs as a practical expedient and are not categorized in the fair value hierarchy.
(b) Postretirement Health and Life Benefit Plan assets of $3.5 million are all contained within Level 1 mutual funds.

Benefit Plan Cash Flows

The Company expects to contribute $0 to the qualified defined benefit pension plans, $0.4 million to the non-qualified defined benefit pension plans, and $7.3 million to the postretirement health and life benefit plans in 2023. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act of 1974.

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans
2023	$50.5	$10.9
2024	48.8	10.2
2025	47.3	9.6
2026	47.1	9.1
2027	44.8	8.5
2028 to 2032	206.2	34.1

Other Plans

The Company sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $2.1 million in 2022 and $2.0 million in 2021.

Under the Executive Deferred Compensation Plan, qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone due to annual compensation limitations of the Code are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan. The Company matching contributions amounted to less than $0.1 million in 2022 and 2021.

12. STOCK-BASED COMPENSATION

The Company’s 2014 Plan authorizes the issuance of stock options, SARs, restricted stock units, restricted stock, notional stock units, performance awards, dividend equivalent rights, and other stock-based awards, as well as cash-based awards, to employees, officers, directors, and other individuals providing services to the Company or its affiliates. As disclosed in Note 15, Stockholder’s Equity, in February 2021, the Company increased the available shares of Class A Common Stock under the Company’s 2014 Plan by an additional 700,000 shares. The 2014 Plan currently authorizes the issuance of up to 1,900,000 shares. As of December 31, 2022, there were 522,608 shares available for future awards.

In January 2019, the Company adopted the 2019 Equity Incentive Plan, which is subject to the terms of the 2014 Plan, under which participating employees are eligible to receive grants of equity awards such as notional stock units and SARs. Under this plan, the Company has granted awards that are subject to either cliff-based or performance-based vesting. The cliff-based awards vest after three years of service. The performance-based awards vest if the Company reaches or exceeds a pre-defined net income target for the three-year award term. Equity awards may be payable in common stock, cash, or a combination of both, at the discretion of the Board of Directors. Compensation costs for awards that are likely to be settled with cash payments are remeasured each reporting period based on the closing price of the Company’s Class A Common Stock. These cumulative vested costs are accrued in Accounts Payable and Accrued Liabilities or Other Long-Term Liabilities. Equity awards that are payable in stock are accounted for as equity and compensation costs are amortized on a straight-line basis over the vesting period.

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

In 2020, the Company awarded participating executives notional stock units and stock appreciation rights for the three-year period ending April 26, 2023. These equity awards may be payable in common stock, cash, or a combination of both at the discretion of the Board of Directors. The cumulative vested costs were accrued in Other Long-Term Liabilities as they were likely to be settled in cash.

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

Compensation cost for restricted stock units and stock options is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. As of December 31, 2022, there was $0.6 million of unrecognized compensation cost, adjusted for actual forfeitures, related to non-vested stock-based payments granted, all of which relates to restricted stock units. That cost is expected to be recognized over a weighted-average period of 7 months.

A summary of stock-based compensation costs is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020

Notional stock units and stock appreciation rights	$0.9	$11.6	$6.6
Restricted stock	0.2	—	—
BOD and employee restricted stock units	0.7	0.5	0.4
Stock options	0.1	0.1	0.1
Total stock-based compensation costs	$1.9	$12.2	$7.1

Total recognized tax benefit	$(0.2)	$(1.5)	$—

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Board Restricted Stock Units

Non-employee, independent directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. Settlement of these restricted stock units is made in shares of Class A Common Stock only upon the director’s retirement or other end of service. The restricted stock units generally vest over one year; however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. As of December 31, 2022, approximately 220,000 shares of restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

The following table summarizes Centrus’ board restricted stock units activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2019	74	$3.09
Granted	47	$10.38
Vested	(74)	$3.09
Forfeited	—	—
Nonvested at December 31, 2020	47	$10.38
Granted	20	$25.13
Vested	(47)	$10.38
Forfeited	—	—
Nonvested at December 31, 2021	20	$25.13
Granted	28	$38.80
Vested	(20)	$25.13
Forfeited	—	—
Nonvested at December 31, 2022	28	$38.80

Employee Restricted Stock Units

In 2021, certain employees were granted restricted stock units as part of their compensation. Settlement of these restricted stock units is made in shares of Class A Common Stock upon vesting. The restricted stock units generally vest after three years. As of December 31, 2022, approximately 3,000 shares of restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

The following table summarizes Centrus’ employee restricted stock units activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2020	—	—
Granted	4	$24.01
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021	4	$24.01
Granted	—	—
Vested	(1)	$24.01
Forfeited	—	—
Nonvested at December 31, 2022	3	$24.01

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

The expected term of options granted is the estimated period of time from the beginning of the vesting period to the date of expected exercise or other settlement, based on historical exercises and post-vesting terminations. Centrus has estimated the expected term using the simplified method described in SEC Staff Accounting Bulletin Topic 14, Share-Based Payment, due to the lack of historical exercise and post-vesting termination information available for the Company since its reorganization. Future stock price volatility is estimated based on the Company’s historical volatility. The risk-free interest rate for the expected option term is based on the U.S. Treasury yield curve in effect at the time of grant. No cash dividends are expected in the foreseeable future, and therefore, an expected dividend yield of zero is used in the option valuation model.

There were no option grants in the year ended December 31, 2022, and 2021.

Stock options vest and become exercisable in equal annual installments over a three or four year period and expire ten years from the date of grant. A summary of stock option activity follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2019	518	$4.02	6.2	$1.5
Granted	—	—	—	—
Exercised	(107)	$3.43	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2020	411	$4.18	5.3	$7.8
Granted	—	—	—	—
Exercised	(217)	$4.17	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	194	$4.18	4.4	$8.9
Granted	—	—	—	—
Exercised	(98)	$4.00	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2022	96	$4.37	2.2	$2.7
Exercisable at December 31, 2022	96	$4.37	2.2	$2.7

Stock options outstanding and options exercisable at December 31, 2022, are as follows:

Stock Exercise Price	Options Outstanding (thousands)	Remaining Contractual Life in Years	Options Exercisable (thousands)

$4.37	96	2.2	96

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

A summary of SARs with time-based vesting granted under the 2014 Plan for the year ended December 31, 2022, are as follows:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2019	—	—	—	—
Granted	84	$5.53	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2020	84	$5.53	2.3	$1.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	84	$5.53	1.3	$3.7
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(14)	$5.53	—	—
Outstanding at December 31, 2022	70	$5.53	0.3	$2.7
Exercisable at December 31, 2022	70	$5.53	0.3	$2.7

The weighted-average assumptions used in the valuation models to determine the fair value of SARs granted to employees under the 2014 Plan are as follows:

	Year Ended December 31,
	2022	2021	2020

SARs Granted (in thousands)	n/a	n/a	83.5
Average Risk-Free Rate	n/a	n/a	0.14%
Expected Volatility	n/a	n/a	94%
Expected Term (Years)	n/a	n/a	2.3
Dividend Yield	n/a	n/a	—

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

A summary of SARs with performance-based vesting granted under the 2014 Plan in the year ended December 31, 2022, are as follows:

	Stock Appreciation Rights (Performance Condition) (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2020	—	—	—	—
Granted	21	$19.44	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	21	$19.44	2.3	$0.6
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(3)	$19.44	—	—
Outstanding at December 31, 2022	18	$19.44	1.3	—
Exercisable at December 31, 2022	18	$19.44	1.3	—

The weighted-average assumptions used in the valuation models to determine the fair value of SARs granted to employees under the 2014 Plan are as follows:

	Year Ended December 31,
	2022	2021	2020

Stock Appreciation Rights Granted (in thousands)	n/a	21.0	n/a
Average Risk-Free Rate	n/a	0.3%	n/a
Expected Volatility	n/a	82.8%	n/a
Expected Term (Years)	n/a	2.5	n/a
Dividend Yield	n/a	—	n/a

Notional Stock Units - 2019 and 2020 Awards

A summary of notional stock units with time-based vesting granted under the 2014 Plan for the year ended December 31, 2022, are as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value (per share)

Outstanding at December 31, 2019	468	$3.16
Granted	125	$5.53
Exercised	—	—
Forfeited/Cancelled	(22)	$3.16
Nonvested at December 31, 2020	571	$3.68
Granted	—	—
Vested	(319)	—
Forfeited	—	—
Nonvested at December 31, 2021	252	$4.33
Granted	—	—
Vested	(128)	$3.16
Forfeited	(2)	$5.53
Nonvested at December 31, 2022	122	$5.53

Notional Stock Units (Performance Condition) - 2021 Award

A summary of notional stock units with performance-based vesting granted under the 2014 Plan for the year ended December 31, 2022, are as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2020	—	—
Granted	10	$39.55
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021	10	$39.55
Granted	—	—
Vested	—	—
Forfeited	(2)	$39.55
Nonvested at December 31, 2022	8	$39.55

Restricted Stock (Performance Condition) - 2022 Award

A summary of restricted stock with performance-based vesting granted under the 2014 Plan for the year ended December 31, 2022, are as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2021	—	—
Granted	24	$33.70
Vested	—	—
Forfeited	(2)	$33.70
Nonvested at December 31, 2022	22	$33.70

13. INCOME TAXES

Income Tax Expense (Benefit)

The income tax expense (benefit) is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State and local	1.0	0.4	0.5
Foreign	—	—	—
	1.0	0.4	0.5
Deferred:
Federal (a)	14.9	(40.7)	—
State and local	(0.3)	1.2	(1.9)
Foreign	—	—	—
	14.6	(39.5)	(1.9)
Income tax expense (benefit)	$15.6	$(39.1)	$(1.4)

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

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Employee benefits costs	$33.5	$36.2
Inventory	21.3	18.6
Property, plant and equipment	190.2	191.5
Research and experimental expenditures	3.5	—
Net operating loss and credit carryforwards	188.6	206.2
Accrued expenses	4.9	0.4
Long-term debt and financing costs	7.6	10.8
Lease liability	2.1	0.9
Other	0.4	0.2
Deferred tax assets	452.1	464.8
Valuation allowance	(414.1)	(414.7)
Deferred tax assets, net of valuation allowance	$38.0	$50.1

Deferred tax liabilities:
Intangible assets	$9.0	$7.9
Lease asset	1.8	0.4
Prepaid expenses	0.4	0.4
Deferred tax liabilities	$11.2	$8.7
Deferred tax assets, net	$26.8	$41.4

The valuation allowance reduces the net deferred tax assets to their net realizable value. The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

In 2022, there was a $0.6 million decrease to the valuation allowance that resulted from the change in state deferred tax assets.

In the fourth quarter of 2021, the Company released $40.7 million of the valuation allowance against federal net deferred taxes that are more likely than not to be realized. In 2021, Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment for 2023 through 2026, primarily from its long-term sales contracts. Centrus considered both its achievement of sustained profitability and cumulative income in 2021, as well as the forecasted income to be significant forms of positive evidence. Negative evidence included uncertainty in and the lack of objectively verifiable evidence for profitability in later years when the Company’s existing Order Book and supply contracts reach expiration in its LEU segment. In the Company’s Technical Solutions segment, negative evidence included uncertainty in the future funding of the HALEU enrichment facility, and thus, no assumption for the future funding of the HALEU enrichment facility were included in the forecast model because it was not objectively verifiable. Centrus determined that the positive evidence outweighed the negative evidence and supported a release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets, and a partial release of the federal valuation allowance was recorded. In addition to the partial release of the valuation allowance against federal net deferred taxes, the valuation allowance decreased in 2021 by $30.6 million due to changes in deferred tax assets since the beginning of the year.

In 2022, an analysis of the positive and negative evidence was performed to determine if a change to the federal valuation allowance was required. Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the valuation allowance that was required on Centrus’ deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment for the next few years, primarily from its long-term sales contracts. Centrus considered both its achievement of sustained profitability and cumulative income in 2022, as well as the forecasted income to be significant forms of positive evidence. Negative evidence included uncertainty in and the lack of objectively verifiable evidence for profitability in later years in Centrus’ LEU segment when existing Order Book and supply contracts expire and in Centrus’ Technical Solutions segment related to future funding of the HALEU enrichment facility. Based on the analysis, positive evidence continued to outweigh negative evidence as was the case in the 2021 analysis. However, it was determined that no further change to the federal valuation allowance was necessary in 2022. The Company continues to maintain a partial valuation allowance against its remaining federal and state net deferred tax assets due to significant federal and state net operating losses and insufficient future taxable income. As of December 31, 2022, the valuation allowance against the remaining federal and state net deferred tax assets was $414.1 million.

Going forward, Centrus will continue to evaluate both positive and negative evidence that would support any further changes to the remaining federal and state valuation allowances. Such evidence in our Technical Solutions segment may include events that could have a significant impact on pre-tax income, such as signing new contracts with significantly higher or lower margins than currently forecasted, follow-on work related to the HALEU program, or abandonment of the commercial deployment of the centrifuge technology. Such evidence in our LEU segment may include renewing SWU sales contracts with existing customers and/or signing new SWU sales or purchase contracts with significantly higher or lower margins than currently forecasted. Additional evidence in the LEU segment may include potential deferrals in the timing of deliveries requested by its customers, which could impact revenue recognition timing. The impact of these and other potential positive and negative events will be weighed and evaluated to determine if the valuation allowances should be increased or decreased in the future.

The Company has federal NOLs of $649.1 million generated through December 31, 2017, that currently expire through 2037. In addition, the Company has federal NOL carryforwards of $131.4 million generated after December 31, 2017, that do not expire. Centrus also has state NOL carryforwards of $479.2 million, with a full valuation allowance, that currently expire through 2037.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate and the effective tax rate follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory tax rate	21%	21%	21%
Valuation allowance against net deferred tax assets	(1)	(53)	(26)
State rate changes	2	1	(1)
Executive compensation	1	1	2
State income tax expense, net of federal benefit	(1)	1	—
Uncertain tax positions	1	—	1
Effective tax rate	23%	(29)%	(3)%

The effective tax rate for the year ended December 31, 2022, includes a decrease to the valuation allowance against state net deferred tax assets of $0.6 million, or a change to the effective tax rate of (1%).

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

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in Other Long-Term Liabilities, was $1.9 million as of December 31, 2022, and $1.0 million as of December 31, 2021. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the income tax provision (state tax, net of federal benefit) increased $0.9 million and $0.2 million during the year ended December 31, 2022 and 2021, respectively. The liability for unrecognized tax benefits in the table below relates to unrecognized state income tax benefits. Centrus believes that the liability for unrecognized tax benefits will not change significantly in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Year Ended December 31,
	2022	2021
Balance at beginning of the period	$1.0	$0.8
Additions to tax positions of current period	0.9	0.4
Reductions to tax positions of prior years	—	(0.2)
Balance at end of the period	$1.9	$1.0

Centrus and its subsidiaries file income tax returns with the U.S. Government and various states and foreign jurisdictions. As of December 31, 2022, the federal, Maryland and Tennessee statutes of limitation are closed with respect to all tax years through 2018.

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

The impact of accrued interest and penalties for income taxes in the consolidated statement of operations was an increase to expenses of $0.1 million for the year ended December 31, 2022, and less than $0.1 million for the year ended December 31, 2021. Accrued interest and penalties for income taxes, included as a component of Other Long-Term Liabilities, totaled $0.1 million as of December 31, 2022, and less than $0.1 million as of December 31, 2021.

14. NET INCOME PER COMMON SHARE

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

On November 17, 2020, the Company completed the purchase of 62,854 shares of its outstanding Series B Senior Preferred Stock at a price per share of $954.59, less any applicable withholding taxes. (Refer to Note 15, Stockholders’ Equity). The purchase price per share represented a 25% discount from the aggregate liquidation preference, including accrued but unpaid dividends, of $1,272.78 per share as of September 30, 2020. Since origination, the carrying value on the Consolidated Balance Sheet was $43.80 per share based on values assigned in the originating securities exchange. The liquidation amount at origination was $1,000.00 per share.
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

On November 23, 2021, the Company completed the purchase of 36,867 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,145.20, less any applicable withholding taxes. The Company also completed the purchase of the remaining 980 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,149.99, less any applicable withholding taxes, on December 15, 2021 (Refer to Note 15, Stockholders’ Equity). The aggregate purchase price of both transactions was $43.3 million. The carrying value of the Series B Senior Preferred Stock on the Consolidated Balance Sheet was $1.00 per share par value.

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

On December 29, 2022, the Company amended and restated the warrant issued on February 2, 2021, to extend the term to February 5, 2024. The change in the fair value of the warrant is considered as a reduction to net income available to common stockholders for purposes of Net Income per Share. For further details, refer to Note 15, Stockholders’ Equity.

The weighted average number of common and common equivalent shares and the calculation of basic and diluted income per common share are as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator (in millions):
Net income	$52.2	$175.0	$54.4
Warrant modification	1.5	—	—
Preferred stock dividends - undeclared and cumulative	—	2.1	6.7
Distributed earnings allocable to retired preferred shares	—	37.6	41.9
Net income allocable to common stockholders	$50.7	$135.3	$5.8

Denominator (in thousands):
Average common shares outstanding - basic	14,601	13,493	9,825
Potentially dilutive shares related to stock options and restricted stock units (a)	387	386	298
Average common shares outstanding - diluted	14,988	13,879	10,123

Net income per common share (in dollars):
Basic	$3.47	$10.03	$0.59
Diluted	$3.38	$9.75	$0.57
There are no common stock equivalents excluded from the diluted calculation as a result of a net loss in the period or options outstanding and considered anti-dilutive as their exercise price exceeded the average share market price.

15.  STOCKHOLDERS’ EQUITY

Shares Outstanding

Changes in the number of shares outstanding are as follows:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2019	104,574	8,347,427	1,117,462
Issuance under public offering	—	2,537,500	—
Common stock issued for options exercised	—	107,000	—
Conversion of common stock from Class B to Class A	—	398,262	(398,262)
Purchase under tender offer	(62,854)	—	—
Balance at December 31, 2020	41,720	11,390,189	719,200
Issuance under public offering	—	1,516,467	—
Common stock issued for options exercised	—	216,500	—
Issuance of previously vested restricted stock units	—	89,318	—
Notional stock units paid in shares	—	206,183	—
Common stock and warrant issued in exchange for preferred stock	(3,873)	231,276	—
Purchase under tender offer	(37,847)	—	—
Balance at December 31, 2021	—	13,649,933	719,200
Issuance under public offering	—	99,090	—
Common stock issued for options exercised	—	98,000	—
Issuance of previously vested restricted stock units	—	1,172	—
Notional stock units paid in shares	—	71,451	—
Balance at December 31, 2022	—	13,919,646	719,200

Common Stock

The Company’s certificate of incorporation authorizes 20,000,000 shares of preferred stock, par value $1.00 per share, 70,000,000 shares of Class A common stock and 30,000,000 shares of Class B common stock. As of December 31, 2022, the Company has issued 14,638,846 shares of Common Stock, consisting of 13,919,646 shares of Class A Common Stock and 719,200 shares of Class B Common Stock.

Pursuant to a sales agreement with its agents, the Company sold through an at the market offering an aggregate of 99,090 shares and 1,516,467 shares of its Class A Common Stock for a total of $3.8 million and $44.2 million in 2022 and 2021, respectively. After expenses and commissions paid to the agents the Company’s 2022 and 2021, proceeds totaled $3.6 million and $42.4 million, respectively. Additionally, the Company recorded direct costs of $0.3 million related to the issuance in 2021. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and a prospectus supplement dated December 31, 2020, to the prospectus. The Company currently intends to use the net proceeds from this offering for general working capital purposes, to invest in technology development and deployment, and to repay outstanding debt.

On December 6, 2022, the Company filed a second prospectus supplement to the prospectus dated August 5, 2020, with the SEC. Under this prospectus supplement, the Company may offer and sell shares of its Class A Common Stock, having an aggregate offering price of up to $24.0 million, in accordance with the terms of the ATM sales agreement with its agents, as amended on December 5, 2022, or to the agents, acting as sales agent or principal. The Company intends to use the net proceeds from the sale of its common stock offered under this prospectus supplement for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, the Company may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness. The Company has not sold any shares under this ATM offering.

As previously disclosed on Form 8-K filed February 5, 2021, on February 2, 2021, the Company entered into an amendment to its existing Voting and Nomination Agreement with the MB Group and an Exchange Agreement (as described below) whereby the MB Group agreed to support management’s recommendation on certain matters at the Company’s 2021 Annual Meeting and Kulayba LLC agreed to exchange shares of the Company’s Preferred Stock for shares of the Company’s Class A Common Stock and a warrant to acquire additional shares of Class A Common Stock. Pursuant to the First Amendment to the Voting and Nomination Agreement, the MB Group agreed to cause all shares of Class A Common Stock owned of record or beneficially owned by the MB Group at the Annual Meeting to be voted in favor of (i) an amendment to extend the length of the term of the Company’s Section 382 Rights Agreement dated as of April 6, 2016, as amended to date, for two years from June 30, 2021, to June 30, 2023, and (ii) an increase of shares of Class A Common Stock reserved for delivery under the Company’s Centrus Energy Corp 2014 Equity Incentive Plan, as amended to date, of an additional 700,000 shares of Class A Common Stock. At the Annual Meeting both of the above referenced proposals were approved by the Company’s stockholders.

In connection with this entry into the amendment, the Company and Kulayba LLC also entered into the Exchange Agreement, pursuant to which Kulayba LLC agreed to exchange 3,873 shares of Preferred Stock, representing a $5,000,198 liquidation preference (including accrued and unpaid dividends), for (i) 231,276 shares of Class A Common Stock priced at the closing market price of $21.62 on the date the Exchange Agreement was signed and (ii) the Warrant, exercisable for 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share, which was the closing market price on the date the Exchange Agreement was signed, subject to certain customary adjustments pursuant to the terms of the Warrant. The Warrant was exercisable by Kulayba LLC for a period commencing on the closing date of the Exchange and ending, unless sooner terminated as provided in the Warrant, on the first to occur of: (a) the second anniversary of the closing date of the Exchange or (b) the last business day immediately prior to the consummation of a Fundamental Transaction (as defined in the Warrant) which results in the shareholders of the Company immediately prior to such Fundamental Transaction owning less than 50% of the voting equity of the surviving entity immediately after the consummation of the Fundamental Transaction. The Company retired the 3,873 shares of Preferred Stock received by the Company under the Exchange Agreement.

On December 29, 2022, Centrus amended and restated the Warrant and entered into a Voting Rights Agreement with the MB Group. Pursuant to the terms of the Voting Rights Agreement, each member of the MB Group and each Permitted Transferee (as defined in the Voting Rights Agreement) agreed, at the Company’s 2023 and 2024 Annual Meetings and at any other vote by the holders of the Company’s Common Stock, to (i) cause, in the case of all Common Stock owned of record, and (ii) instruct and cause the record owner, in the case of all shares of Common Stock of which MB Group is a Beneficial Owner (as defined in the Voting Rights Agreement), but not owned of record, directly or indirectly, by it, or by any MB Affiliate (as defined in the Voting Rights Agreement), as of the applicable record date, in each case entitled to (i) be present for quorum purposes, and (ii) vote, as follows: (a) for all directors nominated by the Board for election, (b) for all other proposals, in accordance with the recommendation of the Board, and (c) for any Company proposed adjournments thereof. In addition, each member of the MB Group agreed to not directly or indirectly gift, sell, dispose or otherwise transfer any shares of Common Stock unless the transferee agreed to be bound to the same voting conditions at the 2023 and 2024 Annual Meetings and other meetings, except with respect to any sale or disposition of Common Stock on a national securities exchange or any sale or disposition of Common Stock underlying the New Warrant to any person that is not affiliated, associated or otherwise related to any member of the MB Group. In exchange, the Company agreed to amend and restate that Warrant, to extend the term of the Warrant to February 5, 2024, subject to the other terms of the New Warrant. Immaterial amendments were made on October 17, 2022. Under U.S. GAAP, the New Warrant was accounted for as an exchange of the original instrument. As such, the Company recorded the difference in the fair value of the New Warrant, immediately before and after the exchange, in the Consolidated Statements of Operations and Comprehensive Income as a dividend.

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

Shares of Class B Common Stock that are sold in the market are automatically converted to shares of Class A Common Stock. Shares of Class B Common Stock that were sold in the market and converted to shares of Class A Common Stock totaled 0 in 2022 and 2021 and 398,262 in 2020.

The Company has reserved 1,900,000 shares of Class A Common Stock under its management incentive plan, of which 522,608 shares are available for future awards as of December 31, 2022. Refer to Note 12, Stock-Based Compensation, for additional information.

The Class A Common Stock trades under the symbol “LEU” on the NYSE American LLC trading platform.

The Class B Common Stock was issued to Toshiba American Nuclear Energy Corporation and Babcock & Wilcox Investment Company and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, two members of the Board of Directors of the Company, subject to certain holding requirements.

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

On November 23, 2021, the Company announced the results of the tender offer and the related consent solicitation to amend the certificate of designation of the Series B Senior Preferred Stock (the “Series B Preferred Amendment”). 36,867 Series B Senior Preferred Stock were properly tendered and not properly withdrawn in the Offer, and corresponding consents have been delivered in the consent solicitation. Pursuant to the terms of the Offer and Consent Solicitation, the Company has accepted for purchase all of the Series B Senior Preferred Stock tendered in the Offer, for an aggregate purchase price of $42.2 million. The accepted shares represent 97.4% of the Company’s outstanding Series B Senior Preferred Stock as of September 30, 2021. Based on the final results, the requisite consent of at least 90% of the outstanding Series B Senior Preferred Stock required to approve the Series B Preferred Amendment was obtained. On November 23, 2021, the Company issued a Notice of Full Redemption providing for the redemption of any and all shares of the Company’s Series B Senior Preferred Stock outstanding after consummation of the Company’s tender offer to purchase all of its issued and outstanding Series B Senior Preferred Stock. On December 15, 2021, the Company completed the redemption of all 980 outstanding Series B Senior Preferred Stock for an aggregate purchase price of $1.1 million. The aggregate purchase price of $43.3 million was offset by direct costs totaling $0.9 million.

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

On December 16, 2021, the Company filed a Certificate of Elimination of the Series B Senior Preferred Stock of Centrus Energy Corp. with the Secretary of State of Delaware to eliminate the designation of the Series B Senior Preferred Stock and to return all shares of preferred stock of the Company previously designated as Series B Senior Preferred Stock to authorized but unissued and undesignated shares of preferred stock of the Company.

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

On June 16, 2021, the Company entered into, a Fourth Amendment to the Rights Agreement (the “Fourth Amendment”). The Fourth Amendment modified the Final Expiration Date (as defined in the Rights Agreement) to be June 30, 2023.

16. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

The Russian government-owned entity TENEX, is a major supplier of SWU to the Company. Under the 2011 TENEX Supply Contract, the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX is subject to quotas and other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to perform under the TENEX Supply Contract is vulnerable to (i) sanctions or restrictions that might be imposed by Russia, the United States, or other countries as a result of the war in Ukraine, or otherwise, (ii) customers and other parties who may object to receiving or handling Russian LEU or SWU, or (iii) suppliers and service providers seeking to limit their involvement with business related to Russia.

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

Orano

In 2018, the Company entered into the Orano Supply Agreement with the French company Orano Cycle for the long-term supply to the Company of SWU contained in LEU. The Orano Supply Agreement subsequently was assigned by Orano Cycle to its affiliate, Orano CE. Under the amended Orano Supply Agreement, the supply of SWU runs through 2030. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings.

Russian Suspension Agreement

Beginning in September 2022, the DOC and the ITC, respectively, initiated two “sunset” reviews of the RSA that will determine if the RSA should be maintained. These “sunset” reviews are required to be conducted every five years. This is the fifth round of “sunset reviews” of the RSA. The last round of reviews in 2016-17 concluded that termination of the RSA would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. uranium industry (a determination made by the ITC), which resulted in the RSA being maintained. Even if the RSA were terminated as a result of the “sunset” reviews, the quotas under the 2020 legislation would remain in place.

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor USEC Inc. and the DOE signed the 2002 DOE-USEC Agreement dated June 17, 2002, pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to the DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to the DOE, and requiring Centrus to reimburse the DOE for certain costs associated with the American Centrifuge technology. The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the American Centrifuge Plant milestone under the 2002 DOE-USEC Agreement, the DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. In 2014, the 2002 DOE-USEC Agreement and other agreements between the Company and the DOE were assumed by Centrus subject to an express reservation of all rights, remedies and defenses by the DOE and the Company under those agreements. The DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Legal Matters

From time to time, the Company is involved in various pending legal proceedings, including the pending legal proceedings described below.

In 1993, USEC-Government entered into a lease for the Paducah and Portsmouth GDPs with the DOE. As part of that lease, the DOE and USEC-Government also entered into a Power MOU regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, the DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became Enrichment Corp., now a principal subsidiary of the Company. Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp. and Enrichment Corp. was given the right to purchase power from the DOE. The Paducah GDP was shut down in 2013 and deleased by Enrichment Corp. in 2014. On August 4, 2021, the DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to be D&D. According to the DOE, the power purchase agreement with Electric Energy Inc. requires the DOE to pay for a portion of the D&D costs of the Joppa power plant and the DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. The Company is assessing the DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. The Company has not formed an opinion on the merits nor is it able to estimate the potential liability, if any, and no expense or liability has been accrued.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint to include Price-Anderson Act and eight other state law claims. On May 24, 2021, the Company, Enrichment Corp., and the other defendants filed their motion to dismiss the complaint. On March 31, 2022, the court granted our motion in part by dismissing claims brought on behalf of the minor children but allowed the other claims to proceed. As such, the discovery stage of litigation is continuing. On April 28, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the fourth amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the Nuclear Regulatory Commission’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 8, 2022, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Brad Allen Lykins, as administrator of the estate of Braden Aaron Lee Lykins in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Lykins Complaint”). In March 2021, Brayden Lykins, who was thirteen years old, passed away from leukemia. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Lykins’ death and seeks monetary damages. On August 30, 2022, the Company, Enrichment Corp. and the

other defendants filed their answer to the Lykins Compliant. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

17.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The sole component of accumulated other comprehensive income (loss) relates to activity in the accounting for pension and postretirement health and life benefit plans. The amortization of prior service costs (credits) is reclassified from accumulated other comprehensive income (loss) and included in the computation of net periodic benefit cost. For further details, refer to Note 11, Pension and Postretirement Health and Life Benefits.

18. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue by customer location, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$154.3	$220.5	$171.7
Foreign:
Belgium	38.3	36.6	35.8
Japan	61.6	34.6	23.4
Other	39.6	6.6	16.3
Total foreign	139.5	77.8	75.5
Total revenue	$293.8	$298.3	$247.2
* less than 10%

The U.S. Government and its contractors, in the Company’s Technical Solutions segment, represented approximately 20% of total revenue for the year ended December 31, 2022, 38% for the year ended December 31, 2021, and 21% for the year ended December 31, 2020.

The ten largest customers in the Company’s LEU segment represented approximately 75% of total revenue for the year ended December 31, 2022. Revenue from Kyushu Electric Power Company and Synatom represented approximately 15% and 13%, respectively, of total revenue for the year ended December 31, 2022.

The ten largest customers in the Company’s LEU segment represented approximately 57% of total revenue for the year ended December 31, 2021. Revenue from each of Synatom and Kyushu Electric Power Company represented approximately 12% of total revenue for the year ended December 31, 2021.

The ten largest customers in the Company’s LEU segment represented approximately 71% of total revenue for the year ended December 31, 2020. Revenue from Synatom, Energy Harbor Nuclear Corp. and Dominion Energy South Carolina represented approximately 14%, 13%, and 10%, respectively, of total revenue for the year ended December 31, 2020.

No other customer represented more than 10% of total revenue for the year ended December 31, 2022, 2021, or 2020.

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the Technical Solutions segment. The LEU segment includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The Technical Solutions segment includes revenue and cost of sales for work that Centrus performs under the HALEU Demonstration and Operation Contracts. The Technical Solutions segment also includes limited services provided by Centrus to DOE and its contractors at the Piketon facility. Gross profit is Centrus’ measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment.

The following table presents the Company’s segment information (in millions):

	Year Ended December 31,
	2022	2021	2020
Revenue
LEU segment:
Separative work units	$196.2	$163.3	$151.5
Uranium	39.4	22.8	39.0
Total	235.6	186.1	190.5
Technical Solutions segment	58.2	112.2	56.7
Total revenue	$293.8	$298.3	$247.2

Segment Gross Profit (Loss)
LEU segment	$130.6	$73.0	$97.8
Technical Solutions segment	(12.7)	41.5	(0.2)
Gross profit	$117.9	$114.5	$97.6

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to, the chief operating decision maker. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Consolidated Balance Sheet, were located in the United States as of December 31, 2022, and December 31, 2021.