Form 10-Q
period 2023-03-31
CENTRUS ENERGY CORP
filed 2023-05-09
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
    Yes ☐     No ☒
As of May 1, 2023, there were 14,761,818 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation
Oak Ridge	Technology and Manufacturing Center in Oak Ridge, Tennessee
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky formerly operated by Enrichment Corp.
Piketon	Centrifuge production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to July 28, 1998, when it was a wholly-owned government corporation

Other Terms and Abbreviations
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
8.25% Notes	8.25% Notes, maturing February 2027
Annual Meeting	The Company’s annual meeting of shareholders
ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At the Market
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share
Common Stock	Class A Common Stock and Class B Common Stock
D&D	Decontamination & Decommissioning
DOC	U.S Department of Commerce
DOE	U.S. Department of Energy
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Agreement	Exchange Agreement entered into by the Company and Kulayba LLC, dated February 2, 2021
HALEU	High Assay Low-Enriched Uranium
HALEU Demonstration Contract	Three-year, $115 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO, and concluded in November 2022
HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IEA	International Energy Agency
IRC	Internal Revenue Code of 1986
IT	Information Technology
ITC	U.S. International Trade Commission
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
MB Group	Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc.
Natural Uranium	Unenriched UF6 used to produce LEU
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle

Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with Orano in 2018
Order Book	LEU Segment order book of sales under contract
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
RSA	1992 Russian Suspension Agreement, as amended
SARs	Stock appreciation rights
SEC	U.S. Securities & Exchange Commission
SWU	Separative work unit
Technical Solutions	The Centrus Energy Corp. business segment which offers technical, manufacturing, engineering, and operations services to public and private sector customers
TENEX	Russian government-owned entity TENEX, Joint-Stock Company
TENEX Supply Contract	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with TENEX in 2011
TRISO	Tri-Structural Isotopic fuel
U.S. GAAP	Generally accepted accounting principles in the United States
U235	Uranium-235 isotope
UF6	Uranium hexafluoride
Voting Agreement Amendment	The Company’s amendment to its existing Voting and Nomination Agreement with the MB Group
Voting Rights Agreement	The Company’s agreement with the MB Group entered into in December 2022
Warrant	Warrant to purchase common stock of Centrus Energy Corp., held by Kulayba LLC and dated February 2, 2021
New Warrant	Amended Warrant to extend the terms of the Warrant held by Kulayba LLC
WNA	World Nuclear Association

FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Centrus (the “Company,” “we” or “us”) contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements mean statements related to future events, which may impact our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions with respect to future events and operational, economic and financial performance. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control.

The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, including those factors discussed in (a) Part I, Item 1. Financial Statements (Unaudited): Note 11, Commitments and Contingencies, (b) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 1A. Risk Factors, and (d) other factors discussed in the Company’s filings with the SEC.

For Centrus, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following which are, and will be, exacerbated by any worsening of the global business and economic environment as a result:

Risks related to the war in Ukraine factors primarily include:
•risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures by (i) the U.S. or foreign governments, (ii) organizations (including the United Nations, the EU or other international organizations), or (iii) entities (including private entities or persons), that could directly or indirectly impact our ability to obtain, deliver or sell LEU under the TENEX Supply Contract or make related payments or deliveries of natural uranium; and
•risks related to the refusal of TENEX to deliver LEU to us if, among other reasons, TENEX is unable to receive payments, or to receive the return of natural uranium, as a result of any government, international or corporate actions or directions or other reasons.

Risks related to economic and industry factors primarily include:
•risks related to whether or when government funding or demand for HALEU for government or commercial uses will materialize;
•risks and uncertainties regarding funding for continuation and deployment of the American Centrifuge technology;
•risks related to (i) our ability to perform and absorb costs under the HALEU Operation Contract, (ii) our ability to obtain contracts and funding to be able to continue operations and (iii) our ability to obtain and/or perform under other agreements;
•risks that (i) we may not obtain the full benefit of the HALEU Operation Contract and may not be able or allowed to operate the HALEU enrichment facility to produce HALEU after the completion of the HALEU Operation Contract or (ii) the HALEU enrichment facility may not be available to us as a future source of supply;
•risks related to our dependence on others, such as TENEX, under the TENEX Supply Contract, Orano under the Orano Supply Agreement and other suppliers (including transporters) who provide us the goods and services we need to conduct our business;
•risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan on the nuclear industry and on our business, results of operations and prospects;

•risks related to financial difficulties experienced by customers or suppliers, including possible bankruptcies, insolvencies, or any other situation, event or occurrence that affect the ability of others to pay for our products or services in a timely manner or at all;
•risks related to pandemics, endemics, and other health crises;
•risks related to the impact and potential extended duration of a supply/demand imbalance in the market for LEU;
•risks related to our ability to sell or deliver the LEU we procure pursuant to our purchase obligations under our supply agreements and the impacts of sanctions or limitations on imports of such LEU, including those imposed under the RSA, international trade legislation and other international trade restrictions;
•risks related to existing or new trade barriers and to contract terms that limit our ability to procure LEU for, or deliver LEU to customers;
•risks related to pricing trends and demand in the uranium and enrichment markets and their impact on our profitability;
•risks related to the movement and timing of customer orders;
•risks related to our reliance on third-party suppliers and service providers to provide essential products and services to us;
•risks related to the fact that we face significant competition from major producers who may be less cost sensitive or are wholly or partially government owned;
•risks that our ability to compete in foreign markets may be limited for various reasons;
•risks related to the fact that our revenue is largely dependent on our largest customers; and
•risks related to our sales Order Book, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, global events or other factors including our lack of current production capability.

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
•risks related to the value of our intangible assets related to the Order Book and customer relationships;
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
•risks related to (i) the use of our NOL carryforwards and NUBILs to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the IRC and (ii) our ability to generate taxable income to utilize all or a portion of the NOLs prior to the expiration thereof and NUBILs; and
•failures or security breaches of our information technology systems.

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
•risks related to our ability to perform and receive timely payment under our agreements with the DOE or other government agencies, including risks and uncertainties related to the ongoing funding by the government and potential audits;
•risks related to changes or termination of our agreements with the U.S. government or other counterparties, or the exercise of contract remedies by such counterparties;
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
•risks of accidents during the transportation, handling, or processing of toxic hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations, and lead to claims against the Company;
•risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites that we no longer operate, including the Paducah, Kentucky and Portsmouth, Ohio GDPs; and
•other risks and uncertainties discussed in this and our other filings with the SEC.

For a more detailed discussion of these risks and uncertainties and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see our Annual Report on Form 10-K for the year ended December 31, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business. We do not undertake to update our forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q, except as required by law.

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$188.8	$179.9
Accounts receivable	34.1	38.1
Inventories	209.4	209.2
Deferred costs associated with deferred revenue	135.7	135.7
Other current assets	9.0	24.2
Total current assets	577.0	587.1
Property, plant and equipment, net of accumulated depreciation of $3.8 million as of March 31, 2023 and $3.6 million as of December 31, 2022	5.4	5.5
Deposits for financial assurance	32.3	32.3
Intangible assets, net	44.6	45.7
Deferred tax assets	24.6	26.8
Other long-term assets	5.1	8.1
Total assets	$689.0	$705.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$55.4	$65.5
Payables under inventory purchase agreements	32.6	43.6
Inventories owed to customers and suppliers	17.2	60.8
Deferred revenue and advances from customers	273.3	273.2
Current debt	6.1	6.1
Total current liabilities	384.6	449.2
Long-term debt	92.6	95.7
Postretirement health and life benefit obligations	84.1	84.5
Pension benefit liabilities	43.4	43.6
Advances from customers	46.2	46.2
Long-term inventory loans	73.3	48.7
Other long-term liabilities	9.3	11.7
Total liabilities	733.5	779.6
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 14,746,643 and 13,919,646 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1.5	1.4
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of March 31, 2023 and December 31, 2022	0.1	0.1
Excess of capital over par value	180.5	158.1
Accumulated deficit	(226.7)	(233.9)
Accumulated other comprehensive income	0.1	0.2
Total stockholders’ deficit	(44.5)	(74.1)
Total liabilities and stockholders’ deficit	$689.0	$705.5

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Separative work units	$58.8	$12.8
Uranium	—	4.9
Technical solutions	8.1	17.6
Total revenue	66.9	35.3
Cost of Sales:
Separative work units and uranium	34.9	14.8
Technical solutions	9.0	14.2
Total cost of sales	43.9	29.0
Gross profit	23.0	6.3
Advanced technology costs	3.4	1.1
Selling, general and administrative	10.3	7.5
Amortization of intangible assets	1.1	1.1
Special charges for workforce reductions	(0.1)	—
Operating income (loss)	8.3	(3.4)
Nonoperating components of net periodic benefit loss (income)	0.3	(3.3)
Interest expense	0.3	—
Investment income	(1.9)	—
Income (loss) before income taxes	9.6	(0.1)
Income tax expense	2.4	0.3
Net income (loss) and comprehensive income (loss)	$7.2	$(0.4)

Net income (loss) per share:
Basic	$0.49	$(0.03)
Diluted	$0.47	$(0.03)
Average number of common shares outstanding (in thousands):
Basic	14,841	14,547
Diluted	15,241	14,547

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2023	2022
OPERATING
Net income (loss)	$7.2	$(0.4)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1.3	1.3
Accrued loss on long-term contract	(5.6)	(0.5)
Deferred tax assets	2.2	0.3
Equity related compensation	1.2	0.5
Revaluation of inventory borrowing	2.1	—
Changes in operating assets and liabilities:
Accounts receivable	5.3	16.6
Inventories	22.3	11.1
Inventories owed to customers and suppliers	(43.6)	(8.1)
Other current assets	15.1	(0.8)
Accounts payable and other liabilities	(4.2)	1.2
Payables under inventory purchase agreements	(11.1)	(28.3)
Deferred revenue and advances from customers, net of deferred costs	0.1	(0.3)
Pension and postretirement benefit liabilities	(0.7)	(5.1)
Other, net	(1.3)	(0.1)
Cash used in operating activities	(9.7)	(12.6)

INVESTING
Capital expenditures	(0.3)	(0.1)
Cash used in investing activities	(0.3)	(0.1)

FINANCING
Proceeds from the issuance of common stock, net	22.0	—
Exercise of stock options	—	0.2
Payment of interest classified as debt	(3.1)	(3.1)
Other	—	(0.3)
Cash provided by (used in) financing activities	18.9	(3.2)

Increase (decrease) in cash, cash equivalents and restricted cash	8.9	(15.9)
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	212.4	196.8
Cash, cash equivalents and restricted cash, end of period (Note 3)	$221.3	$180.9

Non-cash activities:
Reclassification of stock-based compensation liability to equity	$—	$10.6
Adjustment of right to use lease assets from lease modification	$4.2	$—
Property, plant and equipment included in accounts payable and accrued liabilities	$—	$0.2
Shares withheld for employee taxes	$1.9	$1.9
ATM proceeds included in accounts receivable	$1.2	$—

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2021	$—	$1.4	$0.1	$140.7	$(284.6)	$0.5	$(141.9)
Net loss for the three months ended March 31, 2022	—	—	—	—	(0.4)	—	(0.4)
Options exercised	—	—	—	0.2	—	—	0.2
Reclassification of stock-based compensation liability to equity	—	—	—	10.6	—	—	10.6
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2022	$—	$1.4	$0.1	$150.1	$(285.0)	$0.4	$(133.0)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2022	$—	$1.4	$0.1	$158.1	$(233.9)	$0.2	$(74.1)
Net income for the three months ended March 31, 2023	—	—	—	—	7.2	—	7.2
Issuance of common stock	—	0.1	—	23.1	—	—	23.2
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance at March 31, 2023	$—	$1.5	$0.1	$180.5	$(226.7)	$0.1	$(44.5)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of March 31, 2023, and for the three months ended March 31, 2023, and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Balance Sheet as of December 31, 2022, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three months ended March 31, 2023 and 2022, are insignificant.

Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1 to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There has not been a material change to the Company’s accounting policies since that report.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended March 31,
	2023	2022
United States	$58.7	$12.6
Foreign	0.1	5.1
Revenue - SWU and uranium	$58.8	$17.7

Refer to Note 12, Segment Information, for disaggregation of revenue by segment. SWU sales are made primarily to electric utility customers and uranium sales are made primarily to other nuclear fuel related companies. Technical Solutions revenue resulted primarily from services provided to the U.S. government and its contractors. SWU and uranium revenue is recognized at a point in time and Technical Solutions revenue is generally recognized over time.

Accounts Receivable

	March 31, 2023	December 31, 2022
	($ millions)
Accounts receivable:
Billed	$25.7	$29.0
Unbilled *	7.2	9.1
Other **	1.2	—
Accounts receivable	$34.1	$38.1

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

**Other receivables relates to proceeds from the Company’s ATM issuances received after March 31, 2023. See Note 10, Stockholder’s Equity.

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	March 31, 2023	December 31, 2022	Year-To-Date Change
Accrued loss on HALEU Operation Contract:
Current - Accounts payable and accrued liabilities	$14.5	$20.0	$(5.5)
Deferred revenue - current	$258.5	$258.4	$0.1
Advances from customers - current	$14.8	$14.8	$—
Advances from customers - noncurrent	$46.2	$46.2	$—

Previously deferred sales recognized in revenue totaled $0 and $0.3 million in the three months ended March 31, 2023 and 2022, respectively.

LEU Segment

The SWU component of LEU typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium sales generally are shorter-term, fixed-commitment contracts. The Company’s sales under contract in the Order Book extend to 2029. As of March 31, 2023 and December 31, 2022, the Order Book was approximately $1.0 billion. The Order Book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $320 million and $319 million of Deferred Revenue and Advances from Customers at March 31, 2023 and December 31, 2022, respectively.

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

In 2019, the Company entered into a cost-share contract with the DOE, the HALEU Demonstration Contract, to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE modified the contract several times to increase the total contract funding to $173.0 million and to extend the period of performance to November 30, 2022. The impact to Cost of Sales in the three months ended March 31, 2023 and 2022, is $0 and $0.5 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of March 31, 2023, a total of $19.6 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities as of March 31, 2023 and December 31, 2022 is $0. The Company has received aggregate cash payments under the HALEU Demonstration Contract of $171.1 million through March 31, 2023.

In 2022, DOE elected to move the operational portion of the demonstration to a subsequent, competitively-awarded contract that will allow for a much longer period of operation than would have been possible under the original contract. On November 10, 2022, after a competitive solicitation, the DOE awarded the HALEU Operation Contract to the Company with work beginning December 1, 2022. The base contract value is approximately $150 million in two phases through 2024. Phase 1 includes an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by December 31, 2023.

Phase 2 of the contract includes continued operations and maintenance, and production for a full year at an annual production rate of 900 kilograms of HALEU UF6, by no later than December 31, 2024. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations.

The impact to Cost of Sales in the three months ended March 31, 2023 is $5.5 million for previously accrued contract losses attributable to work performed in the period. As of March 31, 2023, a total of $6.8 million of previously accrued contract losses has been realized. At March 31, 2023 and December 31, 2022, the remaining accrued contract loss balance of $14.5 million and $20.0 million, respectively, are included in Accounts Payable and Accrued Liabilities. The HALEU Operation Contract is funded incrementally and the DOE currently is obligated for costs up to approximately $33.0 million of the $120.1 million estimated transaction price for Phases 1 and 2. The Company has received aggregate cash payments under the HALEU Operation Contract of $4.1 million through March 31, 2023.

The Company currently does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table reconciles the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$188.8	$179.9
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	32.3	32.3
Total cash, cash equivalents and restricted cash	$221.3	$212.4

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	March 31, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$29.8	$—	$29.8
Workers Compensation	—	2.4	—	2.4
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$32.3	$0.2	$32.3

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by Centrus. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance. In March, May, and October 2022, the Company entered into three inventory loans that required a cash deposit into an escrow fund. See Note 4, Inventories.

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

	March 31, 2023			December 31, 2022
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$25.9	$—	$25.9	$24.1	$—	$24.1
Uranium	183.5	17.2	166.3	185.1	60.8	124.3
Total	$209.4	$17.2	$192.2	$209.2	$60.8	$148.4

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or net realizable value.

The Company also may borrow SWU or uranium from customers or suppliers, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March 2023, the Company borrowed UF6 which was recorded to inventory at a value of $22.5 million. The inventory value was recorded based on the estimated fair market value of the inventory on the date of borrowing. In March 2023, the Company performed a revaluation of the Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. This revaluation was recorded to Cost of Sales and resulted in an increase of $2.1 million to the related liability. At March 31, 2023, the total liability of borrowed inventory was $83.2 million, of which $73.3 million was recorded in Long-Term Inventory Loans and $9.9 million was recorded in Accounts Payable and Accrued Liabilities. At December 31, 2022, the total liability of borrowed inventory was $58.6 million, of which $48.7 million was recorded in Long-Term Inventory Loans and $9.9 million was recorded in Accounts Payable and Accrued Liabilities.

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

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$39.9	$14.7	$54.6	$39.9	$14.7
Customer relationships	68.9	39.0	29.9	68.9	37.9	31.0
Total	$123.5	$78.9	$44.6	$123.5	$77.8	$45.7

6. DEBT

A summary of debt is as follows (in millions):

		March 31, 2023		December 31, 2022
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	18.3	6.1	21.4
Total		$6.1	$92.6	$6.1	$95.7

Interest on the Company’s 8.25% Notes maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of March 31, 2023 and December 31, 2022, $6.1 million of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets. Additional terms and conditions of the 8.25% Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$188.8	$—	$—	$188.8	$179.9	$—	$—	$179.9
Deferred compensation asset (a)	2.7	—	—	2.7	2.4	—	—	2.4

Liabilities:
Deferred compensation obligation (a)	$2.7	$—	$—	$2.7	$2.4	$—	$—	$2.4

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

Other Financial Instruments

As of March 31, 2023, and December 31, 2022, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	March 31, 2023			December 31, 2022
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$98.7	(b)	$69.6	$101.8	(b)	$68.8
(a) Based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Service costs	$0.7	$0.7
Interest costs	7.0	4.8
Amortization of prior service costs (credits), net	(0.1)	—
Expected return on plan assets (gains)	(7.7)	(8.9)
Net periodic benefit (credits)	$(0.1)	$(3.4)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Interest costs	$1.2	$0.9
Net periodic benefit costs	$1.2	$0.9

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Loss (Income).

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income (loss) per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards and the warrant. No dilutive effect is recognized in a period in which a net loss has occurred.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share are as follows:

	Three Months Ended March 31,
	2023	2022
Numerator (in millions):
Net income (loss)	$7.2	$(0.4)

Denominator (in thousands):
Average common shares outstanding - basic	14,841	14,547
Potentially dilutive shares related to stock options, restricted stock units, and warrant (a)	400	—
Average common shares outstanding - diluted	15,241	14,547

Net income (loss) per share (in dollars):
Basic	$0.49	$(0.03)
Diluted	$0.47	$(0.03)

(a) Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	1	370

10. STOCKHOLDERS’ EQUITY

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold, through its ATM offering at the market price, an aggregate of 722,568 shares of its Class A Common Stock in the three months ended March 31, 2023, for a total of $24.4 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $23.4 million. Additionally, the Company recorded direct costs of $0.2 million related to the issuance. Of the total proceeds, $1.2 million is included in Accounts Receivable at March 31, 2023. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities. There were no sales of Class A Common Stock through the ATM offering in the three months ended March 31, 2022.

Awards under Executive Incentive Plan

Notional stock units are a component of the 2019 Executive Incentive Plan for participating executives for the three-year period ending December 31, 2021. The plan payouts were settled in Class A Common Stock in April 2021 and March 2022. In April 2020, notional stock units and SARs were granted to participating executives with a vesting period ending in April 2023.

These awards were initially determined to be likely settled in cash, and compensation cost for the notional stock units and SARs were re-measured each reporting period based on the trading price of the Company’s Class A Common Stock and the cumulative vested costs were accrued in Accounts Payable and Accrued Liabilities or Other Long-Term Liabilities. In February 2022, the Compensation, Nominating and Governance Committee of the Board determined that remaining notional stock units granted in 2019 and 2020 would be paid in shares of the Company’s Class A Common Stock. The related obligation of $10.6 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2022 based on the market share price at the time of the Board’s decision. In the first quarter of 2022, the Company withheld $1.9 million of shares that vested during the period for the purpose of funding the grantees’ tax withholding obligations under the terms of the stock-based compensation plan.

In March 2022, restricted stock was granted to participating executives with a vesting period ending in March 2025. In March 2023, restricted stock was granted to participating executives with a vesting period ending in March 2026. The March 2022 and 2023 awards are payable in shares of the Company’s Class A Common Stock subject to achieving a threshold level of cumulative net income over the vesting period. The grant-date fair value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

The plan payouts for the 2020-2022 performance period were settled in Class A Common Stock in March and April 2023. In the first quarter of 2023, the Company withheld $1.9 million of shares that vested during the period for the purpose of funding the grantees’ tax withholding obligations under the terms of the stock-based compensation plan.

11. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

The Russian government-owned entity TENEX is a major supplier of SWU to the Company. Under the 2011 TENEX Supply Contract, the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX is subject to quotas under the RSA and U.S. legislation adopted in 2020 and to other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to perform under the TENEX Supply Contract is vulnerable to (i) sanctions or restrictions that might be imposed by Russia, the United States, or other countries as a result of the war in Ukraine, or otherwise, (ii) customers and other parties who may object to receiving or handling Russian LEU or SWU, or (iii) suppliers and service providers seeking to limit their involvement with business related to Russia.

The TENEX Supply Contract originally was signed with commitments through 2022, but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2022. As a result of exercising this right to reschedule, the Company has purchase commitments that could extend through 2028.

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

Russian Suspension Agreement

Beginning in September 2022, the DOC and the ITC, respectively, initiated two “sunset” reviews of the RSA that will determine if the RSA should be maintained. These “sunset” reviews are required to be conducted every five years. This is the fifth round of “sunset” reviews of the RSA. In April 2023, the DOC published a notice that this round of reviews concluded with determinations to keep the RSA in effect.

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor USEC Inc. and DOE signed the 2002 DOE-USEC Agreement dated June 17, 2002, pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology. The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the American Centrifuge Plant milestones under the 2002 DOE-USEC Agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. In 2014, the 2002 DOE-USEC Agreement and other agreements between the Company and DOE were assumed by Centrus subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Legal Matters

From time to time, the Company is involved in various pending legal proceedings, including the pending legal proceedings described below.

In 1993, USEC-Government entered into a lease for the Paducah and Portsmouth GDPs with the DOE. As part of that lease, DOE and USEC-Government also entered into a Power MOU regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became Enrichment Corp., now a principal subsidiary of the Company. Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp., and Enrichment Corp. was given the right to purchase power from DOE. The Paducah GDP was shut down in 2013 and deleased by Enrichment Corp. in 2014. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to undergo D&D. According to DOE, the power purchase agreement with Electric Energy Inc. requires DOE to pay for a portion of the D&D costs of the Joppa power plant, and DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. The Company is assessing DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. The Company has not formed an opinion on the merits of DOE’s claim nor is it able to estimate its potential liability, if any, for such claim and no expense or liability has been accrued.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP in Piketon, Ohio (including, in the case of the Company, the American Centrifuge Plant site located on premises currently leased from DOE) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. Since its initial filing, the complaint has been amended four times, the latest of which was filed on March 18, 2021. Likewise, based on motions brought by the Company, Enrichment Corp. and the other DOE contractors, the court has dismissed ten of the fifteen claims and dismissed claims brought on behalf of the minor children. As such, the case continues in the discovery stage of litigation. The Company and Enrichment Corp. believe that its operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 8, 2022, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Brad Allen Lykins, as administrator of the estate of Braden Aaron Lee Lykins in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Lykins Complaint”). In March 2021, Brayden Lykins, who was thirteen years old, passed away from leukemia. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Lykins’ death and seeks monetary damages. On August 30, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the Lykins Compliant. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On March 8, 2023, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Christian C. Rose in the U.S. District in the Southern District of Ohio, Eastern Division (“Rose Complaint”). The Rose Complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing injuries and death and seeks monetary damages. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended March 31,
	2023	2022
Revenue
LEU segment:
Separative work units	$58.8	$12.8
Uranium	—	4.9
Total	58.8	17.7
Technical Solutions segment	8.1	17.6
Total revenue	$66.9	$35.3

Segment Gross Profit (Loss)
LEU segment	$23.9	$2.9
Technical Solutions segment	(0.9)	3.4
Gross profit	$23.0	$6.3

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended March 31, 2023, two customers in the LEU segment individually represented $41.6 million and $8.4 million of revenue and one customer in the Technical Solutions segment individually represented $8.0 million of revenue.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social, and market uncertainty created by, among other things, the war in Ukraine. See “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Centrus, a Delaware corporation (“Centrus,” the “Company”, “we” or “us”), is a trusted supplier of nuclear fuel components and services for the nuclear power industry, which provides a reliable source of carbon free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context indicates otherwise.

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

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a slow and steady rise, reaching $56 per SWU by December 31, 2021. In 2022, spot prices increased substantially, reaching $110 per SWU by December 31, 2022. In 2023, spot prices continue to increase, reaching $130 on March 31, 2023. This represents an increase of 18% since the beginning of the year and 282% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven by uncertainty created as a result of Russia’s invasion of Ukraine, coupled with growing interest in nuclear power as a source of secure and carbon-free energy.

When Russian supply is included, the uranium enrichment segment of the global nuclear fuel market is oversupplied, but without Russian supply, the global market for uranium enrichment would be undersupplied. Changes in the supply-demand balance and in the competitive landscape arising from the war in Ukraine may continue to affect pricing trends, change customer spending patterns, and create uncertainty in the uranium market. At the same time, there remains uncertainty about future demand for nuclear power generation. To address these changes and uncertainties, we will continue to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Under the HALEU Demonstration Contract, Centrus constructed a cascade of sixteen AC100M centrifuges in Piketon, Ohio, for the DOE to demonstrate HALEU production. The Company’s goal is to complete the demonstration and scale up production of HALEU, to meet the needs of new and existing reactors as well as national security and other U.S. government requirements for enriched uranium.

The HALEU Demonstration Contract was originally set to expire on June 1, 2022. However, the DOE extended the Contract to November 30, 2022 with closeout activities to be completed later this year. Due to challenges DOE experienced in providing withdrawal cylinders as government furnished equipment, the DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the demonstration to a new, competitively-awarded contract that would provide for operations beyond the term of the HALEU Demonstration Contract. DOE incrementally funded the HALEU Demonstration Contract with total funding to date of $173.0 million.

On November 10, 2022, after a competitive solicitation, the DOE awarded the HALEU Operation Contract to the Company with work beginning December 1, 2022. The base contract value is approximately $150 million in two phases through 2024. Phase 1 includes an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by December 31, 2023.

Phase 2 of the contract includes continued operations and maintenance, and production for a full year at an annual production rate of 900 kilograms of HALEU UF6, by no later than December 31, 2024. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract. At this time, work is progressing on-schedule and on-budget for production of the initial 20 kilograms of HALEU UF6. DOE is funding the contract incrementally with total funding to date of $33.0 million.

On February 9, 2023, the Company announced that construction and initial testing of the cascade and most of the support systems was complete. Before HALEU production can begin, the Company needs to finish construction of the remaining support systems, including a fissile materials storage area, to allow HALEU produced for the DOE to be stored onsite, and complete final operational readiness reviews with the NRC to obtain approval for production to begin. The operational readiness reviews are required under the Company’s NRC license, which was successfully amended in 2021 to allow for HALEU production and made the Piketon site the only NRC-licensed HALEU production facility in the United States.

The DOE is contemplating additional contracts to ensure availability of HALEU for the ARDP and for the advanced reactor market, in general, and received a $700 million appropriation from the Inflation Reduction Act as a down payment on establishing a domestic supply chain for HALEU. Centrus believes it is well positioned to compete for any follow-on contract(s) to expand HALEU production capability at the Piketon site.

The war in Ukraine has contributed to a significant increase in market prices for enrichment and prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production but also for LEU production to support the existing fleet of reactors. As a result, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding and/or off-take commitments.

We believe our investments in our enrichment technology and the HALEU demonstration will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels, and also offers potential cost synergies for a return to LEU production. At present, there are a number of advanced reactors under development that would use HALEU fuel. For example, of the ten advanced reactor designs selected by the DOE for its ARDP, nine will require HALEU. In addition, the first non-light water reactor to have begun active NRC-license review requires HALEU. In June 2022, the U.S. Department of Defense awarded a contract to construct a prototype HALEU-fueled mobile microreactor by 2024 as part of a program called “Project Pele”. The U.S. Air Force also announced plans to deploy a microreactor at Eielson Air Force Base in Alaska. While the use of HALEU is not an express requirement of the Air Force program, the vast majority of microreactor designs are expected to need HALEU. In addition, the Defense Advanced Research Projects Agency is funding an effort called Demonstration Rocket for Agile Cislunar Operations, which aims to demonstrate a HALEU-fueled nuclear thermal propulsion system that could eventually support missions to the moon and Mars.
We are also actively considering and expect to consider potential strategic transactions from time to time, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies or changes to our capital structure. For further discussion, refer to Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.

Market Conditions and Outlook

The global nuclear industry outlook has begun to improve after many years of decline or stagnation. The development of advanced small and large-scale reactors, innovative advanced fuel types, and the commitment of nations to begin deploying nuclear power or to increase the share of nuclear power in their nations has created optimism in the market. Part of the momentum has resulted from efforts to lower greenhouse gas emissions to combat climate change and improve health and safety.

According to the WNA, as of March 2023, there were over 50 reactors under construction worldwide, about a third of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low cost natural gas resources in recent years, although natural gas prices in the U.S. electricity sector tripled between 2020 and 2022 according to data from US EIA. Twelve U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, two large reactors are currently under construction, and the DOE recently released a report outlining a pathway to deployment of approximately 200 gigawatts of additional capacity by 2050 which would triple the nuclear energy capacity in the United States.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2022 World Energy Outlook, nuclear generation is forecasted to grow by 25 percent by 2030 and 46 percent by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow by 46 percent by 2030 and more than double by 2040. Notably, these estimates of the global growth of nuclear generation represent a significant increase from the IEA’s 2021 World Energy Outlook, reflecting improving expectations for the future prospects of nuclear energy.

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

In October 2020, the DOC reached an agreement with the Russian Federation on an extension of the RSA, a trade agreement that allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to perform under our TENEX Supply Contract. This outcome allowed for sufficient quota for Centrus to continue serving its utility customers and support its investments in building new capacity.

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations and/or individuals. While sanctions imposed to date do not preclude the import of Russian uranium products into the United States, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, or implement the TENEX Supply Contract, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian Persons to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport to the United States, the LEU that we procure under the TENEX Supply Contract. A Canadian permit issued to our shipper and was recently extended to July 2024, but for so long as the sanctions remain in place, the shipper will require further extensions for us to continue use the shipper for imports of this LEU beyond 2024.

In response to the war in Ukraine, there have been proposals in the U.S. Congress and elsewhere to ban imports of uranium products that could affect our ability to import LEU in one or more years under the TENEX Supply Contract, but none of these have been adopted as of the date of this filing.

The expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services including transportation have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. Accordingly, we continue to monitor the situation closely and assess the potential impact of any new sanctions and how the impact on the Company might be mitigated.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our Order Book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2023-2027.

Given the current uncertainty and disruption in the market, due to among other things, the war in Ukraine, we are no longer providing guidance on our results of operations for 2023. Please see Forward Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Our Order Book in the LEU segment extends to 2029. As of March 31, 2023 and December 31, 2022, our Order Book was approximately $1.0 billion. The Order Book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $0.3 billion of deferred revenue and advances from customers as of March 31, 2023, whereby customers have made advance payments to be applied against future deliveries. No orders in our Order Book are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions in response to the evolving situation regarding the war in Ukraine.

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
•The potential for sanctions and other measures affecting sales or purchases of SWU or uranium or goods or services required for the sale, purchase or delivery of such SWU or uranium;
•The availability and terms of additional purchases or sales of SWU and uranium;
•Conditions in the LEU and energy markets, including pricing, demand, operations, government restrictions on imports, exports or investments, and regulations of our business and activities and those of our customers, suppliers, contractors, and subcontractors;
•Timing of customer orders, related deliveries, and purchases of LEU or LEU components;
•Costs, future funding and demand for HALEU;
•Financial market conditions and other factors that may affect pension and benefit liabilities and the value of related assets;
•The outcome of legal proceedings and other contingencies;
•Potential use of cash for strategic or financial initiatives;
•Actions taken by customers and suppliers, including actions that might affect existing contracts; and
•Market, international trade, and other conditions impacting Centrus’ customers and the industry.
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue

We have two reportable segments: the LEU segment and the Technical Solutions segment.
Revenue from our LEU segment is derived primarily from the following:
•sales of the SWU component of LEU,
•sales of natural uranium, and
•sales of enriched uranium product that include both the natural uranium and SWU components of LEU.

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company. This includes the HALEU Operation Contract and other contracts with public and private sector customers.

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 88% of our total revenue for the three months ended March 31, 2023. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 45% of revenue from our LEU segment since 2021. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium component of LEU to utilities or where we sell natural uranium to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the three months ended March 31, 2023 averaged approximately $5.8 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the Consolidated Financial Statements for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and natural uranium. Market prices for SWU and uranium significantly declined from 2011 until mid-2018, when they began to trend upward. More recently, market uncertainty in the wake of the Russian invasion of Ukraine has driven SWU and uranium prices sharply higher. Since our sales Order Book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags published price indicators by several years. While some sales reflect the low prices prevalent in recent years, certain older contracts included in our sales Order Book have prices that are significantly above current market prices.

Recent proposals to severely limit or cut off supply of LEU from Russia have drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 46% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private and/or government sources to come on line.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for UF6, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

200
175
150
125
100
75
50
25
$/Unit
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Mar-23
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. On occasion, we will accept payment in euros for sales that may be subject to exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, nominally commencing in 2023, with prices payable in a combination of U.S. dollars and euros, but with a contract-defined exchange rate.

On occasion, we will accept payment for SWU in the form of natural uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the natural uranium at contract inception, or as the quantity of natural uranium is finalized, if variable.

Cost of sales for SWU and natural uranium is based on the amount of SWU and natural uranium sold and delivered during the period and unit inventory costs. Unit inventory costs are determined using the average cost method. Changes in purchase costs have an effect on inventory costs and cost of sales. Cost of sales includes costs for inventory management at off-site licensed locations and also includes certain legacy costs related to former employees of the Portsmouth GDP and Paducah GDP.

Technical Solutions

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing, and operations services being performed under the HALEU Operation Contract. With our government and private sector customers, we seek to leverage our domestic enrichment technology and experience, engineering know-how, and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio.

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$58.8	$12.8	$46.0	359%
Uranium revenue	—	4.9	(4.9)	(100)%
Total	58.8	17.7	41.1	232%
Cost of sales	34.9	14.8	20.1	136%
Gross profit	$23.9	$2.9	$21.0	724%

Technical Solutions segment
Revenue	$8.1	$17.6	$(9.5)	(54)%
Cost of sales	9.0	14.2	(5.2)	(37)%
Gross profit (loss)	$(0.9)	$3.4	$(4.3)	(126)%

Total
Revenue	$66.9	$35.3	$31.6	90%
Cost of sales	43.9	29.0	14.9	51%
Gross profit	$23.0	$6.3	$16.7	265%

Revenue

Revenue from the LEU segment was $58.8 million and $17.7 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $41.1 million (or 232%). The increase is primarily due to a 206% increase in the volume of SWU sold and a 53% increase in the average price of SWU sold.

Revenue from the Technical Solutions segment was $8.1 million and $17.6 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $9.5 million (or 54%). The decrease was primarily related to a $11.6 million decrease in revenue generated by the HALEU Demonstration Contract, as well as a $5.6 million decrease across other contracts, partially offset by $7.7 million in revenue generated by the HALEU Operation Contract.

Cost of Sales

Cost of sales for the LEU segment was $34.9 million and $14.8 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $20.1 million (or 136%). The increase is primarily due to a 206% increase in the volume of SWU sold.

Cost of sales for the Technical Solutions segment was $9.0 million and $14.2 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $5.2 million (or 37%). The decrease of $5.2 million for the three months ended March 31, 2023, is related to a reduction in costs of approximately $7.3 million associated with the HALEU Demonstration Contract and $6.1 million associated with other contracts, partially offset by $8.2 million of costs incurred for the HALEU Operation Contract. For details on HALEU Demonstration Contract and HALEU Operation Contract accounting, refer to “Technical Solutions Segment” above.

Gross Profit

Gross profit for the LEU segment was $23.9 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $21.0 million (or 724%). The $21.0 million increase in gross profit for the three months ended March 31, 2023 was due primarily to an increase in the average profit margin per SWU and an increase in SWU sales volume.

Gross profit/(loss) for the Technical Solutions segment was ($0.9) million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $4.3 million (or 126%). The gross profit change was attributable to the wind down of the HALEU Demonstration Contract.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Gross profit	$23.0	$6.3	$16.7	265%
Advanced technology costs	3.4	1.1	2.3	209%
Selling, general and administrative	10.3	7.5	2.8	37%
Amortization of intangible assets	1.1	1.1	—	—%
Special charges for workforce reductions	(0.1)	—	(0.1)	n/a
Operating income (loss)	8.3	(3.4)	11.7	344%
Nonoperating components of net periodic benefit loss (income)	0.3	(3.3)	3.6	109%
Interest expense	0.3	—	0.3	n/a
Investment income	(1.9)	—	(1.9)	n/a
Income (loss) before income taxes	9.6	(0.1)	9.7	9,700%
Income tax expense	2.4	0.3	2.1	700%
Net income (loss)	$7.2	$(0.4)	$7.6	1,900%

Advanced Technology Costs

Advanced technology costs were $3.4 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $2.3 million (or 209%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Selling, General and Administrative

Selling, general and administrative costs were $10.3 million and $7.5 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $2.8 million (or 37%). This increase was due primarily to an increase in employee-related expenses, including equity related compensation.

Nonoperating Components of Net Periodic Benefit Expense (Income)

Nonoperating components of net periodic benefit expense (income) were $0.3 million and ($3.3) million for the three months ended March 31, 2023 and 2022, respectively, a decrease of $3.6 million (or 109%). Nonoperating components of net periodic benefit expense (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $2.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $2.1 million (or 700%). Income tax expense in all periods resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022. Based on Centrus’ analysis, there was no change to the tax valuation allowance during the three months ended March 31, 2023.

Net Income (Loss)

Net income/(loss) was $7.2 million and ($0.4) million for the three months ended March 31, 2023 and 2022, respectively, an increase of $7.6 million (or 1,900%). The $7.6 million increase in net income for the three months ended March 31, 2023 was primarily attributable to a $21.0 million increase in gross profit from the LEU segment, partially offset by a $4.3 million decrease in gross profit from the Technical Solutions segment.

Liquidity and Capital Resources

As of March 31, 2023, the Company had a consolidated cash and cash equivalents balance of $188.8 million. In addition, there was $29.8 million of restricted cash related to three inventory loans, which required a cash deposit into an escrow fund. See Note 3, Cash, Cash Equivalents, Restricted Cash of the Consolidated Financial Statements. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, and other conditions, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

The Company believes its sales Order Book in our LEU segment is a source of stability for our liquidity position. Subject to market conditions, we see the potential for growing uncommitted demand for LEU during the next few years with accelerated open demand in 2025 and beyond.

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

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors to come to the market. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

If funding by the U.S. Government of gas centrifuge technology is reduced or discontinued, or we are not awarded a future DOE contract to continue to operate the cascade, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

Capital expenditures of approximately $1.0 million are anticipated over the next 12 months.

We are also actively considering and expect to consider potential strategic transactions from time to time, which at any given time may be in various stages of discussion diligence, or negotiation. These could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies or changes to our capital structure. In connection with any such transaction, we would seek to satisfy these needs through a combination of working capital, cash generated from operations or additional debt or equity financing.

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(9.7)	$(12.6)
Cash used in investing activities	(0.3)	(0.1)
Cash provided by (used in) financing activities	18.9	(3.2)
Increase (decrease) in cash, cash equivalents and restricted cash	$8.9	$(15.9)

Operating Activities

For the three months ended March 31, 2023, net cash used in operating activities was $9.7 million. The net decrease was primarily due to $89.1 million of disbursements for operations, of which $59.4 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements including corporate administration, benefits claims, and advance technology costs. These cash outflows were partially offset by $74.8 million in cash collected from customers.

For the three months ended March 31, 2022, net cash used in operating activities was $12.6 million. The net decrease is due in large part to the decrease in payables under SWU purchase agreements of $28.3 million and a decrease in pension and postretirement benefit liabilities of $5.1 million, which was partially offset by a $16.6 million decrease in accounts receivable.

Investing Activities

Capital expenditures were $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

Financing Activities

For the three months ended March 31, 2023, cash of $22.0 million was provided from the net proceeds related to the issuance of 722,568 shares of Class A Common Stock under an ATM offering. For both the three months ended March 31, 2023 and 2022, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$188.8	$179.9
Accounts receivable	34.1	38.1
Inventories, net	192.2	148.4
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(137.6)	(137.5)
Other current assets and liabilities, net	(79.0)	(84.9)
Working capital	$192.4	$137.9

We are managing our working capital to seek to improve the long-term value of our LEU and Technical Solutions businesses and are planning to continue funding the Company’s qualified pension plans because we believe these uses of working capital are in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position, and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of our 8.25% Notes. We continually evaluate alternatives to manage our capital structure, and may opportunistically repurchase, exchange, or redeem Company securities.

Common Stock Issuance

The Company sold an aggregate of 722,568 shares of its Class A Common Stock at the market price for a total of $24.4 million in the three months ended March 31, 2023. After expenses and commissions paid to the agents, the Company’s proceeds totaled $23.4 million. Additionally, the Company recorded direct costs of $0.2 million related to the issuance. Of the total proceeds, $1.2 million is included in Accounts Receivable at March 31, 2023. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. At present, the Company has $1.7 million remaining available for sale under the shelf registration statement, and may sell additional shares through the ATM offering. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities.

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027. Additional terms and conditions of the 8.25% Notes are described in Note 6, Debt, of the Consolidated Financial Statements and Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Contractual Commitments

There have been no material changes to our contractual commitments from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by us using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. There is currently no commercial enrichment facility producing LEU using DOE centrifuge technology. We are continuing to advance our U.S. centrifuge technology that has evolved from DOE inventions at specialized facilities in Oak Ridge with a view to deploying a commercial enrichment facility over the long term once market conditions recover.

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at March 31, 2023.

Critical Accounting Policies Estimates

There have been no significant changes to the critical accounting estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

As of March 31, 2023, the end of the period covered by this Quarterly Report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6. Exhibits

Exhibit No.	Description
10.1	Modification 30 to Agreement, dated March 2, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.2	Modification 2 to Agreement, dated March 21, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.3	Modification 31 to Agreement, dated April 2, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.4	Modification 3 to Agreement, dated April 3, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed in interactive data file (XBRL) format.

(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

May 9, 2023	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)