Form 10-Q
period 2023-06-30
CENTRUS ENERGY CORP
filed 2023-08-04
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
    Yes ☐     No ☒
As of August 1, 2023, there were 14,806,438 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation
Oak Ridge	Technology and Manufacturing Center in Oak Ridge, Tennessee
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky formerly operated by Enrichment Corp.
Piketon	Centrifuge production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to July 28, 1998, when it was a wholly-owned government corporation

Other Terms and Abbreviations
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
8.25% Notes	8.25% Notes maturing February 2027
Annual Meeting	The Company’s annual meeting of shareholders
ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At-the-Market
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share
Common Stock	Class A Common Stock and Class B Common Stock
D&D	Decontamination & Decommissioning
DOC	U.S Department of Commerce
DOE	U.S. Department of Energy
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Agreement	Exchange Agreement entered into by the Company and Kulayba LLC, dated February 2, 2021
GAAP	Generally Accepted Accounting Principles in the United States
HALEU	High Assay Low-Enriched Uranium
HALEU Demonstration Contract	Three-year, $115 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO, and concluded in November 2022
HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IEA	International Energy Agency
IRC	Internal Revenue Code of 1986
IT	Information Technology
ITC	U.S. International Trade Commission
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
MB Group	Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc.
Natural Uranium Hexafluoride	UF6 component of LEU; Unenriched uranium hexafluoride used as feed material to produce HALEU
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NUBIL	Net unrealized built-in loss

Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with Orano in 2018
Order Book	LEU Segment order book of sales under contract
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
Rights Agreement	Section 382 Rights Agreement, dated as of April 6, 2016, by and among the Company and Computershare Trust Company, N.A. and Computershare Inc., as rights agent
RSA	1992 Russian Suspension Agreement, as amended
SARs	Stock appreciation rights
SEC	U.S. Securities & Exchange Commission
SWU	Separative work unit
Technical Solutions	The Centrus Energy Corp. business segment which offers technical, manufacturing, engineering, procurement, construction, and operations services to public and private sector customers, e.g. ACO
TENEX	Russian government-owned entity TENEX, Joint-Stock Company
TENEX Supply Contract	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with TENEX in 2011
TRISO	Tri-Structural Isotopic fuel
U235	Uranium-235 isotope
UF6	Uranium hexafluoride
Voting Agreement Amendment	The Company’s amendment to its existing Voting and Nomination Agreement with the MB Group
Voting Rights Agreement	The Company’s agreement with the MB Group entered into in December 2022
Warrant	Warrant to purchase common stock of Centrus Energy Corp., held by Kulayba LLC and dated February 2, 2021
New Warrant	Amended Warrant to extend the terms of the Warrant held by Kulayba LLC
WNA	World Nuclear Association

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

Risks related to the war in Ukraine factors primarily include:
•risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures by (i) the U.S. or foreign governments, (ii) organizations (including the United Nations, the EU or other international organizations), or (iii) entities (including private entities or persons), that could directly or indirectly impact our ability to obtain, deliver or sell LEU or the SWU and natural uranium hexafluoride components of LEU under the TENEX Supply Contract or make related payments or deliveries of natural uranium; and
•risks related to the refusal of TENEX to deliver LEU to us if, among other reasons, TENEX is unable to receive payments, or to receive the return of natural uranium hexafluoride, as a result of any government, international or corporate actions or directions or other reasons.

Risks related to economic and industry factors primarily include:
•risks related to whether or when government funding or demand for HALEU for government or commercial uses will materialize and at what level;
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
•risks related to our dependence on others, such as TENEX, under the TENEX Supply Contract, Orano under the Orano Supply Agreement and other suppliers (including, but not limited to, transporters) who provide us the goods and services we need to conduct our business;

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
•risks related to existing or new trade barriers and to contract terms that limit our ability to procure LEU for, or deliver LEU, to customers;
•risks related to pricing trends and demand in the uranium and enrichment markets and their impact on our profitability;
•risks related to the movement and timing of customer orders;
•risks related to our reliance on third-party suppliers and service providers to provide essential products and services to us;
•risks related to the fact that we face significant competition from major LEU producers who may be less cost sensitive or are wholly or partially government owned;
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
•risks related to the government’s inability to satisfy its obligations under the HALEU Operation Contract; and
•risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Operation Contract, including the risk that costs that we must bear could be higher than expected.

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
•risks that a small number of holders of our Class A Common Stock (whose interests may not be aligned with other holders of our Class A Common Stock) may exert significant influence over the direction of the Company and may be motivated by interests that are not aligned with the Company’s other Class A stockholders;
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
•risks that we will be unable to obtain new business opportunities or achieve market acceptance of our products and services or that products or services provided by others will render our products or services obsolete or noncompetitive; and
•risks related to potential strategic transactions that could be difficult to implement, that could disrupt our business or that could change our business profile significantly.

Risks related to legal and compliance factors primarily include:
•risks related to the outcome of legal proceedings and other contingencies (including lawsuits and government investigations or audits);
•risks related to the impact of government regulation and policies, including by the DOE and the NRC;
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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$212.5	$179.9
Accounts receivable	9.0	38.1
Inventories	288.6	209.2
Deferred costs associated with deferred revenue	137.0	135.7
Other current assets	9.0	24.2
Total current assets	656.1	587.1
Property, plant and equipment, net of accumulated depreciation of $3.9 million as of June 30, 2023 and $3.6 million as of December 31, 2022	5.7	5.5
Deposits for financial assurance	32.3	32.3
Intangible assets, net	42.9	45.7
Deferred tax assets	21.5	26.8
Other long-term assets	3.5	8.1
Total assets	$762.0	$705.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$50.9	$65.5
Payables under inventory purchase agreements	33.8	43.6
Inventories owed to customers and suppliers	72.8	60.8
Deferred revenue and advances from customers	295.3	273.2
Current debt	6.1	6.1
Total current liabilities	458.9	449.2
Long-term debt	92.6	95.7
Postretirement health and life benefit obligations	83.8	84.5
Pension benefit liabilities	43.3	43.6
Advances from customers	32.8	46.2
Long-term inventory loans	74.1	48.7
Other long-term liabilities	9.0	11.7
Total liabilities	794.5	779.6
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 14,806,438 and 13,919,646 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1.5	1.4
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of June 30, 2023 and December 31, 2022	0.1	0.1
Excess of capital over par value	179.8	158.1
Accumulated deficit	(214.0)	(233.9)
Accumulated other comprehensive income	0.1	0.2
Total stockholders’ deficit	(32.5)	(74.1)
Total liabilities and stockholders’ deficit	$762.0	$705.5

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Separative work units	$48.1	$85.5	$106.9	$98.3
Uranium	39.5	—	39.5	4.9
Technical solutions	10.8	13.6	18.9	31.2
Total revenue	98.4	99.1	165.3	134.4
Cost of Sales:
Separative work units and uranium	60.8	26.1	95.7	40.9
Technical solutions	9.6	12.1	18.6	26.3
Total cost of sales	70.4	38.2	114.3	67.2
Gross profit	28.0	60.9	51.0	67.2
Advanced technology costs	4.1	3.5	7.5	4.6
Selling, general and administrative	7.8	8.3	18.1	15.8
Amortization of intangible assets	1.7	4.0	2.8	5.1
Special charges for workforce reductions	—	0.5	(0.1)	0.5
Operating income	14.4	44.6	22.7	41.2
Nonoperating components of net periodic benefit loss (income)	0.4	(3.4)	0.7	(6.7)
Interest expense	0.2	—	0.5	—
Investment income	(2.2)	(0.2)	(4.1)	(0.2)
Income before income taxes	16.0	48.2	25.6	48.1
Income tax expense	3.3	10.8	5.7	11.1
Net income and comprehensive income	$12.7	$37.4	$19.9	$37.0

Net income per share:
Basic	$0.84	$2.56	$1.33	$2.54
Diluted	$0.83	$2.51	$1.30	$2.48
Average number of common shares outstanding (in thousands):
Basic	15,161	14,587	15,002	14,567
Diluted	15,369	14,876	15,306	14,903

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2023	2022
OPERATING
Net income	$19.9	$37.0
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	3.2	5.4
Accrued loss on long-term contract	(11.3)	(0.5)
Deferred tax assets	5.3	10.6
Equity related compensation	1.6	1.4
Revaluation of inventory borrowing	2.9	5.5
Changes in operating assets and liabilities:
Accounts receivable	29.2	5.1
Inventories	(54.8)	(10.7)
Inventories owed to customers and suppliers	12.0	(8.1)
Other current assets	15.2	(15.1)
Accounts payable and other liabilities	(2.1)	(8.0)
Payables under inventory purchase agreements	(9.8)	(37.9)
Deferred revenue and advances from customers, net of deferred costs	5.3	(30.6)
Pension and postretirement benefit liabilities	(1.2)	(10.0)
Other, net	(0.2)	(0.3)
Cash provided by (used in) operating activities	15.2	(56.2)

INVESTING
Capital expenditures	(0.7)	(0.5)
Cash used in investing activities	(0.7)	(0.5)

FINANCING
Proceeds from the issuance of common stock, net	23.2	—
Exercise of stock options	—	0.2
Withholding of shares to fund grantee tax obligations under stock-based compensation plan	(1.9)	—
Payment of interest classified as debt	(3.1)	(3.1)
Other	(0.1)	(0.3)
Cash provided by (used in) financing activities	18.1	(3.2)

Increase (decrease) in cash, cash equivalents and restricted cash	32.6	(59.9)
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	212.4	196.8
Cash, cash equivalents and restricted cash, end of period (Note 3)	$245.0	$136.9

Non-cash activities:
Reclassification of stock-based compensation liability to equity	$—	$10.6
Adjustment of right to use lease assets from lease modification	$4.2	$—
Property, plant and equipment included in accounts payable and accrued liabilities	$—	$0.2
Equity issuance costs included in accounts payable and accrued liabilities	$0.1	$—
Shares withheld for employee taxes	$1.1	$1.9

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2021	$—	$1.4	$0.1	$140.7	$(284.6)	$0.5	$(141.9)
Net loss for the three months ended March 31, 2022	—	—	—	—	(0.4)	—	(0.4)
Options exercised	—	—	—	0.2	—	—	0.2
Reclassification of stock-based compensation liability to equity	—	—	—	10.6	—	—	10.6
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2022	$—	$1.4	$0.1	$150.1	$(285.0)	$0.4	$(133.0)

Net income for the three months ended June 30, 2022	—	—	—	—	37.4	—	37.4
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.8	—	—	0.8
Balance at June 30, 2022	$—	$1.4	$0.1	$150.9	$(247.6)	$0.3	$(94.9)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2022	$—	$1.4	$0.1	$158.1	$(233.9)	$0.2	$(74.1)
Net income for the three months ended March 31, 2023	—	—	—	—	7.2	—	7.2
Issuance of common stock	—	0.1	—	23.1	—	—	23.2
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance at March 31, 2023	$—	$1.5	$0.1	$180.5	$(226.7)	$0.1	$(44.5)

Net income for the three months ended June 30, 2023	—	—	—	—	12.7	—	12.7
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	0.4	—	—	0.4
Balance at June 30, 2023	$—	$1.5	$0.1	$179.8	$(214.0)	$0.1	$(32.5)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of June 30, 2023, and for the three and six months ended June 30, 2023, and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Balance Sheet as of December 31, 2022, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and six months ended June 30, 2023 and 2022, are insignificant.

Operating results for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$72.8	$7.3	$131.5	$19.9
Foreign	14.8	78.2	14.9	83.3
Revenue - SWU and uranium	$87.6	$85.5	$146.4	$103.2

Refer to Note 12, Segment Information, for disaggregation of revenue by segment. SWU sales are made primarily to electric utility customers and uranium sales are made primarily to other nuclear fuel related companies. Technical Solutions revenue resulted primarily from services provided to the U.S. government and its contractors. SWU and uranium revenue is recognized at a point in time and Technical Solutions revenue is generally recognized over time based on direct costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

Accounts Receivable

	June 30, 2023	December 31, 2022
	($ millions)
Accounts receivable:
Billed	$2.5	$29.0
Unbilled *	6.5	9.1
Accounts receivable	$9.0	$38.1

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	June 30, 2023	December 31, 2022	Year-To-Date Change
Accrued loss on HALEU Operation Contract:
Current - Accounts payable and accrued liabilities	$8.7	$20.0	$(11.3)
Deferred revenue - current	$265.1	$258.4	$6.7
Advances from customers - current	$30.2	$14.8	$15.4
Advances from customers - noncurrent	$32.8	$46.2	$(13.4)

Previously deferred sales recognized in revenue totaled $14.8 million and $59.7 million in the six months ended June 30, 2023 and 2022, respectively.

LEU Segment

The SWU component of LEU typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium hexafluoride and uranium concentrate sales generally are shorter-term, fixed-commitment contracts. The Company’s sales under contract in the Order Book extend to 2030. As of June 30, 2023 and December 31, 2022, the Order Book was approximately $1.0 billion. The Order Book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $328 million and $319 million of Deferred Revenue and Advances from Customers at June 30, 2023 and December 31, 2022, respectively.

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

In 2019, the Company entered into a cost-share contract with the DOE, the HALEU Demonstration Contract, to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE modified the contract several times to increase the total contract funding to $173.0 million and to extend the period of performance to November 30, 2022. The impact to Cost of Sales in the six months ended June 30, 2023 and 2022, is $0 and $0.5 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of June 30, 2023, a total of $19.6 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities as of June 30, 2023 and December 31, 2022 is $0. The Company has received aggregate cash payments under the HALEU Demonstration Contract of $171.1 million through June 30, 2023.

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

Phase 2 of the contract includes continued operations and maintenance, and production for a full year at an annual production rate of 900 kilograms of HALEU UF6, by no later than December 31, 2024. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations.

The impact to Cost of Sales in the three and six months ended June 30, 2023 is $5.8 million and $11.3 million, respectively, for previously accrued contract losses attributable to work performed in the period. As of June 30, 2023, a total of $12.6 million of previously accrued contract losses has been realized. At June 30, 2023 and December 31, 2022, the remaining accrued contract loss balance of $8.7 million and $20.0 million, respectively, is included in Accounts Payable and Accrued Liabilities. The HALEU Operation Contract is funded incrementally and the DOE currently is obligated for costs up to approximately $33.0 million of the $120.1 million estimated transaction price for Phases 1 and 2. The Company has received aggregate cash payments under the HALEU Operation Contract of $13.2 million through June 30, 2023.

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

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table reconciles the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$212.5	$179.9
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	32.3	32.3
Total cash, cash equivalents and restricted cash	$245.0	$212.4

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	June 30, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$29.8	$—	$29.8
Workers Compensation	—	2.4	—	2.4
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$32.3	$0.2	$32.3

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

4. INVENTORIES

Centrus holds uranium at licensed locations (e.g., fabricators) in the form of natural uranium hexafluoride and as the uranium component of LEU in transit to meet book transfer requests by customers and suppliers. Centrus also holds SWU as the SWU component of LEU at licensed locations or in transit to meet book transfer requests by customers and suppliers. Fabricators process LEU into fuel for use in nuclear reactors. Components of inventories are as follows (in millions):

	June 30, 2023			December 31, 2022
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$19.9	$—	$19.9	$24.1	$—	$24.1
Uranium	268.7	72.8	195.9	185.1	60.8	124.3
Total	$288.6	$72.8	$215.8	$209.2	$60.8	$148.4

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or net realizable value.

The Company also may borrow SWU or uranium from customers or suppliers, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March 2023, the Company borrowed UF6 which was recorded to inventory at a value of $22.5 million. The inventory value was recorded based on the estimated fair market value of the inventory on the date of borrowing. In June 2023 and 2022, the Company performed a revaluation of the Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $0.8 million and $2.9 million, for the three and six months ended June 30, 2023, respectively, and $5.5 million for the three and six months ended June 30, 2022. At June 30, 2023, the total liability of borrowed inventory was $84.0 million, of which $74.1 million was recorded in Long-Term Inventory Loans and $9.9 million was recorded in Accounts Payable and Accrued Liabilities. At December 31, 2022, the total liability of borrowed inventory was $58.6 million, of which $48.7 million was recorded in Long-Term Inventory Loans and $9.9 million was recorded in Accounts Payable and Accrued Liabilities.

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

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$40.4	$14.2	$54.6	$39.9	$14.7
Customer relationships	68.9	40.2	28.7	68.9	37.9	31.0
Total	$123.5	$80.6	$42.9	$123.5	$77.8	$45.7

6. DEBT

A summary of debt is as follows (in millions):

		June 30, 2023		December 31, 2022
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	18.3	6.1	21.4
Total		$6.1	$92.6	$6.1	$95.7

Interest on the Company’s 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of June 30, 2023 and December 31, 2022, $6.1 million of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets. Additional terms and conditions of the 8.25% Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$212.5	$—	$—	$212.5	$179.9	$—	$—	$179.9
Deferred compensation asset (a)	3.0	—	—	3.0	2.4	—	—	2.4

Liabilities:
Deferred compensation obligation (a)	$3.0	$—	$—	$3.0	$2.4	$—	$—	$2.4

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

Other Financial Instruments

As of June 30, 2023, and December 31, 2022, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	June 30, 2023			December 31, 2022
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$98.7	(b)	$68.3	$101.8	(b)	$68.8
(a) Based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The components of net periodic benefit (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service costs	$0.8	$0.6	$1.5	$1.3
Interest costs	6.9	4.8	13.9	9.6
Amortization of prior service costs (credits), net	—	(0.1)	(0.1)	(0.1)
Expected return on plan assets (gains)	(7.8)	(8.9)	(15.5)	(17.8)
Net periodic benefit (credits)	$(0.1)	$(3.6)	$(0.2)	$(7.0)

The components of net periodic benefit costs for the postretirement health and life benefit plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest costs	$1.3	$0.9	$2.5	$1.8
Amortization of prior service costs (credits), net	$—	(0.1)	$—	(0.1)
Net periodic benefit costs	$1.3	$0.8	$2.5	$1.7

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Loss (Income).

9. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards including restricted stock, stock options, stock appreciation rights and notional stock units, and the warrant. No dilutive effect is recognized in a period in which a net loss has occurred.
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator (in millions):
Net income	$12.7	$37.4	$19.9	$37.0

Denominator (in thousands):
Average common shares outstanding - basic	15,161	14,587	15,002	14,567
Potentially dilutive shares related to stock compensation awards and warrant	208	289	304	336
Average common shares outstanding - diluted	15,369	14,876	15,306	14,903

Net income per share (in dollars):
Basic	$0.84	$2.56	$1.33	$2.54
Diluted	$0.83	$2.51	$1.30	$2.48

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	5	4	2	—

10. STOCKHOLDERS’ EQUITY

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold, through its ATM offering at the market price, an aggregate of 722,568 shares of its Class A Common Stock in the three months ended March 31, 2023, for a total of $24.4 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $23.4 million. Additionally, the Company recorded direct costs of $0.2 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities. There were no sales of Class A Common Stock through the ATM offering in the three months ended June 30, 2023 or the six months ended June 30, 2022.

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (Registration Statement No. 333-272984) with the SEC on June 28, 2023 which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered. Unless otherwise specified in any prospectus supplement, we currently intend to use the net proceeds from the sale of our securities offered under this prospectus for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

Rights Agreement

On June 20, 2023, the Company entered into a Fifth Amendment to the Rights Agreement, which amends the Rights Agreement, dated as of April 6, 2016, by and among the Company, and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as amended by (i) the First Amendment to the Rights Agreement dated as of February 14, 2017, (ii) the Second Amendment to the Rights Agreement dated as of April 3, 2019, (iii) the Third Amendment to the Rights Agreement dated as of April 13, 2020, and (iv) the Fourth Amendment to the Rights Agreement dated as of June 16, 2021.

The Fifth Amendment to the Rights Agreement (i) increases the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $18.00 to $160.38; and (ii) extends the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2023 to June 30, 2026.

The Fifth Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Fifth Amendment has been adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carry-forwards for United States federal income tax purposes and other tax benefits.

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

11. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

The Russian government-owned entity TENEX is a major supplier of SWU to the Company. Under the 2011 TENEX Supply Contract, the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium hexafluoride to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX is subject to quotas under the RSA and U.S. legislation adopted in 2020 and to other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to perform under the TENEX Supply Contract is vulnerable to (i) sanctions or restrictions that might be imposed by Russia, the United States, or other countries as a result of the war in Ukraine, or otherwise, (ii) customers and other parties who may object to receiving or handling Russian LEU or SWU, or (iii) suppliers and service providers seeking to limit their involvement with business related to Russia.

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

Orano

In 2018, the Company entered into the Orano Supply Agreement with a French company, Orano Cycle, for the long-term supply of SWU contained in LEU. The Orano Supply Agreement subsequently was assigned by Orano Cycle to its affiliate, Orano CE. Under the amended Orano Supply Agreement, the supply of SWU runs through 2030. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings.

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

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor, USEC Inc., and DOE signed the 2002 DOE-USEC Agreement dated June 17, 2002, pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. The 2002 DOE-USEC Agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the 2002 DOE-USEC Agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology. The 2002 DOE-USEC Agreement provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the American Centrifuge Plant milestones under the 2002 DOE-USEC Agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. In 2014, the 2002 DOE-USEC Agreement and other agreements between the Company and DOE were assumed by Centrus subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

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

On March 8, 2023, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Christian C. Rose in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Rose Complaint”). The Rose Complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing injuries and death and seeks monetary damages. On May 15, 2023, the Company, Enrichment Corp. and the other defendants filed their answers to the Rose Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
LEU segment:
Separative work units	$48.1	$85.5	$106.9	$98.3
Uranium	39.5	—	39.5	4.9
Total	87.6	85.5	146.4	103.2
Technical Solutions segment	10.8	13.6	18.9	31.2
Total revenue	$98.4	$99.1	$165.3	$134.4

Segment Gross Profit
LEU segment	$26.8	$59.4	$50.7	$62.3
Technical Solutions segment	1.2	1.5	0.3	4.9
Gross profit	$28.0	$60.9	$51.0	$67.2

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended June 30, 2023, three customers in the LEU segment individually represented $47.8 million, $14.8 million, and $13.6 million of revenue. In the six months ended June 30, 2023, two customers in the LEU segment individually represented $47.8 million and $41.6 million of revenue. One customer in the Technical Solutions segment individually represented $10.7 million and $18.7 million of revenue in the three and six months ended June 30, 2023, respectively.

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

Our LEU segment provides most of the Company’s revenue and involves the sale of enriched uranium, the fissile component of nuclear fuel to customers, which are primarily utilities that operate commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in SWU. Centrus also sells natural uranium (the raw material needed to produce LEU) and occasionally sells uranium concentrates, uranium conversion or LEU with the natural uranium hexafluoride and SWU components combined into one sale.

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

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a slow and steady rise, reaching $56 per SWU by December 31, 2021. In 2022, spot prices increased substantially, reaching $110 per SWU by December 31, 2022. In 2023, spot prices continue to increase, reaching $136 on June 30, 2023. This represents an increase of 24% since the beginning of the year and 300% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven by uncertainty created as a result of Russia’s invasion of Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy.

When Russian supply is included, the uranium enrichment segment of the global nuclear fuel market is oversupplied. But without Russian supply, the global market for uranium enrichment would be undersupplied. Changes in the supply-demand balance and in the competitive landscape arising from the war in Ukraine may continue to affect pricing trends, change customer spending patterns, and create uncertainty in the uranium market. At the same time, there remains uncertainty about future demand for nuclear power generation. To address these changes and uncertainties, we will continue to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Under the HALEU Demonstration Contract, Centrus substantially completed a cascade of sixteen AC100M centrifuges in Piketon, Ohio, for the DOE to demonstrate HALEU production. The HALEU Demonstration Contract was originally set to expire on June 1, 2022. However, the DOE extended the Contract to November 30, 2022 with closeout activities to be completed later this year. Due to challenges DOE experienced in providing withdrawal cylinders as government furnished equipment, the DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the demonstration to a new, competitively-awarded contract that would provide for operations beyond the term of the HALEU Demonstration Contract. DOE incrementally funded the HALEU Demonstration Contract with total funding to date of $173.0 million.

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

Phase 2 of the contract includes continued operations and maintenance, and production for a full year at an annual production rate of 900 kilograms of HALEU UF6, by no later than December 31, 2024. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract. At this time, work is progressing on-schedule and on-budget for production of the initial 20 kilograms of HALEU UF6. DOE is funding the contract incrementally with total funding to date of $33.0 million. The Company’s goal is to ultimately scale up production of HALEU, to meet the needs of new and existing reactors as well as national security and other U.S. government requirements for enriched uranium.

On February 9, 2023, the Company announced that construction and initial testing of the cascade and most of the support systems were complete. Before HALEU production can begin, the Company needs to finish construction of the remaining support systems, including a fissile materials storage area, to allow HALEU produced for the DOE to be stored onsite. On June 12, 2023, following the completion of its operational readiness reviews, the NRC issued a letter authorizing the Company to introduce uranium hexafluoride into the HALEU cascade of centrifuges. This is a critical milestone in advancing toward the production of HALEU and the final NRC approval required before starting enrichment operations.

The DOE is contemplating additional contracts to ensure availability of HALEU for the ARDP and for the advanced reactor market, in general, and received a $700 million appropriation from the Inflation Reduction Act as a first step in establishing a domestic supply chain for HALEU. On June 5, 2023, the DOE issued two draft RFPs seeking public comment, the first focusing on production of HALEU and the second focusing on deconversion of HALEU into different forms used to fabricate fuels needed by various advanced reactor developers. Centrus submitted comments in response to the draft RFPs and expects to submit a bid once a final RFP is issued, with the goal of expanding HALEU production capability at the Piketon site.

The war in Ukraine has contributed to a significant increase in market prices for enrichment and (along with proposals to limit imports of LEU from Russia) prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production but also for LEU production to support the existing fleet of reactors. As a result, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding, government subsidies, and/or off-take commitments.

The Energy Act of 2020, which was signed into law in December 2020, requires the DOE to establish a program to support the availability of HALEU for civilian domestic research, development, demonstration and commercial use. The Energy Act also reauthorizes DOE nuclear energy research, development demonstration and commercial application activities, including advanced fuel, research and development for advanced reactors, used fuel technologies, and integration of nuclear energy systems for both existing plants and advanced nuclear concepts. It also authorizes the funding of an ARDP which was launched by the DOE in May 2020. There are a number of advanced reactors under development that would use HALEU. Nine of the ten advanced reactor designs selected by the DOE for its ARDP will require HALEU. Various agencies of the U.S. government, including the U.S. Department of Defense, the Defense Advanced Research Projects Agency, and the DOE are building microreactors which demonstrates the focus on both the development of microreactors and HALEU. We believe our investments in our enrichment technology and the HALEU demonstration will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels, and also offers potential cost synergies for a return to LEU production.

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

According to the WNA, as of June 2023, there were over 50 reactors under construction worldwide, about a third of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low cost natural gas resources in recent years, although natural gas prices in the U.S. electricity sector tripled between 2020 and 2022 according to data from US EIA. Twelve U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, one large reactor is currently under construction, and the DOE recently released a report outlining a pathway to deployment of approximately 200 gigawatts of additional capacity by 2050 which would triple the nuclear energy capacity in the United States.

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

Growth in Global Nuclear Generation
IEA World Energy Outlook
2022 Estimates vs. 2021 Estimates
120%
100%
80%
60%
40%
20%
0%
2020
2030
2040
2050
2022 WEO (Stated Policies)
2021 WEO (Stated Policies)
2022 WEO (Announced Pledges)
2021 WEO (Announced Pledges)
2022 WEO (Net Zero Emissions)
2021 WEO (Net Zero Emissions)

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. Ten reactors in Japan have restarted, an additional seven are expected to restart in 2023, and more of Japan’s reactors are expected to restart in subsequent years. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

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

On July 13, 2023, the Company and TerraPower, LLC (“TerraPower”) entered into a memorandum of understanding (“MOU”) to expand their collaboration aimed at establishing commercial-scale, domestic production capabilities for HALEU to fuel the Natrium TM reactor that TerraPower is building in Wyoming. Under this MOU, the Company and TerraPower will collaborate to ensure the Natrium demonstration reactor has access to HALEU at the milestones necessary to meet the project's 2030 operation date. Subject to a definitive agreement to be negotiated, Centrus will work toward scaling up production capacity with additional centrifuge cascades to meet TerraPower's fuel requirements.

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations and/or individuals. While sanctions imposed to date do not preclude the import of Russian uranium products into the United States, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, or implement the TENEX Supply Contract, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian Persons to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport to the United States, the LEU that we procure under the TENEX Supply Contract. A Canadian permit issued to our shipper was recently extended to July 2024, but for so long as the sanctions remain in place, the shipper will require further extensions for us to continue to use the shipper for imports of this LEU beyond 2024.

In response to the war in Ukraine, there have been proposals in the U.S. Congress and elsewhere to ban imports of uranium products that could affect our ability to import LEU in one or more years under the TENEX Supply Contract, but none of these have been adopted as of the date of this filing.

The proposals represent a significant risk to our business because the TENEX Supply Contract is the major source of supply that the Company relies upon today to meet its delivery obligations and to earn the revenues needed to fund our advanced technology work. We are following these proposals closely and taking steps where possible to request changes that would improve prospects of securing a waiver. However, given that our ability to secure a timely waiver is not assured under any circumstances, we believe these proposals could pose a risk of significant harm to our business if enacted.

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

Our Order Book in the LEU segment extends to 2030. As of June 30, 2023 and December 31, 2022, our Order Book was approximately $1.0 billion. The Order Book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $0.3 billion of deferred revenue and advances from customers as of June 30, 2023, whereby customers have made advance payments to be applied against future deliveries. No orders in our Order Book are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions in response to the evolving situation regarding the war in Ukraine.

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
•The potential for sanctions and other measures affecting the importation, sales or purchases of SWU or uranium or goods or services required for the sale, purchase, or delivery of such SWU or uranium;
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
•Costs of and future funding and demand for HALEU;
•Financial market conditions and other factors that may affect pension and benefit liabilities and the value of related assets;
•The outcome of legal proceedings and other contingencies;
•Potential use of cash for strategic or financial initiatives;
•Actions taken by customers and suppliers, including actions that might affect existing contracts;
•The government’s inability to satisfy its obligations under its agreements with the Company; and
•Market, international trade, and other conditions impacting Centrus’ customers and the industry.
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Revenue

We have two reportable segments: the LEU segment and the Technical Solutions segment.
Revenue from our LEU segment is derived primarily from the following:
•sales of the SWU component of LEU,
•sales of natural uranium hexafluoride, uranium concentrates or uranium conversion, and
•sales of enriched uranium product that include both the natural uranium hexafluoride and SWU components of LEU.

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company. This includes the HALEU Operation Contract and other contracts with public and private sector customers.

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 89% of our total revenue for both the three and six months ended June 30, 2023. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 41% of revenue from our LEU segment since 2021. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride component of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the six months ended June 30, 2023 averaged approximately $5.6 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the Consolidated Financial Statements for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and natural uranium hexafluoride. Market prices for SWU and uranium significantly declined from 2011 until mid-2018, when they began to trend upward. More recently, market uncertainty in the wake of the Russian invasion of Ukraine has driven SWU and uranium prices sharply higher. Since our sales Order Book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags published price indicators by several years. While some sales reflect the low prices prevalent in recent years, certain older contracts included in our sales Order Book have prices that are significantly above current market prices.

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

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for UF6, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
200
150
100
50
0
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Under a customer contract that commenced deliveries in 2023, payments are denominated in euros and may be subject to exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, nominally commencing in 2023, with prices payable in a combination of U.S. dollars and euros, but with a contract-defined exchange rate.

On occasion, we will accept payment for SWU in the form of natural uranium hexafluoride. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the natural uranium hexafluoride at contract inception, or as the quantity of natural uranium hexafluoride is finalized, if variable.

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

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$48.1	$85.5	$(37.4)	(44)%
Uranium revenue	39.5	—	39.5	n/a
Total	87.6	85.5	2.1	2%
Cost of sales	60.8	26.1	34.7	133%
Gross profit	$26.8	$59.4	$(32.6)	(55)%

Technical Solutions segment
Revenue	$10.8	$13.6	$(2.8)	(21)%
Cost of sales	9.6	12.1	(2.5)	(21)%
Gross profit	$1.2	$1.5	$(0.3)	(20)%

Total
Revenue	$98.4	$99.1	$(0.7)	(1)%
Cost of sales	70.4	38.2	32.2	84%
Gross profit	$28.0	$60.9	$(32.9)	(54)%

Revenue

Revenue from the LEU segment was $87.6 million and $85.5 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $2.1 million (or 2%). The increase was primarily due to the $39.5 million increase in uranium revenue for three months ended June 30, 2023, partially offset by a $37.4 million decrease in SWU revenue. The decrease in SWU revenue was due to a 54% decrease in the average price of SWU sold, partially offset by a 21% increase in the volume of SWU sold.

Revenue from the Technical Solutions segment was $10.8 million and $13.6 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $2.8 million (or 21%). The decrease was primarily related to the transition from the HALEU Demonstration Contract to the HALEU Operation Contract in late 2022. In the three months ended June 30, 2023, the HALEU Operation Contract generated $10.4 million in revenue, whereas the HALEU Demonstration Contract generated $12.1 million in revenue for the same period in 2022.

Cost of Sales

Cost of sales for the LEU segment was $60.8 million and $26.1 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $34.7 million (or 133%). The increase was primarily due to a $34.6 million increase in uranium costs. SWU costs remained constant at $26.2 million, reflecting a 17% decrease in the average unit cost of SWU sold, offset by a 21% increase in the volume of SWU sold. Cost of sales for the three months ended June 30, 2023 and 2022 included $0.8 million and $5.5 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $9.6 million and $12.1 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $2.5 million (or 21%). The decrease was related to a reduction in costs of approximately $10.0 million associated with the HALEU Demonstration Contract and $1.7 million associated with other contracts, partially offset by $9.1 million of costs incurred for the HALEU Operation Contract. For details on HALEU Demonstration Contract and HALEU Operation Contract accounting, refer to “Technical Solutions Segment” above.

Gross Profit

Gross profit for the LEU segment was $26.8 million and $59.4 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $32.6 million (or 55%). The decrease for the three months ended June 30, 2023 was due primarily to the specific contract and pricing mix of SWU contracts and the timing of their deliveries quarter over quarter. This was reflected by a decrease in the average profit margin per SWU, partially offset by an increase in the volume of SWU sold and an increase in uranium gross profit.

Gross profit for the Technical Solutions segment was $1.2 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $0.3 million (or 20%).

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$106.9	$98.3	$8.6	9%
Uranium revenue	39.5	4.9	34.6	706%
Total	146.4	103.2	43.2	42%
Cost of sales	95.7	40.9	54.8	134%
Gross profit	$50.7	$62.3	$(11.6)	(19)%

Technical Solutions segment
Revenue	$18.9	$31.2	$(12.3)	(39)%
Cost of sales	18.6	26.3	(7.7)	(29)%
Gross profit	$0.3	$4.9	$(4.6)	(94)%

Total
Revenue	$165.3	$134.4	$30.9	23%
Cost of sales	114.3	67.2	47.1	70%
Gross profit	$51.0	$67.2	$(16.2)	(24)%

Revenue

Revenue from the LEU segment was $146.4 million and $103.2 million in the six months ended June 30, 2023 and 2022, respectively, an increase of $43.2 million (or 42%). The increase was due to a $34.6 million increase in uranium revenue and a $8.6 million increase in SWU revenue. The SWU revenue increase was primarily related to an 84% increase in the volume of SWU sold, partially offset by a 41% decrease in the average price of SWU.

Revenue from the Technical Solutions segment was $18.9 million and $31.2 million in the six months ended June 30, 2023 and 2022, respectively, a decrease of $12.3 million (or 39%). The decrease was primarily related to the transition from the HALEU Demonstration Contract to the HALEU Operation Contract in late 2022. In the six months ended June 30, 2023, the HALEU Operation Contract generated $18.1 million of revenue whereas the HALEU Demonstration Contract generated $24.0 million in revenue for the same period in 2022. The remaining decrease was attributable to a decrease in revenue generated by other contracts.

Cost of Sales

Cost of sales for the LEU segment was $95.7 million and $40.9 million in the six months ended June 30, 2023 and 2022, respectively, an increase of $54.8 million (or 134%). The increase was primarily due to a $31.1 million increase in uranium costs and a $23.7 million increase in SWU costs. The SWU cost increase was primarily related to an 84% increase in the volume of SWU sold, partially offset by a 11% decrease in the average unit cost of SWU. Cost of sales for the six months ended June 30, 2023 and 2022 included $2.9 million and $5.5 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $18.6 million and $26.3 million in the six months ended June 30, 2023 and 2022, respectively, a decrease of $7.7 million (or 29%). The decrease was related to a reduction in costs of approximately $17.3 million associated with the HALEU Demonstration Contract and a reduction in costs of approximately $8.2 million related to other contracts, partially offset by $17.8 million of costs incurred for the HALEU Operation Contract. For details on HALEU Demonstration Contract and HALEU Operation Contract accounting, refer to “Technical Solutions Segment” above.

Gross Profit

Gross profit for the LEU segment was $50.7 million and $62.3 million in the six months ended June 30, 2023 and 2022, respectively, a decrease of $11.6 million (or 19%). The decrease for the three months ended June 30, 2023 was due primarily to the specific contract and pricing mix of SWU contracts and the timing of their deliveries quarter over quarter. This was reflected by a decrease in the average profit margin per SWU, partially offset by an increase in the volume of SWU sold and an increase in uranium gross profit.

Gross profit for the Technical Solutions segment was $0.3 million and $4.9 million in the six months ended June 30, 2023 and 2022, respectively, a decrease of $4.6 million (or 94%). The decrease was attributable to the transition of work performed under the HALEU Demonstration Contract to the HALEU Operation Contract in late 2022. In 2022, the HALEU Demonstration Contract transitioned to invoicing of all costs whereas invoicing under the HALEU Operation Contract reflected a 50% cost-share.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Gross profit	$28.0	$60.9	$(32.9)	(54)%
Advanced technology costs	4.1	3.5	0.6	17%
Selling, general and administrative	7.8	8.3	(0.5)	(6)%
Amortization of intangible assets	1.7	4.0	(2.3)	(58)%
Special charges for workforce reductions	—	0.5	(0.5)	(100)%
Operating income	14.4	44.6	(30.2)	(68)%
Nonoperating components of net periodic benefit loss (income)	0.4	(3.4)	3.8	112%
Interest expense	0.2	—	0.2	n/a
Investment income	(2.2)	(0.2)	(2.0)	(1,000)%
Income before income taxes	16.0	48.2	(32.2)	(67)%
Income tax expense	3.3	10.8	(7.5)	(69)%
Net income	$12.7	$37.4	$(24.7)	(66)%

Advanced Technology Costs

Advanced technology costs were $4.1 million and $3.5 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $0.6 million (or 17%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to a loss of $0.4 million and income of ($3.4) million for the three months ended June 30, 2023 and 2022, respectively, an increase of $3.8 million (or 112%). Nonoperating components of net periodic benefit loss (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $3.3 million and $10.8 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $7.5 million (or 69%). Income tax expense in all periods resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items. Based on Centrus’ analysis, there was no change to the tax valuation allowance during the three months ended June 30, 2023. For more information about the valuation allowance, see Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022.

Net Income

Net income was $12.7 million and $37.4 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $24.7 million (or 66%). The $24.7 million decrease was primarily attributable to a $32.6 million decrease in gross profit from the LEU segment, and a $0.3 million decrease in gross profit from the Technical Solutions segment, offset by a $7.5 million decrease in income tax expense.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Gross profit	$51.0	$67.2	$(16.2)	(24)%
Advanced technology costs	7.5	4.6	2.9	63%
Selling, general and administrative	18.1	15.8	2.3	15%
Amortization of intangible assets	2.8	5.1	(2.3)	(45)%
Special charges for workforce reductions	(0.1)	0.5	(0.6)	(120)%
Operating income	22.7	41.2	(18.5)	(45)%
Nonoperating components of net periodic benefit loss (income)	0.7	(6.7)	7.4	110%
Interest expense	0.5	—	0.5	n/a
Investment income	(4.1)	(0.2)	(3.9)	(1,950)%
Income before income taxes	25.6	48.1	(22.5)	(47)%
Income tax expense	5.7	11.1	(5.4)	(49)%
Net income	$19.9	$37.0	$(17.1)	(46)%

Advanced Technology Costs

Advanced technology costs were $7.5 million and $4.6 million in the six months ended June 30, 2023 and 2022, respectively, an increase of $2.9 million (or 63%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Selling, General and Administrative

Selling, general and administrative costs were $18.1 million and $15.8 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $2.3 million (or 15%). This increase was due primarily to an increase in employee-related expenses, including equity related compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $2.8 million and $5.1 million in the six months ended June 30, 2023 and 2022, respectively, a decrease of $2.3 million (or 45%). Amortization expense for the intangible asset related to the September 2014 Order Book is a function of SWU sales volume under that Order Book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to a loss of $0.7 million and income of ($6.7) million for the six months ended June 30, 2023 and 2022, respectively, an increase of $7.4 million, or (110%). Nonoperating components of net periodic benefit loss (income) consist primarily of the expected return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits, of the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $5.7 million and $11.1 million in the six months ended June 30, 2023 and 2022, respectively, a decrease of $5.4 million (or 49%). Income tax expense in all periods resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items. Based on Centrus’ analysis, there was no change to the tax valuation allowance during the six months ended June 30, 2023. For more information about the valuation allowance, see Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022.

Net Income

Net income was $19.9 million and $37.0 million in the six months ended June 30, 2023 and 2022, respectively, a decrease of $17.1 million (or 46%). The decrease was primarily attributable to a decrease in gross profit of $11.6 million in the LEU segment and of $4.6 million in the Technical Solutions segment.

Liquidity and Capital Resources

As of June 30, 2023, the Company had a consolidated cash and cash equivalents balance of $212.5 million. In addition, there was $29.8 million of restricted cash related to three inventory loans, which required a cash deposit into an escrow fund. See Note 3, Cash, Cash Equivalents, and Restricted Cash of the Consolidated Financial Statements. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

The Company believes its Order Book in our LEU segment is a source of stability for our liquidity position. Subject to market conditions, we see the potential for growing uncommitted demand for LEU during the next few years with accelerated open demand in 2025 and beyond.

Cash resources and net sales proceeds from our LEU segment fund technology costs that are outside of our customer contracts in the Technical Solutions segment and general corporate expenses, including cash interest payments on our debt. We believe our investment in advanced U.S. uranium enrichment technology will position the Company to meet the needs of our customers as they deploy advanced reactors and next generation fuels. We signed the three-year HALEU Demonstration Contract with DOE in October 2019. Under the HALEU Demonstration Contract, the Company contributed its required contribution through November 30, 2021. The program began May 31, 2019, when Centrus and DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized. Our cost-share HALEU Demonstration Contract period of performance ended in November 2022.

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

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and reactors that will use these fuels to come to the market. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2023	2022
Cash provided by (used in) operating activities	$15.2	$(56.2)
Cash used in investing activities	(0.7)	(0.5)
Cash provided by (used in) financing activities	18.1	(3.2)
Increase (decrease) in cash, cash equivalents and restricted cash	$32.6	$(59.9)

Operating Activities

For the six months ended June 30, 2023, net cash provided by operating activities was $15.2 million. The net increase was primarily due to approximately $197.0 million in cash collected from customers, investment income, and reimbursements for postretirement health and life benefits paid by the Company. These cash inflows were partially offset by approximately $182.0 million of disbursements for operations, of which $144.0 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements including corporate administration, benefits claims, and advance technology costs.

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

Investing Activities

Capital expenditures were $0.7 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

Financing Activities

For the six months ended June 30, 2023, cash of $23.2 million was provided from the net proceeds related to the issuance of 722,568 shares of Class A Common Stock under an ATM offering. For both the six months ended June 30, 2023 and 2022, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$212.5	$179.9
Accounts receivable	9.0	38.1
Inventories, net	215.8	148.4
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(158.3)	(137.5)
Other current assets and liabilities, net	(75.7)	(84.9)
Working capital	$197.2	$137.9

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

Common Stock Issuance

The Company sold an aggregate of 722,568 shares of its Class A Common Stock at the market price for a total of $24.4 million in the three months ended March 31, 2023. After expenses and commissions paid to the agents, the Company’s proceeds totaled $23.4 million. Additionally, the Company recorded direct costs of $0.2 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities. There were no sales of Class A Common Stock through the ATM offering in the three months ended June 30, 2023 or the six months ended June 30, 2022.

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (Registration Statement No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered. Unless otherwise specified in any prospectus supplement, we currently intend to use the net proceeds from the sale of our securities offered under this prospectus for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

Rights Agreement

On June 20, 2023, the Company entered into a Fifth Amendment to the Rights Agreement, which amends the Rights Agreement, dated as of April 6, 2016 , by and among the Company, and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as amended by (i) the First Amendment to the Rights Agreement dated as of February 14, 2017, (ii) the Second Amendment to the Rights Agreement dated as of April 3, 2019, (iii) the Third Amendment to the Rights Agreement dated as of April 13, 2020, and (iv) the Fourth Amendment to the Rights Agreement dated as of June 16, 2021.

The Fifth Amendment to the Rights Agreement (i) increases the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $18.00 to $160.38; and (ii) extends the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2023 to June 30, 2026.

The Fifth Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Fifth Amendment has been adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carry-forwards for United States federal income tax purposes and other tax benefits.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at June 30, 2023.

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

As of June 30, 2023, the end of the period covered by this Quarterly Report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part I of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the period covered by this Quarterly Report.

Item 6. Exhibits

Exhibit No.	Description
4.1
Fifth Amendment to the Section 382 Rights Agreement, dated as of June 20, 2023, by and among Centrus Energy Corp., Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on June 21, 2023)

10.1
Modification 31 to Agreement, dated April 2, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2023, filed on May 9, 2023)

10.2
Modification 3 to Agreement, dated April 3, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2023, filed on May 9, 2023)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed in interactive data file (XBRL) format.

(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

August 4, 2023	/s/ Philip O. Strawbridge
Philip O. Strawbridge
Senior Vice President, Chief Financial Officer,
Chief Administrative Officer and Treasurer
(Duly Authorized Officer and Principal Financial Officer)