Form 10-Q
period 2023-09-30
CENTRUS ENERGY CORP
filed 2023-11-08
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
    Yes ☐     No ☒
As of November 1, 2023, there were 14,807,255 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation
Oak Ridge	Technology and Manufacturing Center in Oak Ridge, Tennessee
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky formerly operated by Enrichment Corp.
Piketon	Centrifuge production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to July 28, 1998, when it was a wholly-owned government corporation

Other Terms and Abbreviations
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
8.25% Notes	8.25% Notes maturing February 2027
Annual Meeting	The Company’s annual meeting of shareholders
ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At-the-Market
Class A Common Stock	Centrus’ Class A common stock, $0.10 par value per share
Class B Common Stock	Centrus’ Class B common stock, $0.10 par value per share
Common Stock	Class A Common Stock and Class B Common Stock
D&D	Decontamination & Decommissioning
DOC	U.S. Department of Commerce
DOE	U.S. Department of Energy
EIA	U.S. Energy Information Administration
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Agreement	Exchange Agreement entered into by the Company and Kulayba LLC, dated February 2, 2021
GAAP	Generally Accepted Accounting Principles in the United States
HALEU	High Assay Low-Enriched Uranium
HALEU Demonstration Contract	Three-year, $115 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, American Centrifuge Operating, LLC, and concluded in November 2022
HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IEA	International Energy Agency
IRC	Internal Revenue Code of 1986
IT	Information Technology
ITC	U.S. International Trade Commission
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
MB Group	Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc.
Natural Uranium Hexafluoride	UF6 component of LEU; Unenriched uranium hexafluoride used as feed material to produce HALEU
NOL	Net Operating Loss

NRC	U.S. Nuclear Regulatory Commission
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with Orano in 2018
Order Book	LEU Segment order book of sales under contract
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
Rights Agreement	Section 382 Rights Agreement, dated as of April 6, 2016, by and among the Company and Computershare Trust Company, N.A. and Computershare Inc., as rights agent
RSA	1992 Russian Suspension Agreement, as amended
SARs	Stock appreciation rights
SEC	U.S. Securities & Exchange Commission
SWU	Separative work unit
Technical Solutions	The Centrus Energy Corp. business segment which offers technical, manufacturing, engineering, procurement, construction, and operations services to public and private sector customers, i.e. ACO
TENEX	Russian government-owned entity TENEX, Joint-Stock Company
TENEX Supply Contract	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with TENEX in 2011
TRISO	Tri-Structural Isotropic fuel
U235	Uranium-235 isotope
UF6	Uranium hexafluoride
Voting Agreement Amendment	The Company’s amendment to its existing Voting and Nomination Agreement with the MB Group
Voting Rights Agreement	The Company’s agreement with the MB Group entered into in December 2022
Warrant	Warrant to purchase common stock of Centrus Energy Corp., held by Kulayba LLC and dated February 2, 2021
New Warrant	Amended Warrant to extend the terms of the Warrant held by Kulayba LLC
WNA	World Nuclear Association

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

The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, including those factors discussed in (a) Part I, Item 1. Financial Statements (Unaudited): Note 12, Commitments and Contingencies, (b) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 1A. Risk Factors, and (d) other factors discussed in the Company’s filings with the SEC.

For Centrus, particular risks and uncertainties that could cause our actual future results to differ materially from those expressed in our forward-looking statements and which are, and may be, exacerbated by any worsening of the global business and economic environment include but are not limited to the following:

Risks related to the war in Ukraine factors primarily include:
•risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures by (i) the U.S. or foreign governments, (ii) organizations (including the United Nations, the EU or other international organizations), or (iii) entities (including private entities or persons), that could directly or indirectly impact our ability to obtain, deliver, transport or sell LEU or the SWU and natural uranium hexafluoride components of LEU delivered to us under the TENEX Supply Contract or make related payments or deliveries of natural uranium hexafluoride to TENEX; and
•risks related to the refusal of TENEX to deliver LEU to us if, among other reasons, TENEX is unable to receive payments, or to receive the return of natural uranium hexafluoride, as a result of any government, international or corporate actions or directions or other reasons.

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
•risks related to existing or new trade barriers and to contract terms that limit our ability to procure LEU for, or deliver LEU to, customers;
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
•risks related to the potential for demobilization or termination of the HALEU Operation Contract;
•risks that we will not be able to timely complete the work that we are obligated to perform;
•risks related to the government’s inability to satisfy its obligations, including supplying government furnished equipment under the HALEU Operation Contract and processing security clearances due to a government shutdown or other reasons; and
•risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Operation Contract, including the risk that costs that we must bear could be higher than expected.

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
•risks related to decisions made by our Class B Common Stock stockholders regarding their investment in the Company, including decisions based upon factors that are unrelated to the Company’s performance;
•risks that a small number of holders of our Class A Common Stock (whose interests may not be aligned with other holders of our Class A Common Stock) may exert significant influence over the direction of the Company and may be motivated by interests that are not aligned with the Company’s other Class A stockholders;
•risks related to (i) the use of our NOL carryforwards and NUBILs to offset future taxable income and the use of the Rights Agreement (as defined herein) to prevent an “ownership change” as defined in Section 382 of the IRC and (ii) our ability to generate taxable income to utilize all or a portion of the NOLs prior to the expiration thereof and NUBILs; and
•risks related to failures or security breaches of our information technology systems.

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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$183.3	$179.9
Accounts receivable	9.4	38.1
Inventories	210.8	209.2
Deferred costs associated with deferred revenue	116.0	135.7
Other current assets	12.4	24.2
Total current assets	531.9	587.1
Property, plant and equipment, net of accumulated depreciation of $4.1 million as of September 30, 2023 and $3.6 million as of December 31, 2022	6.1	5.5
Deposits for financial assurance	32.3	32.3
Intangible assets, net	41.5	45.7
Deferred tax assets	29.1	26.8
Other long-term assets	3.8	8.1
Total assets	$644.7	$705.5

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$44.3	$65.5
Payables under inventory purchase agreements	13.8	43.6
Inventories owed to customers and suppliers	0.4	60.8
Deferred revenue and advances from customers	272.7	273.2
Current debt	6.1	6.1
Total current liabilities	337.3	449.2
Long-term debt	89.6	95.7
Postretirement health and life benefit obligations	83.5	84.5
Pension benefit liabilities	42.2	43.6
Advances from customers	32.8	46.2
Long-term inventory loans	74.7	48.7
Other long-term liabilities	8.6	11.7
Total liabilities	668.7	779.6
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 14,807,255 and 13,919,646 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1.5	1.4
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of September 30, 2023 and December 31, 2022	0.1	0.1
Excess of capital over par value	180.2	158.1
Accumulated deficit	(205.8)	(233.9)
Accumulated other comprehensive income	—	0.2
Total stockholders’ deficit	(24.0)	(74.1)
Total liabilities and stockholders’ deficit	$644.7	$705.5

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Separative work units	$40.5	$7.7	$147.4	$106.0
Uranium	—	12.5	39.5	17.4
Technical solutions	10.8	13.0	29.7	44.2
Total revenue	51.3	33.2	216.6	167.6
Cost of Sales:
Separative work units and uranium	30.4	18.9	126.1	59.8
Technical solutions	9.6	12.0	28.2	38.3
Total cost of sales	40.0	30.9	154.3	98.1
Gross profit	11.3	2.3	62.3	69.5
Advanced technology costs	3.3	5.4	10.8	10.0
Selling, general and administrative	9.3	8.6	27.4	24.4
Amortization of intangible assets	1.4	1.1	4.2	6.2
Special charges for workforce reductions	0.2	—	0.1	0.5
Operating income (loss)	(2.9)	(12.8)	19.8	28.4
Nonoperating components of net periodic benefit loss (income)	(0.6)	(4.4)	0.1	(11.1)
Interest expense	0.4	0.1	0.9	0.1
Investment income	(2.3)	(0.6)	(6.4)	(0.8)
Other income, net	(1.0)	—	(1.0)	—
Income (loss) before income taxes	0.6	(7.9)	26.2	40.2
Income tax expense (benefit)	(7.6)	(1.8)	(1.9)	9.3
Net income (loss) and comprehensive income (loss)	$8.2	$(6.1)	$28.1	$30.9

Net income (loss) per share:
Basic	$0.53	$(0.42)	$1.86	$2.12
Diluted	$0.52	$(0.42)	$1.82	$2.06
Average number of common shares outstanding (in thousands):
Basic	15,374	14,623	15,127	14,586
Diluted	15,626	14,623	15,415	14,974

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2023	2022
OPERATING
Net income	$28.1	$30.9
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	4.8	6.7
Accrued loss on long-term contract	(16.7)	(0.5)
Deferred tax assets	(2.3)	8.8
Equity related compensation	2.0	2.2
Revaluation of inventory borrowing	3.5	5.5
Other reconciling adjustments, net	(1.9)	—
Changes in operating assets and liabilities:
Accounts receivable	28.7	21.8
Inventories	23.0	(98.9)
Inventories owed to customers and suppliers	(60.4)	66.9
Other current assets	13.4	(16.6)
Accounts payable and other liabilities	(2.5)	(1.9)
Payables under inventory purchase agreements	(29.8)	(16.3)
Deferred revenue and advances from customers, net of deferred costs	3.7	(30.4)
Pension and postretirement benefit liabilities	(1.7)	(13.0)
Other changes, net	(0.7)	(0.3)
Cash used in operating activities	(8.8)	(35.1)

INVESTING
Capital expenditures	(1.1)	(0.6)
Cash used in investing activities	(1.1)	(0.6)

FINANCING
Proceeds from the issuance of common stock, net	23.2	—
Exercise of stock options	—	0.2
Withholding of shares to fund grantee tax obligations under stock-based compensation plan	(3.0)	(1.9)
Payment of interest classified as debt	(6.1)	(6.1)
Other	(0.2)	(0.3)
Cash provided by (used in) financing activities	13.9	(8.1)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	—

Increase (decrease) in cash, cash equivalents and restricted cash	3.4	(43.8)
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	212.4	196.8
Cash, cash equivalents and restricted cash, end of period (Note 3)	$215.8	$153.0

Non-cash activities:
Reclassification of stock-based compensation liability to equity	$—	$10.6
Adjustment of right to use lease assets from lease modification	$4.2	$—
Property, plant and equipment included in accounts payable and accrued liabilities	$0.3	$—

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

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2022	$—	$1.4	$0.1	$158.1	$(233.9)	$0.2	$(74.1)
Net income for the three months ended March 31, 2023	—	—	—	—	7.2	—	7.2
Issuance of common stock	—	0.1	—	23.1	—	—	23.2
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance at March 31, 2023	$—	$1.5	$0.1	$180.5	$(226.7)	$0.1	$(44.5)

Net income for the three months ended June 30, 2023	—	—	—	—	12.7	—	12.7
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	0.4	—	—	0.4
Balance at June 30, 2023	$—	$1.5	$0.1	$179.8	$(214.0)	$0.1	$(32.5)

Net income for the three months ended September 30, 2023	—	—	—	—	8.2	—	8.2
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.4	—	—	0.4
Balance at September 30, 2023	$—	$1.5	$0.1	$180.2	$(205.8)	$—	$(24.0)

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of September 30, 2023, and for the three and nine months ended September 30, 2023, and 2022, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited Consolidated Balance Sheet as of December 31, 2022, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain information and notes normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and nine months ended September 30, 2023 and 2022, are insignificant.

Operating results for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Annual Report on Form 10-K for the year ended December 31, 2022.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. There has not been a material change to the Company’s accounting policies since that report, except as noted below.

Foreign Currency

The Company records foreign currency transaction gains and losses, realized and unrealized, and foreign exchange gains and losses due to re-measurement of monetary assets and liabilities that are not denominated in U.S. dollars in other income, net in the consolidated statements of operations.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$16.9	$7.4	$148.4	$27.3
Foreign	23.6	12.8	38.5	96.1
Revenue - SWU and uranium	$40.5	$20.2	$186.9	$123.4

Refer to Note 13, Segment Information, for disaggregation of revenue by segment. SWU sales are made primarily to electric utility customers and uranium sales are made primarily to other nuclear fuel related companies. Technical Solutions revenue resulted primarily from services provided to the U.S. government and its contractors. SWU and uranium revenue is recognized at a point in time and Technical Solutions revenue is generally recognized over time based on direct costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

Accounts Receivable

	September 30, 2023	December 31, 2022
	(in millions)
Accounts receivable:
Billed	$2.1	$29.0
Unbilled *	7.3	9.1
Accounts receivable	$9.4	$38.1

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	September 30, 2023	December 31, 2022	Year-To-Date Change
Accrued loss on HALEU Operation Contract:
Current - Accounts payable and accrued liabilities	$3.3	$20.0	$(16.7)
Deferred revenue - current	$242.5	$258.4	$(15.9)
Advances from customers - current	$30.2	$14.8	$15.4
Advances from customers - noncurrent	$32.8	$46.2	$(13.4)

Previously deferred sales and advances from customers recognized in revenue totaled $23.6 million and $59.7 million in the nine months ended September 30, 2023 and 2022, respectively.

LEU Segment

The SWU component of LEU typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium hexafluoride and uranium concentrate sales generally are shorter-term, fixed-commitment contracts. The Company’s sales under contract in the Order Book extend to 2030. As of September 30, 2023 and December 31, 2022, the Order Book was approximately $1.0 billion. The Order Book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $306 million and $319 million of Deferred Revenue and Advances from Customers at September 30, 2023 and December 31, 2022, respectively.

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

In 2019, the Company entered into a cost-share contract with the DOE, the HALEU Demonstration Contract, to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE modified the contract several times to increase the total contract funding to $173.0 million and to extend the period of performance to November 30, 2022. The impact to Cost of Sales in the nine months ended September 30, 2023 and 2022, is $0 and $0.5 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of September 30, 2023, a total of $19.6 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities as of September 30, 2023 and December 31, 2022 is $0. The Company has recorded revenue up to the funded amount of $173.0 million and received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through September 30, 2023.

In 2022, DOE elected to move the operational portion of the HALEU demonstration to a subsequent, competitively awarded contract that allows for a much longer period of operation than would have been possible under the original contract. On November 10, 2022, after a competitive solicitation, the DOE awarded the HALEU Operation Contract to the Company and work began on December 1, 2022. The base contract value is approximately $150 million in two phases through 2024. Phase 1 includes an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

Phase 2 of the HALEU Operation Contract includes continued operations and maintenance, and production for a full year at an annual production rate of 900 kilograms of HALEU UF6. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations.

Under the HALEU Operation Contract, DOE is obligated to provide the 5B cylinders necessary to collect the output of the cascade, but supply chain challenges have created difficulties for DOE in securing enough 5B cylinders for the entire year. Centrus’ delivery of the 900 kilograms is subject to the ability of DOE to provide the 5B cylinders on a timeline that allows for continuous production throughout the year. Centrus anticipates that any potential bottleneck in obtaining 5B cylinders will be temporary and that the supply chain for the 5B cylinders will ramp up over time now that HALEU production is under way.

To support the DOE in mitigating the risk of delayed delivery of 5B cylinders, the Company received technical direction from the DOE to procure compliant 5B cylinders and components while the contractual obligation to furnish compliant 5B cylinders under the HALEU Operation Contract continues to rest with the DOE. The Company is also performing additional work on infrastructure and facility repairs under DOE’s technical direction. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope, which are not subject to cost-share, for infrastructure and facility repairs, and costs associated with 5B cylinder refurbishment, for an estimated additional contract value of $5.8 million. On October 19, 2023, the DOE provided additional funding of $5.5 million for the additional scope under the HALEU Operation Contract.

The impact to Cost of Sales in the three and nine months ended September 30, 2023 is $5.4 million and $16.7 million, respectively, for previously accrued contract losses attributable to work performed in the period. As of September 30, 2023, a total of $18.0 million of previously accrued contract losses has been realized. At September 30, 2023 and December 31, 2022, the remaining accrued contract loss balance of $3.3 million and $20.0 million, respectively, is included in Accounts Payable and Accrued Liabilities. The HALEU Operation Contract is funded incrementally and the DOE currently is obligated for costs up to approximately $38.8 million of the $125.9 million estimated transaction price for Phase 1, Phase 2, and additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $22.1 million through September 30, 2023.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table reconciles the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$183.3	$179.9
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	32.3	32.3
Total cash, cash equivalents and restricted cash	$215.8	$212.4

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $14.3 million denominated in euros as of September 30, 2023 and recorded $0.6 million in transaction losses in the three and nine months ended September 30, 2023.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	September 30, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$29.8	$—	$29.8
Workers Compensation	—	2.4	—	2.4
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$32.3	$0.2	$32.3

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by Centrus. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance. In March, May, and October 2022, the Company entered into three inventory loans that each required a cash deposit into an escrow fund. See Note 4, Inventories.

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

	September 30, 2023			December 31, 2022
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$25.3	$—	$25.3	$24.1	$—	$24.1
Uranium	185.5	0.4	185.1	185.1	60.8	124.3
Total	$210.8	$0.4	$210.4	$209.2	$60.8	$148.4

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or net realizable value.

The Company also may borrow SWU or uranium from customers or suppliers, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March 2023, the Company borrowed UF6 which was recorded to inventory at a value of $22.5 million. The inventory value was recorded based on the estimated fair market value of the inventory on the date of borrowing. The Company performs quarterly revaluations of the Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $0.6 million and $3.5 million, for the three and nine months ended September 30, 2023, respectively, and $0 and $5.5 million for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, the total liability of borrowed inventory was $84.6 million, of which $74.7 million was recorded in Long-Term Inventory Loans and $9.9 million was recorded in Accounts Payable and Accrued Liabilities. At December 31, 2022, the total liability of borrowed inventory was $58.6 million, of which $48.7 million was recorded in Long-Term Inventory Loans and $9.9 million was recorded in Accounts Payable and Accrued Liabilities.

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

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$40.7	$13.9	$54.6	$39.9	$14.7
Customer relationships	68.9	41.3	27.6	68.9	37.9	31.0
Total	$123.5	$82.0	$41.5	$123.5	$77.8	$45.7

6. DEBT

A summary of debt is as follows (in millions):

		September 30, 2023		December 31, 2022
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	15.3	6.1	21.4
Total		$6.1	$89.6	$6.1	$95.7

Interest on the Company’s 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of September 30, 2023 and December 31, 2022, $6.1 million of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets. Additional terms and conditions of the 8.25% Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$183.3	$—	$—	$183.3	$179.9	$—	$—	$179.9
Deferred compensation asset (a)	3.0	—	—	3.0	2.4	—	—	2.4

Liabilities:
Deferred compensation obligation (a)	$3.0	$—	$—	$3.0	$2.4	$—	$—	$2.4

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

Other Financial Instruments

As of September 30, 2023, and December 31, 2022, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	September 30, 2023			December 31, 2022
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$95.7	(b)	$71.0	$101.8	(b)	$68.8
(a) Based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees under two qualified defined benefit pension plans, one postretirement health and life benefit plan and two disqualified plans.

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service costs	$0.7	$0.7	$2.2	$2.0
Interest costs	6.9	4.7	20.8	14.3
Amortization of prior service costs (credits), net	—	(0.1)	(0.1)	(0.2)
Remeasurement gain	(0.9)	—	(0.9)	—
Expected return on plan assets (gains)	(7.7)	(8.9)	(23.2)	(26.7)
Net periodic benefit costs (credits)	$(1.0)	$(3.6)	$(1.2)	$(10.6)

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest costs	$1.2	$0.9	$3.7	$2.7
Amortization of prior service costs (credits), net	(0.1)	—	(0.1)	(0.1)
Net periodic benefit costs	$1.1	$0.9	$3.6	$2.6

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Loss (Income).

During the third quarter of 2023, the Company determined that it was probable that lump sum payouts for 2023 would be greater than the annual service and interest cost components of the annual net periodic benefit cost for one of its defined benefit pension plans, triggering a remeasurement. The Company’s defined benefit obligations for its pension plans was $527.3 million at December 31, 2022, of which $30.6 million related to this plan. The remeasurement resulted in a decrease in the benefit obligation and a corresponding net actuarial gain of $0.9 million for the three and nine months ended September 30, 2023. There were no pension plan remeasurements in the three and nine months ended September 30, 2022.

On October 12, 2023, the Company entered into an agreement with an insurer (“Insurer”) for one of its defined benefit plans to purchase a group annuity contract and transferred approximately $186.5 million of its pension plan obligations to the insurer. The purchase of the group annuity contract was funded directly by the assets of the pension plan of approximately $171.4 million. The purchase resulted in a transfer of benefit administrative responsibilities for approximately 1,400 beneficiaries effective December 1, 2023. The Company estimates that the income related to the pension settlement recognized in the fourth quarter will be approximately $15.1 million, dependent upon the final settlement and pricing of the annuity transaction. The settlement charge will be recognized in nonoperating components of net periodic benefit loss (income) in our consolidated statements of operations.

9. INCOME TAXES

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

Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment for 2023 through 2026, primarily from its long-term sales contracts. In the third quarter of 2023, Centrus released $7.7 million of the valuation allowance against federal net deferred taxes as a discrete item for the three months ended September 30, 2023. Centrus determined that the positive evidence of increased forecasted future income in the LEU segment based on existing sales Order Book and supply contracts along with commodity market forward pricing indicators, supported the release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus recorded a partial release of its federal valuation allowance.

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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator (in millions):
Net income (loss)	$8.2	$(6.1)	$28.1	$30.9

Denominator (in thousands):
Average common shares outstanding - basic	15,374	14,623	15,127	14,586
Potentially dilutive shares related to stock compensation awards and warrant	252	—	288	388
Average common shares outstanding - diluted	15,626	14,623	15,415	14,974

Net income (loss) per share (in dollars):
Basic	$0.53	$(0.42)	$1.86	$2.12
Diluted	$0.52	$(0.42)	$1.82	$2.06

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	—	401	1	—

11. STOCKHOLDERS’ EQUITY

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold, through its ATM offering at the market price, an aggregate of 722,568 shares of its Class A Common Stock in the three months ended March 31, 2023, for a total of $24.4 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $23.4 million. Additionally, the Company recorded direct costs of $0.2 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities. There were no sales of Class A Common Stock through the ATM offering in the three months ended September 30, 2023 or the nine months ended September 30, 2022.

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

12. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

The Russian government-owned entity TENEX is a major supplier of SWU to the Company. Under the 2011 TENEX Supply Contract, the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium hexafluoride to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX is subject to quotas under the RSA and U.S. legislation adopted in 2020 and to other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to perform under the TENEX Supply Contract is subject to (i) sanctions or restrictions that might be imposed by Russia, the United States, or other countries as a result of the war in Ukraine, or otherwise, (ii) customers and other parties who may object to receiving or handling Russian LEU or SWU, or (iii) suppliers and service providers seeking to limit their involvement with business related to Russia.

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

13. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
LEU segment:
Separative work units	$40.5	$7.7	$147.4	$106.0
Uranium	—	12.5	39.5	17.4
Total	40.5	20.2	186.9	123.4
Technical Solutions segment	10.8	13.0	29.7	44.2
Total revenue	$51.3	$33.2	$216.6	$167.6

Segment Gross Profit
LEU segment	$10.1	$1.3	$60.8	$63.6
Technical Solutions segment	1.2	1.0	1.5	5.9
Gross profit	$11.3	$2.3	$62.3	$69.5

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended September 30, 2023, three customers in the LEU segment individually represented $14.9 million, $12.5 million, and $8.7 million of revenue. In the nine months ended September 30, 2023, two customers in the LEU segment individually represented $54.1 million and $47.8 million of revenue. One customer in the Technical Solutions segment individually represented $10.7 million and $29.4 million of revenue in the three and nine months ended September 30, 2023, respectively.

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

Our LEU segment currently provides most of the Company’s revenue and involves the sale of enriched uranium, the fissile component of nuclear fuel primarily to utilities that operate commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in SWU. Centrus also sells natural uranium (the raw material needed to produce LEU) and occasionally sells uranium concentrates, uranium conversion or LEU with the natural uranium hexafluoride and SWU components combined into one sale.

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

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a slow and steady rise, reaching $56 per SWU by December 31, 2021. In 2022, spot prices increased substantially, reaching $110 per SWU by December 31, 2022. In 2023, spot prices continue to increase, reaching $138 on September 30, 2023. This represents an increase of 25% since the beginning of the year and 306% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven by uncertainty created as a result of Russia’s invasion of Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy.

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

Under the HALEU Demonstration Contract, Centrus completed construction of a cascade of sixteen AC100M centrifuges in Piketon, Ohio, for the DOE to demonstrate HALEU production. The HALEU Demonstration Contract was originally set to expire on June 1, 2022. However, the DOE extended the HALEU Demonstration Contract to November 30, 2022 with closeout activities to be completed this year. Due to challenges the DOE experienced in providing withdrawal cylinders as government furnished equipment, the DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the demonstration to a new, competitively awarded contract that provides for operations beyond the term of the HALEU Demonstration Contract. DOE incrementally funded the HALEU Demonstration Contract with total funding to date of $173.0 million.

On November 10, 2022, after a competitive solicitation, the DOE awarded the HALEU Operation Contract to the Company and work began on December 1, 2022. The base contract value is approximately $150 million in two phases through 2024. Phase 1 includes an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023.

Phase 2 of the contract includes continued operations and maintenance, and production for a full year at an annual production rate of 900 kilograms of HALEU UF6. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is obligated to provide the 5B cylinders necessary to collect the output of the cascade, but supply chain challenges have created difficulties for DOE in securing enough 5B cylinders for the entire year. Centrus’ delivery of the 900 kilograms is subject to the ability of DOE to provide the 5B cylinders on a timeline that allows for continuous production throughout the year. Centrus anticipates that any potential bottleneck in obtaining 5B cylinders will be temporary and that the supply chain for the 5B cylinders will ramp up over time now that HALEU production is under way.

To support the DOE in mitigating the risk of delayed delivery of 5B cylinders, the Company received technical direction from the DOE to procure compliant 5B cylinders and components while the contractual obligation to furnish compliant 5B cylinders under the HALEU Operation Contract continues to rest with the DOE. The Company is also performing additional work on infrastructure and facility repairs under DOE’s technical direction. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope for infrastructure and facility repairs, and costs associated with 5B cylinder refurbishment, for an estimated additional contract value of $5.8 million. On October 19, 2023, the DOE provided additional funding of $5.5 million for the additional scope under the HALEU Operation Contract. DOE is funding the contract incrementally with total funding to date of $38.8 million. The Company’s goal is to ultimately scale up production of HALEU, to meet the needs of new and existing reactors as well as national security and other U.S. government requirements for enriched uranium, subject to funding and/or off-take commitments.

On February 9, 2023, the Company announced that construction and initial testing of the demonstration cascade and most of the support systems were complete. On June 12, 2023, following the completion of its operational readiness reviews, the NRC issued a letter authorizing the Company to introduce uranium hexafluoride into the HALEU cascade of centrifuges. This is a critical milestone in advancing toward the production of HALEU and the final NRC approval required before starting enrichment operations. During the third quarter of 2023, the Company completed construction of the remaining support systems, including a fissile materials storage area, for HALEU storage. On September 6, 2023, the Company announced that it was conducting final system tests and other preparations so that production of HALEU could begin. On September 21, 2023, the NRC granted final approval for the company to produce the quantity of HALEU required by Phase 1 of the contract. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

The DOE is contemplating awarding additional contracts to ensure availability of HALEU for the ARDP and for the advanced reactor market in general, and received a $700 million congressional appropriation from the Inflation Reduction Act as a first step in establishing a domestic supply chain for HALEU. On June 5, 2023, the DOE issued two draft requests for proposals (“RFPs”) seeking public comment, the first focusing on production of HALEU and the second focusing on deconversion of HALEU into different forms used to fabricate fuels needed by various advanced reactor developers. Centrus submitted comments in response to the draft RFPs to ensure the RFP promotes deployment of HALEU capacity to meet U.S. commercial and government needs for HALEU produced with U.S. technology. The Company expects to submit a bid once a final RFP is issued, with the goal of expanding HALEU production capability at the Piketon facility, subject to availability of funding and/or off-take commitments. At the present, it is not clear whether DOE will adopt the Company’s RFP comments.

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

The Energy Act of 2020, which was signed into law in December 2020, requires the DOE to establish a program to support the availability of HALEU for civilian domestic research, development, demonstration, and commercial use. The Energy Act also reauthorized DOE nuclear energy research, development, demonstration, and commercial application activities, including advanced fuel, research and development for advanced reactors, used fuel technologies, and integration of nuclear energy systems for both existing plants and advanced nuclear concepts. It also authorized the funding of an ARDP which was launched by the DOE in May 2020. There are a number of advanced reactors under development that would use HALEU. Nine of the ten advanced reactor designs selected by the DOE for its ARDP will require HALEU. Various agencies of the U.S. government, including the U.S. Department of Defense, the Defense Advanced Research Projects Agency, and the DOE are building microreactors which demonstrates the focus on both the development of microreactors and HALEU. We believe our investments in advanced enrichment technology and our progress in demonstrating HALEU production will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels and also offers potential cost synergies for a return to LEU production.

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

According to the WNA, as of September 2023, there were 60 reactors under construction worldwide, about a third of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years, although natural gas prices in the U.S. electricity sector tripled between 2020 and 2022 according to data from the EIA. Twelve U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, one large reactor is currently under construction, and the DOE recently released a report outlining a pathway to deployment of approximately 200 gigawatts of additional capacity by 2050 which would triple the nuclear energy capacity in the United States.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2023 World Energy Outlook, nuclear generation is forecasted to grow by 25 percent by 2030 and 45 percent by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow by 47 percent by 2030 and more than double by 2040.

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. Eleven reactors in Japan have restarted, additional reactors are expected to restart through 2024, and more of Japan’s reactors are expected to restart in subsequent years. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

In October 2020, the DOC reached an agreement with the Russian Federation on an extension of the RSA, a trade agreement that allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to perform under our TENEX Supply Contract. This outcome allowed for sufficient quota for Centrus to continue serving its utility customers and support its investments in building new capacity. Use of this quota is subject to compliance with limitations under the RSA. These limitations include a requirement that we return natural uranium to TENEX for the LEU we receive under the TENEX Supply Contract at approximately the same time that we deliver the LEU to our customers. Our ability to meet this requirement depends on the capacity or willingness of the facilities where natural uranium is supplied to us by customers, to allow us to deliver this natural uranium to TENEX. We were recently notified by one facility that it will no longer receive natural uranium for TENEX. As a result, we will need to rely to a greater extent on deliveries at other processors or explore other options in order to comply with the RSA’s natural uranium delivery requirement.

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

On August 28, 2023, the Company and Oklo Inc. (“Oklo”) announced a new MOU to support the deployment of Oklo’s advanced fission powerhouses and advanced nuclear fuel production in Southern Ohio subject to a definitive agreement to be negotiated. Oklo and Centrus plan to enter into a broad range of collaboration programs supporting the development and operation of Oklo’s Aurora powerhouses, including supply of HALEU produced by Centrus at the Piketon, Ohio facility. Centrus also intends to buy clean, reliable, and affordable energy from Oklo’s planned Ohio plants to power its HALEU production facility.

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations and/or individuals. While sanctions imposed to date do not preclude the import of Russian uranium products into the United States, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, or implement the TENEX Supply Contract, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was recently extended to July 2024, but for so long as the sanctions remain in place, the shipper will require further extensions for us to continue to use the shipper for imports of this LEU beyond July 2024.

In response to the war in Ukraine, there have been proposals in the U.S. Congress and elsewhere to ban imports of uranium products that could cut off or reduce our ability to import LEU in one or more years under the TENEX Supply Contract. None of these proposals have been adopted as of the date of this filing, but in a recent fact sheet on the need for the U.S. Congress to provide additional funding for domestic initiatives, including $2.2 billion for U.S. enrichment capacity, the White House stated that a long-term ban on enriched uranium imports from the Russian Federation into the United States is needed for this funding to be successful.

The proposals represent a significant risk to our business because the TENEX Supply Contract is the major source of supply that the Company relies upon today to meet its delivery obligations and to earn the revenues needed to fund our advanced technology work. We are following these proposals closely and taking steps where possible to request changes that would improve prospects of securing a waiver if sanctions are imposed. However, given that our ability to secure a timely waiver is not assured under any circumstances, we believe these proposals could pose a risk of significant harm to our business if enacted.

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

Given the current uncertainty and disruption in the market, due to, among other things, the war in Ukraine, we are no longer providing guidance on our results of operations for 2023. Please see Forward Looking Statements at the beginning of this Quarterly Report on Form 10-Q.

Our Order Book in the LEU segment extends to 2030. As of September 30, 2023 and December 31, 2022, our Order Book was approximately $1.0 billion. The Order Book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $0.3 billion of deferred revenue and advances from customers as of September 30, 2023, whereby customers have made advance payments to be applied against future deliveries. No orders in our Order Book are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

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
•The potential for sanctions and other measures affecting the importation, sales or purchases of SWU or uranium or goods or services required for the sale, purchase, transportation or delivery of such SWU or uranium;
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
•The government’s inability to satisfy its obligations, including supplying government furnished equipment under its agreements with the Company or processing security clearances due to a shutdown or other reasons; and
•Market, international trade, and other conditions impacting Centrus’ customers and the industry.
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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 79% and 86% of our total revenue for the three and nine months ended September 30, 2023, respectively. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 42% of revenue from our LEU segment since 2021. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the nine months ended September 30, 2023 averaged approximately $6.4 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, of the Consolidated Financial Statements for further details.

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

Recent proposals to severely limit or cut off supply of LEU from Russia have drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 46% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private and/or government sources to come online.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for UF6, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
250
200
150
100
50
0
Dec-17
Jun-18
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Sep-23
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage in obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Under a customer contract that commenced deliveries in 2023, payments are denominated in euros and may be subject to exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, commencing in 2023, with prices payable in a combination of U.S. dollars and euros, but with a contract-defined exchange rate.

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

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$40.5	$7.7	$32.8	426%
Uranium revenue	—	12.5	(12.5)	(100)%
Total	40.5	20.2	20.3	100%
Cost of sales	30.4	18.9	11.5	61%
Gross profit	$10.1	$1.3	$8.8	677%

Technical Solutions segment
Revenue	$10.8	$13.0	$(2.2)	(17)%
Cost of sales	9.6	12.0	(2.4)	(20)%
Gross profit	$1.2	$1.0	$0.2	20%

Total
Revenue	$51.3	$33.2	$18.1	55%
Cost of sales	40.0	30.9	9.1	29%
Gross profit	$11.3	$2.3	$9.0	391%

Revenue

Revenue from the LEU segment was $40.5 million and $20.2 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $20.3 million (or 100%). The increase was due to the $32.8 million increase in SWU revenue, partially offset by the $12.5 million decrease in uranium revenue for the three months ended September 30, 2023. The increase in SWU revenue was due to a 326% increase in the volume of SWU sold and a 25% increase in the average price of SWU sold.

Revenue from the Technical Solutions segment was $10.8 million and $13.0 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $2.2 million (or 17%). The decrease was primarily related to the transition from the HALEU Demonstration Contract to the HALEU Operation Contract in late 2022. For the three months ended September 30, 2023, the HALEU Operation Contract generated $8.9 million in revenue. The HALEU Demonstration Contract generated $1.3 million in revenue for the three months ended September 30, 2023, compared to $11.7 million in revenue for the same period in 2022.

Cost of Sales

Cost of sales for the LEU segment was $30.4 million and $18.9 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $11.5 million (or 61%). The increase was due to a $23.9 million increase in SWU costs, partially offset by a $12.4 million decrease in uranium costs. The increase in SWU costs reflected a 326% increase in the volume of SWU sold and a 13% increase in the average unit cost of SWU sold. Cost of sales for the three months ended September 30, 2023 included $0.6 million for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $9.6 million and $12.0 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $2.4 million (or 20%). The decrease was related to a decrease of $10.8 million of costs associated with the HALEU Demonstration Contract and a decrease in costs of approximately $1.0 million associated with other contracts, partially offset by $9.4 million of costs incurred for the HALEU Operation Contract. For details on HALEU Demonstration Contract and HALEU Operation Contract accounting, refer to Technical Solutions Segment above.

Gross Profit

Gross profit for the LEU segment was $10.1 million and $1.3 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $8.8 million (or 677%). The increase for the three months ended September 30, 2023 was due primarily to the specific contract and pricing mix of SWU contracts and the timing of their deliveries quarter over quarter. This was reflected by an increase in the volume of SWU sold and an increase in the average profit margin per SWU.

Gross profit for the Technical Solutions segment was $1.2 million and $1.0 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $0.2 million (or 20%). The increase was attributable to the transition of work performed under the HALEU Demonstration Contract to the HALEU Operation Contract in late 2022.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$147.4	$106.0	$41.4	39%
Uranium revenue	39.5	17.4	22.1	127%
Total	186.9	123.4	63.5	51%
Cost of sales	126.1	59.8	66.3	111%
Gross profit	$60.8	$63.6	$(2.8)	(4)%

Technical Solutions segment
Revenue	$29.7	$44.2	$(14.5)	(33)%
Cost of sales	28.2	38.3	(10.1)	(26)%
Gross profit	$1.5	$5.9	$(4.4)	(75)%

Total
Revenue	$216.6	$167.6	$49.0	29%
Cost of sales	154.3	98.1	56.2	57%
Gross profit	$62.3	$69.5	$(7.2)	(10)%

Revenue

Revenue from the LEU segment was $186.9 million and $123.4 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $63.5 million (or 51%). The increase was due to a $41.4 million increase in SWU revenue and a $22.1 million increase in uranium revenue. The SWU revenue increase was primarily related to a 123% increase in the volume of SWU sold, partially offset by a 38% decrease in the average price of SWU sold.

Revenue from the Technical Solutions segment was $29.7 million and $44.2 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $14.5 million (or 33%). The decrease was primarily related to the transition from the HALEU Demonstration Contract to the HALEU Operation Contract in late 2022. For the nine months ended September 30, 2023, the HALEU Operation Contract generated $27.0 million of revenue. The HALEU Demonstration Contract generated $1.6 million in revenue for the nine months ended September 30, 2023 compared to $35.7 million in revenue for the same period in 2022. The remaining decrease was attributable to a decrease in revenue generated by other contracts.

Cost of Sales

Cost of sales for the LEU segment was $126.1 million and $59.8 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $66.3 million (or 111%). The increase was due to a $47.6 million increase in SWU costs and a $18.7 million increase in uranium costs. The SWU cost increase was primarily related to a 123% increase in the volume of SWU sold, partially offset by a 6% decrease in the average unit cost of SWU. Cost of sales for the nine months ended September 30, 2023 and 2022, included $3.5 million and $5.5 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $28.2 million and $38.3 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $10.1 million (or 26%). The decrease was related to a reduction in costs of approximately $28.6 million associated with the HALEU Demonstration Contract and a reduction in costs of approximately $9.2 million related to other contracts, partially offset by $27.7 million of costs incurred for the HALEU Operation Contract. For details on HALEU Demonstration Contract and HALEU Operation Contract accounting, refer to “Technical Solutions Segment” above.

Gross Profit

Gross profit for the LEU segment was $60.8 million and $63.6 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $2.8 million (or 4%). The decrease for the nine months ended September 30, 2023 was due primarily to the specific contract and pricing mix of SWU contracts and the timing of their deliveries quarter over the period. This was reflected by a decrease in the average profit margin per SWU, partially offset by an increase in the volume of SWU sold and an increase in uranium gross profit.

Gross profit for the Technical Solutions segment was $1.5 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $4.4 million (or 75%). The decrease was attributable to the transition of work performed under the HALEU Demonstration Contract to the HALEU Operation Contract in late 2022. In 2022, the HALEU Demonstration Contract transitioned to invoicing of all costs whereas most of the invoicing under the HALEU Operation Contract reflected a 50% cost-share.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Gross profit	$11.3	$2.3	$9.0	391%
Advanced technology costs	3.3	5.4	(2.1)	(39)%
Selling, general and administrative	9.3	8.6	0.7	8%
Amortization of intangible assets	1.4	1.1	0.3	27%
Special charges for workforce reductions	0.2	—	0.2	n/a
Operating loss	(2.9)	(12.8)	9.9	77%
Nonoperating components of net periodic benefit income	(0.6)	(4.4)	3.8	86%
Interest expense	0.4	0.1	0.3	300%
Investment income	(2.3)	(0.6)	(1.7)	(283)%
Other income, net	(1.0)	—	(1.0)	n/a
Income (loss) before income taxes	0.6	(7.9)	8.5	108%
Income tax benefit	(7.6)	(1.8)	(5.8)	(322)%
Net income (loss) and comprehensive income (loss)	$8.2	$(6.1)	$14.3	234%

Advanced Technology Costs

Advanced technology costs were $3.3 million and $5.4 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $2.1 million (or 39%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Nonoperating Components of Net Periodic Benefit Income

Nonoperating components of net periodic benefit income was $0.6 million and $4.4 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $3.8 million (or 86%). Nonoperating components of net periodic benefit income consist primarily of the expected return on plan assets and the remeasurement related to lump sum payouts, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Investment Income

Investment income was $2.3 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $1.7 million (or 283%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to an increase in interest rates.

Income Tax Benefit

Income tax benefit was $7.6 million and $1.8 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $5.8 million (or 322%). Income tax benefit in all periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. In addition, a decrease to the federal tax valuation allowance of $7.7 million was recorded during the three months ended September 30, 2023. For the three months ended September 30, 2022, there was no change to the tax valuation allowance. For more information about the valuation allowance, see Note 9, Income Taxes, of the Consolidated Financial Statements and Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022.

Net Income (Loss) and Comprehensive Income (Loss)

Net income was $8.2 million compared to a net loss of $6.1 million for the three months ended September 30, 2023 and 2022, respectively, a change of $14.3 million (or 234%). The change of $14.3 million was primarily attributable to a $8.8 million increase in gross profit from the LEU segment, a $5.8 million increase in income tax benefit, and a $0.2 million increase in gross profit from the Technical Solutions segment, partially offset by a $3.8 million decrease in nonoperating components of net periodic benefit income.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Gross profit	$62.3	$69.5	$(7.2)	(10)%
Advanced technology costs	10.8	10.0	0.8	8%
Selling, general and administrative	27.4	24.4	3.0	12%
Amortization of intangible assets	4.2	6.2	(2.0)	(32)%
Special charges for workforce reductions	0.1	0.5	(0.4)	(80)%
Operating income	19.8	28.4	(8.6)	(30)%
Nonoperating components of net periodic benefit loss (income)	0.1	(11.1)	11.2	101%
Interest expense	0.9	0.1	0.8	800%
Investment income	(6.4)	(0.8)	(5.6)	(700)%
Other income, net	(1.0)	—	(1.0)	n/a
Income before income taxes	26.2	40.2	(14.0)	(35)%
Income tax expense (benefit)	(1.9)	9.3	(11.2)	(120)%
Net income and comprehensive income	$28.1	$30.9	$(2.8)	(9)%

Selling, General and Administrative

Selling, general and administrative costs were $27.4 million and $24.4 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $3.0 million (or 12%). This increase was due primarily to an increase in employee-related expenses, including equity related compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $4.2 million and $6.2 million in the nine months ended September 30, 2023 and 2022, respectively, a decrease of $2.0 million (or 32%). Amortization expense for the intangible asset related to the September 2014 Order Book is a function of SWU sales volume under that Order Book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to a loss of $0.1 million and income of ($11.1) million for the nine months ended September 30, 2023 and 2022, respectively, a change of $11.2 million (or 101%). Nonoperating components of net periodic benefit loss (income) consist primarily of the expected return on plan assets and the remeasurement related to lump sum payouts, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits, of the Consolidated Financial Statements.

Investment Income

Investment income was $6.4 million and $0.8 million in the nine months ended September 30, 2023 and 2022, respectively, an increase of $5.6 million (or 700%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to an increase in interest rates.

Income Tax Expense (Benefit)

Income tax benefit was $1.9 million and income tax expense was $9.3 million in the nine months ended September 30, 2023 and 2022, respectively, a decrease to the income tax expense of $11.2 million (or 120%). Income tax benefit for the nine months ended September 30, 2023 resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items, and a decrease of $7.7 million to the federal tax valuation allowance. Income tax expense for the nine months ended September 30, 2022 resulted from applying the annual effective tax rate to year-to-date income from continuing operations adjusted for discrete items. There was no change to the tax valuation allowance during the nine months ended September 30, 2022. For more information about the valuation allowance, see Note 9, Income Taxes, of the Consolidated Financial Statements and Note 13, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2022.

Net Income and Comprehensive Income

Net income was $28.1 million and $30.9 million in the nine months ended September 30, 2023 and 2022, respectively, a decrease of $2.8 million (or 9%). The decrease was primarily attributable to a decrease in nonoperating components of net periodic benefit income of $11.2 million, a decrease in gross profit of $4.4 million in the Technical Solutions segment and $2.8 million in the LEU segment, partially offset by a $11.2 million increase in income tax benefit and a $5.6 million increase in investment income.

Liquidity and Capital Resources

As of September 30, 2023, the Company had a consolidated cash and cash equivalents balance of $183.3 million. In addition, there was $29.8 million of restricted cash related to three inventory loans, which required a cash deposit into an escrow fund. See Note 3, Cash, Cash Equivalents, and Restricted Cash of the Consolidated Financial Statements. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

On October 12, 2023, the Company entered into an agreement with an insurer (“Insurer”) for one of its defined benefit plans to purchase a group annuity contract and transferred approximately $186.5 million of its pension plan obligations to the insurer. The purchase of the group annuity contract was funded directly by the assets of the pension plan of approximately $171.4 million. The purchase resulted in a transfer of benefit administrative responsibilities for approximately 1,400 beneficiaries effective December 1, 2023. The Company estimates that the income related to the pension settlement recognized in the fourth quarter will be approximately $15.1 million, dependent upon the final settlement and pricing of the annuity transaction. The settlement charge will be recognized in nonoperating components of net periodic benefit loss (income) in our consolidated statements of operations.

We are also actively considering and expect to consider potential strategic transactions from time to time, which at any given time may be in various stages of discussion, diligence, or negotiation. These could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies, or changes to our capital structure. In connection with any such transaction, we would seek to satisfy these needs through a combination of working capital, cash generated from operations, or additional debt or equity financing.

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(8.8)	$(35.1)
Cash used in investing activities	(1.1)	(0.6)
Cash provided by (used in) financing activities	13.9	(8.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.6)	—
Increase (decrease) in cash, cash equivalents and restricted cash	$3.4	$(43.8)

Operating Activities

For the nine months ended September 30, 2023, net cash used in operating activities was $8.8 million. The net decrease was primarily due to approximately $251.0 million of disbursements for operations, of which approximately $200.0 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements including corporate administration, benefits claims, and advanced technology costs. These cash outflows were partially offset by approximately $242.0 million in cash collected from customers, investment income, and reimbursements for postretirement health and life benefits paid by the Company.

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

Investing Activities

Capital expenditures were $1.1 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities

For the nine months ended September 30, 2023, cash of $23.2 million was provided from the net proceeds related to the issuance of 722,568 shares of Class A Common Stock under an ATM offering. For both the nine months ended September 30, 2023 and 2022, payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$183.3	$179.9
Accounts receivable	9.4	38.1
Inventories, net	210.4	148.4
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(156.7)	(137.5)
Other current assets and liabilities, net	(45.7)	(84.9)
Working capital	$194.6	$137.9

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

Common Stock Issuance

The Company sold an aggregate of 722,568 shares of its Class A Common Stock at the market price for a total of $24.4 million during the nine months ended September 30, 2023. After expenses and commissions paid to the agents, the Company’s proceeds totaled $23.4 million. Additionally, the Company recorded direct costs of $0.2 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities. There were no sales of Class A Common Stock through the ATM offering in the nine months ended September 30, 2022.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at September 30, 2023.

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

As of September 30, 2023, the end of the period covered by this Quarterly Report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 12, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part I of this Quarterly Report.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Modification 4 to Agreement, dated September 28, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.2	Modification 5 to Agreement, dated October 19, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.3
Letter agreement, dated April 28, 2023, by and between Joint Stock Company “TENEX” and United States Enrichment Corporation (certain information has been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed). (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

November 8, 2023	/s/ Kevin J. Harrill
Kevin J. Harrill
Senior Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)