Form 10-K
period 2023-12-31
CENTRUS ENERGY CORP
filed 2024-02-09
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2023, was $411.7 million. As of February 1, 2024, there were 14,956,434 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Board	Separate Board of Directors at Enrichment Corp., a subsidiary of Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation
Oak Ridge	Technology and Manufacturing Center in Oak Ridge, Tennessee
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky formerly operated by Enrichment Corp.
Piketon	Production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to 1993, when it was a wholly-owned government corporation

Other Terms and Abbreviations
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
2014 Plan	The Company’s 2014 Equity Incentive Plan
2019 Plan	The Company’s 2019 Executive Incentive Plan
5B Cylinders	Storage cylinders for HALEU UF6 produced by the cascade
8.25% Notes	8.25% Notes, maturing February 2027
Annual Meeting	The Company’s annual meeting of shareholders
ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At the Market
Atomic Energy Act	Atomic Energy Act of 1954
Centrifuge IP	Centrifuge Technology Intellectual Property
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share
CNEIC	China Nuclear Energy Industry Corporation
COBC	Centrus’ Code of Business Conduct
Code	Internal Revenue Code of 1986
Common Stock	Class A Common Stock and Class B Common Stock
Consent Solicitation	Consent solicitation related to the results of the 2021 tender offer
COVID-19	2019 Novel Coronavirus
D&D	Decontamination & Decommissioning
DOC	U.S. Department of Commerce
DOE	U.S. Department of Energy
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Exchange Agreement	Exchange Agreement entered into by the Company and Kulayba LLC, dated February 2, 2021
FAR	U.S. Government’s Federal Acquisition Regulations
HALEU	High Assay Low-Enriched Uranium

HALEU Demonstration Contract	Three-year, $115 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO
HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IEA	International Energy Agency
IT	Information Technology
ITC	U.S. International Trade Commission
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
MB Group	Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc.
Natural Uranium	Raw material needed to produce LEU and HALEU
NAV	Net asset value
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NRV	Net realizable value
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with Orano in 2018
Order Book	LEU Segment order book of sales under contract
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
RFP	Request for Proposal
Rosatom	Russian State Atomic Energy Corporation
RSA	1992 Russian Suspension Agreement, as amended
SARs	Stock appreciation rights
SEC	U.S. Securities & Exchange Commission
SWU	Separative work unit
Technical Solutions	The Centrus Energy Corp. business segment which offers technical, manufacturing, engineering, and operations services to public and private sector customers
TENEX	Russian government-owned entity TENEX, Joint-Stock Company
TENEX Supply Contract	Agreement with TENEX through 2028
TRISO	Tri-Structural Isotopic fuel manufacturing process
U.S. GAAP	Generally accepted accounting principles in the United States
U235	Uranium-235 isotope
U238	Uranium-238 isotope
U3O8	Uranium oxide, aka “yellowcake”
UF6	Uranium hexafluoride
URENCO	Urenco, Limited, a consortium owned or controlled by the British and Dutch governments and two German utilities
USW	United Steelworkers Local 689-5 union
Voting Agreement Amendment	The Company’s amendment to its existing Voting and Nomination Agreement with the MB Group
Voting Rights Agreement	The Company’s agreement with the MB Group entered into in December 2022

Warrant	Warrant to purchase common stock of Centrus Energy Corp., held by Kulayba LLC and dated February 2, 2021
New Warrant	Amended Warrant to extend the terms of the Warrant held by Kulayba LLC
WNA	World Nuclear Association

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

The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, including those factors discussed in (a) Part I, Item 1A. Risk Factors, (b) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 8. Financial Statements and Supplementary Data: Note 17, Commitments and Contingencies, and (d) other factors discussed in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K unless required by law.

For Centrus, particular risks and uncertainties (hereinafter “risks”) that could cause our actual future results to differ materially from those expressed in our forward-looking statements include but are not limited to the following and which are, and may be, exacerbated by any worsening of the global business and economic environment include but are not limited to the following:

Risks related to the war in Ukraine primarily include:
•risks related to the war in Ukraine and geopolitical conflicts and the imposition of sanctions or other measures by (i) the U.S. or foreign governments and institutions, (ii) organizations (including the United Nations or other international organizations), or (iii) entities (including private entities or persons), that could directly or indirectly impact our ability to obtain, deliver, transport, or sell LEU or the SWU and natural uranium hexafluoride components of LEU delivered to us under the TENEX Supply Contract or make related payments or deliveries of natural uranium hexafluoride to TENEX;
•risks related to proposed legislation to ban imports of Russian LEU into the United States or similar bills become law and the potential inability to secure a waiver or other exception from the ban in a timely manner or at all in order to allow us to continue importing Russian LEU under the TENEX Supply Contract;
•risks related to the refusal or inability of TENEX to deliver LEU to us if, among other reasons, (i) U.S. or foreign government sanctions are imposed on LEU from Russia or on TENEX, (ii) for any reason, TENEX is unable or unwilling to deliver LEU, receive payments, receive the return of natural uranium hexafluoride, or conduct other activities related to the TENEX Supply Contract; or (iii) TENEX elects, or is directed (including by its owner or the Russian government), to limit or stop transactions with us or with the United States or other countries; and
•risks related to disputes with third parties, including contractual counterparties, that could result if we are unable to receive timely deliveries of LEU under the TENEX Supply Contract.

Risks related to economic and industry factors primarily include:
•risks related to whether or when government funding or demand for HALEU for government or commercial uses will materialize and at what level;
•risks regarding funding for continuation and deployment of the American Centrifuge technology;
•risks related to (i) our ability to perform and absorb costs under the HALEU Operation Contract, (ii) our ability to obtain new contracts and funding to be able to continue operations and (iii) our ability to obtain and/or perform under other agreements;
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
•risks related to natural and other disasters, including the continued impact of the March 2011 earthquake and tsunami in Japan, on the nuclear industry and on our business, results of operations and prospects;
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
•risks related to the fact that we face significant competition from major LEU producers who may be less cost sensitive or are wholly or partially government-owned;
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

•risks related to the government’s inability to satisfy its obligations, including supplying government furnished equipment necessary for us to produce and deliver HALEU under the HALEU Operation Contract and processing security clearance applications due to a government shutdown or other reasons;
•risks related to our ability to obtain the government’s approval to extend the term of, or the scope of permitted activities under, our lease in Piketon, Ohio;
•risk related to cybersecurity incidents that may impact our business operations;
•risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Operation Contract, including the risk that costs that we must bear could be higher than expected and the risk related to complying with stringent government contractual requirements; and,
•risks related to a government shutdown that could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to make timely payments, and our ability to perform our U.S. government contracts and successfully compete for our work.

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
•risks related to actions, including reviews or audits, that may be taken by the U.S. government, the Russian government, or other governments that could affect our ability to perform under our contractual obligations or the ability of our sources of supply to perform under their contractual obligations to us;
•risks related to our ability to perform and receive timely payment under our agreements with the DOE or other government agencies, including risks related to the ongoing funding by the government and potential audits;

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
•risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites that we no longer operate, including the Paducah, Kentucky, and Portsmouth, Ohio, GDPs; and
•other risks discussed in this and our other filings with the SEC.

For a more detailed discussion of these risks and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see (a) Part I, Item 1A, Risk Factors, (b) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 8, Financial Statements and Supplementary Data: Note 17, Commitments and Contingencies, and (d) other factors discussed in our filings with the SEC. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

PART I
Item 1. Business

Overview

Centrus Energy Corp., a Delaware corporation, is a trusted supplier of nuclear fuel components and services for the nuclear power industry, which provides a reliable source of carbon-free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly-owned subsidiaries as well as the predecessor to Centrus, unless the context otherwise indicates. We were incorporated in 1998 as part of the privatization of the U.S. government’s uranium enrichment enterprise.

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

Our LEU segment provides most of the Company’s revenue and involves the sale of enriched uranium, the fissile component of nuclear fuel, primarily to utilities that operate commercial nuclear power plants. The majority of these sales are for the enrichment component of LEU, which is measured in SWU. Centrus also sells natural uranium hexafluoride (the raw material needed to produce LEU) and occasionally sells uranium concentrates, uranium conversion, or LEU with the natural uranium hexafluoride and SWU components combined into one sale.

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

Our global Order Book includes long-term sales contracts with major utilities through 2030. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade designed to allow us to fill our existing customer orders and make new sales. A market-related price reset provision in the TENEX Supply Contract, which is our largest supply contract, occurred in 2018 and took effect at the beginning of 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins since 2019.

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

Our Technical Solutions segment is dedicated to the restoration of America’s domestic uranium enrichment capability in order for us to play a critical role in meeting U.S. national security and energy security requirements and advancing America’s nonproliferation, energy, and climate objectives. Our Technical Solutions segment also is focused on repairing broken and vulnerable supply chains, providing clean energy jobs, and supporting the communities in which we operate. Our goal is to deliver major components of the next-generation nuclear fuels that will power the future of nuclear energy as it provides reliable carbon-free power around the world.

The United States has not had domestic uranium enrichment capability suitable to meet U.S. national security requirements since the Paducah GDP shut down in 2013. DOE continues to draw down its finite stockpile of Cold War-era enriched uranium but is expected to need a new source of U.S.-origin enrichment in the future. Longstanding U.S. policy and binding nonproliferation agreements prohibit the use of foreign-origin enrichment technology for U.S. national security missions. Our AC100M centrifuge currently is the only deployment-ready U.S. uranium enrichment technology that can meet these national security requirements.

Centrus is pioneering U.S. production of HALEU, enabling the deployment of a new generation of HALEU-fueled reactors to meet the world’s growing need for carbon-free power. On October 11, 2023, the Company announced that it began enrichment operations at its HALEU production facility in Piketon, Ohio under its contract with DOE. HALEU is a high-performance nuclear fuel component which will be required by a number of advanced reactor and fuel designs that are now under development for commercial and government uses. While existing reactors typically operate on LEU with the U235 concentration below 5%, HALEU is further enriched so that the U235 concentration is between 5% and 20%. The higher U235 concentration offers a number of potential advantages, which may include better fuel utilization, improved performance, fewer refueling outages, simpler reactor designs, reduced waste volumes, and greater nonproliferation resistance.

The lack of HALEU supply is widely viewed as a major obstacle to the successful commercialization of these new reactors. For example, in surveys of advanced reactor developers conducted by the U.S. Nuclear Industry Council in 2020 and 2021, respondents indicated that the number one issue that “keeps you up at night” was access to HALEU. As the only company with a license from the NRC actively enriching up to 20% U235 assay HALEU and that is operating a small scaled HALEU production facility, Centrus is uniquely positioned to fill a critical gap in the supply chain and facilitate the deployment of these promising next-generation reactors.

The war in Ukraine has contributed to a significant increase in market prices for enrichment and (along with proposed legislation to limit imports of LEU from Russia) has prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production but also for LEU production to support the existing fleet of reactors. As a result, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which could bring operational synergies while increasing sales opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding and offtake commitments.

Under the HALEU Demonstration Contract signed in 2019, Centrus constructed and installed a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The HALEU Demonstration Contract was originally set to expire on June 1, 2022. However, the DOE extended the HALEU Demonstration Contract to November 30, 2022. The Company is currently performing closeout activities on the HALEU Demonstration Contract. Due to challenges the DOE experienced in providing withdrawal cylinders as government furnished equipment, the DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the demonstration to a new, competitively awarded contract that provides for operations beyond the term of the HALEU Demonstration Contract. DOE incrementally funded the HALEU Demonstration Contract with total funding to date of $173.0 million.

On November 10, 2022, after a competitive solicitation, the DOE awarded the HALEU Operation Contract to the Company’s subsidiary. Work began on December 1, 2022. The base contract value is approximately $150 million in two phases through 2024. Phase 1, which was completed in November 2023, included an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade support systems, begin operations and produce the initial 20 kilograms of HALEU UF6.

Phase 2 of the contract includes continued operations and maintenance and production for a full year at an annual production rate of 900 kilograms of HALEU UF6. The DOE owns the HALEU produced from the demonstration cascade. In Phase 2, Centrus is being compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges have created difficulties for DOE in securing enough 5B Cylinders for the entire production year. To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components while the contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. The Company is also performing additional work on infrastructure and facility repairs under separate DOE technical direction and subsequent contract modification. For further details refer to Business - Technical Solutions - Government Contracting.

The DOE is contemplating awarding additional contracts to ensure availability of HALEU for the ARDP and for the advanced reactor market in general, and received a $700 million congressional appropriation from the Inflation Reduction Act as a first step in establishing a domestic supply chain for HALEU. On November 28, 2023, the DOE issued an RFP focusing on deconversion of HALEU and on January 9, 2024, issued an RFP focusing on the production of HALEU. The Company expects to submit bids for both RFPs, with the goal of expanding HALEU production capability at the Piketon facility and building a deconversion facility, subject to, among other things, availability of funding and/or offtake commitments.

For further details, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook. For a discussion of the potential risks and uncertainties facing our business, see Part I, Item 1A, Risk Factors.

Low Enriched Uranium

LEU consists of two components: SWU and natural uranium hexafluoride. Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU,
•sales of natural uranium hexafluoride, uranium concentrates, or uranium conversion, and
•sales of enriched uranium product that include both the natural uranium hexafluoride and SWU components of LEU.

Our LEU segment accounted for approximately 84% of our total revenue for the year ended December 31, 2023. The majority of our customers are domestic and international utilities that operate nuclear power plants. Our agreements with electric utilities are primarily medium-term and long-term, fixed-commitment contracts. Under these contracts, customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts.

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

SWU is a standard unit of measurement that represents the effort required to separate natural uranium between enriched uranium, having a higher percentage of U235, and depleted uranium, having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium hexafluoride deemed to be contained in LEU under this formula is referred to as its uranium or “feed” component.

While in some cases customers purchase both the SWU and uranium components of LEU from us, utility customers typically provide the natural uranium hexafluoride to us as part of their enrichment contracts and in exchange we deliver LEU to these customers and charge for the SWU component. Title to natural uranium hexafluoride provided by customers generally remains with the customer until Centrus delivers the LEU, at which time title to the LEU is transferred to the customer, and Centrus takes title to the natural uranium hexafluoride.

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
Nuclear Power Plant. The fuel assemblies are loaded into nuclear reactors to create energy from a controlled chain reaction. Nuclear power plants generate approximately 18% of U.S. electricity and 10% of the world’s electricity.
Used Fuel Storage. After the nuclear fuel has been in a reactor for several years its efficiency is reduced and the assembly is removed from the reactor’s core. The used fuel is warm and radioactive and is kept in a deep pool of water for several years. Many utilities have elected to then move the used fuel into steel or concrete and steel casks for interim storage.

LEU Segment Order Book

Our Order Book extends to 2030. As of December 31, 2023, and December 31, 2022, our Order Book was approximately $1.0 billion. The Order Book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $0.3 billion of deferred revenue and advances from customers as of December 31, 2023, whereby customers have made advance payments to be applied against future deliveries. No orders in our Order Book are considered at risk related to customer operations. This Order Book is for the LEU segment only; it does not include the HALEU Operation Contract or other work in our Technical Solutions segment.

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

Suppliers

We have a diverse base of supply that includes:
•existing inventory of LEU (Refer to Part II, Item 8, Financial Statements and Supplemental Data: Note 4, Inventories, in the Consolidated Financial Statements in Part IV of this Annual Report);
•long-term contracts with enrichment producers;
•purchases and loans from secondary sources, including fabricators and utility operators of nuclear power plants that have excess inventory; and
•spot purchases of SWU, uranium, and LEU.

We aim to continue to further diversify this base of supply and take advantage of opportunities to obtain additional short and long-term supplies of LEU. Currently, our largest suppliers of SWU is TENEX followed by the French government-owned company, Orano.

Under the TENEX Supply Contract, we purchase SWU contained in LEU, and we deliver natural uranium hexafluoride to TENEX for the LEU’s uranium component. The TENEX Supply Contract extends through 2028. We typically pay for the SWU contained in the LEU and supply natural uranium to TENEX for the natural uranium component. SWU pricing is determined by a formula using a combination of market-related price points and other factors. The LEU that we obtain from TENEX under the TENEX Supply Contract currently is subject to quotas and other restrictions under the RSA between the United States and the Russian Federation which governs exports of Russian uranium products to the United States. Currently, these quotas allow us to supply Russian LEU to our U.S. customers through 2028. The terms of the RSA, as extended, were adopted into law by the U.S. Congress in the Consolidated Appropriations Act, 2021. Refer to Item 1A, Risk Factors - Operational Risks for further discussion.

Centrus will need to make additional sales to place all the Russian LEU required to meet our SWU purchase obligations to TENEX. Although the RSA quotas cover most of the LEU that we must order to fulfill our purchase obligations under the TENEX Supply Contract, we expect that a small portion of the Russian LEU that we order during the term of the TENEX Supply Contract will need to be delivered to customers that will use it in non-U.S. reactors.

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations and/or individuals. In December 2023, for example, the U.S. House of Representatives passed H.R. 1042, the “Prohibiting Russian Uranium Imports Act”, that, if enacted into law, would ban imports of LEU from Russia beginning ninety (90) days after the date of enactment. The Secretary of Energy could waive this ban for imports prior to January 1, 2028 where there is no alternative viable source of LEU to sustain the continued operation of a nuclear reactor or a U.S. nuclear energy company or where the imports are in the national interest. The prospects for H.R. 1042, which still needs Senate approval and Presidential signature, to become law remain uncertain. Similar legislation was adopted by the Senate Committee on Energy and Natural Resources in July 2023 and the White House endorsed the idea of a long-term ban on imports of enriched uranium in an October 2023 fact sheet on funding priorities. To date, however, other than the quotas and provisions of the RSA and the law implementing the RSA, there are no U.S. sanctions on imports of LEU into the United States.

Sanctions imposed by other countries to date also do not preclude the import of Russian uranium products into the United States. However, it is possible that additional restrictions could be added that would affect our ability to purchase and re-sell Russian uranium enrichment, or implement the TENEX Supply Contract, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was recently extended to early July 2024, but for so long as the Canadian sanctions remain in place, the shipper will require further extensions of the permit for us to continue to use the shipper beyond July 2024.

Any proposal for a U.S. ban on LEU imports represents a significant risk to our business because the TENEX Supply Contract is the major source of supply that the Company relies upon today to meet its delivery obligations and to earn the revenues needed to fund our advanced technology work. Through 2027, well over one-half of the LEU that we expect to deliver to customers is anticipated to come from material supplied to us under the TENEX Supply Contract. While we have other sources, they are not sufficient to replace the TENEX supply. Refer to Item 1A, Risk Factors- Economic and Industry Risks - Dependence on our largest customers or suppliers could adversely affect us.

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future.

Given all of the foregoing, we continue to monitor the situation closely and assess the potential impact of any new sanctions and how the impact on the Company might be mitigated. Refer to Part I, Item 1A, Risk Factors - Operational Risks and - War in Ukraine Risks, for further discussion.

We also have an agreement with Orano for the long-term supply of SWU contained in LEU, with deliveries that commenced in 2023. Under the Orano Supply Agreement, we purchase SWU contained in LEU received from Orano, and then deliver natural uranium to Orano for the natural uranium feed component of LEU. We recently exercised our option to extend the six-year purchase period for an additional two years, electing to take the additional supply in 2029 and 2030. The Orano Supply Agreement provides flexibility to adjust purchase volumes, subject to annual minimums and maximums, in fixed amounts that vary year by year. The pricing for the purchased SWU is determined by a formula that uses a combination of market-related price points and other factors, and is subject to certain floors and ceilings. Prices are payable in a combination of U.S. dollars and euros.

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

Technical Solutions

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing, and operations services being performed under the HALEU Operation Contract. Subject to the availability of sufficient funding and offtake commitments, our goal is to expand our uranium enrichment capacity to meet the full range of U.S. government and commercial requirements for enriched uranium. With our government and private sector customers, we seek to leverage our domestic enrichment experience, as well as our engineering know-how and precision manufacturing facility to assist customers with a range of engineering, design and advanced manufacturing projects, including the production of fuel for next-generation nuclear reactors and the development of related facilities. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Government Contracting

On October 31, 2019, we signed the cost-share HALEU Demonstration Contract with the DOE to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The three-year program commenced on May 31, 2019, when the Company and the DOE signed an interim HALEU letter agreement that allowed work to begin while the full contract was being finalized. We have significantly invested in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our technology and manufacturing center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio. The Company entered into this cost-share contract with the DOE as a critical first step on the road back to the commercial production of enriched uranium, which the Company had terminated in 2013 with the closure of the Paducah GDP. Under the 2019 HALEU Demonstration Contract, the Company constructed and installed 16 centrifuges for eventual site operations and HALEU production. Additionally, the Company designed, procured, and installed most of the necessary support systems. Centrus currently is the only company with an NRC license to enrich uranium up to the 20% U-235 concentration that is contained in HALEU and is the only company known to us to produce HALEU outside of Russia.

Under the HALEU Demonstration Contract, the DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE modified the contract several times to increase the total contract funding to $173.0 million. The HALEU Demonstration Contract’s period of performance ended in November 2022. Costs under the HALEU Demonstration Contract included program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. Services provided under the contract included constructing and installing centrifuge machines and related infrastructure, and training and qualifying the workforce for operation of the facility. When estimates of total costs for such an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. Our corporate costs supporting the program are recognized as expense, as incurred over the duration of the contract term. The previously accrued loss on the HALEU Demonstration Contract was realized over the contract term.

During the HALEU Demonstration Contract, the DOE experienced a supply chain delay in obtaining HALEU 5B Cylinders. Since it was not possible to begin HALEU production without the 5B Cylinders, it was not possible to complete the operational portion of the HALEU Demonstration Contract before the expiration date of the contract. As a result, the DOE elected to change the scope of the HALEU Demonstration Contract and move the operational portion of the demonstration to a new, competitively-awarded, contract that provides for operations beyond the term of the HALEU Demonstration Contract. Under the HALEU Demonstration Contract, Centrus completed construction of a cascade of 16 AC100M centrifuges in Piketon, Ohio, for the DOE to demonstrate HALEU production. The HALEU Demonstration Contract was originally set to expire on June 1, 2022. However, the DOE extended the HALEU Demonstration Contract to November 30, 2022. The Company is currently performing closeout activities on the HALEU Demonstration Contract.

As discussed above, the Company began work on the HALEU Operation Contract on December 1, 2022. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process. The portion of the Company’s anticipated cost share under Phase 1 of the HALEU Operation Contract representing the Company’s share of projected program costs was recognized in Cost of Sales as an accrued loss in the fourth quarter ended December 31, 2022, and was adjusted over the Phase 1 contract term based on actual results and remaining program cost projections.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. The Company has filed a license amendment to increase its possession limit above 900 kilograms of HALEU UF6 and expects to receive NRC approval prior to reaching its current possession limit.

Under the HALEU Operation Contract, the DOE is contractually required to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges have created difficulties for the DOE in securing enough 5B Cylinders for the entire production year. Centrus’ delivery of the 900 kilograms was conditioned on the DOE’s ability to provide the 5B Cylinders on a timeline that allowed for continuous production throughout Phase 2 of the contract. During periods where 5B Cylinders are insufficient, the Company will not be able to produce HALEU, but will be able to continue operations of the cascade and perform preventive maintenance and regulatory compliance type activities. Centrus anticipates that the delays in obtaining 5B Cylinders will be temporary, but no longer expects to achieve delivery of the 900 kilograms of HALEU UF6 anticipated for Phase 2 of the contract which extends to November 2024. The target fee for Phase 2 of the contract had been estimated to be $7.5 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million.

To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components, while the contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. The Company also is performing additional work on infrastructure and facility repairs under the DOE’s technical direction. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope, which are not subject to cost-share, for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million. On October 19, 2023, the DOE provided additional funding of $5.5 million for the additional scope under the HALEU Operation Contract.

Centrus believes it is well positioned to compete for any follow-on contract(s) to expand HALEU production capability at the Piketon site. As discussed above, on November 28, 2023, the DOE issued an RFP focusing on deconversion of HALEU and on January 9, 2024, issued an RFP focusing on the production of HALEU. The Company expects to submit bids on both RFPs.

For further details, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook.
Commercial Contracting

In 2021, Centrus entered into a task order type services agreement with X-energy to provide services for detailed design of the TRISO fuel fabrication facility and various support services for establishing their TRISO Research and Development Center. X-energy is funded under the current DOE cooperative agreement titled ARDP. Centrus performed services pursuant to specific task orders, the last of which ended in March 2023. The services agreement expires on December 31, 2027, unless earlier terminated at the discretion of X-energy, but there are no active task orders pending.

Competition and Foreign Trade

It is estimated that the enrichment industry market for commercial nuclear reactors powered by LEU is currently about 50 million SWU per year. Our global market share of enrichment for the LEU market is less than 5%. Global LEU suppliers in our highly competitive industry compete on the basis of price and reliability of supply. The four largest LEU suppliers comprise over 95% of market share combined are as follows:
•Rosatom, a Russian government entity, which sells LEU through its wholly-owned subsidiary TENEX;
•Urenco, a consortium of companies owned or controlled by the British and Dutch governments and two German utilities;
•CNEIC, a company owned by the Chinese government; and
•Orano, a company largely owned by the French government, and formerly part of the French government.

According to the WNA, as of 2022, the production capacity for the major LEU suppliers is as follows:
•Rosatom/TENEX was approximately 27 million SWU per year. Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions as described below under — Russian Suspension Agreement;
•Urenco has reported installed capacity at its European and U.S. enrichment facilities of approximately 18 million SWU per year;
•CNEIC has emerged as a significant producer primarily focused on supplying domestic requirements in China. CNEIC’s commercial SWU production capacity was approximately 9 million SWU per year; and
•Orano’s gas centrifuge enrichment plant in France began commercial operations in 2011 and the plant has SWU production capacity of approximately 8 million SWU per year.

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

LEU also may be produced by down-blending government stockpiles of highly-enriched uranium. Governments control the timing and availability of highly-enriched uranium released for this purpose, and the release of this material to the market could impact market conditions. Any additional LEU released into the market from down-blended highly-enriched uranium could exert downward pressure on prices for LEU. However, without Russian supply, the global market would be undersupplied for uranium enrichment.

Our LEU supply to foreign customers is exported under the terms of international agreements governing nuclear cooperation between the United States and the government of the country of destination or other entities, such as the EU or the International Atomic Energy Agency. The LEU supplied to us is subject to the terms of cooperation agreements between the country in which the material is produced and the country of destination or other entities.

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

Under this law and the RSA, imports of Russian uranium products peak in 2023 at 24% of the forecasted U.S. demand for enrichment and then begin to decline, reaching 15% by 2028. Despite the fact that overall limits will ramp down, the RSA, as amended in 2020, explicitly sets aside sufficient quota in 2021 through 2028 for Centrus. The RSA and the legislation provide for a revision of the quotas in 2023, 2029, and 2035 to take account of SWU demand forecasts that will be published by the WNA in the future. Accordingly, in November 2023, the DOC calculated a small increase in the quota through 2024. The adjustment does not affect the quota allocated to Centrus. Any quota adjustment or other change to the RSA that reduces our quota allocations could affect our ability to implement the TENEX Supply Contract through sales to customers who take delivery in the United States, which is our most significant market. The 2023 adjustment, however, did not affect us.

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

There are proposals in Congress to impose a ban on imports of Russian LEU, including a bill that was approved by the House of Representatives in December 2023 that awaits consideration by the Senate. A Senate committee also has approved a bill containing similar provisions for a ban. If either of these bills are enacted into law, we would have ninety (90) days to seek a waiver of the ban from the Secretary of Energy. A waiver could only be granted for imports prior to 2028. Even if a waiver is granted, our imports would still be subject to the quotas allocated to Centrus for the TENEX Supply Contract. On the other hand, if a waiver is not granted, we could not import the LEU covered by our request, even if the imports would otherwise be permitted by our quota under the RSA and the related law implementing the RSA. For additional information please refer to Part I, Item 1A - Risk Factors - War in Ukraine for additional detail on alternative LEU suppliers.

Beginning in September 2022, the DOC and the ITC, respectively, initiated two “sunset” reviews that will determine if the RSA should be maintained. These “sunset” reviews are required to be conducted every five years. This was the fifth round of “sunset” reviews of the RSA. The last round of reviews in 2016-17 concluded that termination of the RSA would lead to the continuation or recurrence of dumping of French LEU (a determination made by the DOC), and to the continuation or recurrence of material injury to the U.S. uranium industry (a determination made by the ITC), which resulted in the RSA being maintained. Even if the RSA were terminated as a result of the “sunset” reviews, the quotas under the 2020 legislation would remain in place. In April 2023, the DOC published a notice that this round of reviews concluded with determinations to keep the RSA in effect.

For further details, refer to Part I, Item 1A, Risk Factors - Restrictions on imports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply could adversely affect profitability and the viability of our business.

Ukraine War

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations and/or individuals. While sanctions imposed to date do not preclude the import of Russian uranium products into the United States, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, or implement the TENEX Supply Contract, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. The Government of Canada extended our shipper’s permit to early July 2024, but for so long as the Canadian sanctions remain in place, the shipper will require further extensions of the permit for us to continue to use the shipper beyond July 2024.

In response to the war in Ukraine, there have been proposals in the U.S. Congress and elsewhere to ban imports of uranium products that could cut off or reduce our ability to import LEU in one or more years under the TENEX Supply Contract. None of these proposals have been adopted as of the date of this filing, but one bill to impose a ban was approved by the U.S. House of Representatives in December 2023 and awaits consideration in the Senate. Further, in an October 2023 fact sheet published on the need for the U.S. Congress to provide additional funding for domestic initiatives, including $2.2 billion for U.S. enrichment capacity, the White House stated that a long-term ban on enriched uranium imports from the Russian Federation into the United States is needed for this funding to be successful.

None of the proposals for a U.S. ban on imports of Russian LEU have been adopted. However, if any of these proposals were enacted, the ban on imports would represent a significant risk to our business because the TENEX Supply Contract is the major source of supply that the Company relies upon today to meet its delivery obligations and to earn the revenues needed to fund our operations, including our advanced technology work. To mitigate this harm, we would apply for waivers from the Secretary of Energy to allow us to continue supplying our customers. To the extent waivers are not granted and other supplies cannot be found, we would work with our counterparties to adjust delivery schedules and volumes or rely upon contractual rights and remedies, including, but not limited to, force majeure. Absent waivers that allow us to continue to implement our existing plans for deliveries and sales in 2024-2027, sanctions on imports of LEU from Russia could result in a reduction in the amount of material we can deliver to customers, with a corresponding loss of revenues that could pose a risk of significant harm to our business and financial condition.

In addition, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future.

Given all of the foregoing, we continue to monitor the situation closely and assess the potential impact of any new sanctions and how the impact on the Company might be mitigated. For further details, refer to Part I, Item 1A, Risk Factors - The current war in Ukraine and related international sanctions and restrictions on trade could have a material adverse impact on our business, results of operations, and financial condition.

Other Actions Adversely Affecting International Trade
In 2018, in connection with the withdrawal by the United States from a 2015 multilateral agreement known as the Joint Comprehensive Plan of Action, the U.S. government re-imposed sanctions on the AEOI and a number of its subsidiaries. Waivers were granted to allow non-Iranian entities to continue to work on certain programs that, among other things, allowed affiliates of Rosatom to continue work on nuclear projects in Iran. These waivers have expired or been terminated and, as a result, the U.S. government could decide to impose sanctions on Russian entities that may be involved in nuclear work in Iran, including Rosatom or its subsidiaries. These sanctions could affect companies owned by Rosatom, including TENEX, even if they are not doing work in Iran. To date, no sanctions have been imposed or announced on TENEX or any other Rosatom subsidiary involved in the TENEX Supply Contract, with respect to the work of Rosatom or its subsidiaries in Iran.

DOE Facilities

We produced LEU through 2001 at the former Portsmouth GDP in Piketon, Ohio and through 2013 at the former Paducah GDP in Paducah, Kentucky, both of which facilities we had leased from the DOE. The Portsmouth GDP and Paducah GDP were operated by agencies of the U.S. government for more than 40 years prior to the creation of the Company through privatization of the government enterprise in 1998. As a result of such operation, there are contamination and other potential environmental liabilities associated with the U.S. government’s prior operation of the plants. The USEC Privatization Act and the terms of our leases of the plants provide that DOE remains responsible for the D&D of the gaseous diffusion plants. Further, the DOE continued operations as well as cleanup activities, both during and subsequent, to our operations at the facilities.

We lease facilities and related personal property near Piketon from the DOE. In connection with a letter agreement that preceded the HALEU Demonstration Contract, the DOE and Centrus amended the lease agreement, which was scheduled to expire by its terms on June 30, 2019. The lease was extended until May 31, 2022. In September 2021, the Company and the DOE renewed and extended the lease until December 31, 2025. On November 30, 2022 the lease was further amended to ensure all D&D liabilities created under the HALEU Operation Contract reside with the DOE. As was the case with the HALEU Demonstration Contract, any facilities or equipment constructed or installed will be owned by the DOE and may be returned to the DOE in an “as is” condition at the end of the lease term. The DOE will be responsible for the D&D of any returned facilities or equipment. If we determine the equipment and facilities may benefit Centrus after completion of the HALEU program, we can extend the facility lease and ownership of the equipment will be transferred to us, subject to mutual agreement regarding D&D and other issues.

Human Capital Management

Our employees in Maryland, Ohio, and Tennessee are dedicated to our corporate philosophy based in honesty, trust, and the highest levels of integrity, safety and security. Every day these values drive how we operate our business; govern how we interact with each other and our customers, partners, and suppliers; guide the way that we treat our workforce; and determine how we connect with our communities. Our commitment to ethical business practices is outlined in our COBC. Each employee is required to acknowledge receipt, understanding of, and compliance with our standards.

Due to the highly specialized nature of our business we need to hire and train skilled and qualified personnel to design, build, and operate our state-of-the-art equipment, and to perform a broad range of services to support our country and our customers. Our work requires that we attract people who are dedicated to consistently performing quality work and, for many of our positions, are able to obtain a security clearance. We recognize that our success as a company depends on our ability to attract, develop, and retain such a workforce. We are dedicated to promoting the health, welfare, and safety of our employees. Part of our responsibility includes treating all employees with dignity and respect and providing them with fair, market-based, competitive, and equitable compensation. We recognize and reward the performance of our employees in line with our pay-for-performance philosophy and provide a comprehensive suite of benefit options that are designed to enable our employees and their dependents to live healthy and productive lives.

Safety in our workplaces is paramount. We take measures to prevent workplace hazards, encourage safe behaviors, and enforce a culture of continuous improvement to ensure our processes help eliminate incidents and injuries and comply with governing health and safety laws.

We are committed to promoting diversity of thought, experience, perspectives, backgrounds, and capabilities to drive innovation and to strengthen the solutions we deliver to our customers because we believe this diversity leads to better outcomes. We proudly support a culture of inclusion and encourage a work environment that respects diverse opinions, values individual skills, and celebrates the unique experiences our employees possess. To ensure a diverse group of candidates is considered for each opening, we enlist the services of a Human Resource Consulting firm that provides services and products related to Affirmative Action Plans and equal employment opportunity as required by the U.S. Office of Federal Contract Compliance Programs.

Our values motivate us to promote strong workplace practices with opportunities for development and training. Our training and development efforts focus on ensuring that the workforce is appropriately trained on critical job skills as well as leadership attributes that are consistent with our philosophy.

A summary of our employees by location is as follows:

	No. of Employees at December 31,
Location	2023	2022
Piketon, OH	130	122
Oak Ridge, TN	110	104
Bethesda, MD	52	49
Total Employees	292	275

On October 1, 2022, the collective bargaining agreement for the employees represented by the United Steelworkers Local 689-5 union expired. There has been no interruption of work as Centrus and the United Steelworkers Local 689-5 union continue to meet to reach accord on a new collective bargaining agreement for the represented employees at the advanced technology facility in Piketon, Ohio.

Information about our Executive Officers
Executive officers are elected by and serve at the discretion of the Board of Directors. The Executive officers as of February 9, 2024, are as follows:

Name	Age	Position
Amir V. Vexler	51	President and Chief Executive Officer (effective January 1, 2024)
Kevin J. Harrill	47	Senior Vice President, Chief Financial Officer, and Treasurer
Shahram Ghasemian	57	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Larry B. Cutlip	64	Senior Vice President, Field Operations
John M.A. Donelson	59	Senior Vice President and Chief Marketing Officer
Amir V. Vexler joined Centrus on December 4, 2023, as a Special Advisor to the Board. On January 1, 2024, Mr. Vexler assumed the role of President and Chief Executive Officer. Mr. Vexler has extensive experience in the nuclear fuel industry and a strong background in manufacturing, engineering services, commercial operations, and business development. Prior to joining the Company, he served as President and Chief Executive Officer of Orano USA, overseeing sales of nuclear fuel, decommissioning services, used nuclear fuel management, and medical isotopes as well as engineering and technology services for the federal government. Previously, Mr. Vexler spent 20 years at General Electric Company, where he served in a number of leadership positions, including Chief Executive Officer, Chairman of the Board, and Chief Operating Officer of Global Nuclear Fuel, a joint venture of General Electric Company and Hitachi.
Kevin J. Harrill has been Senior Vice President, Chief Financial Officer, and Treasurer since August 2023 and was Corporate Controller and Chief Accounting Officer from November 2021 to July 2023. He is responsible for all aspects of Centrus’ financial function, including accounting, tax, internal audit, corporate treasury, information technology, procurement, and corporate finance. Prior to joining Centrus, Mr. Harrill held positions of increasing responsibility at Blackboard, Inc., from 2015 to 2021, including Vice President, Chief Accounting Officer and Controller. Mr. Harrill has over 25 years of experience building and leading finance teams across various industries including aerospace and defense, information technology, financial and professional services, and Software as a Service (SaaS). Mr. Harrill has also held senior accounting and finance roles across Fortune 500 companies, including Computer Sciences Corporation, Harris Corporation, and Science Applications International Corporation. Mr. Harrill holds a Master of Arts in National Security Studies, as well as a Bachelor of Sciences in Business Administration with Finance and Accounting degrees from Georgetown University and holds an active Certified Public Accountant (CPA) license in the State of Virginia.
Shahram Ghasemian has been Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary since August 2023. He rejoined the Company in April 2020 as Senior Assistant General Counsel and Director of Legal Affairs and was later appointed also as Director, Corporate Compliance in August 2022. Prior to rejoining the Company, Mr. Ghasemian served in various senior positions within the federal government, including the NRC, the DOE and on Capitol Hill since 2006. Mr. Ghasemian previously worked for Centrus’ predecessor for nearly a decade, including serving as Chief Counsel at the Paducah GDP in Kentucky.
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

John M.A. Donelson has been Senior Vice President and Chief Marketing Officer since October 2019 and was Vice President, Sales and Chief Marketing Officer from January 2018 through October 2019. Mr. Donelson was Vice President, Marketing, Sales and Power from April 2011 through December 2017, Vice President, Marketing and Sales from December 2005 to April 2011, Director, North American and European Sales from June 2004 to December 2005, Director, North American Sales from August 2000 to June 2004, and Senior Sales Executive from July 1999 to August 2000. Mr. Donelson previously worked for Duke Energy and Newport News Shipbuilding.

Available Information

Our website is www.centrusenergy.com. We make available on our website, or upon request, without charge, access to our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with, or furnished to, the SEC, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information about SEC registrants, including Centrus. From time to time, we also provide additional information regarding the Company and its activities on the “Investor Relations” section of our website, which we encourage investors to review. The information contained or incorporated on our website is not part of this document. We also provide news and information about the Company via our social media channels, including LinkedIn (https://linkedin.com/company/centrusenergy) and X, formerly known as Twitter (http://x.com/centrus_energy).

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

•the possible imposition of a ban on imports of Russian LEU into the United States or other countries, as a response to Russia’s invasion; and

•financial losses we incur in connection with (i) efforts to mitigate the impact of government sanctions imposed in response to the invasion of Ukraine and/or (ii) disputes with our counterparties arising from such sanctions or mitigation efforts.

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

The current war in Ukraine has led the United States, Russia, and other countries to impose sanctions and other measures that restrict international trade. At present, sanctions have not prevented the Company or TENEX from performing under the TENEX Supply Contract, but the situation is continuously changing. For example, one bill to impose a ban was approved by the U.S. House of Representatives in December 2023 and awaits consideration in the Senate. Further, in a recent fact sheet published in October 2023 on the need for the U.S. Congress to provide additional funding for domestic initiatives, including $2.2 billion for U.S. enrichment capacity, the White House stated that a long-term ban on enriched uranium imports from the Russian Federation into the United States is needed for this funding to be successful. Although, the prospect that a ban would actually be imposed remains uncertain, but appears to be becoming more likely, imports of Russian LEU continue to be permitted into the United States subject to the RSA and a law adopted to implement the RSA.

Aside from the proposals for a U.S. ban on LEU imports from Russia, the expanding sanctions imposed by the United States and foreign governments on goods, services, entities, and instrumentalities that could be needed for performance of the TENEX Supply Contract could have adverse effects on the TENEX Supply Contract, even if such sanctions are not directed at imports of Russian LEU or other trade in nuclear material with Russia. For example, a sanction on a Russian bank might prevent funds from being transferred to TENEX’s account from the U.S. bank to which we make payments which could lead TENEX to suspend shipments.

Further, sanctions by the United States, Russia, or other countries on goods and services needed to make imports may directly or indirectly impact performance of the TENEX Supply Contract and our ability to transport, import, take delivery or make payments related to the LEU we purchase. For example, in June 2022, Canada prohibited Canadian entities from providing transportation services to Russians or persons in Russia in various industries, including enrichment of uranium. A company that provides transportation services to us under the TENEX Supply Contract contracted with an ocean carrier subject to these Canadian sanctions, and could not load Russian LEU until it received a permit from the Canadian government. Although the permit was issued and subsequently extended, it is only valid until early July 2024, meaning that, absent a renewal of the permit, we will need to find an alternative transportation company, which may be difficult and costly, or impossible, because of the limited number of qualified service providers. Furthermore, because sanctions also limit the types of non-nuclear cargo that the ocean carrier can ship to and from Russia, its overall business in Russia has been curtailed, so this reduced the number of ships it uses for transportation to and from Russia, making it more difficult for us to make timely deliveries of LEU. The adverse impact of this reduced schedule could also lead the carrier to withdraw its ships entirely from routes to or from Russia, leaving us without a carrier to transport the LEU we procure from TENEX.

Additional sanctions or other measures by the U.S. or foreign governments (including the Russian government) could be imposed in the future. As noted above, for example, there are proposals in the U.S. Congress and elsewhere to ban imports of uranium which could affect our ability to import LEU in one or more years under the TENEX Supply Contract. Although none of these proposals have been adopted as of the date of this filing, any sanctions or measures directed at trade in LEU from Russia or the parties involved in such trade or otherwise could interfere with, or prevent, performance under the TENEX Supply Contract. We do not know what actions TENEX might take in response to sanctions, but if it refused to make future deliveries, such refusal would likely affect our ability to meet our delivery obligations to our customers and would have a material adverse effect on the Company.

If measures are taken to limit the import of Russian LEU or to prohibit or limit dealings with Russian entities, including, but not limited to, TENEX or the Rosatom, the Company could seek a license, waiver, or other approval from the government imposing such measures to ensure that the Company could continue to fulfill its purchase and sales obligations using LEU delivered under the TENEX Supply Contract. There is no assurance that such a license, waiver, or approval, if sought, would be granted, or if granted, granted in a timely fashion. If a license, waiver, or approval were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX. The Company has contracts for alternative sources that could be used to mitigate a portion of the near-term impacts. However, our alternative sources are not sufficient to replace all of the Russian LEU the Company is currently permitted to import under the RSA, and to the extent additional supply cannot be obtained, or obtained at a higher cost, it will have a material adverse impact on our business, results of operations, and competitive position.

As a result of the current uncertainty regarding trade with Russia, as well as the actions of Russia in the war against Ukraine, customers may seek to renegotiate existing contracts, refuse to take deliveries of Russian LEU, or take other actions that could have a material adverse impact on our business, results of operations, and competitive position. While we would expect to work closely with our contractual counterparties to mitigate impacts of shortages of material due to the impact of sanctions, there is also a risk that disputes could arise that could result in significant costs for us. Further, our ability to enter into new contracts to sell the material we are committed to purchase may be impacted. Finally, since the majority of our supply contracts include a market-based pricing component, the rapidly rising market prices due to the war in Ukraine and the associated sanctions could materially increase our cost of sales under our existing supply contracts, including but not limited to, the TENEX Supply Contract.

Accordingly, the situation at this time is evolving and, therefore, there is no assurance that future developments would not have a material adverse effect on the Company’s procurement, payment, delivery, or sale of LEU, or business viability.

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

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government, and negatively affected the U.S. and global economies, disrupted supply chains, and resulted in significant travel, transport, and other restrictions. Although the COVID-19 pandemic has ended, other national or global health related outbreaks could disrupt the supply chains and day-to-day operations of the Company, our suppliers, our contractors, and our customers, which could materially adversely affect our operations, including increasing our costs. In this regard, global supply chains and the timely availability of products or product components sourced domestically or imported from other nations, including SWU contained in LEU we purchase, could be materially disrupted by quarantines, slowdowns or shutdowns, border closings, and travel restrictions resulting from a global pandemic or health crisis. Further, impacts of such health crises on our management and workforce, or our suppliers, contractors, or customers, could adversely impact our business and we may be unable to mitigate such impacts.

In the event that a health crisis prevents our employees or our contractors from working in-person at our site or, our suppliers are unable to provide goods and services on the schedule we anticipated, the impacts on our schedule and costs could be material.

Our business is exposed to price volatility associated with the procurement of SWU and uranium.

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

Nearly all of the SWU and LEU that we use to fill existing contracts with customers is sourced from outside the United States, including from Russia under the TENEX Supply Agreement, and we expect these arrangements to continue into the future. Our ability to place this SWU and LEU into existing and future contracts with customers is subject to trade restrictions, sanctions, and other limitations imposed by the United States, other governments, and our customers. For example, our imports from Russia are subject to U.S. quotas. Given the quotas, restrictions, and customer limitations that limit our ability to sell SWU and LEU purchased under the TENEX Supply Agreement both in the United States and globally, there is no guarantee that we can make sufficient sales to meet our minimum purchase obligation under the TENEX Supply Agreement. (For further information refer to Part I, Item 1 - Business - Competition and Foreign Trade).

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

Geopolitical events, including domestic or international reactions or responses to such events, as well as concerns about national security or other issues, also could lead to U.S. or foreign government or international actions, or actions by the Russian government or TENEX, that could disrupt our ability to purchase, import, sell, or make deliveries of LEU, SWU, or other uranium products, or even to continue to do business with one or more of our suppliers or their affiliates. Our inability to meet our purchase or sales obligations, or to earn revenues from U.S. and international sales, would cause us to incur significant financial losses, in addition to impeding or preventing us from fulfilling our existing contracts, or winning new contracts, and could adversely affect our profitability and the viability of our business.

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

We are currently dependent on purchases from suppliers to meet our obligations to customers, including purchases from the Russian government entity, TENEX. A significant delay in, or stoppage, prohibition or termination of, deliveries of material to us under our supply agreements, could adversely affect our ability to make deliveries to customers.

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

Dependence on our largest customers or suppliers could adversely affect us.

In 2023, our ten largest nuclear fuel customers represented approximately 79% of total revenue and our two largest customers represented approximately 32% of total revenue. A reduction in purchases from our customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption or change in their operations or financial condition that reduces purchases of LEU, SWU, or other uranium products from us, could adversely affect our business, results of operations, and prospects. Once lost, customers may be difficult to regain because they typically purchase under long-term contracts. Consequently, we may face reduced revenues and difficulty in selling the material we are obligated to buy, which could adversely affect our business, results of operations, and prospects.

Through 2027, well over one-half of the LEU that we expect to deliver to customers will come from material supplied to us under the TENEX Supply Contract. While we have other sources, they are not sufficient to replace the TENEX supply. Further, given that Russia accounts for nearly one-half of all enrichment capacity in the world, we are uncertain that we can fully replace the volume of material to be supplied to us under the TENEX Supply Contract through our existing suppliers or other suppliers. Consequently, if imports of Russian LEU into the United States are restricted or banned, and we cannot obtain replacement materials, we expect reduced revenues and higher costs, which would have an adverse effect on our business, results of operations, and prospects.

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

On November 30, 2022, after a competitive selection award, we signed a contract with the DOE to complete and operate the enrichment plant we commenced building in 2019. The HALEU Operation Contract has a base contract value of approximately $150 million in two phases through 2024. Phase 1 included an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to finish construction, bring the cascade online, and demonstrate production of 20 kilograms of 19.75% enriched HALEU by December 31, 2023. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

In Phase 2, we expect to continue operating for a full year at an annual production rate of 900 kilograms of HALEU, but there is no assurance that we will have sufficient 5B Cylinders to produce 900 kilograms by November 2024.

Our goal is to continue production and modularly scale up the facility by matching production capacity with demand as demand for HALEU grows in the commercial and/or government sectors. However, our right to continue to operate the facility after completion of Phase 2 of the HALEU Operation Contract depends on the award of one or more follow-on contracts by the U.S. government, as well as continued funding for operation from the U.S. government or other sources. There is no assurance that we will be awarded such contracts or that such funding will be available. Further, it is uncertain whether or when demand to support the scale up of the facility will materialize. If we do not secure the necessary contracts and funding and if sufficient demand does not emerge, we may not be able to continue or expand operations at that facility and may not be able to support providing HALEU fuel for the advanced reactors under development.

If we are required to delease the facility where we are deploying the HALEU cascade under the HALEU Operation Contract and return it, along with the centrifuges and supporting equipment, to the DOE at the expiration of our contract, this would likely result in the termination of our NRC operating license and us laying off our Piketon workforce. On the other hand, if we are able to continue operating the facility, we would incur additional costs and liabilities associated with the facility.

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

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The intangible assets remaining on our balance sheet relate to our sales Order Book and customer relationships. The Order Book intangible asset is amortized to expense as the Order Book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized to expense using the straight-line method over the estimated average useful life of 15 years with 5 ¾ years of scheduled amortization remaining.

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

As of December 31, 2023, based solely on amounts reported in Schedule 13D and 13G filings with the SEC, two stockholders with the largest holdings of our Class A Common Stock collectively owned approximately 15% of our Class A Common Stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger of the Company, or sale of substantially all of the Company’s assets. These stockholders may have interests that differ from, and may vote in a way adverse to, other holders of Class A Common Stock, or adverse to the recommendations of the Company’s management. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company, may limit the ability of the Company to pass certain initiatives or other items that require stockholder approval, and may also have the effect of delaying, preventing, or expediting, as the case may be, a change in control of the Company.

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

Our operations, including the facilities we lease near Piketon, Ohio, are subject to regulation by the NRC. The NRC has granted us two licenses for the Piketon facility: a license for a Lead Cascade test facility that was granted in February 2004, and a separate license to construct and operate a commercial plant that was granted in April 2007. Our license to construct and operate a commercial plant will expire on April 13, 2037. In June 2021, the NRC approved an amendment to permit HALEU production as a subset of the larger commercial plant license. We are currently performing work under a contract with the DOE for the construction and operation of a cascade to produce HALEU. This contract is currently set to expire at the completion of Phase 2 which is no later than December 31, 2024. We filed a new license amendment with the NRC to increase our material possession limit to accommodate anticipated output under the HALEU Operation Contract and extend our production authorization period under our license. We have submitted a request to the NRC to terminate the 2004 license for the Lead Cascade test facility and such request is currently pending before the NRC.

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

We lease facilities from the DOE near Piketon. Pursuant to the Price-Anderson Act, as well as the HALEU Operation Contract, the DOE has agreed to indemnify the Company’s subsidiaries who are party to those agreements, and other Company entities who fall under the definition of a person indemnified under the Atomic Energy Act, against claims for public liability (as defined in the Atomic Energy Act) arising out of or in connection with activities under those leases and the HALEU Operation Contract, as applicable, resulting from a nuclear incident or precautionary evacuation including transportation. While the Price-Anderson Act requires DOE to provide this indemnity whenever a contract involves a risk of nuclear liability, DOE may take the position that it is not obligated to enter into new indemnification agreements where it is obtaining goods and services under certain types of contracts. If an incident or evacuation is not covered under DOE indemnification, we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition.

Even where the DOE has provided indemnification pursuant to the Price-Anderson Act, there could be delays in obtaining reimbursement for costs from the DOE and the DOE may also determine that some or all costs are not reimbursable under the indemnification. In addition, the Price-Anderson Act indemnification does not cover loss or damage due to a nuclear incident to property located on the leased facilities.

Centrus and Enrichment Corp. have been named as defendants in lawsuits alleging damages resulting from releases at the facilities we leased in the past at the Portsmouth GDP, and the centrifuge facilities we still lease near Piketon. These claims include allegations of damages that the plaintiffs assert are not covered by the Price-Anderson Act, which claims we and the other defendants have challenged. If the DOE were to determine that the Price-Anderson Act did not apply, we would have to pay all or part of any damages awarded as a result of such claims, and the cost to us, including legal fees, could adversely affect our results of operations and financial condition. Refer to Note 17, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part IV of this Annual Report for further details.

The authority of the DOE to enter into new indemnification agreements under the Price-Anderson Act expires at the end of 2025. If it is not renewed by Congress before the expiration date, indemnification clauses in agreements executed by DOE before expiration of the Price-Anderson Act remain in force but DOE could not include an indemnification clause in new contracts. Absent authority under the Price-Anderson Act, DOE could rely on other authorities that permit DOE to enter into indemnification agreements on a case by case basis, but there would be no assurance that DOE would enter into such agreements with Centrus or its subsidiaries.

Absent indemnification, Centrus and its subsidiaries could seek commercial insurance to cover nuclear risks, but insurance typically is not available for work done on legacy DOE sites, such as the Piketon facilities. Further, even if insurance were available, the amounts would be very small compared to the amount covered by the DOE indemnification clause. If Centrus could not obtain adequate protection from nuclear risks through a DOE indemnification, it may be forced to forego new business with DOE, which could adversely affect our results of operations and financial condition.

In our contracts with any party where there is a risk of nuclear liability, we seek to include clauses that limit our liability as one measure to protect ourselves, including at locations where the Price-Anderson Act indemnification does not apply, such as at the commercial facilities where we receive or hold enriched and natural uranium, or deliver such material to customers, during transportation between such locations, or at the commercial facilities where such material is processed or used, but there is no assurance that such contractual limitations on liability will be effective in all cases. Further, for protection at the reactors of our U.S. customers, the Price-Anderson Act also is instrumental in providing a foundation for required protection of the utility’s suppliers, including Centrus, from nuclear liability risks. Accordingly, the effectiveness of liability allocation in contracts with utilities depends, in large measure, on the continuation of the nuclear protection afforded by the Price-Anderson Act and its implementation by the NRC.

Nuclear liability is a significant risk in all of our activities involving enriched uranium and other nuclear material and related goods and services. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation, and any damages awarded as a result of such a claim, could be very high and, even if indemnified, could adversely affect our results of operations and financial condition.

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

General Risk Factors

Failures to protect classified or other sensitive information, or cybersecurity incidents could result in significant liability or otherwise have an adverse effect on our business.

Our business requires us to use and protect classified, sensitive, and other protected information as well as business proprietary information and intellectual property (collectively, “sensitive information”). Our computer networks and other IT systems are designed to protect this information through the use of classified networks and other procedures. We routinely experience various cybersecurity incidents, including threats to our information technology infrastructure, unauthorized attempts to gain access to the Company’s sensitive information, and denial-of-service attacks, as do our customers, suppliers, subcontractors, and other business partners. The threats we face vary from attacks common to most industries to attacks by more advanced and persistent, highly organized adversaries, including nation states, which target us and other government contractors because we possess sensitive information. If we are unable to protect sensitive information, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures, and depending on the severity of the incident, U.S. government data, the Company’s data, customers’ data, our employees’ data, our intellectual property, and other sensitive information could be compromised. As a consequence of the persistence, sophistication, and volume of these attacks, we may not be successful in defending against all such attacks. Due to the evolving nature of these security threats and the national security aspects of much of the sensitive information we possess, the impact of any future incident cannot be predicted.

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

The Company and the DOE signed the “2002 DOE-USEC Agreement”, which requires the Company to develop, demonstrate, and deploy advanced enrichment technology in accordance with milestones and provides for remedies in the event of a failure to meet a milestone under certain circumstances. The DOE has specific remedies under the 2002 DOE-USEC Agreement if we fail to meet a milestone or if we abandon or constructively abandon the commercial deployment of an advanced enrichment technology. These remedies include terminating the 2002 DOE-USEC Agreement, revoking our access to the DOE’s centrifuge technology that is required for the success of the American Centrifuge project, terminating the HALEU Operation Contract or other projects, requiring us to transfer certain rights in the American Centrifuge technology and facilities to the DOE, and requiring us to reimburse the DOE for certain costs associated with the American Centrifuge project.

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

Current and future U.S. government contracts and subcontracts, including our HALEU Operation Contract, are dependent on government funding, which are generally subject to Congressional appropriations or continued government operations. Our ability to perform under these federal contracts and subcontracts is dependent upon sufficient funding for, and timely payment by, the entities with which we have contracted. If the contracting governmental agency, or the prime contractor, does not receive sufficient appropriations for any reason, including due to a government shutdown, it may terminate our contract or subcontract (in whole or in part) or reduce the scope of our contract or subcontract, or delay or reduce payment to us. Any inability to award us a contract or subcontract, any delay in payment, or the termination of a contract or subcontract, in whole or in part, due to a lapse in funding or otherwise, could adversely affect our business, financial condition or results of operations, or cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Managing cybersecurity risk is critical to Centrus. Centrus expects that the complexity of cybersecurity incidents will continue to evolve. To assess the changing cyber environment, Centrus includes the evaluation of cybersecurity risk as part of its enterprise risk management process and provides periodic reporting to the Board. Assessed risks, whether general or specific to the Company, include operational risk, intellectual property theft, fraud, extortion, harm to employees or customers, violation of privacy laws and other litigation and legal risk, and reputational risk. This process includes evaluating risks from cybersecurity threats associated with the Company’s use of third-party service providers.

To continually evaluate the sufficiency of Centrus’ cybersecurity posture, Centrus aligns with the National Institute of Standards and Technology Cybersecurity Framework, has external experts complete assessments of Centrus’ cybersecurity posture, completes internal self-assessments and engages with third-party experts for assistance in monitoring, deterring, detecting, and addressing potential breaches. The results of any internal or external assessment are reported to senior management and the Board.

Based on our monitoring and evaluations to date, including any previously identified cybersecurity incidents, there has not been, and there is not reasonably expected to be, a material effect on the Company’s business strategy, results of operations or financial condition, as a result of risks from cybersecurity threats.

Governance

Centrus has policies, procedures, and strategies in place to assist in assessing and managing cybersecurity risks. To help safeguard the Company’s network and information maintained on that network, the Company maintains and executes a cybersecurity program designed to monitor, prevent, detect, mitigate, and remediate cyberattacks.

The Board exercises its oversight of material risks from cybersecurity threats through the Board’s Audit and Finance Committee and the Board’s Technology, Competition and Regulatory Committee. The Chief Financial Officer has delegated the assessment and management of material risks from cybersecurity threats to the Cybersecurity Risk Committee which is comprised of members of senior management, including the Director, Information Technology. The Cybersecurity Risk Committee regularly provides those delegating oversight with updates on the Company’s cybersecurity program which includes the current cybersecurity risk landscape and efforts employed to assist in preventing those risks, the Company’s cybersecurity policies and practices, the ongoing efforts to improve security, as well as the Company’s efforts regarding significant cybersecurity events. In addition, the Company maintains a cybersecurity incident response plan, which includes the Company’s processes for monitoring, preventing, detecting, mitigating, remediating, and recovery from cybersecurity incidents that is updated regularly. Disclosure with regard to a cybersecurity incident will be considered by the Cybersecurity Risk Committee, with material issues raised with our Board.

Item 2. Properties

Our corporate headquarters is located at 6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817, where we lease 24,000 square feet of office space through October 2027. Our Bethesda, Maryland location is also utilized by our LEU and Technical Solutions segments. We own a 440,000 square foot manufacturing facility, including supporting office space, on 72 acres at 400 Centrifuge Way, Oak Ridge, Tennessee 37830. We also lease industrial buildings and 110,000 square feet of supporting office space from DOE at 3930 U.S. Route 23, Piketon, Ohio 45661. The industrial buildings encompass more than 14 acres under roof and were built to contain uranium enrichment operations using centrifuge technology. Our Oak Ridge, Tennessee and Piketon, Ohio facilities support our Technical Solutions segment. We also have a short-term lease for a small area of office space in Washington, D.C. which is used by one of our corporate functions. We maintain our facilities in good operating condition and believe they are adequate for our present needs and the foreseeable future.

Item 3. Legal Proceedings

Refer to Note 17, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part IV of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, consisting of 70,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock, As of February 1, 2024, the Company has issued 15,675,634 shares of Common Stock, consisting of 14,956,434 shares of Class A Common Stock and 719,200 shares of Class B Common Stock. The Class B Common Stock was issued to Toshiba America Nuclear Energy Corporation and Babcock & Wilcox Investment Company and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are currently entitled to elect, in the aggregate, one member of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company has reserved 1,900,000 shares of Class A Common Stock under its management incentive plan, of which 561,704 shares were available for future awards as of December 31, 2023, including 120,000 shares associated with awards which terminated or were cancelled without being exercised.

The Class A Common Stock trades on the NYSE American LLC under the symbol “LEU”.

As of February 1, 2024, there were approximately 727 holders of record and approximately 23,771 beneficial owners of the Company’s Class A Common Stock. As of February 1, 2024, there were two holders of record of the Company’s Class B Common Stock.

No cash dividends were paid in 2023 or 2022, and we have no intention to pay cash dividends in the foreseeable future. The indenture governing our 8.25% Notes, subject to certain exceptions, places certain restrictions on the ability of Enrichment Corp. to transfer cash and other assets to us. This could act as a constraint on our ability to pay dividends on our Class A Common Stock.

On February 2, 2021, the Company offered and sold to Kulayba LLC the Warrant to purchase 250,000 shares of Class A Common Stock, exercisable immediately at an exercise price of $21.62 per share. On December 29, 2022, the Company amended and restated the Warrant to extend the term to February 5, 2024 (as so amended and restated, the New Warrant). On December 18, 2023, the Company issued 149,179 net shares of Class A Common Stock in connection with the cashless exercise by Kulayba LLC of the New Warrant for 250,000 shares of Class A Common Stock at an exercise price of $21.62.

There were no other unregistered sales of equity securities by the Company during the years ended December 31, 2023, 2022, or 2021.

Stock Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in the Class A Common Stock of Centrus, the S&P 500 Index, and the S&P Aerospace and Defense (A&D) Index. The graph reflects the investment of $100 on December 31, 2018, in Class A Common Stock, the S&P 500 Index and the S&P A&D Index, and reflects the reinvestment of dividends. The stock price performance included in the graph below is not indicative of future stock performance. Notwithstanding anything set forth in any of our previous filings under the Securities and Exchange Act, which might be incorporated into future filings in whole or part, including this Form 10-K, the following performance graph shall not be deemed incorporated by reference into any such filings.

Comparison of Five-Year Cumulative Return
$4,000
$3,000
$2,000
$1,000
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
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

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social and market uncertainty created by, among other things, the war in Ukraine. See “Forward-Looking Statements” at the beginning of this Annual Report on Form 10-K.

Overview

Centrus, a Delaware corporation (the “Company”, “we” or “us”), is a trusted supplier of nuclear fuel components and services for the nuclear power industry, which provides a reliable source of carbon-free energy. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly-owned subsidiaries as well as the predecessor to Centrus, unless the context indicates otherwise.

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a slow and steady rise, reaching $56 per SWU by December 31, 2021. In 2022, spot prices increased substantially, reaching $110 per SWU by December 31, 2022. In 2023, spot prices continued to increase, reaching $155 per SWU by December 31, 2023. This represents an increase of 41% since the beginning of the year and 356% over the 2018 historic low. This sudden surge in the SWU spot price has been driven by uncertainty created as a result of Russia’s invasion of Ukraine, coupled with growing interest in nuclear power as a source of secure and carbon-free energy.

When Russian supply is included, the uranium enrichment segment of the global nuclear fuel market is oversupplied, but without Russian supply, the global market would be undersupplied for uranium enrichment. Further, it is not clear that there are sufficient inventories of enriched uranium in the United States to compensate for a loss of Russian supply, absent new capacity that will take a number of years to deploy. A report issued by the International Atomic Energy Agency in 2023, for example, reported that while U.S. utilities may have enough inventory to cover one reload of their reactors, “truly strategic physical stockpiles are almost non-existent.”2

Changes in the supply-demand balance and in the competitive landscape arising from the war in Ukraine may affect pricing trends, change customer spending patterns, and create uncertainty in the uranium market. At the same time, there remains uncertainty about future demand for nuclear power generation. To address these changes, we will continue to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

Under the HALEU Demonstration Contract, Centrus was engaged by the DOE to construct a cascade of 16 AC100M centrifuges in Piketon to demonstrate HALEU production. The Company’s goal under the HALEU Demonstration Contract was to complete the demonstration and scale up production of HALEU and LEU, to meet the needs of new and existing reactors as well as national security and other U.S. government requirements for enriched uranium. The HALEU Demonstration Contract was originally set to expire on June 1, 2022; however, it was extended through November 30, 2022. The Company is currently performing closeout activities on the HALEU Demonstration Contract. The DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the demonstration to a new, competitively-awarded contract that would provide for operations beyond the term of the existing HALEU Demonstration Contract. The DOE has incrementally increased funds on the HALEU Demonstration Contract with total funding to date of $173.0 million.

2 International Atomic Energy Agency, “Global Inventories of Secondary Uranium Supplies” (IAEA-TECDOC-2030), p. 54 (2023).

On November 10, 2022, after a competitive solicitation, the DOE notified Centrus that the Company had won the HALEU Operation Contract and work began December 1, 2022. The base contract value is approximately $150 million in two phases through 2024. Phase 1 included an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023.

Phase 2 of the contract includes continued operations and maintenance, and production for a full year at an annual production rate of 900 kilograms of HALEU UF6. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE three 3-year options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is contractually required to provide the 5B Cylinders necessary for us to collect the output of the cascade, but supply chain challenges have created difficulties for DOE in securing 5B Cylinders for the entire production year. To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components while the contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. During periods where 5B Cylinders are insufficient, the Company will not be able to produce HALEU, but will be able to continue operations of the cascade and perform preventive maintenance and regulatory compliance type activities. Centrus anticipates that the delays in obtaining sufficient 5B Cylinders will be temporary, but no longer expects to achieve delivery of the 900 kilograms of HALEU UF6 anticipated for Phase 2 of the contract which extends through November 2024. The target fee for Phase 2 of the contract had been estimated to be $7.5 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million. The Company is also performing additional work on infrastructure and facility repairs under DOE’s technical direction and subsequent contract modification. For further details refer to Item 1 - Business - Technical Solutions - Government Contracting.

On February 9, 2023, the Company announced that construction and initial testing of the demonstration cascade and most of the support systems were complete. On June 12, 2023, following the completion of its operational readiness reviews, the NRC issued a letter authorizing the Company to introduce uranium hexafluoride into the HALEU cascade of centrifuges. This was a critical milestone in advancing toward the production of HALEU and the final NRC approval required before starting enrichment operations. During the third quarter of 2023, the Company completed construction of the remaining support systems, including a fissile materials storage area, for HALEU storage. On September 6, 2023, the Company announced that it was conducting final system tests and other preparations so that production of HALEU could begin. On September 21, 2023, the NRC granted final approval for the company to produce the quantity of HALEU required by Phase 1 of the contract. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process. During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract.

The DOE is contemplating awarding additional contracts to ensure availability of HALEU for the ARDP and for the advanced reactor market in general, and received a $700 million congressional appropriation from the Inflation Reduction Act as a first step in establishing a domestic supply chain for HALEU. On June 5, 2023, the DOE issued two draft requests for proposals (“RFPs”) seeking public comment, the first focusing on production of HALEU and the second focusing on deconversion of HALEU into different forms used to fabricate fuels needed by various advanced reactor developers. Centrus submitted comments in response to the draft RFPs to ensure the RFPs promote deployment of HALEU capacity to meet U.S. commercial and government needs for HALEU produced with U.S. technology. On November 28, 2023, the DOE issued an RFP focusing on deconversion of HALEU and on January 9, 2024, issued an RFP focusing on the production of HALEU. The Company expects to bid on both RFPs, with the goal of expanding HALEU production capability at the Piketon facility, subject to, among other things, availability of funding and/or offtake commitments.

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

The Energy Act of 2020, which was signed into law in December 2020, requires the DOE to establish a program to support the availability of HALEU for civilian domestic research, development, demonstration, and commercial use. The Energy Act also reauthorized DOE nuclear energy research, development, demonstration, and commercial application activities, including advanced fuel, research and development for advanced reactors, used fuel technologies, and integration of nuclear energy systems for both existing plants and advanced nuclear concepts. It also authorized the funding of an ARDP which was launched by the DOE in May 2020. There are a number of advanced reactors under development that would use HALEU. Nine of the ten advanced reactor designs selected by the DOE for its ARDP will require HALEU. Various agencies of the U.S. government, including the U.S. Department of Defense, the Defense Advanced Research Projects Agency, and the DOE supporting the development of microreactors which demonstrates the focus on both the development of microreactors and the ultimate need for HALEU. We believe our investments in advanced enrichment technology and our progress in demonstrating HALEU production will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels and also offers potential cost synergies for a return to LEU production. Further, the Company is taking steps to pursue, including through the exploration of strategic partnerships, technologies that are complementary to HALEU production and critical to the HALEU ecosystem, including deconversion and fuel fabrication.

While the monthly price indicators have increased for several years, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. However, without Russian supply, the global market would be undersupplied for uranium enrichment. Changes in the competitive landscape affect pricing trends, change customer spending patterns, and create uncertainty. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Refer to Part I, Item 1 - Business, for additional information.

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

According to the WNA, as of January 2024, there were approximately 60 reactors under construction worldwide, about a third of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years, although natural gas prices in the U.S. electricity sector tripled between 2020 and 2022 according to data from the EIA. Twelve U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, one large reactor is under construction, and the DOE recently released a report outlining a pathway to deployment of approximately 200 gigawatts of additional capacity by 2050 which would triple the nuclear energy capacity in the United States.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2023 World Energy Outlook, nuclear generation is forecasted to grow by 25 percent by 2030 and 45 percent by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow by 47 percent by 2030 and more than double by 2040.

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. Eleven reactors in Japan have restarted and additional reactors are expected to restart through 2024; more of Japan’s reactors are expected to restart in subsequent years. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

In October 2020, the DOC reached an agreement with the Russian Federation on an extension of the RSA, a trade agreement which allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the annual quota for Centrus’ shipments to the United States through 2028 to execute our long-term TENEX Supply Contract with TENEX. This outcome allows for sufficient quota for Centrus to continue serving its utility customers and support its investments in building new capacity. Use of this quota is subject to compliance with limitations under the RSA. These limitations include a requirement that we return UF6 to TENEX for the LEU we receive under the TENEX Supply Contract at approximately the same time that we deliver the LEU to our customers. Our ability to meet this requirement depends on the capacity or willingness of the facilities where natural uranium is supplied to us by customers, to allow us to deliver this natural uranium to TENEX. We were recently notified by one facility that it will no longer receive natural uranium for TENEX. As a result, we will need to rely to a greater extent on deliveries at other processors or explore other options in order to comply with the RSA’s natural uranium delivery requirement.

On July 13, 2023, the Company and TerraPower, LLC (“TerraPower”) entered into a memorandum of understanding (“MOU”) to expand their collaboration aimed at establishing commercial-scale, domestic production capabilities for HALEU to fuel the Natrium TM reactor that TerraPower is building in Wyoming. Under this MOU, the Company and TerraPower will explore collaboration to ensure the Natrium demonstration reactor has access to HALEU at the milestones necessary to meet the project's 2030 operation date. Subject to a definitive agreement to be negotiated, Centrus would work toward scaling up production capacity with additional centrifuge cascades to meet TerraPower's fuel requirements.

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

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations and/or individuals. While sanctions imposed to date do not preclude the import of Russian uranium products into the United States, it is possible that additional restrictions could be added in the future that would affect our ability to purchase and re-sell Russian uranium enrichment, or implement the TENEX Supply Contract, which could have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was recently extended to early July 2024, but for so long as the sanctions remain in place, the shipper will require further extensions for us to continue to use the shipper for imports of this LEU beyond July 2024.

In response to the war in Ukraine, there have been proposals in U.S. Congress and elsewhere to ban imports of uranium products that could affect our ability to import LEU in one or more years under the TENEX Supply Contract. In December 2023, for example, the U.S. House of Representatives passed H.R. 1042, the “Prohibiting Russian Uranium Imports Act”, that, if enacted into law, would ban imports of LEU from Russia beginning ninety (90) days after the date of enactment. Any U.S. ban on imports of Russian LEU would represent a significant risk to our business. Through 2027, well over one-half of the LEU that we expect to deliver to customers will come from material supplied to us under the TENEX Supply Contract. While we have other sources, they are not sufficient to replace the TENEX supply. Accordingly, if the current proposals in Congress are adopted, we would apply for waivers from the Secretary of Energy to allow us to continue supplying our customers, which are uncertain to be granted at this time. Refer to Part 1, Item 1- Business and Item 1A - Risk Factors, Operational Risks and - War in Ukraine Risks, for further discussion.

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services including transportation and other services have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future.

Given all the foregoing, we continue to monitor the situation closely and assess the potential impact of any new sanctions and how the impact on the Company might be mitigated.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors - The current war in Ukraine and related international sanctions and restrictions on trade could have a material adverse impact on our business, results of operations, and financial condition.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our Order Book in the LEU segment consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2024-2026.

Given the current uncertainty and disruption in the market, due to among other things, the war in Ukraine, we are no longer providing guidance on our results of operations for 2024. Please see Forward Looking Statements at the beginning of this Annual Report on Form 10-K.

Our Order Book in the LEU segment extends to 2030. As of December 31, 2023 and December 31, 2022, our Order Book was approximately $1.0 billion. The Order Book is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries, and includes approximately $0.3 billion of deferred revenue and advances from customers as of December 31, 2023, whereby customers have made advance payments to be applied against future deliveries. No orders in our Order Book are considered at risk related to customer operations. These medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions, such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract as well as the potential for additional sanctions and other restrictions in response to the evolving situation regarding the war in Ukraine.

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

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors.

Revenue

We have two reportable segments: the LEU segment and the Technical Solutions segment.
Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU;
•sales of natural uranium hexafluoride, uranium concentrates or uranium conversion; and
•sales of enriched uranium product that include both the natural uranium hexafluoride and SWU components of LEU.
Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including engineering and testing activities as well as technical and resource support currently being performed by the Company. This includes the HALEU Operation Contract and other contracts with public and private sector customers.

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 84% of our total revenue for the year ended December 31, 2023. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 40% of revenue from our LEU segment since 2021. Our agreements with electric utilities are primarily medium-term and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in 2023 averaged approximately $7.1 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, in the Consolidated Financial Statements in Part IV of this Annual Report for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and natural uranium hexafluoride. Market prices for SWU and uranium hexafluoride significantly declined from 2011 until mid-2018, when they began to trend upward. More recently, market uncertainty in the wake of the Russian invasion of Ukraine has driven SWU and uranium hexafluoride prices sharply higher. Since our Order Book includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags published price indicators by several years. While some newer sales reflect the low prices prevalent in recent years, certain older contracts included in our Order Book have sales prices that are significantly above current market prices.

Recent proposals, including proposed U.S. legislation, to severely limit or cut off supply of LEU from Russia have drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 44% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private or government sources to come online.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for UF6, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

300
250
200
150
100
50
0
$/Unit
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

    * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Under a customer contract that commenced deliveries in 2023, payments are denominated in euros and the payments are subject to exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement that commenced in 2023, with prices payable in a combination of U.S. dollars and euros, but with a contract-defined exchange rate.

On occasion, we will accept payment for SWU in the form of natural uranium hexafluoride. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the natural uranium hexafluoride at contract inception, or as the quantity of natural uranium hexafluoride is finalized, if variable.

Cost of sales for SWU and uranium is based on the amount of SWU and uranium hexafluoride sold and delivered during the period and unit inventory costs. Unit inventory costs are determined using the average cost method. Changes in purchase costs have an effect on inventory costs and cost of sales. Cost of sales includes costs for inventory management at off-site licensed locations. Cost of sales also includes certain legacy costs related to former employees of the Portsmouth GDP and Paducah GDP.

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

Significant estimates and assumptions are made in estimating revenue under the cost-to-cost method and total estimated costs, including the estimated contract profit/loss. At the outset of a long-term contract, the Company identifies and monitors risks to the achievement of the technical, schedule and cost aspects of the contract, and assesses the effects of those risks on its estimates of revenue and total costs to complete the contract. The estimates consider the technical requirements, schedule and costs. The initial estimated total costs for each contract considers risks surrounding the ability to achieve the technical requirements, schedule and costs in the initial estimated total costs to complete the contract. Total estimated costs may decrease during the performance of the contract if the Company successfully retires risks surrounding the technical, schedule and cost aspects of the contract. Conversely, total estimated costs may increase if the estimated total costs to complete the contract increase. As a significant change in one or more estimates could affect the profitability of the Company’s contracts, the Company reviews and updates its contract-related estimates regularly. When estimates of total costs at completion for an integrated, construction type contract exceed total estimates of revenue to be earned on a performance obligation related to complex equipment or related services, a provision for the remaining loss on the performance obligation is recognized in the period the loss is determined. Estimated costs are subject to change during the performance period of the contract and may affect the estimated contract loss.

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

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The identifiable intangible assets relate to our Order Book and customer relationships. The Order Book intangible asset is amortized as the Order Book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 5 ¾ years of scheduled amortization remaining. The aggregate net balance of identifiable intangible assets was $39.4 million as of December 31, 2023.

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

Components of retirement benefit expense/income other than service cost are presented in our Consolidated Statements of Operations as Nonoperating Components of Net Periodic Benefit Income. These components consist primarily of the return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Results also reflect claims experience, changes in mortality and healthcare claim assumptions and changes in market interest rates. Service cost is recognized in Cost of Sales (for the LEU segment) and Selling, General and Administrative expense.

Nonoperating Components of Net Periodic Benefit Income netted to income of $23.2 million, $6.6 million, and $67.6 million for the year ended December 31, 2023, 2022, and 2021, including a net actuarial gain of $24.6 million for the year ended December 31, 2023, net actuarial loss of $7.8 million for the year ended December 31, 2022, and net actuarial gain of $50.5 million for the year ended December 31, 2021. For the year ended December 31, 2023, the net actuarial gain reflected favorable investment returns relative to the expected return assumption, partially offset by a decrease in interest rates from approximately 5.5% to 5.2%. For the year ended December 31, 2022, the net actuarial loss reflected unfavorable investment returns relative to the expected return assumption, partially offset by an increase in interest rates from approximately 2.8% to 5.5%, favorable investment returns relative to the expected return assumption, and healthcare claims assumption, partially offset by changes in mortality, healthcare costs trend assumptions, and claims experience. For the year ended December 31, 2021, the net actuarial gain reflected an increase in interest rates from approximately 2.5% to 2.8%, favorable investment returns relative to the expected return assumption, and healthcare claims assumption, partially offset by changes in mortality, healthcare costs trend assumptions, and claims experience.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:
•The expected return on benefit plan assets is approximately 6.8% for 2024. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $1.3 million in 2024. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2024 would be $0 since the actual return on assets would effectively be reflected at December 31, 2024, under our mark-to-market accounting methodology.
•The present value of pension obligations is calculated by discounting long-term obligations using a market interest rate. This discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plan. Discount rates of approximately 5.2% were used as of December 31, 2023. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $13.0 million and postretirement health and life benefit obligations by $3.7 million, and the resulting changes in the valuations would decrease the aggregate service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $0.9 million and $0.3 million, respectively.
•The healthcare costs trend rates are 7% projected in 2024 reducing to a final trend rate of 5% by 2032. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants.
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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. As of December 31, 2023, the liability for unrecognized tax benefits, included in Other Long-Term Liabilities on the Consolidated Balance Sheet in Part IV of this Annual Report, was $2.9 million and accrued interest and penalties totaled $0.3 million.

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

In 2021, Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus considered both its achievement of sustained profitability and cumulative income in 2021, as well as the forecasted income to be significant forms of positive evidence. Negative evidence included uncertainty in and the lack of objectively verifiable evidence for profitability in later years when Centrus’ existing Order Book and supply contracts reach expiration in its LEU segment. In Centrus’ Technical Solutions segment, negative evidence included uncertainty in the future funding of the HALEU enrichment facility and thus, no assumptions for the future funding of the HALEU enrichment facility were included in the forecast model because it was not objectively verifiable. Centrus determined that the positive evidence outweighed the negative evidence and supported a release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus recorded a $40.7 million partial release of its federal valuation allowance in the fourth quarter of 2021. Based on an analysis of the positive and negative evidence, it was determined that no change to the federal valuation allowance was necessary in 2022.

The Company evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment for 2023 through 2026, primarily from its long-term sales contracts. Centrus determined that the positive evidence of increased forecasted future income in the LEU segment based on existing sales Order Book and supply contracts along with commodity market forward pricing indicators, supported the release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus recorded a partial release of its federal valuation allowance. In the third and fourth quarters of 2023, respectively, Centrus released $7.7 million and $11.7 million of the valuation allowance against its federal net deferred tax assets.

The Company continues to maintain a partial valuation allowance against its remaining federal and state net deferred tax assets due to significant federal and state net operating losses and insufficient future taxable income. As of December 31, 2023, the valuation allowance against the remaining federal and state net deferred tax assets was $382.4 million.

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

Results of Operations

Set forth below are our results of operations for the year ended December 31, 2023 compared with the year ended December 31, 2022. We have omitted discussion of 2021 results where it would be redundant to the discussion previously included in Item 7 of our 2022 Annual Report on Form 10-K, filed with the SEC on February 22, 2023.

Segment Information

The following table presents elements of the accompanying Consolidated Statements of Operations that are categorized by segment (dollar amounts in millions):

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$208.2	$196.2	$12.0	6%
Uranium revenue	60.8	39.4	21.4	54%
Total	269.0	235.6	33.4	14%
Cost of sales	163.9	105.0	58.9	56%
Gross profit	$105.1	$130.6	$(25.5)	(20)%

Technical Solutions segment
Revenue	$51.2	$58.2	$(7.0)	(12)%
Cost of sales	44.2	70.9	(26.7)	(38)%
Gross profit (loss)	$7.0	$(12.7)	$19.7	155%

Total
Revenue	$320.2	$293.8	$26.4	9%
Cost of sales	208.1	175.9	32.2	18%
Gross profit	$112.1	$117.9	$(5.8)	(5)%

Revenue

Revenue from the LEU segment was $269.0 million and $235.6 million for the year ended December 31, 2023 and 2022, respectively, an increase of $33.4 million (or 14%). SWU revenue increased $12.0 million (or 6%) due to a 37% increase in the volume of SWU sold, partially offset by a 23% decrease in the average price of SWU sold. Uranium revenue increased $21.4 million (or 54%). The increase was driven by a 49% increase in the volume of UF6 sold and a 18% increase in the average price of UF6 sold. Revenue from sales of U3O8 was $0 and $4.9 million for the year ended December 31, 2023 and 2022, respectively.

Revenue from the Technical Solutions segment was $51.2 million and $58.2 million for the year ended December 31, 2023 and 2022, respectively, a decrease of $7.0 million (or 12%). This decrease was driven by decreased work performed under the HALEU Demonstration Contract, other contracts, and the X-energy contract of $45.4 million, $4.8 million, and $3.2 million, respectively. This was partially offset by increased work performed under the HALEU Operation Contract of $46.4 million.

Cost of Sales

Cost of sales for the LEU segment was $163.9 million and $105.0 million for the year ended December 31, 2023 and 2022, respectively, an increase of $58.9 million (or 56%). The volume of SWU and UF6 sold increased by 37% and 49%, respectively, and the average SWU and UF6 unit cost increased by 8% and 31%, respectively. Cost of sales of U3O8 was $0 and $3.6 million for the year ended December 31, 2023 and 2022, respectively.

Cost of sales for the Technical Solutions segment was $44.2 million and $70.9 million for the year ended December 31, 2023 and 2022, respectively, a decrease of $26.7 million (or 38%). This decrease was driven by decreased work performed under the HALEU Demonstration Contract, other contracts, and the X-energy contract of $37.6 million, $6.3 million and $3.2 million, respectively. This was partially offset by an increase in work performed under the HALEU Operation Contract of $20.4 million. The costs related to the HALEU Operation Contract for the year ended December 31, 2022 included the $21.3 million accrued loss for Phase 1 of the HALEU Operation Contract. For details on HALEU Operation and Demonstration Contract accounting, refer to Technical Solutions - Government Contracting above.

Gross Profit

The Company recognized a gross profit of $112.1 million and $117.9 million for the year ended December 31, 2023 and 2022, respectively, a decrease of $5.8 million (or 5%).

Gross profit for the LEU segment was $105.1 million and $130.6 million for the year ended December 31, 2023 and 2022, respectively, a decrease of $25.5 million (or 20%). The decrease was due primarily due to the specific contract and pricing mix of SWU contracts and the timing of their deliveries year over year. This was reflected by an increase in the volume of SWU sold and a decrease in the average profit margin per SWU.

Gross profit for the Technical Solutions segment was $7.0 million for the year ended December 31, 2023 and netted to a loss of $12.7 million for the year ended December 31, 2022, a change of $19.7 million (or 155%). The change was attributable to an increase in gross profit generated from the HALEU Operation Contract and other contracts of $26.0 million and $1.5 million, respectively, partially offset by a $7.8 million decrease in gross profit generated from the HALEU Demonstration Contract.

Non-Segment Information

The following table presents elements of the accompanying Consolidated Statements of Operations that are not categorized by segment (dollar amounts in millions):

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022	$ Change	% Change
Gross profit	$112.1	$117.9	$(5.8)	(5)%
Advanced technology costs	14.2	14.8	(0.6)	(4)%
Selling, general and administrative	35.6	33.9	1.7	5%
Amortization of intangible assets	6.3	9.0	(2.7)	(30)%
Special charges for workforce reductions	3.6	0.5	3.1	620%
Operating income	52.4	59.7	(7.3)	(12)%
Nonoperating components of net periodic benefit income	(23.2)	(6.6)	(16.6)	(252)%
Interest expense	1.3	0.5	0.8	160%
Investment income	(8.7)	(2.0)	(6.7)	(335)%
Other income, net	(1.5)	—	(1.5)	n/a
Income before income taxes	84.5	67.8	16.7	25%
Income tax expense	0.1	15.6	(15.5)	(99)%
Net income	$84.4	$52.2	$32.2	62%

Amortization of Intangible Assets

Amortization of intangible assets was $6.3 million and $9.0 million for the year ended December 31, 2023 and 2022, respectively, a decrease of $2.7 million (or 30%). Amortization expense for the intangible asset related to the September 2014 sales Order Book is a function of SWU sales volume under that Order Book, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Special Charges for Workforce Reductions

Special charges for workforce reductions was $3.6 million and $0.5 million for the year ended December 31, 2023 and 2022, respectively, an increase of $3.1 million (or 620%). Special charges for workforce reductions represents employee-related costs for severance and other related benefits. The increase was due primarily to an increase in severance expense of $3.1 million. In December 2023, the Company recorded a severance charge of $3.6 million related to the separation of one executive under the provisions of the Executive Severance Plan which provides severance benefits to certain covered executives.

Nonoperating Components of Net Periodic Benefit Income

Nonoperating components of net periodic benefit income was $23.2 million and $6.6 million for the year ended December 31, 2023 and 2022, respectively, an increase of $16.6 million (or 252%). For the year ended December 31, 2023, nonoperating components of net periodic benefit income consist primarily of the partial annuitization of one pension plan in October 2023 of ($28.6) million and other investment income and gains on plan assets of ($3.1) million, partially offset by a decrease in discount rates of $8.5 million. For the year ended December 31, 2022, nonoperating components of net periodic benefit income consist primarily of ($164.1) million related to an increase in discount rates, offset by a loss of $137.0 million on plan assets and $20.5 million of additional costs which include interest costs amortized during the year.

Investment Income

Investment income was $8.7 million and $2.0 million for the year ended December 31, 2023 and 2022, respectively, an increase of $6.7 million (or 335%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to an increase in interest rates.
Income Tax Expense

Income tax expense was $0.1 million and $15.6 million for the year ended December 31, 2023 and 2022, respectively, a decrease to the income tax expense of $15.5 million (or 99%). For the year ended December 31, 2023, income tax expense consists of federal income tax benefit of ($0.7) million, permanent differences of $4.8 million, and state income tax expense of $0.8 million. For the year ended December 31, 2022, income tax expense consists of federal income tax of $14.9 million, permanent differences of $3.5 million, and state income tax expense of $0.7 million. The state income tax expense for the year ended December 31, 2023 and 2022, primarily relates to an accrual for a current unrecognized tax benefit offset by the reversal of a previously accrued unrecognized tax benefit.

Net Income

Net income was $84.4 million and $52.2 million for the year ended December 31, 2023 and 2022, respectively, an increase of $32.2 million (or 62%). The increase was primarily driven by an increase in nonoperating components of net periodic benefit income of $16.6 million, a decrease in income tax expense of $15.5 million, and an increase in investment income of $6.7 million, partially offset by a decrease in gross profit of $5.8 million.

Net Income per Share

Refer to Note 15, Net Income per Common Share, of the Consolidated Financial Statements in Part IV of this Annual Report.

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

	Three Months Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Numerator (in millions):
Net income	$56.3	$21.3	$116.2	$84.4	$52.2	$175.0
Less: Distributed earnings allocable to warrant modification	—	1.5	—	—	1.5	—
Less: Preferred stock dividends - undeclared and cumulative	—	—	—	—	—	2.1
Less: Distributed earnings allocable to retired preferred shares	—	—	31.0	—	—	37.6
Net income allocable to common stockholders	$56.3	$19.8	$85.2	$84.4	$50.7	$135.3

Plus: Distributed earnings allocable to warrant modification	$—	$1.5	$—	$—	$1.5	$—
Plus: Distributed earnings allocable to retired preferred shares	—	—	31.0	—	—	37.6

Adjusted net income, including distributed earnings allocable to retired preferred shares and warrant modification (Non-GAAP)	$56.3	$21.3	$116.2	$84.4	$52.2	$172.9

Denominator (in thousands) (a):
Average common shares outstanding - basic	15,461	14,648	13,873	15,212	14,601	13,493
Average common shares outstanding - diluted	15,732	15,029	14,278	15,501	14,988	13,879

Net Income per Share (in dollars):
Basic	$3.64	$1.35	$6.14	$5.55	$3.47	$10.03
Diluted	$3.58	$1.32	$5.97	$5.44	$3.38	$9.75

Plus: Effect of distributed earnings allocable to retired preferred shares and warrant modification, per common share (in dollars):
Basic	$—	$0.10	$2.24	$—	$0.11	$2.78
Diluted	$—	$0.10	$2.17	$—	$0.10	$2.71

Adjusted Net Income per Share (Non-GAAP) (in dollars):
Basic	$3.64	$1.45	$8.38	$5.55	$3.58	$12.81
Diluted	$3.58	$1.42	$8.14	$5.44	$3.48	$12.46
(a) For details related to average shares outstanding, refer to Note 15, Net Income Per Common Share, of the Consolidated Financial Statements in Part IV of this Annual Report.

Liquidity and Capital Resources

As of December 31, 2023, the Company had a consolidated cash balance of $201.2 million. In addition, the Company had $29.8 million of restricted cash related to three inventory loans, which each required a cash deposit into an escrow fund. See Note 3, Cash, Cash Equivalents, and Restricted Cash, of the Consolidated Financial Statements in Part IV of this Report. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Annual Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

We believe our Order Book in our LEU segment is a source of stability for our liquidity position. Subject to market conditions, we see the potential for growing uncommitted demand for LEU during the next few years with accelerated open demand in 2025 and beyond.

Cash resources and net sales proceeds from our LEU segment fund technology costs that are outside of our customer contracts in the Technical Solutions segment and general corporate expenses, including cash interest payments on our debt. We believe our investment in advanced U.S. uranium enrichment technology will position the Company to meet the needs of our customers as they deploy advanced reactors and next generation fuels. We signed the three-year HALEU Demonstration Contract with DOE in October 2019. Under the HALEU Demonstration Contract, the Company contributed its required contribution through November 30, 2021. The program began May 31, 2019, when Centrus and the DOE signed a preliminary letter agreement that allowed work to begin while the full contract was being finalized. Our HALEU Demonstration Contract period of performance ended in November 2022. The Company is currently performing closeout activities on the HALEU Demonstration Contract.

We were awarded the HALEU Operation Contract in November 2022 which provided for a 50/50 cost share for Phase 1 of the base contract to complete the cascade, begin operations and complete the initial, small quantity of demonstration HALEU. The Company completed Phase 1 in November 2023. Phase 2 includes continued operations and maintenance on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years, comprised of three options of three years each, also on a cost-plus-incentive-fee basis. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under the DOE’s technical direction. The Company’s goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant.

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

If funding of gas centrifuge technology by the U.S. government is reduced or discontinued, or we are not awarded a future DOE contract to continue to operate the cascade, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

Further, any proposal for a U.S. ban on LEU imports represents a significant risk to our business as we currently rely on the TENEX Supply Contract as the major supply source to meet our delivery obligations. A ban on LEU imports could have a material impact on our operations and liquidity. For further discussion, please see Part I, Item 1A, Risk Factors.

The indenture governing the 8.25% Notes includes restrictions on the ability of Enrichment Corp. to transfer cash and other assets to the Company, which could constrain the Company’s ability to pay dividends on its Common Stock or to fund its commitments or the commitments of its other subsidiaries, subject to certain exceptions, such as the transfer of inventory and other assets in the ordinary course of business of Enrichment Corp. The indenture also restricts the Company’s ability to engage in certain mergers or acquisitions and requires the Company to offer to repurchase all such outstanding notes at 101% of their outstanding principal amount in the event of certain change of control events.

Capital expenditures of approximately $7.0 million are anticipated over the next 12 months.

On October 12, 2023, the Company entered into an agreement with an insurer (“Insurer”) for one of its defined benefit plans to purchase a group annuity contract and transferred approximately $186.5 million of its pension plan obligations to the Insurer. The purchase of the group annuity contract was funded directly by assets of the pension plan of approximately $171.4 million. The purchase resulted in a transfer of benefit administrative responsibilities for approximately 1,400 beneficiaries effective December 1, 2023. The Company recorded income related to the pension settlement in the fourth quarter of $28.6 million which was included in Nonoperating Components of Net Periodic Benefit Income in our Consolidated Statements of Operations.

We are also actively considering, and expect to consider potential strategic transactions from time to time, which at any given time may be in various stages of discussions, diligence, or negotiation. These could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies, or changes to our capital structure. In connection with any such transaction, we would seek to satisfy these needs through a combination of working capital, cash generated from operations or additional debt or equity financing.

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Year Ended December 31,
	2023	2022
Cash provided by operating activities	$9.1	$20.6
Cash used in investing activities	(1.6)	(0.7)
Cash provided by (used in) financing activities	13.9	(4.3)
Increase in cash, cash equivalents and restricted cash	$21.4	$15.6

Operating Activities

During 2023, net cash provided by operating activities was $9.1 million. The net increase was primarily due to approximately $318.0 million in cash collected from customers, investment income, and reimbursements for postretirement health and life benefits paid by the Company. These cash inflows were partially offset by approximately $309.0 million of disbursements for operations, of which approximately $245.0 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements including corporate administration, benefits claims, and advanced technology costs.

During 2022, net cash provided by operating activities was $20.6 million. The net increase was primarily due to $252.0 million in cash collected from customers, offset by $159.1 million of payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment. This remaining difference was primarily related to payments for benefit claims, corporate administration, and advance technology costs.

Investing Activities

For the year ended December 31, 2023 and 2022, investing activities consisted of capital expenditures of $1.6 million and $0.7 million, respectively.

Financing Activities

For the year ended December 31, 2023, cash of $23.2 million was provided from the net proceeds related to the issuance of 722,568 shares of Class A Common Stock under an ATM offering.

For both the years ended December 31, 2023 and 2022, annual payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 8, Debt, of the Consolidated Financial Statements in Part IV of this Annual Report regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	December 31,
	2023	2022
Cash and cash equivalents	$201.2	$179.9
Accounts receivable	49.4	38.1
Inventories, net	222.1	148.4
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(165.0)	(137.5)
Other current assets and liabilities, net	(87.3)	(84.9)
Working capital	$214.3	$137.9

We are managing our working capital to seek to improve the long-term value of our LEU and Technical Solutions segments and are planning to continue funding the Company’s qualified pension plans because we believe that is in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position, and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of our 8.25% Notes. We continually evaluate alternatives to manage our capital structure, and may opportunistically repurchase, exchange, or redeem Company securities from time to time.

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold through at the market offerings an aggregate of 722,568 shares, 99,090 shares, and 1,516,467 shares of its Class A Common Stock for a total of $24.4 million, $3.8 million, and $44.2 million in 2023, 2022, and 2021, respectively. After expenses and commissions paid to the agents the Company’s 2023, 2022, and 2021, proceeds totaled $23.4 million, $3.6 million, and $42.4 million, respectively. Additionally, the Company recorded direct costs of $0.2 million and $0.3 million related to the issuance in 2023 and 2021, respectively. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from these offerings for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities.

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

On December 18, 2023, the Company issued 149,179 net shares of Class A Common Stock in connection with the cashless exercise by Kulayba LLC of the New Warrant for 250,000 shares of Class A Common Stock at an exercise price of $21.62.

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

The Fifth Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Fifth Amendment has been adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carryforwards for United States federal income tax purposes and other tax benefits.

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

2021 Tender Offer

On October 20, 2021, the Company announced the commencement of a tender offer to purchase all of its outstanding Series B Senior Preferred Stock, par value $1.00 per share (the “Series B Senior Preferred Stock”), at a price of $1,145.20 per share (inclusive of any rights to accrued but unpaid dividends), to the sellers in cash, less any applicable withholding taxes (the “Offer”). The Offer was made pursuant to the Tender Offer Statement on Schedule TO filed by the Company on October 20, 2021, with the SEC. The aggregate liquidation preference per Series B Senior Preferred Stock (including accrued but unpaid dividends) was $1,347.29 as of September 30, 2021.

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

Contractual Commitments

As of December 31, 2023, Centrus had contractual commitments to repay debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities.

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

In our LEU segment, we have long-term inventory purchase agreements with TENEX and Orano that extend to 2028 and 2030, respectively. Refer to Note 17, Commitments and Contingencies, of the Consolidated Financial Statements in Part IV of this Annual Report for additional information. In addition, Centrus has entered into multiple inventory loans that we expect to repay from 2024 through 2026. Refer to Note 4, Inventories, of the Consolidated Financial Statements in Part IV of this Annual Report for additional information.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with the DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at December 31, 2023.

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

Interest Rate Risk

We have financial instruments that are subject to interest rate risk, primarily our 8.25% Notes. As of December 31, 2023, we have $95.7 million of debt related to our 8.25% Notes, with a fair value of approximately $71.7 million. The terms of our 8.25% Notes do not generally allow investors to demand we pay off these obligations prior to maturity. Therefore, we do not have significant exposure to interest rate risk on our 8.25% Notes. However, we do have exposure to fair value risk if we repurchase or exchange the 8.25% Notes prior to maturity.

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

Foreign Currency Exchange Rate Risk

Our contracts with customers and suppliers are denominated primarily in U.S. dollars. On occasion, we will accept payments in euros for spot sales that may be subject to short-term exchange risk. Half of our Orano Supply Agreement is denominated in euros, exchanged at a fixed rate. We have one customer contract that commenced deliveries in 2023 and extends to 2026 where payments are denominated in euros that may be subject to exchange rate risk. If the euro strengthens against the dollar by approximately 20% and nears its highest value over the past 10 years, it will have a negative cash flow impact on the contract of less than 10%. Since the substantial majority of our business is conducted in U.S. dollars, a 20% change in the euro would not have a material impact to our financial condition or results of operations.

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

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements, together with related notes and the reports of our independent registered public accounting firms, are set forth in Part IV, Item 15 of this Annual Report.

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

As of December 31, 2023, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of stockholders, which will be filed no later than 120 days after December 31, 2023 (the “2024 Proxy Statement”), is incorporated herein by reference.

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

The Company has also adopted the Centrus Energy Corp. Securities Trading and Confidentiality Policies and Procedures which governs the purchase, sale and/or other disposition of the Company's securities, including its Class A Common Stock, by its directors, officers and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of this policy is filed as Exhibit 19 to this Annual Report.

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Compensation Discussion & Analysis and Compensation of Directors, respectively, in the 2024 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2024 Proxy Statement is incorporated herein by reference.

Information concerning the common stock that may be issued under the 2014 Equity Incentive Plan (as amended and restated in June 2021) appearing under the caption Equity Compensation Plan Information in the 2024 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2024 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2024 Proxy Statement is incorporated herein by reference.

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

1.2
Amended No. 1 to At Market Issuance Sales Agreement dated December 5, 2022, by and among the Company, B. Riley Securities, Inc. and Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

3.1
Amended and Restated Certificate of Incorporation of Centrus Energy Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form 8-A, filed with the SEC on September 30, 2014).

3.2
Third Amended and Restated Bylaws of Centrus Energy Corp. (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 31, 2017).

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

4.16
Fifth Amendment to the Section 382 Rights Agreement by and between Centrus Energy Corp., Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2023).

4.17	Description of the Securities of the Company. (a)

4.18
Form of Amended and Restated Warrant to Purchase Common Stock by and between the Company and Kulayba LLC (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022.

4.19
Form of Second Amended and Restated Warrant to Purchase Common Stock, dated as of December 29, 2022, by and between Centrus Energy Corp. and Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc (incorporated by reference to Exhibit 1.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

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

10.4
Amendment 3 to Appendix 1 Lease Agreement between the U.S. Department of Energy and United States Enrichment Corporation for the Gas Centrifuge Enrichment Plant, dated as of November 30, 2022 (incorporated by reference to Exhibit 10.82 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.5
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

10.6
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

10.7
Memorandum of Agreement, dated April 6, 1998, between the Office of Management and Budget and United States Enrichment Corporation relating to post-privatization liabilities (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 29, 1998).

10.8
Agreement, dated June 17, 2002, between DOE and USEC Inc. (“2002 DOE-USEC Agreement”) (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2002).

10.9
Modification 1 to 2002 DOE-USEC Agreement, dated August 20, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on February 24, 2006).

10.10	Modification No. 2 dated January 12, 2009, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2009).

10.11	Modification No. 3 dated January 28, 2010, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2010).

10.12	Modification No. 4 dated February 11, 2011, to 2002 DOE-USEC Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 16, 2011).

10.13
Modification No. 5 dated June 12, 2012, to the Agreement dated June 17, 2002, between DOE and USEC Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 1, 2012).

10.14
License dated December 7, 2006 between the United States of America, as represented by DOE, as licensor, and USEC Inc., as licensee (incorporated by reference to Exhibit 10.34 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 27, 2007).

10.15
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

10.29
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

10.30
Letter Agreement, dated June 9, 2020, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020).

10.31
Amendment No. 010, dated February 11, 2022, to the Enriched Product Transitional Supply Contract dated March 23, 2011, between United States Enrichment Corporation and TENEX (certain information has been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed).

10.32
Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.77 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015).

10.33	Form of Change in Control Agreement with executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2013). (b)

10.34
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

10.37	2019 Executive Incentive Plan (incorporated by reference to Exhibit 10.60 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020). (b)

10.38
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

10.40
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2013). (b)

10.41
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

10.44
Centrus Energy Corp. Employee Notional Stock Unit Award Agreement and Centrus Energy Corp. Employee Stock Appreciation Right Award Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

10.45
Purchase and Sale Agreement dated April 27, 2018 between Orano Cycle and United States Enrichment Corporation (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018). (Certain information has been omitted and filed separately, pursuant to confidential treatment under Rule 24.b2).

10.46
First Amendment, dated June 5, 2020, to the Purchase and Sale Agreement, dated April 27, 2018, between Orano Cycle and United States Enrichment Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020).

10.47
Letter Agreement, dated May 31, 2019 between Centrus Energy Corp. and the U.S. Department of Energy (certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 12, 2019).

10.48
Agreement, dated October 31, 2019, by and between American Centrifuge Operating, LLC and the United States Department of Energy (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020).

10.49
Exchange Agreement dated February 2, 2021, by and between the Company and Kulayba LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on February 5, 2021).

10.50
Agreement, dated as of September 7, 2021 by and between United States Enrichment Corporation and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 12, 2021).

10.51	Executive Incentive Plan dated April 8, 2022 (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2022). (b)

10.52
Form of Employee Restricted Stock Award Notice under the Executive Incentive Plan dated April 8, 2022 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022). (b)

10.53
Modification 1 to Agreement, dated as of September 25, 2019, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.54
Modification 3 to Agreement, dated as of March 18, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.55
Modification 4 to Agreement, dated as of June 5, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.56
Modification 5 to Agreement, dated as of June 17, 2020, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.57
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

10.64
Modification 14 to Agreement, dated as of December 7, 2021, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2021).

10.65
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

10.71
Modification 21 to Agreement, dated July 7, 2022, by and between American Centrifuge Operating, LLC and the U. S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.72
Modification 22 to Agreement, dated July 27, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.73
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

10.76
Modification 26 to Agreement, dated October 19, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022).

10.77
Modification 27 to Agreement, dated November 28, 2022, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.78
Modification 28 to Agreement, dated January 25, 2023, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.84 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.79
Modification 29 to Agreement, dated February 14, 2023, by and between American Centrifuge, LLC and the U.S Department of Energy (incorporated by reference to Exhibit 10.86 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.80
Modification 30 to Agreement, dated March 2, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.81
Modification 31 to Agreement, dated April 2, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.82
Voting and Nomination Agreement, dated December 29, 2022, by and between Centrus Energy Corp. and Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc (incorporated by reference to Exhibit 10.83 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.83
Agreement, dated November 30, 2022, by and between American Centrifuge, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.84
Modification 1 to Agreement, dated January 19, 2023, by and between American Centrifuge, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.85 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.85
Modification 2 to Agreement, dated March 21, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.86
Modification 3 to Agreement, dated April 3, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.87
Modification 4 to Agreement, dated September 28, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023).

10.88
Modification 5 to Agreement, dated October 19, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023).

10.89	Modification 6 to Agreement, dated December 23, 2023, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.90
Letter agreement, dated April 28, 2023, by and between Joint Stock Company “TENEX” and United States Enrichment Corporation (certain information has been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023).

10.91	Employment Agreement, dated November 16, 2023 by and between Centrus Energy Corp. and Amir Vexler. (a)(b)

10.92	Centrus Energy Corp. Restricted Stock Unit Award Notice dated January 1, 2024 by and between Centrus Energy Corp. and Amir Vexler. (a)(b)

16.1	Letter, dated March 8, 2023, from PricewaterhouseCoopers LLP to the SEC (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023).

19	Insider Trading Policy. (a)

21	Subsidiaries of Centrus Energy Corp. (a)

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm. (a)

23.2	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

97	Centrus Energy Clawback Policy, dated August 3, 2023, related to Recovery of Erroneously Awarded Compensation. (a)

101	Consolidated Financial Statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed in interactive data file (formatted as Inline XBRL). (a)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(a) Filed herewith.

(b) Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

February 9, 2024	/s/ Amir V. Vexler
Amir V. Vexler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 9, 2024:

Signature	Title

/s/ Amir V. Vexler	President and Chief Executive Officer (Principal Executive Officer) and Director
Amir V. Vexler

/s/ Kevin J. Harrill	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Kevin J. Harrill

/s/ Mikel H. Williams	Chairman of the Board and Director
Mikel H. Williams

/s/ Kirkland H. Donald	Director
Kirkland H. Donald

/s/ Tetsuo Iguchi	Director
Tetsuo Iguchi

/s/ Tina W. Jonas	Director
Tina W. Jonas

/s/ William J. Madia	Director
William J. Madia

/s/ Bradley K. Sawatzke	Director
Bradley K. Sawatzke

CENTRUS ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Centrus Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Centrus Energy Corp. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ deficit, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation Allowance related to Federal Deferred Tax Assets – Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment for 2023 through 2026, primarily from its long-term sales contracts. Centrus determined that the positive evidence of increased forecasted future income in the LEU segment based on existing sales Order Book and supply contracts along with commodity market forward pricing indicators, supported the release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus recorded a partial release of its federal valuation allowance. In the third and fourth quarters of 2023, respectively, Centrus released ($7.7) million and ($11.7) million of the valuation allowance against its federal net deferred tax assets.

The principal considerations for our determination that performing procedures relating to the valuation allowance related to federal deferred tax assets is a critical audit matter are (i) the significant judgment by management when assessing the ability to realize the federal deferred tax assets and whether a valuation allowance is necessary, particularly as it relates to estimates of future taxable income and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to estimates of future taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Valuation Allowance related to Federal Deferred Tax Assets included the following, among others:
•Tested the design and operating effectiveness of management’s internal controls pertaining to the ability to realize federal deferred tax assets and whether a valuation allowance is necessary, including controls over the estimates of future taxable income.
•Evaluated management’s methodology for assessing the ability to realize federal deferred taxes and whether a valuation allowance is necessary.
•Tested the completeness and accuracy of underlying information used in management’s process for assessing the ability to realize federal deferred tax assets and whether a valuation allowance is necessary.
•Assessed the timing for appropriateness of the valuation allowance partial releases associated with the federal deferred tax assets.
•Evaluating management’s assumption related to the estimates of future taxable income involved evaluating whether the assumptions and estimates used by management were reasonable considering (i) the current and past performance of the Company; (ii) the terms of the Company’s existing contractual agreements with its customers and suppliers; (iii) the source and reliability of market related inputs; and (iv) whether the assumptions were consistent with evidence obtained in other areas of the audit.
•Read and analyzed the minutes of the Boards of Directors of Centrus Energy Corporation for discussions of changes in legal, regulatory, or business factors which could impact management’s estimates and conclusions with respect to the financial statement impacts of the valuation allowance for deferred tax assets.
•Read and evaluated relevant sanctions, laws, regulatory statutes or other publicly available information to assess whether this external information was appropriately considered by management in their determination of the valuation allowance related to federal deferred tax assets.
•Evaluated Centrus Energy Corporation’s footnotes and disclosures related to the financial statement impacts of the valuation allowance for deferred tax assets.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 9, 2024

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Centrus Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Centrus Energy Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 9, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 9, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Centrus Energy Corp.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Centrus Energy Corp. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income, of stockholders’ deficit and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Baltimore, Maryland
February 22, 2023

We served as the Company's auditor from 2002 to 2023.

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$201.2	$179.9
Accounts receivable	49.4	38.1
Inventories	306.4	209.2
Deferred costs associated with deferred revenue	117.6	135.7
Other current assets	10.8	24.2
Total current assets	685.4	587.1
Property, plant and equipment, net	7.0	5.5
Deposits for financial assurance	32.4	32.3
Intangible assets, net	39.4	45.7
Deferred tax assets, net	28.5	26.8
Other long-term assets	3.5	8.1
Total assets	$796.2	$705.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$56.2	$65.5
Payables under inventory purchase agreements	41.9	43.6
Inventories owed to customers and suppliers	84.3	60.8
Deferred revenue and advances from customers	282.6	273.2
Current debt	6.1	6.1
Total current liabilities	471.1	449.2
Long-term debt	89.6	95.7
Postretirement health and life benefit obligations	81.2	84.5
Pension benefit liabilities	17.3	43.6
Advances from customers	32.8	46.2
Long-term inventory loans	63.1	48.7
Other long-term liabilities	8.8	11.7
Total liabilities	763.9	779.6
Commitments and contingencies (Note 17)
Stockholders’ equity (deficit):
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 14,956,434 and 13,919,646 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1.5	1.4
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of December 31, 2023 and December 31, 2022	0.1	0.1
Excess of capital over par value	180.5	158.1
Accumulated deficit	(149.5)	(233.9)
Accumulated other comprehensive income (loss)	(0.3)	0.2
Total stockholders’ equity (deficit)	32.3	(74.1)
Total liabilities and stockholders’ equity (deficit)	$796.2	$705.5

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Separative work units	$208.2	$196.2	$163.3
Uranium	60.8	39.4	22.8
Technical solutions	51.2	58.2	112.2
Total revenue	320.2	293.8	298.3
Cost of Sales:
Separative work units and uranium	163.9	105.0	113.1
Technical solutions	44.2	70.9	70.7
Total cost of sales	208.1	175.9	183.8
Gross profit	112.1	117.9	114.5
Advanced technology costs	14.2	14.8	2.1
Selling, general and administrative	35.6	33.9	36.0
Amortization of intangible assets	6.3	9.0	8.1
Special charges for workforce reductions	3.6	0.5	—
Operating income	52.4	59.7	68.3
Nonoperating components of net periodic benefit income	(23.2)	(6.6)	(67.6)
Interest expense	1.3	0.5	0.1
Investment income	(8.7)	(2.0)	(0.1)
Other income, net	(1.5)	—	—
Income before income taxes	84.5	67.8	135.9
Income tax expense (benefit)	0.1	15.6	(39.1)
Net income and comprehensive income	84.4	52.2	175.0
Distributed earnings allocable to warrant modification	—	1.5	—
Preferred stock dividends - undeclared and cumulative	—	—	2.1
Distributed earnings allocable to retired preferred shares	—	—	37.6
Net income allocable to common stockholders	$84.4	$50.7	$135.3

Net income per share:
Basic	$5.55	$3.47	$10.03
Diluted	$5.44	$3.38	$9.75
Average number of common shares outstanding (in thousands):
Basic	15,212	14,601	13,493
Diluted	15,501	14,988	13,879

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
OPERATING
Net income	$84.4	$52.2	$175.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7.1	9.6	8.6
Accrued loss on long-term contract	(20.0)	19.5	(7.2)
Deferred tax assets	(1.6)	14.7	(39.5)
Retirement benefit plans (gains) losses, net	(24.6)	7.8	(50.5)
Revaluation of inventory borrowing	7.4	8.0	4.8
Equity-related compensation	2.3	1.9	12.1
Other reconciling adjustments, net	(1.6)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11.3)	(9.0)	0.5
Inventories	(83.8)	(88.5)	(14.2)
Inventories owed to customers and suppliers	23.5	52.4	3.5
Other current assets	14.9	(15.6)	(1.0)
Payables under inventory purchase agreements	(1.7)	5.7	16.6
Deferred revenue and advances from customers, net of deferred costs	12.1	(22.5)	13.2
Accounts payable and other liabilities	8.5	2.6	(4.6)
Pension and postretirement liabilities	(5.7)	(18.1)	(67.0)
Other changes, net	(0.8)	(0.1)	(0.3)
Cash provided by operating activities	9.1	20.6	50.0

INVESTING
Capital expenditures	(1.6)	(0.7)	(1.2)
Cash used in investing activities	(1.6)	(0.7)	(1.2)

FINANCING
Proceeds from the issuance of common stock, net	23.2	3.6	42.1
Redemption of preferred stock, net	—	—	(44.4)
Payment of interest classified as debt	(6.1)	(6.1)	(6.1)
Exercise of stock options	—	0.4	0.9
Withholding of shares to fund grantee tax obligations under stock-based compensation plan	(3.0)	(1.9)	(2.4)
Other	(0.2)	(0.3)	—
Cash provided by (used in) financing activities	13.9	(4.3)	(9.9)

Increase in cash, cash equivalents and restricted cash	21.4	15.6	38.9
Cash, cash equivalents and restricted cash, beginning of year (Note 3)	212.4	196.8	157.9
Cash, cash equivalents and restricted cash, end of year (Note 3)	$233.8	$212.4	$196.8

	Year Ended December 31,
	2023	2022	2021

Supplemental cash flow information:
Non-cash activities:
Property, plant and equipment included in accounts payable and accrued liabilities	0.9	0.2	—
Equity transaction costs included in accounts payable and accrued liabilities	—	0.2	0.4
Adjustment to right to use lease assets from lease modification	(4.2)	6.6	—
Disposal of right to use lease assets from lease modification	—	—	1.0
Reclassification of equity compensation liability to equity	—	10.6	7.5
Common stock and warrant issued in exchange for preferred stock	—	—	7.5
Distributed earnings allocable to warrant modification	—	1.5	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2020	$0.1	$1.1	$0.1	$85.0	$(407.7)	$0.8	$(320.6)

Net income	—	—	—	—	175.0	—	175.0
Issuance of common stock	—	0.2	—	41.9	—	—	42.1
Exchange of preferred stock for common stock and common stock warrant	—	0.1	—	7.5	(7.6)	—	—
Purchase under tender offer	(0.1)	—	—	—	(44.3)	—	(44.4)
Reclassification of stock-based compensation liability to equity	—	—	—	7.5	—	—	7.5
Stock-based compensation shares withheld for employee taxes	—	—	—	(2.4)	—	—	(2.4)
Other comprehensive loss	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance at December 31, 2021	$—	$1.4	$0.1	$140.7	$(284.6)	$0.5	$(141.9)

Net income	—	—	—	—	52.2	—	52.2
Issuance of common stock	—	—	—	4.0	—	—	4.0
Reclassification of stock-based compensation liability to equity	—	—	—	10.6	—	—	10.6
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Warrant modification	—	—	—	1.5	(1.5)	—	—
Other comprehensive loss (net of tax)	—	—	—	—	—	(0.3)	(0.3)
Stock-based compensation	—	—	—	3.2	—	—	3.2
Balance at December 31, 2022	$—	$1.4	$0.1	$158.1	$(233.9)	$0.2	$(74.1)

Net income	—	—	—	—	84.4	—	84.4
Issuance of common stock	—	0.1	—	23.1	—	—	23.2
Stock-based compensation shares withheld for employee taxes	—	—	—	(3.0)	—	—	(3.0)
Other comprehensive loss (net of tax)	—	—	—	—	—	(0.5)	(0.5)
Stock-based compensation	—	—	—	2.3	—	—	2.3
Balance at December 31, 2023	$—	$1.5	$0.1	$180.5	$(149.5)	$(0.3)	$32.3

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

Inventories and Inventories Owed to Customers and Suppliers

LEU consists of two components: SWU and UF6. SWU is a standard unit of measurement that represents the effort required to transform a given amount of natural uranium into two components: enriched uranium having a higher percentage of U235 and depleted uranium having a lower percentage of U235. The SWU contained in LEU is calculated using an industry standard formula based on the physics of enrichment. The amount of enrichment deemed to be contained in LEU under this formula is commonly referred to as its SWU component and the quantity of natural uranium hexafluoride deemed to be used in the production of LEU under this formula is referred to as its uranium or “feed” component.

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

Intangible Assets

Centrus has intangible assets resulting from fresh start accounting as a result of emergence from Chapter 11 bankruptcy on September 30, 2014. The identifiable intangible assets relate to the sales Order Book and customer relationships. The Order Book intangible asset is amortized as the Order Book valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 5 ¾ years of scheduled amortization remaining. Refer also to Carrying Value of Long-Lived Assets below.

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

Concentrations of Supply Risk and Other Considerations with the War in Ukraine

The current war in Ukraine has led to the U.S., Russia and other countries imposing sanctions and other measures that restrict international trade. The situation is rapidly changing, and it is not possible to predict future actions that could be taken. The Company has multiple sources of supply; however, the supply contract with TENEX remains the Company’s largest source and accounts for well over one-half of or its anticipated supply in 2024-2027 for deliveries to U.S. customers.

At present, sanctions have not impacted the ability of the Company or TENEX to perform under the TENEX Supply Contract. Recently, sanctions have been imposed by the U.S. on exports of fossil fuels. Russia has imposed sanctions on the export of commodities but does not include the export of LEU. Canada has imposed sanctions on ocean transportation of Russian LEU, but has given a permit to the Company’s carrier that extends to early July 2024. Additional sanctions or other measures by the U.S. or foreign governments (including the Russian government) could be imposed or the existing Canadian permit might not be extended. Any sanctions or measures directed at trade in LEU from Russia or the parties involved in such trade or otherwise, including denial or non-renewal of licenses or permits, could interfere with, or prevent, implementation of the TENEX Supply Contract. While the initial sanctions announced do not affect the ability of the Company or TENEX to implement the TENEX Supply Contract, the situation at this time is unpredictable and there are proposals in Congress (including one that has passed the House of Representatives) to impose a ban on imports of Russian LEU.

If a ban were enacted or measures were taken to limit the supply of Russian LEU or to prohibit or limit dealings with Russian entities, including, but not limited to, TENEX or Rosatom, the Company would seek a license, waiver or other approval from the government imposing such measures to ensure that the Company could continue to fulfill its purchase and sales obligations. There is no assurance that such a license, waiver, or approval would be granted. If a license, waiver or approval were not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX. The Company has contracts for alternative sources that could be used to mitigate a portion of the near term impacts. However, the Company’s alternative sources are not sufficient to replace all of the Russian LEU the Company is currently permitted to import under the RSA, and to the extent additional supply cannot be obtained, or obtained at a higher costs, it will have a material adverse impact on its business, results of operations, and competitive position.

Given the foregoing, there is no assurance that future developments would not have a material adverse effect on the Company’s procurement, payment, delivery or sale of LEU under the TENEX Supply Contract and well as on our business, results of operations, and competitive position.

Segments

Centrus operates two business segments: LEU, which supplies various components of nuclear fuel to utilities, and Technical Solutions, which provides advanced engineering, design, and manufacturing services to government and private sector customers.

Related Party

As previously disclosed in the Company’s Current Report on Form 8-K filed on December 31, 2020, on that same date the Company entered into an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, relating to an ATM offering of shares of the Company’s Class A Common Stock. Mr. Williams, Chairman of the Centrus Board of Directors, also served on the board of B. Riley Financial, Inc. Mr. Williams recused himself and took no part in the selection of B. Riley or the negotiation of the terms of the Sales Agreement.

The Company filed a shelf registration statement on Form S-3 (Registration Statement No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200 million in securities, in aggregate. The Company may continue to work with B. Riley Securities, Inc. for any offerings under this registration statement. Mr. Williams is an employee of Targus International LLC whose ultimate parent has been B. Riley Financial, Inc since 2022. Please refer to Note 16, Stockholders’ Equity, for further details.

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

SWU and Uranium Revenue

Revenue for the Company’s LEU segment is derived from sales of the SWU component of LEU, from sales of both the SWU and uranium components of LEU, and from sales of UF6 and U308. Contracts with customers are primarily medium and long-term, fixed-commitment, contracts under which its customers are obligated to purchase a specified quantity of the SWU component of LEU or the SWU and uranium components of LEU. The Company’s contracts for UF6 and U308 are generally shorter-term, fixed-commitment contracts.

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

On occasion, the Company will accept payment in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time transfer of control of LEU occurs and is based on the fair value of the uranium at contract inception or, as the quantity of uranium is finalized, if variable.

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

Advanced Technology Costs

American Centrifuge and related expenses that are outside of the Company’s customer contracts are included in Advanced Technology Costs.

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

Executive Severance Plan

The Company provides severance benefits to certain covered executives, which may also include continuation of certain insurance benefits, under an Executive Severance Plan (the “Severance Plan”). The benefits payable under the Severance Plan are based on salary level, amongst other variables. As the severance expenses are part of an on-going benefit arrangement, the Company recognizes the expense when payment of the severance is probable and can be reasonably estimated in accordance with ASC 712, Compensation — Nonretirement Postemployment Benefits.

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

Stock-based compensation cost for awards likely to be settled with cash payments is recognized over the requisite service period and accrued as a liability and re-measured each reporting period based on the trading price of the Company’s common stock.

The Company recognizes forfeitures as they occur.

New Accounting Standards

Accounting Standards Effective in Future Periods

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This pronouncement is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is evaluating the impact this will have on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes, to improve the transparency of income tax disclosures, primarily through requiring consistent categories and greater disaggregation in the rate reconciliation and requiring disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. Based on the Company’s review, it does not expect the pronouncement to have any material impact on its Consolidated Financial Statements.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region, including foreign countries representing 10% or more of revenue, based on the billing addresses of customers (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$230.4	$96.1	$108.3
Foreign:
Belgium	0.1	38.3	36.6
Japan	23.6	61.6	34.6
Other	14.9	39.6	6.6
Total foreign	38.6	139.5	77.8
Revenue - SWU and uranium	$269.0	$235.6	$186.1

Refer to Note 19, Revenue by Geographic Area, Major Customers and Segment Information, for disaggregation of revenue by segment and end-market. SWU sales are made primarily to electric utility customers and uranium sales are made primarily to other nuclear fuel related companies. Technical Solutions revenue resulted primarily from services provided to the U.S. government and its contractors. SWU and uranium revenue is recognized at point of sale and Technical Solutions revenue is generally recognized over time based on direct costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

Accounts Receivable

	December 31,
	2023	2022
	(in millions)
Accounts receivable:
Billed	$40.2	$29.0
Unbilled *	9.2	9.1
Accounts receivable	$49.4	$38.1

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	December 31,
	2023	2022	Change
Accrued losses on HALEU Operation Contract:
Current - Accounts payable and accrued liabilities	$—	$20.0	$(20.0)
Deferred revenue - current	$252.4	$258.4	$(6.0)
Advances from customers - current	$30.2	$14.8	$15.4
Advances from customers - non current	$32.8	$46.2	$(13.4)

Deferred sales and advances from customers totaled $33.4 million and $33.7 million in the year ended December 31, 2023, and 2022, respectively. Previously deferred sales and advances from customers recognized in revenue totaled $23.6 million and $62.4 million in the year ended December 31, 2023, and 2022, respectively.

LEU Segment

The SWU component of LEU typically is bought and sold under contracts with deliveries over several years. The Company’s agreements for natural uranium hexafluoride and uranium concentrate sales generally are shorter-term, fixed-commitment contracts. The Company’s sales under contract in the Order Book extend to 2030. As of December 31, 2023 and December 31, 2022, the Order Book was approximately $1.0 billion. The Order Book represents the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries under contract and includes approximately $315 million and $319 million of Deferred Revenue and Advances from Customers at December 31, 2023 and December 31, 2022, respectively.

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

Under the terms of certain contracts with customers in the LEU segment, the Company will accept payment for SWU in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable. For the year ended December 31, 2023, 2022, and 2021, respectively, SWU revenue of $14.8 million, $14.5 million, and $0 was recognized under such contracts based on the fair market value of uranium acquired in exchange for SWU delivered. Uranium received from customers as advance payments for the future sales of SWU totaled $63.0 million and $61.0 million as of December 31, 2023, and 2022, respectively. The advance payments are included in either Advances from Customers, Current or Advances from Customers, Non current, based on the anticipated SWU sales period.

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

In 2019, the Company entered into a cost-share contract with the DOE, the HALEU Demonstration Contract, to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE modified the contract several times to increase the total contract funding to $173.0 million and to extend the period of performance to November 30, 2022. The Company is currently performing closeout activities on the HALEU Demonstration Contract. Costs under the HALEU Demonstration Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The impact to Cost of Sales for the years ended December 31, 2023, 2022, and 2021 is $0, $0.5 million, and $7.2 million, respectively, for previously accrued contract losses attributable to work performed in the periods. As of both December 31, 2023 and December 31, 2022, a total of $19.6 million of previously accrued contract losses have been realized and the accrued contract loss balance included in Accounts Payable and Accrued Liabilities is $0. The Company has received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through December 31, 2023.

In 2022, DOE elected to move the operational portion of the demonstration to a subsequent, competitively-awarded contract that allows for a much longer period of operation than would have been possible under the original contract. On November 10, 2022, after a competitive solicitation, the DOE awarded the HALEU Operation Contract to the Company and work began December 1, 2022. The base contract value is approximately $150 million in two phases through 2024. Phase 1 included an approximately $30 million cost share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

Phase 2 of the HALEU Operation Contract includes continued operations and maintenance, and production for a full year at an annual production rate of 900 kilograms of HALEU UF6. The DOE will own the HALEU produced from the demonstration cascade and Centrus will be compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is obligated to provide the 5B Cylinders necessary for us to collect the output of the cascade, but supply chain challenges have created difficulties for DOE in securing enough 5B Cylinders for the entire production year. Centrus’ delivery of the 900 kilograms, which it no longer can achieve by November 2024, was conditioned on DOE’s ability to provide the 5B Cylinders on a timeline that allows for continuous production throughout Phase 2 of the contract. During time periods when 5B Cylinders are insufficient, the Company will be able to continue operations of the cascade, but will not be able to produce HALEU. The 9% target fee for Phase 2 of the contract was estimated to be $7.5 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million.

To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components while the contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. The Company is also performing additional work on infrastructure and facility repairs under DOE’s technical direction. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope, which are not subject to cost-share, for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million. On October 19, 2023, the DOE modified the HALEU Operation Contract to provide additional funding of $5.5 million for the additional scope items.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. When estimates of program costs to be incurred for an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. As of December 31, 2022, the portion of the Company’s anticipated cost share under the HALEU Operation Contract representing the Company’s share of projected program costs was recognized in Cost of Sales as an accrued loss of $21.3 million. At December 31, 2023 and December 31, 2022, $0 and $20.0 million of the accrued loss is included in Accounts Payable and Accrued Liabilities, respectively. The accrued loss on the contract was adjusted over the contract term based on actual results and remaining program cost projections. The impact to Cost of Sales in the year ended 2023 and 2022 is $20.0 million and $1.3 million, respectively, for previously accrued contract losses attributable to work performed in the period. The HALEU Operation Contract is incrementally funded and DOE is currently obligated for costs up to approximately $59.4 million of the $125.9 million estimated transaction price for Phases 1, Phase 2, and the additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $32.6 million through December 31, 2023.

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

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2023	2022
Cash and cash equivalents	$201.2	$179.9
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - non current	32.4	32.3
Total cash, cash equivalents and restricted cash	$233.8	$212.4

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $6.8 million and $0 million denominated in euros as of December 31, 2023 and 2022, respectively, and recorded less than $0.1 million in transaction losses in each of the years ended December 31, 2023, 2022, and 2021.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	December 31, 2023		December 31, 2022
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$29.8	$—	$29.8
Workers Compensation	—	2.5	—	2.4
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$32.4	$0.2	$32.3

The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by Centrus. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines that the likelihood of further workers’ compensation obligations related to the period of self-insurance. In March, May, and October 2022, the Company entered into three inventory loans which required a cash deposit into an escrow fund. Refer to Note 4, Inventories.

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

	December 31, 2023			December 31, 2022
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$21.9	$—	$21.9	$24.1	$—	$24.1
Uranium	284.5	84.3	200.2	185.1	60.8	124.3
Total	$306.4	$84.3	$222.1	$209.2	$60.8	$148.4

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or NRV.

The Company may also borrow SWU or uranium from customers or suppliers, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March 2023, the Company borrowed UF6 which was recorded to inventory at a value of $22.5 million, based on the estimated fair market value of the inventory on the date of borrowing. In December 2023, the Company repaid borrowed SWU inventory valued at $11.1 million to a customer and reduced the SWU and the related liability.

In March, May, and October 2022, the Company borrowed SWU which was recorded to inventory at a value of $9.4 million, $8.5 million, and $10.4 million, respectively. The inventory value was calculated based on the anticipated sourcing of inventory for repayment at the date of acquisition.

In 2018 through 2020 the Company borrowed SWU inventory valued at $20.7 million. In the fourth quarter of 2021 and 2023, the Company repaid borrowed SWU inventory valued at $3.1 million and $11.1 million, respectively, to a customer and reduced the SWU and the related liability using an average purchase price over the borrowing period.

The Company performs quarterly revaluations of the Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $7.4 million, $7.9 million, and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

5. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2022	Additions / (Depreciation)	December 31, 2023
Land	$1.2	$—	$1.2
Buildings and leasehold improvements	4.8	0.2	5.0
Machinery and equipment	2.0	1.8	3.8
Other	1.1	0.2	1.3
Property, plant and equipment, gross	9.1	2.2	11.3
Accumulated depreciation	(3.6)	(0.7)	(4.3)
Property, plant and equipment, net	$5.5	$1.5	$7.0

Depreciation expense was $0.7 million in 2023, $0.6 million in 2022 and $0.6 million in 2021.

6. INTANGIBLE ASSETS, NET

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

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Sales order book	$54.6	$41.6	$13.0	$54.6	$39.9	$14.7
Customer relationships	68.9	42.5	26.4	68.9	37.9	31.0
Total	$123.5	$84.1	$39.4	$123.5	$77.8	$45.7

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2024	$8.9
2025	9.1
2026	7.4
2027	6.0
2028	4.6
Thereafter	3.4
Total	$39.4

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Components of accounts payable and accrued liabilities follow (in millions):

	December 31,
	2023	2022

Trade payables	$6.1	$5.9
Compensation and employee benefits	21.1	15.7
Postretirement health and life benefit obligations - current	10.1	7.3
Accrued HALEU Operation Contract loss	—	20.0
Short-term inventory loan	14.3	9.9
Operating lease liability	1.4	3.3
Other accrued liabilities	3.2	3.4
Total accounts payable and accrued liabilities	$56.2	$65.5

8. DEBT

A summary of debt follows (in millions):

		December 31, 2023		December 31, 2022
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	15.3	6.1	21.4
Total		$6.1	$89.6	$6.1	$95.7

Interest on the 8.25% Notes maturing in February 2027 is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes mature on February 28, 2027. The 8.25% Notes were issued in connection with a troubled debt restructuring, therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of December 31, 2023, and December 31, 2022, $6.1 million of interest is recorded as current and classified as Current Debt in the Consolidated Balance Sheet.

The 8.25% Notes rank equally in right of payment with all of the Company’s existing and future unsubordinated indebtedness other than its Issuer Senior Debt and its Limited Secured Acquisition Debt (each as defined below). The 8.25% Notes rank senior in right of payment to all of the Company’s existing and future subordinated indebtedness and to certain limited secured acquisition indebtedness of the Company (the “Limited Secured Acquisition Debt”). The Limited Secured Acquisition Debt includes (i) any indebtedness, the proceeds of which are used to finance all or a portion of an acquisition or similar transaction if any lender’s lien is solely limited to the assets acquired in such a transaction and (ii) any indebtedness, the proceeds of which are used to finance all or a portion of the American Centrifuge project or another next generation enrichment technology if any lender’s lien is solely limited to such assets, provided that a lien securing the 8.25% Notes that is junior with respect to the lien securing such indebtedness will be limited to the assets acquired with such Limited Secured Acquisition Debt.

The indenture governing the 8.25% Notes includes restrictions on the ability of Enrichment Corp. to transfer cash and other assets to the Company, which could constrain the Company’s ability to pay dividends on its Common Stock or to fund its commitments or the commitments of its other subsidiaries, subject to certain exceptions, such as the transfer of inventory and other assets in the ordinary course of business of Enrichment Corp. The indenture also restricts the Company’s ability to engage in certain mergers or acquisitions and requires the Company to offer to repurchase all such outstanding notes at 101% of their outstanding principal amount in the event of certain change of control events.

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

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets exclude lease incentives. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term. The weighted-average remaining lease term was 3.1 years and 3.6 years at December 31, 2023 and 2022, respectively, with maturity dates ranging from December 2025 to September 2027 at both December 31, 2023 and December 31, 2022. The weighted-average discount rate was 11.3% and 10.1% at December 31, 2023 and 2022, respectively. Lease expense primarily related to operating leases and totaled a credit of $0.1 million, expense of $0.7 million, and a credit of $0.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. Lease expense for the year ended December 31, 2023, 2022, and 2021, was net of DOE credits in the amount of $1.5 million, $1.6 million, and $2.0 million, respectively, for the true-up of prior years’ lease expenses. Other amounts related to short-term lease expense were insignificant. Operating lease expense is included in Cost of Sales, Selling, General and Administrative Expenses, and Advance Technology Costs on the Statement of Operations. Cash paid for operating leases included in operating cash flows was $1.7 million, $1.6 million, and $2.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company leases facilities and related personal property near Piketon, Ohio from the DOE under an agreement which is classified as an operating lease. The lease was amended on May 6, 2021, to decrease the monthly lease payment beginning with the June 2021 payment. The Company accounted for the amendment as a modification and remeasured the remaining future lease payments through May 31, 2022, and recorded a $1.0 million reduction in the related lease asset and liability. In September 2021, the lease was further amended to extend the term through December 31, 2025. The Company did not remeasure the lease asset and liability, as the terms of the lease amendment allowed for early termination upon completion of the work under the HALEU Demonstration Contract, which was expected to occur by November 30, 2022. In November 2022, in connection with the award of the HALEU Operation Contract, the Company remeasured the lease asset and liability through the lease expiration date of December 31, 2025, and recorded an additional $6.6 million in lease assets and liabilities. In November 2022, the lease was further amended to provide that any facilities, centrifuges or other equipment constructed or installed under contract with the DOE will be owned by the DOE and may be returned to the DOE in an “as is” condition at the end of the lease term, and the DOE would be responsible for its D&D. In January 2023, in connection with the revision of estimated facility costs, the Company remeasured the lease asset and liability through the current lease expiration date of December 31, 2025, and recorded an adjustment to reduce the lease assets and liabilities by $4.2 million.

Operating Lease Assets and Liabilities

The table below presents the lease-related assets and liabilities recorded on the Consolidated Balance Sheets (in millions).

	December 31,
	2023	2022	Classification on the Balance Sheet
Lease assets	$2.7	$7.9	Other long-term assets
Lease liabilities:
Current	$1.4	$3.3	Accounts payable and accrued liabilities
Non current	2.6	6.1	Other long-term liabilities
Total lease liabilities	$4.0	$9.4

Maturity of Operating Lease Liabilities

The table below reconciles undiscounted payments for operating leases with terms greater than 12 months to the operating lease liabilities recorded on the balance sheet as of December 31, 2023 (in millions).

2024	$1.9
2025	1.9
2026	1.0
2027	0.8
2028	—
Thereafter	—
Total lease payments	5.6
Less imputed interest	1.6
Present value of lease payments	$4.0

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

•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$201.2	$—	$—	$201.2	$179.9	$—	$—	$179.9
Deferred compensation asset (a)	3.3	—	—	3.3	2.4	—	—	2.4

Liabilities:
Deferred compensation obligation (a)	$3.3	$—	$—	$3.3	$2.4	$—	$—	$2.4

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

Other Financial Instruments

As of December 31, 2023, and 2022, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	December 31, 2023			December 31, 2022
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$95.7	(b)	$71.7	$101.8	(b)	$68.8
(a) Based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs based on the frequency of trading.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and non current interest payment obligations until maturity. Refer to Note 8, Debt.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees under two qualified defined benefit pension plans, one postretirement health and life benefit plan and two disqualified plans. There are approximately 2,900 employees and retirees covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service, and approximately 2,900 employees and retirees covered by postretirement health and life benefit plans. The DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to non-qualified supplemental pension plans, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008, who are not covered by a collective bargaining agreement that provides for participation do not participate in a qualified defined benefit pension plan or postretirement health and life benefit plans.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow:

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
($ millions)	Year Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Changes in Benefit Obligations:
Obligations at beginning of period	$527.3	$696.2	$95.3	$131.1
Actuarial (gains) losses, net	(25.2)	(138.0)	1.4	(27.0)
Service costs	2.9	2.7	—	—
Interest costs	27.8	19.1	5.0	3.5
Benefits paid from plan assets	(50.2)	(50.0)	(10.4)	(12.3)
Benefits paid from Company assets	(0.4)	(0.4)	—	—
Plan amendments	0.4	—	—	—
Settlements	(171.4)	—	—	—
Administrative expenses paid	(3.0)	(2.3)	—	—
Obligations at end of period	308.2	527.3	91.3	95.3
Changes in Plan Assets:
Fair value of plan assets at beginning of period	483.3	672.7	3.5	9.2
Actual return on plan assets	31.8	(137.1)	0.1	(0.1)
Company contributions	0.4	0.4	6.8	6.7
Benefits paid	(50.6)	(50.4)	(10.4)	(12.3)
Settlements	(171.4)	—	—	—
Administrative expenses paid	(3.0)	(2.3)	—	—
Fair value of plan assets at end of period	290.5	483.3	—	3.5
Unfunded status at end of period	$(17.7)	$(44.0)	$(91.3)	$(91.8)

Amounts recognized in assets and liabilities:
Current liabilities	$(0.4)	$(0.4)	$(10.1)	$(7.3)
Non current liabilities	(17.3)	(43.6)	(81.2)	(84.5)
	$(17.7)	$(44.0)	$(91.3)	$(91.8)
Amounts in accumulated other comprehensive income (loss), pre-tax:
Prior service credit	$(0.1)	$(0.7)	$(1.8)	$(1.9)

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

Plan assets and benefit obligations are remeasured each year as of the balance sheet date resulting in differences between actual and projected results for the year. These actuarial gains and losses are recognized in the Consolidated Statements of Operations in the fourth quarter. In addition, an interim remeasurement and recognition of gains or losses may be required for a plan during the year when lump sum payments exceed, or are expected to exceed, the sum of the service cost and interest cost components of the annual net periodic benefit cost for that plan for the current year. There were no interim remeasurements in 2022.

During the third quarter of 2023, the Company determined that it was probable that lump sum payouts for 2023 would be greater than the annual service and interest cost components of the annual net periodic benefit cost for one of its defined benefit pension plans, triggering a remeasurement. The Company’s defined benefit obligations for its pension plans was $527.3 million at December 31, 2022, of which $30.6 million related to this plan. The interim remeasurement resulted in a decrease in the benefit obligation and a corresponding net actuarial gain of $0.9 million in 2023.

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

On October 12, 2023, the Company entered into an agreement with an insurer (“Insurer”) for one of its defined benefit plans to purchase a group annuity contract and transferred approximately $186.5 million of its pension plan obligations to the Insurer. The purchase of the group annuity contract was funded directly by assets of the pension plan of approximately $171.4 million. The purchase resulted in a transfer of benefit administrative responsibilities for approximately 1,400 beneficiaries effective December 1, 2023. The Company recorded income related to the pension settlement in the fourth quarter of $28.6 million, which was included in Nonoperating Components of Net Periodic Benefit Income in its Consolidated Statements of Operations.

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. Effective August 2013, accrued benefits under the defined benefit pension plans are fixed and no longer increase to reflect changes in compensation or company service. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $308.2 million and $527.3 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, none of Centrus’ plans had fair value of plan assets in excess of accumulated benefit obligations.

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

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
(in millions)	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Net Periodic Benefit (Credits) Costs
Service costs	$2.9	$2.7	$2.7	$—	$—	$—
Interest costs	27.8	19.1	18.1	5.0	3.5	3.4
Expected return on plan assets	(31.0)	(35.6)	(38.3)	(0.1)	(0.1)	—
Amortization of prior service credits, net	(0.2)	(0.2)	(0.2)	(0.1)	(0.1)	(0.1)
Actuarial (gains) losses, net	(26.0)	34.7	(48.2)	1.4	(26.9)	(2.3)
Net periodic benefit (credits) costs	$(26.5)	$20.7	$(65.9)	$6.2	$(23.6)	$1.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Amortization of prior service costs, net	$—	$—	$—	$(1.8)	$(1.9)	$(2.0)
Prior service credit	(0.1)	(0.7)	(0.9)	—	—	—
Total recognized in other comprehensive loss, pre-tax	$(0.1)	$(0.7)	$(0.9)	$(1.8)	$(1.9)	$(2.0)
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$(26.6)	$20.0	$(66.8)	$4.4	$(25.5)	$(1.0)

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

The defined benefits pension plans were amended in March 2019 making permanent the option for pension-eligible employees to receive a lump sum payment upon termination, regardless of benefit size. The effect of these plan changes has been added to Accumulated Other Comprehensive Income (Loss) as an unrecognized prior service cost to be amortized over the average future service of active employees starting in 2020.

Assumptions Used to Determine Net Periodic Benefit Costs

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.2%	5.5%	2.8%	5.2%	5.5%	2.8%
Expected return on plan assets	6.8%	5.5%	6.3%	4.0%	0.8%	—

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2023	2022
Healthcare cost trend rate for the following year	7.0%	7.0%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2032	2031

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

The allocation of plan assets between equity and debt securities and the target allocation range by asset category for the defined benefit pension plans follows:

	December 31,
	2023	2022	2024 Target
Equity securities	42%	36%	35	-	40%
Debt securities	57%	62%	55	-	60%
Cash	1%	2%	0	-	5%
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2023 and 2022, categorized by the fair value hierarchy levels described in Note 10, Fair Value:

	Defined Benefit Pension and Postretirement Health and Life Benefit Plans
(in millions)	Level 1		Level 2		Level 3		Total
	2023	2022	2023	2022	2023	2022	2023	2022
U.S. government securities	$—	$—	$—	$—	$—	$—	$—	$—
Corporate debt	—	—	9.6	60.3	—	—	9.6	60.3
Municipal bonds and non-U.S. government securities	—	—	—	—	—	—	—	—
Mutual funds (b)	245.7	320.4	—	—	—	—	245.7	320.4
Mortgage and asset backed securities	—	—	—	—	—	—	—	—
Fair value of investments by hierarchy level	$245.7	$320.4	$9.6	$60.3	$—	$—	255.3	380.7
Investments measured at NAV (a)							35.2	105.8
Accrued interest receivable							0.5	0.6
Unsettled transactions							—	(0.3)
Plan assets							$291.0	$486.8

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

(b) Postretirement Health and Life Benefit Plan assets of $3.5 million as of December 31, 2022, are all included within Level 1 mutual funds. During 2023, the remaining assets of the Postretirement Health and Life Benefit Plan were expended and any related benefit costs are now primarily funded as incurred.

Benefit Plan Cash Flows

The Company expects to contribute $0.4 million to the qualified defined benefit pension plans, $0.4 million to the non-qualified defined benefit pension plans, and $10.1 million to the postretirement health and life benefit plans in 2024. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act of 1974.

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans
2024	$30.0	$10.1
2025	28.5	9.5
2026	28.6	9.0
2027	26.9	8.4
2028	26.1	7.8
2029 to 2033	120.1	31.6

Other Plans

The Company sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $2.3 million, $2.1 million, and $2.0 million in 2023, 2022, and 2021.

Under the Executive Deferred Compensation Plan, qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone due to annual compensation limitations of the Code are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan. The Company matching contributions amounted to less than $0.1 million in 2023, 2022, and 2021.

12. EXECUTIVE SEVERANCE PLAN

The Company maintains the Severance Plan which provides severance benefits for covered executives. In addition, the Company also enters into employee agreements with key executives which incorporate severance benefits, including continuation of certain insurance benefits. The benefits payable under the Severance Plan (as well as applicable employment agreements) outline benefits based on salary level, amongst other variables. Accordingly, as the severance expenses are part of an on-going benefit arrangement, the Company recognizes the expense when payment of the severance is probable and can be reasonably estimated in accordance with ASC 712, Compensation — Nonretirement Postemployment Benefits. In December 2023, the Company recorded a severance charge of $3.6 million related to the separation of one executive, which was recorded in Special Charges for Workforce Reductions expenses in the Consolidated Statements of Operations. The Company expects the majority of the severance charge to be paid out in 2024, excluding the costs for the continuation of insurance benefits. The Company’s severance expenses were $3.6 million, $0.5 million, and $0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

13. STOCK-BASED COMPENSATION

The Company’s 2014 Plan authorizes the issuance of stock options, SARs, restricted stock units, restricted stock, notional stock units, performance awards, dividend equivalent rights, and other stock-based awards, as well as cash-based awards, to employees, officers, directors, and other individuals providing services to the Company or its affiliates. As disclosed in Note 16, Stockholder’s Equity, in February 2021, the Company increased the available shares of Class A Common Stock under the Company’s 2014 Plan by an additional 700,000 shares. The 2014 Plan currently authorizes the issuance of up to 1,900,000 shares. As of December 31, 2023, there were 561,704 shares available for future awards.

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

In 2019, under the 2014 Plan, the Company awarded notional stock units to participating executives for the three-year period ending December 31, 2021. As the original award, at grant date, was expected to be settled in cash, the Company had recorded cumulative compensation costs in Other Long-Term Liabilities at December 31, 2020. There were 206,183 notional stock units (two-thirds of these awards) paid in shares in April 2021, with the remainder paid in April 2022. As of March 31, 2021, the Company reclassified these shares to equity as the Board of Directors approved settlement in shares. The related obligation of $7.5 million was reclassified from Accounts Payable and Accrued Liabilities to Excess of Capital over Par Value in the first quarter of 2021 based on the market share price at the time of the Board of Directors’ decision. In the second quarter of 2021, the Company withheld $2.4 million of shares to fund the grantees’ tax withholding obligations relating to the April 2021 interim payment.

In 2020, the Company awarded participating executives notional stock units and stock appreciation rights for the three-year period ending April 26, 2023. These equity awards could have been paid in common stock, cash, or a combination of both at the discretion of the Board of Directors. The cumulative vested costs were accrued in Other Long-Term Liabilities as at that time they were likely to be settled in cash.

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

Compensation cost for restricted stock units and stock options is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. As of December 31, 2023, there was $1.4 million of unrecognized compensation cost, adjusted for actual forfeitures, related to non-vested stock-based payments granted, all of which relates to restricted stock units. That cost is expected to be recognized over a weighted-average period of 48 months.

A summary of stock-based compensation costs is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021

Notional stock units and stock appreciation rights	$1.0	$0.9	$11.6
Restricted stock	0.4	0.2	—
BOD and employee restricted stock units	0.9	0.7	0.5
Stock options	—	0.1	0.1
Total stock-based compensation costs	$2.3	$1.9	$12.2

Total recognized tax benefit	$(0.3)	$(0.2)	$(1.5)

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Board Restricted Stock Units

Non-employee, independent directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. Settlement of these restricted stock units is made in shares of Class A Common Stock upon the director’s retirement, other end of service, or vesting, in accordance with the terms of the grant agreement. The restricted stock units generally vest over one year; however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. As of December 31, 2023, approximately 160,000 shares of restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

The following table summarizes Centrus’ board restricted stock units activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2020	47	$10.38
Granted	20	$25.13
Vested	(47)	$10.38
Forfeited	—	—
Nonvested at December 31, 2021	20	$25.13
Granted	28	$38.80
Vested	(20)	$25.13
Forfeited	—	—
Nonvested at December 31, 2022	28	$38.80
Granted	17	$35.95
Vested	(28)	$38.80
Forfeited	—	—
Nonvested at December 31, 2023	17	$35.95

Employee Restricted Stock Units

In 2021, certain employees were granted restricted stock units as part of their compensation. The restricted stock units generally vest over three years and will be settled in Class A Common Stock upon vesting. As of December 31, 2023, approximately 1,000 shares of these restricted stock units could potentially be converted to Class A Common Stock once vested and settled. In December 2023, the Company granted 20,000 restricted stock units to the new CEO as part of his compensation. The restricted stock units generally vest over five years and will be settled in Class A Common Stock. As of December 31, 2023, approximately 20,000 shares of these restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

The following table summarizes Centrus’ employee restricted stock units activity:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2020	—	—
Granted	4	$24.01
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021	4	$24.01
Granted	—	—
Vested	(1)	$24.01
Forfeited	—	—
Nonvested at December 31, 2022	3	$24.01
Granted	20	$55.54
Vested	(1)	$24.01
Forfeited	(1)	$24.01
Nonvested at December 31, 2023	21	$54.04

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

There were no option grants in the years ended December 31, 2023, 2022, and 2021.

Stock options vest and become exercisable in equal annual installments over a three or four year period and expire ten years from the date of grant. A summary of stock option activity follows:

	Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2020	411	$4.18	5.3	$7.8
Granted	—	—	—	—
Exercised	(217)	$4.17	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	194	$4.18	4.4	$8.9
Granted	—	—	—	—
Exercised	(98)	$4.00	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2022	96	$4.37	2.2	$2.7
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2023	96	$4.37	0.3	$4.8
Exercisable at December 31, 2023	96	$4.37	0.3	$4.8

Stock options outstanding and options exercisable at December 31, 2023, are as follows:

Stock Exercise Price	Options Outstanding (thousands)	Remaining Contractual Life in Years	Options Exercisable (thousands)

$4.37	96	0.3	96

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

A summary of SARs with time-based vesting granted under the 2014 Plan for the year ended December 31, 2023, are as follows:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2020	84	$5.53	2.3	$1.5
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	84	$5.53	1.3	$3.7
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(14)	$5.53	—	—
Outstanding at December 31, 2022	70	$5.53	0.3	$2.7
Granted	—	—	—	—
Exercised	(74)	$5.53	—	—
Forfeited/Cancelled	4	$5.53	—	—
Outstanding at December 31, 2023	—	—	—	—
Exercisable at December 31, 2023	—	—	—	—

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

A summary of SARs with performance-based vesting granted under the 2014 Plan in the year ended December 31, 2023, are as follows:

	Stock Appreciation Rights (Performance Condition) (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2020	—	—	—	—
Granted	21	$19.44	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2021	21	$19.44	2.3	$0.6
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(3)	$19.44	—	—
Outstanding at December 31, 2022	18	$19.44	1.3	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(1)	$19.44	—	—
Outstanding at December 31, 2023	17	$19.44	0.2	$0.3
Exercisable at December 31, 2023	17	$19.44	0.2	$0.3

The weighted-average assumptions used in the valuation models to determine the fair value of SARs granted to employees under the 2014 Plan are as follows:

	Year Ended December 31,
	2023	2022	2021

Stock Appreciation Rights Granted (in thousands)	n/a	n/a	21.0
Average Risk-Free Rate	n/a	n/a	0.3%
Expected Volatility	n/a	n/a	82.8%
Expected Term (Years)	n/a	n/a	2.5
Dividend Yield	n/a	n/a	—

Notional Stock Units - 2019 and 2020 Awards

A summary of notional stock units with time-based vesting granted under the 2014 Plan for the year ended December 31, 2023, are as follows:

	Shares (thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2020	571	$3.68
Granted	—	—
Vested	(319)	—
Forfeited/Cancelled	—	—
Nonvested at December 31, 2021	252	$4.33
Granted	—	—
Vested	(128)	$3.16
Forfeited	(2)	$5.53
Nonvested at December 31, 2022	122	$5.53
Granted	—	—
Vested	(104)	$5.53
Forfeited	(18)	$5.53
Nonvested at December 31, 2023	—	—

Notional Stock Units (Performance Condition) - 2021 Award

A summary of notional stock units with performance-based vesting granted under the 2014 Plan for the year ended December 31, 2023, are as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2020	—	—
Granted	10	$39.55
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2021	10	$39.55
Granted	—	—
Vested	—	—
Forfeited	(2)	$39.55
Nonvested at December 31, 2022	8	$39.55
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2023	8	$39.55

Restricted Stock (Performance Condition) - 2022 Award

A summary of restricted stock with performance-based vesting granted under the 2014 Plan for the year ended December 31, 2023, are as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2021	—	—
Granted	24	$33.70
Vested	—	—
Forfeited	(2)	$33.70
Nonvested at December 31, 2022	22	$33.70
Granted	—	—
Vested	—	—
Forfeited	(5)	$33.70
Nonvested at December 31, 2023	17	$33.70

Restricted Stock (Performance Condition) - 2023 Award

A summary of restricted stock with performance-based vesting granted under the 2014 Plan for the year ended December 31, 2023, are as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2022	—	—
Granted	17	$42.70
Vested	—	—
Forfeited	(6)	$42.70
Nonvested at December 31, 2023	11	$42.70

14. INCOME TAXES

Income Tax Expense (Benefit)

The income tax expense (benefit) is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State and local	1.6	1.0	0.4
Foreign	—	—	—
	1.6	1.0	0.4
Deferred:
Federal (a)	(0.7)	14.9	(40.7)
State and local	(0.8)	(0.3)	1.2
Foreign	—	—	—
	(1.5)	14.6	(39.5)
Income tax expense (benefit)	$0.1	$15.6	$(39.1)

(a) The income tax expense for 2023 and the income tax benefit for 2021 include the reversal of a portion of the federal valuation allowance on net deferred tax assets. See further discussion below.

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2023	2022
Deferred tax assets:
Employee benefits costs	$27.1	$33.5
Inventory	31.3	21.3
Property, plant and equipment	178.0	190.2
Research and experimental expenditures	3.3	3.5
Net operating loss and credit carryforwards	172.0	188.6
Accrued expenses	0.4	4.9
Long-term debt and financing costs	5.5	7.6
Lease liability	0.8	2.1
Other	0.6	0.4
Deferred tax assets	419.0	452.1
Valuation allowance	(382.4)	(414.1)
Deferred tax assets, net of valuation allowance	$36.6	$38.0

Deferred tax liabilities:
Intangible assets	$7.1	$9.0
Lease asset	0.6	1.8
Prepaid expenses	0.4	0.4
Deferred tax liabilities	$8.1	$11.2
Deferred tax assets, net	$28.5	$26.8

The valuation allowance reduces the net deferred tax assets to their net realizable value. The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

The Company evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment for 2023 through 2026, primarily from its long-term sales contracts. Centrus determined that the positive evidence of increased forecasted future income in the LEU segment based on existing sales Order Book and supply contracts along with commodity market forward pricing indicators, supported the release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus recorded a partial release of its federal valuation allowance. In the third and fourth quarters of 2023, respectively, Centrus released ($7.7) million and ($11.7) million of the valuation allowance against its federal net deferred tax assets.

The Company continues to maintain a partial valuation allowance against its remaining federal and state net deferred tax assets due to significant federal and state net operating losses and insufficient future taxable income. As of December 31, 2023, the valuation allowance against the remaining federal and state net deferred tax assets was $382.4 million.

In 2022, an analysis of the positive and negative evidence was performed to determine if a change to the federal valuation allowance was required. Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the valuation allowance that was required on Centrus’ deferred tax assets. Centrus had visibility on a significant portion of revenue in the LEU segment for the next few years, primarily from its long-term sales contracts. Centrus considered both its achievement of sustained profitability and cumulative income in 2022, as well as the forecasted income to be significant forms of positive evidence. Negative evidence included uncertainty in and the lack of objectively verifiable evidence for profitability in later years in Centrus’ LEU segment when existing Order Book and supply contracts expire and in Centrus’ Technical Solutions segment related to future funding of the HALEU enrichment facility. Based on the analysis, positive evidence continued to outweigh negative evidence. However, it was determined that no further change to the federal valuation allowance was necessary in 2022, and the Company continued to maintain a partial valuation allowance against its remaining federal and state net deferred tax assets due to significant federal and state net operating losses and insufficient future taxable income. As of December 31, 2022, the valuation allowance against the remaining federal and state net deferred tax assets was $414.1 million.

Going forward, Centrus will continue to evaluate both positive and negative evidence that would support any further changes to the remaining federal and state valuation allowances. Such evidence in the Company’s Technical Solutions segment may include events that could have a significant impact on pre-tax income, such as signing new contracts with significantly higher or lower margins than currently forecasted, follow-on work related to the HALEU program, or abandonment of the commercial deployment of the centrifuge technology. Such evidence in our LEU segment may include renewing SWU sales contracts with existing customers and/or signing new SWU sales or purchase contracts with significantly higher or lower margins than currently forecasted. Additional evidence in the LEU segment may include potential deferrals in the timing of deliveries requested by its customers, which could impact revenue recognition timing. The impact of these and other potential positive and negative events will be weighed and evaluated to determine if the valuation allowances should be increased or decreased in the future.

The Company has federal NOLs of $568.0 million generated through December 31, 2017, that currently expire through 2037. In addition, the Company has federal NOL carryforwards of $131.4 million generated after December 31, 2017, that do not expire. Centrus also has state NOL carryforwards of $488.4 million, with a full valuation allowance, that currently expire through 2038.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate and the effective tax rate follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory tax rate	21%	21%	21%
Valuation allowance against net deferred tax assets	(38)	(1)	(53)
State rate changes	15	2	1
Executive compensation	1	1	1
State income tax expense, net of federal benefit	—	(1)	1
Uncertain tax positions	1	1	—
Effective tax rate	—%	23%	(29)%

The effective tax rate for the year ended December 31, 2023, includes a decrease to the valuation allowance against net deferred tax assets of $31.7 million, or a change to the effective tax rate of (38%). Included in the valuation allowance decrease is the release of the valuation allowance against federal net deferred taxes of $19.4 million, or a change to the effective tax rate of (23%), as well as a release of the valuation allowance against state net deferred taxes for state rate changes of $12.3 million during the year, as a result of state law changes, or a change to the effective tax rate of (15%). There is an offsetting increase to the effective tax rate for state rate changes of $12.1 million, or a change to the effective tax rate of 15% so that the impact for the state rate changes net of the corresponding valuation allowance decrease is zero.

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

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in Other Long-Term Liabilities, was $2.9 million as of December 31, 2023, and $1.9 million as of December 31, 2022. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the income tax provision (state tax, net of federal benefit) increased by $1.0 million and $0.9 million during the year ended December 31, 2023 and 2022, respectively. The liability for unrecognized tax benefits in the table below relates to unrecognized state income tax benefits. Centrus believes that the liability for unrecognized tax benefits will not change significantly in the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Year Ended December 31,
	2023	2022
Balance at beginning of the period	$1.9	$1.0
Additions to tax positions of current period	1.0	0.9
Reductions to tax positions of prior years	—	—
Balance at end of the period	$2.9	$1.9

Centrus and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. As of December 31, 2023, the federal, Maryland and Tennessee statutes of limitation are closed with respect to all tax years through 2019.

Centrus recognizes accrued interest related to uncertain tax positions as a component of Interest Expense. Reversals of previously accrued interest for income taxes is typically offset against interest expense, but if the amount is significant, it is reclassified to interest income in the Consolidated Statements of Operations. Centrus recognizes the increase or decrease of accrued penalties for income taxes as a component of Selling, General and Administrative in the Consolidated Statements of Operations.

The impact of accrued interest and penalties for income taxes in the Consolidated Statements of Operations was an increase to expenses of $0.2 million for the year ended December 31, 2023, and $0.1 million for the year ended December 31, 2022. Accrued interest and penalties for income taxes, included as a component of Other Long-Term Liabilities, totaled $0.3 million as of December 31, 2023, and $0.1 million as of December 31, 2022.

15. NET INCOME PER COMMON SHARE

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

On November 23, 2021, the Company completed the purchase of 36,867 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,145.20, less any applicable withholding taxes. The Company also completed the purchase of the remaining 980 shares of its outstanding Series B Senior Preferred Stock at a price per share of $1,149.99, less any applicable withholding taxes, on December 15, 2021 (Refer to Note 16, Stockholders’ Equity). The aggregate purchase price of both transactions was $43.3 million. The carrying value of the Series B Senior Preferred Stock on the Consolidated Balance Sheet was $1.00 per share par value.

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

On December 29, 2022, the Company amended and restated the warrant issued on February 2, 2021, to extend the term to February 5, 2024. The change in the fair value of the warrant is considered as a reduction to net income available to common stockholders for purposes of Net Income per Share. On December 18, 2023, Kulayba LLC delivered a note of exercise with regard to all 250,000 shares issued under the warrant via a cashless exercise. The closing market price of a share of Class A Common Stock on the exercise date of the warrant was $53.61. Pursuant to the warrant, the exercise price was $21.62 per share. The cashless exercise resulted in the purchase of 149,179 Shares of Class A Common Stock by Kulayba LLC on December 18, 2023. For further detail, refer to Note 16, Stockholders’ Equity.

The weighted average number of common and common equivalent shares and the calculation of basic and diluted income per common share are as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator (in millions):
Net income	$84.4	$52.2	$175.0
Warrant modification	—	1.5	—
Preferred stock dividends - undeclared and cumulative	—	—	2.1
Distributed earnings allocable to retired preferred shares	—	—	37.6
Net income allocable to common stockholders	$84.4	$50.7	$135.3

Denominator (in thousands):
Average common shares outstanding - basic	15,212	14,601	13,493
Potentially dilutive shares related to stock compensation awards and warrant	289	387	386
Average common shares outstanding - diluted	15,501	14,988	13,879

Net income per common share (in dollars):
Basic	$5.55	$3.47	$10.03
Diluted	$5.44	$3.38	$9.75

16.  STOCKHOLDERS’ EQUITY

Shares Outstanding

Changes in the number of shares outstanding are as follows:

	Preferred Stock, Series B	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2020	41,720	11,390,189	719,200
Issuance under public offering	—	1,516,467	—
Common stock issued for options exercised	—	216,500	—
Issuance of previously vested restricted stock units	—	89,318	—
Notional stock units paid in shares	—	206,183	—
Common stock and warrant issued in exchange for preferred stock	(3,873)	231,276	—
Purchase under tender offer	(37,847)	—	—
Balance at December 31, 2021	—	13,649,933	719,200
Issuance under public offering	—	99,090	—
Common stock issued for options exercised	—	98,000	—
Issuance of previously vested restricted stock units	—	1,172	—
Notional stock units paid in shares	—	71,451	—
Balance at December 31, 2022	—	13,919,646	719,200
Issuance under public offering	—	722,568	—
Issuance of previously vested restricted stock units	—	45,437	—
Notional stock units paid in shares	—	119,604	—
Exercise of outstanding warrant	—	149,179	—
Balance at December 31, 2023	—	14,956,434	719,200

Common Stock

The Company’s certificate of incorporation authorizes 20,000,000 shares of preferred stock, par value $1.00 per share, 70,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock. As of December 31, 2023, the Company has issued 15,675,634 shares of Common Stock, consisting of 14,956,434 shares of Class A Common Stock and 719,200 shares of Class B Common Stock.

Pursuant to a sales agreement with its agents, the Company sold through at the market offerings an aggregate of 722,568 shares, 99,090 shares, and 1,516,467 shares of its Class A Common Stock for a total of $24.4 million, $3.8 million, and $44.2 million in 2023, 2022, and 2021, respectively. After expenses and commissions paid to the agents the Company’s 2023, 2022, and 2021, proceeds totaled $23.4 million, $3.6 million, and $42.4 million, respectively. Additionally, the Company recorded direct costs of $0.2 million and $0.3 million related to the issuance in 2023 and 2021, respectively. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from these offerings for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities.

The Company filed a shelf registration statement on Form S-3 (Registration Statement No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered. Unless otherwise specified in any prospectus supplement, the Company currently intends to use the net proceeds from the sale of its securities offered under this prospectus for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

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

On December 29, 2022, Centrus amended and restated the Warrant and entered into a Voting Rights Agreement with the MB Group. Pursuant to the terms of the Voting Rights Agreement, each member of the MB Group and each Permitted Transferee (as defined in the Voting Rights Agreement) agreed, at the Company’s 2023 and 2024 Annual Meetings and at any other vote by the holders of the Company’s Common Stock, to (i) cause, in the case of all Common Stock owned of record, and (ii) instruct and cause the record owner, in the case of all shares of Common Stock of which MB Group is a Beneficial Owner (as defined in the Voting Rights Agreement), but not owned of record, directly or indirectly, by it, or by any MB Affiliate (as defined in the Voting Rights Agreement), as of the applicable record date, in each case entitled to (i) be present for quorum purposes, and (ii) vote, as follows: (a) for all directors nominated by the Board for election, (b) for all other proposals, in accordance with the recommendation of the Board, and (c) for any Company proposed adjournments thereof. In addition, each member of the MB Group agreed to not directly or indirectly gift, sell, dispose or otherwise transfer any shares of Common Stock unless the transferee agreed to be bound to the same voting conditions at the 2023 and 2024 Annual Meetings and other meetings, except with respect to any sale or disposition of Common Stock on a national securities exchange or any sale or disposition of Common Stock underlying the New Warrant to any person that is not affiliated, associated or otherwise related to any member of the MB Group. In exchange, the Company agreed to amend and restate that Warrant, to extend the term of the Warrant to February 5, 2024, subject to the other terms of the New Warrant. Immaterial amendments were made on October 17, 2022. Under U.S. GAAP, the New Warrant was accounted for as an exchange of the original instrument. As such, the Company recorded the difference in the fair value of the New Warrant, immediately before and after the exchange, in the Consolidated Statements of Operations as a dividend.

On December 18, 2023, the Company issued 149,179 net shares of Class A Common Stock in connection with the cashless exercise by Kulayba LLC of the New Warrant for 250,000 shares of Class A Common Stock at an exercise price of $21.62.

Shares of Class B Common Stock that are sold in the market are automatically converted to shares of Class A Common Stock. Shares of Class B Common Stock that were sold in the market and converted to shares of Class A Common Stock totaled 0 in 2023, 2022, and 2021.

The Company has reserved 1,900,000 shares of Class A Common Stock under its management incentive plan, of which 561,704 shares are available for future awards as of December 31, 2023. Refer to Note 13, Stock-Based Compensation, for additional information.

The Class A Common Stock trades under the symbol “LEU” on the NYSE American LLC trading platform.

The Class B Common Stock was issued to Toshiba American Nuclear Energy Corporation and Babcock & Wilcox Investment Company and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are entitled to elect, in the aggregate, one member of the Board of Directors of the Company, subject to certain holding requirements.

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

2021 Tender Offer
On October 20, 2021, the Company announced the commencement of a tender offer to purchase all of its outstanding Series B Senior Preferred Stock, par value $1.00 per share, at a price of $1,145.20 per share (inclusive of any rights to accrued but unpaid dividends), to the sellers in cash, less any applicable withholding taxes (the “Offer”). The Offer was made pursuant to the Tender Offer Statement on Schedule TO filed by the Company on October 20, 2021, with the SEC. The aggregate liquidation preference per Series B Senior Preferred Stock (including accrued but unpaid dividends) was $1,347.29 as of September 30, 2021.

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

On June 20, 2023, the Company entered into a Fifth Amendment to the Rights Agreement, which (i) increased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $18.00 to $160.38; and (ii) extended the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2023 to June 30, 2026.

The Fifth Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Fifth Amendment has been adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carryforwards for United States federal income tax purposes and other tax benefits.

17. COMMITMENTS AND CONTINGENCIES

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

The TENEX Supply Contract originally was signed with commitments through 2022, but was modified in 2015 to give the Company the right to reschedule certain quantities of SWU of the original commitments into the period 2023 and beyond, in return for the purchase of additional SWU in those years. The Company has exercised this right to reschedule in each year through December 31, 2023. As a result of exercising this right to reschedule, the Company will have purchase commitments that could extend through 2028.

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019 and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint to include Price-Anderson Act and eight other state law claims. On May 24, 2021, the Company, Enrichment Corp., and the other defendants filed their motion to dismiss the complaint. On March 31, 2022, the court granted the Company’s motion in part by dismissing claims brought on behalf of the minor children but allowed the other claims to proceed. As such, the discovery stage of litigation is continuing. On April 28, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the fourth amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On March 8, 2023, the Company, Enrichment Corp., and six other DOE contractors that operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Christian Rose in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Rose Complaint”). Christian Rose was diagnosed with cancer in June 2022. Although Mr. Rose is an adult, he attended the Zahn Corner Middle School, which was closed a few years ago due to contamination and is in the vicinity of the plant. The Rose Complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing death – even though the plaintiff is still alive – and seeks monetary damages in nature of past and future medical expenses, pain and suffering and punitive damages, among others. On May 15, 2023, the Company, Enrichment Corp. and the other defendants filed their answers to the Rose Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2023, the Company, Enrichment Corp. and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Joshua Shaw in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Shaw Complaint”). Joshua Shaw was diagnosed with Acute Myeloid Leukemia (AML) in August 2008 and after going through chemotherapy continues to suffer from aftereffects of AML, including anxiety and fatigue. The Shaw Complaint alleges that the defendants released radiation into the environment exposing Mr. Shaw to radiation in violation of the Price-Anderson Act and causing Mr. Shaw’s AML and other injuries. Mr. Shaw seeks monetary damages in nature of past and future medical expenses for treatment and care, pain and suffering and punitive damages, among others. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

Centrus is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, other than the above, Centrus does not believe that the outcome of any of these legal matters, individually and in the aggregate, will have a material adverse effect on its cash flows, results of operations or financial condition.

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

19. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue by customer location, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$281.6	$154.3	$220.5
Foreign:
Belgium	0.1	38.3	36.6
Japan	23.6	61.6	34.6
Other	14.9	39.6	6.6
Total foreign	38.6	139.5	77.8
Total revenue	$320.2	$293.8	$298.3

The U.S. government and its contractors, in the Company’s Technical Solutions segment, represented approximately 16% of total revenue for the year ended December 31, 2023, 20% for the year ended December 31, 2022, and 38% for the year ended December 31, 2021.

The ten largest customers in the Company’s LEU segment represented approximately 79% of total revenue for the year ended December 31, 2023. Revenue from Customer A , Customer B, and Customer C represented approximately 17%, 15%, and 13% respectively, of total revenue for the year ended December 31, 2023.

The ten largest customers in the Company’s LEU segment represented approximately 75% of total revenue for the year ended December 31, 2022. Revenue from Kyushu Electric Power Company and Synatom represented approximately 15% and 13%, respectively, of total revenue for the year ended December 31, 2022.

The ten largest customers in the Company’s LEU segment represented approximately 57% of total revenue for the year ended December 31, 2021. Revenue from Kyushu Electric Power Company and Synatom represented approximately 12% of total revenue for the year ended December 31, 2021.

No other customer represented more than 10% of total revenue for the year ended December 31, 2023, 2022, or 2021.

Centrus has two reportable segments: the LEU segment with two components, SWU and uranium, and the Technical Solutions segment. The LEU segment includes sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, and sales of uranium. The Technical Solutions segment includes revenue and cost of sales for work that Centrus performs under the HALEU Demonstration and Operation Contracts. The Technical Solutions segment also includes limited services provided by Centrus to DOE and its contractors at the Piketon facility. Gross profit is Centrus’ measure for segment reporting. Net sales of the Company’s business segments in the following tables exclude intersegment sales as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales between segments are recorded at market prices at the time of the sale. Such intercompany operating income is eliminated in consolidation, so that the company’s total sales and total operating income reflect only those transactions with external customers. Refer to Note 1, Summary of Significant Accounting Policies, and Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment.

The following table presents the Company’s segment information (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenue
LEU segment:
Separative work units	$208.2	$196.2	$163.3
Uranium	60.8	39.4	22.8
Intersegment revenue, eliminated on consolidation	5.0	—	—
Total	274.0	235.6	186.1
Technical Solutions segment	51.2	58.2	112.2
Total revenue	325.2	293.8	298.3
Elimination of intersegment revenue	(5.0)	—	—
Total revenue	$320.2	$293.8	$298.3

Segment Gross Profit (Loss)
LEU segment:
LEU segment	$105.1	$130.6	$73.0
Intersegment gross profit, eliminated on consolidation	2.0	—	—
Total	107.1	130.6	73.0
Technical Solutions segment:
Technical Solutions segment	7.0	(12.7)	41.5
Intersegment gross profit, eliminated on consolidation	3.0
Total	10.0	(12.7)	41.5
Elimination of intersegment gross profit	(5.0)	—	—
Gross profit	$112.1	$117.9	$114.5

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to the chief operating decision maker. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Consolidated Balance Sheet, were located in the United States as of December 31, 2023, and December 31, 2022.