Form 10-Q
period 2024-03-31
CENTRUS ENERGY CORP
filed 2024-05-08
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of May 1, 2024, there were 15,277,780 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation
Oak Ridge	Technology and Manufacturing Center in Oak Ridge, Tennessee
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky formerly operated by Enrichment Corp.
Piketon	Production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to 1993, when it was a wholly-owned government corporation

Other Terms and Abbreviations
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
5B Cylinders	Storage cylinders for HALEU UF6 produced by the cascade
8.25% Notes	8.25% Notes, maturing February 2027
ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At the Market
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share
Common Stock	Class A Common Stock and Class B Common Stock
D&D	Decontamination & Decommissioning
DOC	U.S. Department of Commerce
DOE	U.S. Department of Energy
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
HALEU	High Assay Low-Enriched Uranium
HALEU Demonstration Contract	Three-year, $115 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO
HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IEA	International Energy Agency
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
Natural Uranium	Raw material needed to produce LEU and HALEU
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by United States Enrichment Corporation with Orano in 2018
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
RFP	Request for Proposal

Rights Agreement	Section 382 Rights Agreement, dated as of April 6, 2016, by and among the Company and Computershare Trust Company, N.A. and Computershare Inc., as rights agent
Rosatom	Russian State Atomic Energy Corporation
RSA	1992 Russian Suspension Agreement, as amended
SARs	Stock appreciation rights
SEC	U.S. Securities & Exchange Commission
SWU	Separative work unit
Technical Solutions	The Centrus Energy Corp. business segment which offers technical, manufacturing, engineering, and operations services to public and private sector customers
TENEX	Russian government-owned entity TENEX, Joint-Stock Company
TENEX Supply Contract	Agreement with TENEX through 2028
U.S. GAAP	Generally Accepted Accounting Principles in the United States
U235	Uranium-235 isotope
U3O8	Uranium oxide, aka “yellowcake”
UF6	Uranium hexafluoride
Warrant	Warrant to purchase common stock of Centrus Energy Corp., previously held by Kulayba LLC and dated February 2, 2021 and amended December 29, 2022
WNA	World Nuclear Association

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

The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, including those factors discussed in (a) Part I, Item 1. Financial Statements (Unaudited): Note 11, Commitments and Contingencies, (b) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 1A. Risk Factors, and (d) other factors discussed in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. The Company does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q unless required by law.

For Centrus, particular risks and uncertainties (hereinafter “risks”) that could cause our actual future results to differ materially from those expressed in our forward-looking statements and which are, and may be, exacerbated by any worsening of the global business and economic environment include but are not limited to the following:

Risks related to the war in Ukraine primarily include:
•risks related to the war and geopolitical conflicts and the imposition of sanctions or other measures by (i) the U.S. or foreign governments and institutions, (ii) organizations (including the United Nations or other international organizations), or (iii) entities (including private entities or persons), that could directly or indirectly impact our ability to obtain, deliver, transport or sell LEU or the SWU and natural uranium hexafluoride components of LEU delivered to us under the TENEX Supply Contract or make related payments or deliveries of natural uranium hexafluoride to TENEX;
•risks related to legislation to ban imports of Russian LEU into the United States, including the enactment of the “Prohibiting Russian Uranium Imports Act” which has been presented to the President of the United States for signature into law, or transactions with Rosatom or its subsidiaries, which includes TENEX, or similar bills that become law and the potential inability to secure a waiver or other exception from the ban or sanction in a timely manner or at all in order to allow us to continue importing Russian LEU under the TENEX Supply Contract or otherwise doing business with TENEX or implementing the TENEX Supply Contract;
•risks related to the refusal or inability of TENEX to deliver LEU to us if, among other reasons, (i) U.S. or foreign government sanctions are imposed on LEU from Russia or on TENEX, (ii) for any reason, TENEX is unable or unwilling to deliver LEU, receive payments, receive the return of natural uranium hexafluoride, or conduct other activities related to the TENEX Supply Contract, or (iii) TENEX elects, or is directed (including by its owner or the Russian government), to limit or stop transactions with us or with the United States or other countries; and
•risks related to disputes with third parties, including contractual counterparties, that could result if we are unable to receive timely deliveries of LEU under the TENEX Supply Contract.

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
•risks that (i) we may not obtain the full benefit of the HALEU Operation Contract and may not be able or allowed to operate the HALEU enrichment facility to produce HALEU after the completion of the HALEU Operation Contract or (ii) the output from the HALEU enrichment facility may not be available to us as a future source of supply;
•risks related to our dependence on others, such as TENEX, under the TENEX Supply Contract, Orano under the Orano Supply Agreement and other suppliers (including, but not limited to, transporters) who provide, or deliver, us the goods and services we need to conduct our business and any resulting negative impact on our liquidity;
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
•risks related to the fact that our revenue is largely dependent on our largest customers; and
•risks related to our backlog, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, global events or other factors including our lack of current production capability.

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

•risks related to our ability to obtain the government’s approval to extend the term of, or the scope of permitted activities under, our lease with the DOE in Piketon, Ohio;
•risks related to cybersecurity incidents that may impact our business operations;
•risks related to our ability to perform fixed-price and cost-share contracts such as the HALEU Operation Contract, including the risk that costs that we must bear could be higher than expected and the risk related to complying with stringent government contractual requirements;
•risks related to a government shutdown or lack of funding that could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to make timely payments, and our ability to perform our U.S. government contracts and successfully compete for our work; and
•risks related to reliance on the only firm that has the necessary permits and capability to transport LEU from Russia to the United States.

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
•risks related to the value of our intangible assets related to LEU’s backlog and customer relationships;
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
•risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites we no longer operate, including the Paducah, Kentucky and Portsmouth, Ohio GDPs; and
•other risks discussed in this and our other filings with the SEC.

For a more detailed discussion of these risks and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see our Annual Report on Form 10-K for the year ended December 31, 2023. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$209.3	$201.2
Accounts receivable	19.9	49.4
Inventories	279.2	306.4
Deferred costs associated with deferred revenue	117.6	117.6
Other current assets	30.5	10.8
Total current assets	656.5	685.4
Property, plant and equipment, net of accumulated depreciation of $4.4 million as of March 31, 2024 and $4.3 million as of December 31, 2023	7.6	7.0
Deposits for financial assurance	13.7	32.4
Intangible assets, net	38.3	39.4
Deferred tax assets	30.6	28.5
Other long-term assets	3.3	3.5
Total assets	$750.0	$796.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36.7	$41.9
Payables under inventory purchase agreements	67.6	41.9
Inventories owed to customers and suppliers	21.6	84.3
Deferred revenue and advances from customers	283.0	282.6
Short-term inventory loans	40.2	14.3
Current debt	6.1	6.1
Total current liabilities	455.2	471.1
Long-term debt	86.5	89.6
Postretirement health and life benefit obligations	79.0	81.2
Pension benefit liabilities	16.9	17.3
Advances from customers	32.8	32.8
Long-term inventory loans	37.5	63.1
Other long-term liabilities	8.3	8.8
Total liabilities	716.2	763.9
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 15,281,474 and 14,956,434 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1.5	1.5
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of March 31, 2024 and December 31, 2023	0.1	0.1
Excess of capital over par value	188.2	180.5
Accumulated deficit	(155.6)	(149.5)
Accumulated other comprehensive loss	(0.4)	(0.3)
Total stockholders’ equity	33.8	32.3
Total liabilities and stockholders’ equity	$750.0	$796.2

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Separative work units	$23.6	$58.8
Uranium	—	—
Technical solutions	20.1	8.1
Total revenue	43.7	66.9
Cost of Sales:
Separative work units and uranium	23.1	34.9
Technical solutions	16.3	9.0
Total cost of sales	39.4	43.9
Gross profit	4.3	23.0
Advanced technology costs	5.7	3.4
Selling, general and administrative	8.1	10.3
Amortization of intangible assets	1.1	1.1
Special charges for workforce reductions	—	(0.1)
Operating income (loss)	(10.6)	8.3
Nonoperating components of net periodic benefit loss	0.1	0.3
Interest expense	0.4	0.3
Investment income	(2.8)	(1.9)
Other expense, net	0.1	—
Income (loss) before income taxes	(8.4)	9.6
Income tax expense (benefit)	(2.3)	2.4
Net income (loss) and comprehensive income (loss)	$(6.1)	$7.2

Net income (loss) per share:
Basic	$(0.38)	$0.49
Diluted	$(0.38)	$0.47
Average number of common shares outstanding (in thousands):
Basic	15,906	14,841
Diluted	15,906	15,241

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2024	2023
OPERATING
Net income (loss)	$(6.1)	$7.2
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1.3	1.3
Accrued loss on long-term contract	—	(5.6)
Deferred tax assets	(2.1)	2.2
Equity related compensation	0.2	1.2
Revaluation of inventory borrowing	0.3	2.1
Other reconciling adjustments, net	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	29.5	5.3
Inventories	27.2	22.3
Inventories owed to customers and suppliers	(62.7)	(43.6)
Other current assets	(0.8)	15.1
Accounts payable and other liabilities	(5.1)	(4.2)
Payables under inventory purchase agreements	25.7	(11.1)
Deferred revenue and advances from customers, net of deferred costs	0.4	0.1
Pension and postretirement benefit liabilities	(2.6)	(0.7)
Other changes, net	—	(1.3)
Cash provided by (used in) operating activities	5.3	(9.7)

INVESTING
Capital expenditures	(1.5)	(0.3)
Cash used in investing activities	(1.5)	(0.3)

FINANCING
Proceeds from the issuance of common stock, net	7.1	22.0
Exercise of stock options	0.4	—
Payment of interest classified as debt	(3.1)	(3.1)
Cash provided by financing activities	4.4	18.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—

Increase in cash, cash equivalents and restricted cash	8.1	8.9
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	233.8	212.4
Cash, cash equivalents and restricted cash, end of period (Note 3)	$241.9	$221.3

Non-cash activities:
Adjustment of right to use lease assets from lease modification	$—	$4.2
Property, plant and equipment included in accounts payable and accrued liabilities	$0.1	$—
Equity issuance costs included in accounts payable and accrued liabilities	$0.3	$—
Shares withheld for employee taxes	$—	$1.9
ATM proceeds included in accounts receivable	$—	$1.2

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	$—	$1.4	$0.1	$158.1	$(233.9)	$0.2	$(74.1)
Net income for the three months ended March 31, 2023	—	—	—	—	7.2	—	7.2
Issuance of common stock	—	0.1	—	23.1	—	—	23.2
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance at March 31, 2023	$—	$1.5	$0.1	$180.5	$(226.7)	$0.1	$(44.5)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2023	$—	$1.5	$0.1	$180.5	$(149.5)	$(0.3)	$32.3
Net loss for the three months ended March 31, 2024	—	—	—	—	(6.1)	—	(6.1)
Issuance of common stock	—	—	—	7.5	—	—	7.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.2	—	—	0.2
Balance at March 31, 2024	$—	$1.5	$0.1	$188.2	$(155.6)	$(0.4)	$33.8

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of March 31, 2024, and for the three months ended March 31, 2024, and 2023, have been prepared pursuant to the rules and regulations of the SEC. The unaudited Consolidated Balance Sheet as of December 31, 2023, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three months ended March 31, 2024 and 2023, are insignificant.

Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. There has not been a material change to the Company’s accounting policies since that report.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes, to improve the transparency of income tax disclosures, primarily through requiring consistent categories and greater disaggregation in the rate reconciliation and requiring disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. Based on the Company’s review, it does not expect the pronouncement to have any material impact on its Notes to the Consolidated Financial Statements.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended March 31,
	2024	2023
United States	$23.6	$58.7
Foreign	—	0.1
Revenue - SWU and uranium	$23.6	$58.8

Refer to Note 12, Segment Information, of this Quarterly Report on Form 10-Q for disaggregation of revenue by segment. Revenue for the LEU Segment is derived from the sales of the SWU component of LEU, from sales of both the SWU and uranium components, and from sales of UF6 and U3O8, to electric utility customers and other nuclear fuel related companies. Technical Solutions’ revenue is derived from services provided to the U.S. government and its contractors. SWU and uranium revenue is recognized when the customer obtains control of the SWU or uranium and Technical Solutions’ revenue is generally recognized over time based on direct costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

Accounts Receivable

	March 31, 2024	December 31, 2023
	(in millions)
Accounts receivable:
Billed	$9.9	$40.2
Unbilled *	10.0	9.2
Accounts receivable	$19.9	$49.4

* Billings under certain contracts in the Technical Solutions segment are invoiced based on approved provisional billing rates. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. The Company expects to invoice and collect the unbilled amounts after actual rates are submitted to the customer and approved. Unbilled revenue also includes unconditional rights to payment that are not yet billable under applicable contracts due to timing of invoice processing or pending the compilation of supporting documentation.

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	March 31, 2024	December 31, 2023	Year-To-Date Change
Deferred revenue - current	$252.8	$252.4	$0.4
Advances from customers - current	$30.2	$30.2	$—
Advances from customers - noncurrent	$32.8	$32.8	$—

Previously deferred sales and advances from customers recognized in revenue totaled $0 in both the three months ended March 31, 2024 and 2023.

LEU Segment

The SWU component of LEU typically is sold under contracts with deliveries over several years. The Company’s agreements for natural uranium hexafluoride and uranium concentrate sales generally are shorter-term, fixed-commitment contracts. Most of the Company’s customer contracts provide for fixed purchases of SWU during a given year. Depending on the terms of specific contracts, the customer may be able to increase or decrease the quantity delivered within an agreed range.

Technical Solutions Segment

Revenue for the Technical Solutions segment, representing the Company’s technical, manufacturing, engineering, procurement, construction, and operations services offered to public and private sector customers, is recognized over the contractual period as services are rendered.

In 2019, the Company entered into a cost-share contract with the DOE, the HALEU Demonstration Contract, to deploy a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. The Company recorded revenue up to the funded amount of $173.0 million and received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through March 31, 2024. The Company is currently performing closeout activities on the HALEU Demonstration Contract.

The DOE elected to move the operational portion of the HALEU Demonstration Contract to a subsequent, competitively awarded contract and, on November 10, 2022, after a competitive solicitation, the DOE awarded the HALEU Operation Contract to the Company, and work began on December 1, 2022. The base contract value is approximately $150 million with two phases through 2024. Phase 1 included an approximately $30 million cost-share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

Phase 2 of the HALEU Operation Contract includes production of 900 kilograms per year of HALEU UF6, as well as continued operations and maintenance. The DOE owns the HALEU produced from the demonstration cascade and Centrus is being compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges have created difficulties for DOE in securing enough 5B Cylinders for the entire production year. Using the 5B Cylinders currently made available by the DOE, Centrus has now achieved cumulative deliveries to the DOE of approximately 135 kilograms of HALEU UF6. Centrus’ delivery of the 900 kilograms of HALEU UF6, which it no longer can achieve by November 2024, was conditioned on the DOE’s ability to provide the 5B Cylinders on a timeline that allows for continuous production throughout Phase 2 of the contract. During time periods when 5B Cylinders are insufficient, the Company will be able to continue operations of the cascade, but will not be able to produce HALEU. The 9% target fee for Phase 2 of the contract was estimated to be $7.5 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million.

To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components. The contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. The Company is also performing additional work on infrastructure and facility repairs under DOE’s technical direction. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope, not subject to cost-share reimbursement, for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million. The DOE is currently obligated for costs up to approximately $5.8 million for the additional scope under the HALEU Operation Contract.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. When estimates of program costs to be incurred for an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. The Company recorded an accrued loss of $21.3 million related to anticipated cost-share reimbursement under the HALEU Operation Contract in Cost of Sales in December 2022. The accrued loss on the contract was adjusted over the contract term based on actual results and remaining program cost projections. At both March 31, 2024 and December 31, 2023, the remaining accrued contract loss balance was $0. The impact to Cost of Sales in the three months ended March 31, 2024 and 2023 was $0 and $5.5 million, respectively, for previously accrued contract losses attributable to work performed in those periods. The HALEU Operation Contract is funded incrementally, and the DOE currently is obligated for costs up to approximately $73.9 million of the $125.9 million estimated transaction price for Phase 1, Phase 2, and additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $55.2 million through March 31, 2024.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

Remaining Performance Obligations

The Company’s remaining performance obligations represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were $1.0 billion as of both March 31, 2024 and December 31, 2023.

The remaining performance obligations in the LEU segment primarily related to medium and long-term contracts with fixed commitments, were approximately $1.0 billion for each of March 31, 2024 and December 31, 2023, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and includes approximately $315 million of Deferred Revenue and Advances from Customers at both March 31, 2024 and December 31, 2023. The remaining performance obligations are partially based on customer estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $58 million and $77 million, as of March 31, 2024 and December 31, 2023, respectively, and extend to 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$209.3	$201.2
Deposits for financial assurance - current (a)	18.9	0.2
Deposits for financial assurance - noncurrent	13.7	32.4
Total cash, cash equivalents and restricted cash	$241.9	$233.8

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $4.9 million and $6.8 million denominated in euros as of March 31, 2024 and December 31, 2023, respectively, and recorded $0.1 million and $0 in transaction losses in the three months ended March 31, 2024 and March 31, 2023, respectively.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	March 31, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$18.7	$11.1	$—	$29.8
Workers Compensation	—	2.5	—	2.5
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$18.9	$13.7	$0.2	$32.4

In March, May, and October 2022, the Company entered into three inventory loans that each required a cash deposit into an escrow fund. See Note 4, Inventories, of this Quarterly Report on Form 10-Q. The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by Centrus. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance.

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

	March 31, 2024			December 31, 2023
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$20.7	$—	$20.7	$21.9	$—	$21.9
Uranium	258.5	21.6	236.9	284.5	84.3	200.2
Total	$279.2	$21.6	$257.6	$306.4	$84.3	$222.1

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

The Company performs quarterly revaluations of the Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $0.3 million and $2.1 million, for the three months ended March 31, 2024 and 2023, respectively.

5. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014, and reflect the conditions at that time. The intangible asset related to the LEU segment backlog is amortized as the backlog, existing at emergence, is reduced, as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the Consolidated Statements of Operations and Comprehensive Income. Intangible asset balances are as follows (in millions):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$41.6	$13.0	$54.6	$41.6	$13.0
Customer relationships	68.9	43.6	25.3	68.9	42.5	26.4
Total	$123.5	$85.2	$38.3	$123.5	$84.1	$39.4

6. DEBT

A summary of debt is as follows (in millions):

		March 31, 2024		December 31, 2023
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	12.2	6.1	15.3
Total		$6.1	$86.5	$6.1	$89.6

Interest on the Company’s 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of March 31, 2024 and December 31, 2023, $6.1 million of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets. Additional terms and conditions of the 8.25% Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$209.3	$—	$—	$209.3	$201.2	$—	$—	$201.2
Deferred compensation asset (a)	3.8	—	—	3.8	3.3	—	—	3.3

Liabilities:
Deferred compensation obligation (a)	$3.8	$—	$—	$3.8	$3.3	$—	$—	$3.3

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

Other Financial Instruments

As of March 31, 2024, and December 31, 2023, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	March 31, 2024			December 31, 2023
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$92.6	(b)	$73.1	$95.7	(b)	$71.7
(a) Based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs.
(b)    The carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt, of this Quarterly Report on Form 10-Q.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees under two qualified defined benefit pension plans, one postretirement health and life benefit plan and two disqualified plans.

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Service costs	$0.5	$0.7
Interest costs	3.8	7.0
Amortization of prior service costs (credits), net	(0.1)	(0.1)
Expected return on plan assets (gains)	(4.6)	(7.7)
Net periodic benefit costs (credits)	$(0.4)	$(0.1)

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Interest costs	$1.1	$1.2
Net periodic benefit costs	$1.1	$1.2

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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income (loss) per share are as follows:

	Three Months Ended March 31,
	2024	2023
Numerator (in millions):
Net income (loss)	$(6.1)	$7.2

Denominator (in thousands):
Average common shares outstanding - basic	15,906	14,841
Potentially dilutive shares related to stock compensation awards and warrant	—	400
Average common shares outstanding - diluted	15,906	15,241

Net income (loss) per share (in dollars):
Basic	$(0.38)	$0.49
Diluted	$(0.38)	$0.47

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	118	1

10. STOCKHOLDERS’ EQUITY

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (Registration Statement No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered. Unless otherwise specified in any prospectus supplement, we currently intend to use the net proceeds from the sale of our securities offered under this prospectus for working capital and general corporate purposes including, but not limited to, capital expenditures, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 176,628 shares of its Class A Common Stock at the market price in the three months ended March 31, 2024, for a total of $7.4 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $7.1 million. Additionally, the Company recorded direct costs of less than $0.1 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

Pursuant to a separate sales agreement with its agents, the Company sold, through its ATM offering at the market price, an aggregate of 722,568 shares of its Class A Common Stock in the three months ended March 31, 2023, for a total of $24.4 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $23.4 million. Additionally, the Company recorded direct costs of $0.2 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities.

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

The Fifth Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Fifth Amendment was adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s NOL carry-forwards for United States federal income tax purposes and other tax benefits.

Awards under Executive Incentive Plan

Notional stock units are a component of the 2019 Executive Incentive Plan for participating executives. In April 2020, notional stock units and SARs were granted to participating executives with a vesting period ending in April 2023.

In March 2022, 2023 and 2024 restricted stock units were granted to participating executives with a vesting period ending in March 2025, 2026 and 2027, respectively. The restricted stock unit awards are time based and payable in shares of the Company’s Class A Common Stock subject to achieving a threshold level of cumulative net income over the vesting period. The grant-date fair value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

The plan payouts for the 2020-2022 performance period were settled in Class A Common Stock in March and April 2023. In the first quarter of 2023, the Company withheld $1.9 million of shares that vested during the period for to fund the grantees’ tax withholding obligations under the terms of the stock-based compensation plan.

The plan payouts for the 2021-2023 performance period were settled in Class A Common Stock in March 2024.

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

In 1993, USEC-Government entered into a lease for the Paducah and Portsmouth GDPs with the DOE. As part of that lease, DOE and USEC-Government also entered into a Power memorandum of understanding (“Power MOU”) regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became Enrichment Corp., now a principal subsidiary of the Company. Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp., and Enrichment Corp. was given the right to purchase power from DOE. The Paducah GDP was shut down in 2013 and deleased by Enrichment Corp. in 2014. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa power plant, which had supplied power to the Paducah GDP, was planned to undergo D&D. According to DOE, the power purchase agreement with Electric Energy Inc. requires DOE to pay for a portion of the D&D costs of the Joppa power plant, and DOE has asserted that a portion of the DOE liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. The Company is assessing DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. The Company has not formed an opinion on the merits of DOE’s claim nor is it able to estimate its potential liability, if any, for such claim and no expense or liability has been accrued.

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

On June 8, 2022, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Brad Allen Lykins, as administrator of the estate of Braden Aaron Lee Lykins in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Lykins Complaint”). In March 2021, Brayden Lykins, who was thirteen years old, passed away from leukemia. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Lykins’ death and seeks monetary damages. On August 30, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the Lykins Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On March 8, 2023, the Company, Enrichment Corp., and six other DOE contractors that operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Christian Rose in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Rose Complaint”). Christian Rose was diagnosed with cancer in June 2022. Although Mr. Rose is an adult, he attended the Zahn Corner Middle School, which was closed a few years ago due to contamination and is in the vicinity of the plant. The Rose Complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing death – even though the plaintiff is still alive – and seeks monetary damages in the nature of past and future medical expenses, pain and suffering and punitive damages, among others. On May 15, 2023, the Company, Enrichment Corp. and the other defendants filed their answers to the Rose Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2023, the Company, Enrichment Corp. and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Joshua Shaw in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Shaw Complaint”). Joshua Shaw was diagnosed with Acute Myeloid Leukemia (AML) in August 2008 and after going through chemotherapy continues to experience aftereffects of AML, including anxiety and fatigue. The Shaw Complaint alleges that the defendants released radiation into the environment exposing Mr. Shaw to radiation in violation of the Price-Anderson Act and causing Mr. Shaw’s AML and other injuries. Mr. Shaw seeks monetary damages in the nature of past and future medical expenses for treatment and care, pain and suffering and punitive damages, among others. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, of this Quarterly Report on Form 10-Q for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended March 31,
	2024	2023
Revenue
LEU segment:
Separative work units	$23.6	$58.8
Uranium	—	—
Total	23.6	58.8
Technical Solutions segment	20.1	8.1
Total revenue	$43.7	$66.9

Segment Gross Profit
LEU segment	$0.5	$23.9
Technical Solutions segment	3.8	(0.9)
Gross profit	$4.3	$23.0

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended March 31, 2024, one customer in the LEU segment individually represented $18.9 million of revenue and one customer in the Technical Solutions segment individually represented $19.8 million of revenue.

In the three months ended March 31, 2023, two customers in the LEU segment individually represented $41.6 million and $8.4 million of revenue and one customer in the Technical Solutions segment individually represented $8.0 million revenue.

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

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a period of price increases which reached $155 per SWU by December 31, 2023. As of March 31, 2024, spot prices are $166 per SWU. This represents an increase of 7% since the beginning of the year and 388% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven by uncertainty created as a result of the war in Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy.

When Russian supply is included, the uranium enrichment segment of the global nuclear fuel market is oversupplied. But without Russian supply, the global market for uranium enrichment would be undersupplied. Further, it is not clear that there are sufficient inventories of enriched uranium in the United States to compensate for a loss of Russian supply, absent new capacity that will take a number of years to deploy. A report issued by the International Atomic Energy Agency in 2023 reported that while U.S. utilities may have enough inventory to cover one reload of their reactors, “truly strategic physical stockpiles are almost non-existent.”1
1 International Atomic Energy Agency, “Global Inventories of Secondary Uranium Supplies” (IAEA-TECDOC-2030), p. 54 (2023).

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

Our Technical Solutions segment is committed to the restoration of America’s domestic uranium enrichment capability to play a critical role in meeting U.S. national security and energy security requirements and advancing America’s nonproliferation, energy, and climate objectives. Our Technical Solutions segment is also focused on repairing broken and vulnerable supply chains, providing clean energy jobs, and supporting the communities in which we operate. Our goal is to deliver major components of the next-generation nuclear fuels that will power the future of nuclear energy as it provides reliable carbon-free power around the world.

Under the 2019 HALEU Demonstration Contract, Centrus was engaged by the DOE to construct a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. The Company is currently performing closeout activities on the HALEU Demonstration Contract. The DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the contract to a new, competitively-awarded contract that would provide for operations beyond the term of the existing HALEU Demonstration Contract.

On November 10, 2022, after a competitive solicitation, the DOE notified Centrus that the Company had won the HALEU Operation Contract and work began on December 1, 2022. The base contract value is approximately $150 million with two phases through 2024. Phase 1 included an approximately $30 million cost-share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process. During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract.

Phase 2 of the HALEU Operation Contract includes production of 900 kilograms per year of HALEU UF6, as well as continued operations and maintenance. The DOE owns the HALEU produced from the demonstration cascade, and Centrus is being compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges have created difficulties for DOE in timely securing enough 5B Cylinders for the entire production year. To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components. The contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. During periods where quantities of 5B Cylinders are insufficient, the Company will not be able to produce HALEU, but will be able to continue operations of the cascade and perform preventive maintenance and regulatory compliance type activities. Centrus anticipates that the delays in obtaining sufficient 5B Cylinders will be temporary, but no longer expects to achieve delivery of the 900 kilograms of HALEU UF6 anticipated for Phase 2 of the contract which extends to November 2024. Although inadequate for meeting the full delivery quantity target, the DOE has been successful in locating a small number of 5B Cylinders. Using the 5B Cylinders currently made available by the DOE, Centrus has now achieved cumulative deliveries to the DOE of approximately 135 kilograms of HALEU UF6. We anticipate additional 5B Cylinders will be available during the second quarter, which will allow the Company to continue producing HALEU. The target fee for Phase 2 of the contract was estimated to be $7.5 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million. The Company is also performing additional work on infrastructure and facility repairs under DOE’s technical direction and subsequent contract modification.

The DOE continues to pursue the availability of HALEU for the ARDP and for the advanced reactor market in general. Following receipt of a $700 million congressional appropriation from the Inflation Reduction Act, on January 9, 2024 and November 28, 2023, the DOE issued RFPs for the production of HALEU and the deconversion of HALEU into different forms needed to fabricate fuels used by various advanced reactor developers. The Company has submitted proposals in response to each RFP, with the goal of expanding HALEU production capability at the Piketon facility, subject to availability of funding and/or off-take commitments. We understand that the DOE plans to award one or more indefinite delivery-indefinite quantity contracts to one or more successful bidders, after which one or more awardees would compete for individual task orders. The total contract ceiling for all task orders is $2.7 billion for enrichment and $800 million for deconversion, subject to further appropriations.

The war in Ukraine has contributed to a significant increase in market prices for enrichment and (along with proposals to limit imports of LEU from Russia) prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production but also for LEU production to support the existing fleet of reactors. As a result, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding and off-take commitments.

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

According to the WNA, as of March 2024, there were 60 reactors under construction worldwide, approximately one-half of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years, although natural gas prices in the U.S. electricity sector tripled between 2020 and 2022 according to data from the U.S. Energy Information Administration (“EIA”). Nine U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, construction was recently completed and commercial operations began in the second quarter of 2024 on one large reactor. The DOE recently released a report outlining a pathway to deployment of approximately 200 gigawatts of additional capacity by 2050 which would triple the nuclear energy capacity in the United States.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2023 World Energy Outlook, nuclear generation is forecasted to grow by 25% by 2030 and 45% by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow by 47% by 2030 and more than double by 2040.

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. Eleven reactors in Japan have restarted, and an additional 16 reactors are in the process of restart approval. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

In October 2020, the DOC reached an agreement with the Russian Federation on an extension of the RSA, a trade agreement that allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to perform under our TENEX Supply Contract. This outcome allowed for sufficient quota for Centrus to continue serving its utility customers and support its investments in building new capacity. Use of this quota is subject to compliance with limitations under the RSA. These limitations include a requirement that we return natural uranium to TENEX for the LEU we receive under the TENEX Supply Contract at approximately the same time that we deliver the LEU to our customers. Our ability to meet this requirement depends on the capacity or willingness of the facilities where natural uranium is supplied to us by customers, to allow us to deliver this natural uranium to TENEX. We were notified by one facility that it will no longer receive natural uranium for TENEX. As a result, we will need to rely to a greater extent on deliveries at other processors or explore other options in order to comply with the RSA’s natural uranium delivery requirement.

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

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, including in the United States through the imminent enactment of the “Prohibiting Russian Uranium Imports Act” discussed below, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations and/or individuals. Such additional restrictions could affect our ability to purchase and re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. Due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was recently extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the current validity of the permit for continued shipments of LEU imports.

In response to the war in Ukraine, there have been proposals to ban imports of uranium products that could cut off or reduce our ability to import LEU in one or more years under the TENEX Supply Contract. In fact, in December 2023, the U.S. House of Representatives passed H.R. 1042, the “Prohibiting Russian Uranium Imports Act”, which was also passed by the U.S. Senate on April 30, 2024. This legislation bans imports of LEU from Russia into the U.S. beginning ninety (90) days after the date of enactment, subject to issuance of waivers by the DOE. The legislation is before the President for signature into law and its enactment is expected imminently. The U.S. ban on imports of Russian LEU without the grant of a timely waiver, would have a negative material impact on our business. Through 2027, well over one-half of the LEU that we expect to deliver to customers was sourced under the TENEX Supply Contract. While we have other sources of supply, they are not sufficient to replace the TENEX supply. Accordingly, upon enactment of the “Prohibiting Russian Uranium Imports Act”, we will apply for waivers from the Secretary of Energy and other applicable government agencies to allow us to request permission to continue supplying LEU to our customers. It is uncertain whether any waiver would be granted and, if granted, whether any waiver would be granted in a timely manner. In addition, there is draft legislation in Congress designed to impose sanctions on Rosatom which would prohibit transactions with TENEX, a subsidiary of Rosatom. We do not know what actions TENEX might take in response to the legislation when enacted but, if TENEX refuses to make future deliveries under the TENEX Supply Contract, our delivery obligations to our customers would be negatively impacted, including a potential material adverse effect on the Company.

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services including transportation and other services have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

Given all the foregoing, we continue to monitor the situation closely in order to address the potential impact of any new sanctions on the Company and possible mitigation thereof.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our LEU segment backlog consists primarily of long-term, fixed commitment contracts, and we have visibility on a significant portion of our revenue for 2024-2027.

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
•The potential for sanctions and other measures that restrict with whom we may transact or affect the importation, sales or purchases of SWU or uranium or goods or services required for the sale, purchase, transportation or delivery of such SWU or uranium;
•Our ability to obtain a waiver to allow us to import LEU from Russia so that we may continue supplying LEU to our customers upon the likely enactment of the “Prohibiting Russian Uranium Imports Act”;

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
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Backlog

The Company’s backlog is $2.0 billion as of both March 31, 2024 and December 31, 2023 and extends to 2033. Backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2030. As of March 31, 2024 and December 31, 2023, our backlog was approximately $1.0 billion. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments, and includes approximately $0.3 billion of deferred revenue and advances from customers as of March 31, 2024, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2033. As of both March 31, 2024 and December 31, 2023, our backlog was approximately $1.0 billion. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options. If any of our contracts were to be terminated, our remaining backlog would be reduced by the expected value of the cancelled contracts.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 54% of our total revenue for the three months ended March 31, 2024. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 34% of revenue from our LEU segment since 2022. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the three months ended March 31, 2024 averaged approximately $5.9 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of costs and revenue recognition. Refer to Note 2, Revenue and Contracts with Customers, of this Quarterly Report on Form 10-Q of the Consolidated Financial Statements for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and natural uranium hexafluoride. Market prices for SWU and uranium significantly declined from 2011 until mid-2018, when they began to trend upward. More recently, market uncertainty in the wake of the war in Ukraine has driven SWU and uranium hexafluoride prices sharply higher. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags published price indicators by several years. While some sales reflect the low prices prevalent in recent years, certain older contracts included in our backlog have prices that are above current market prices.

Recent proposals, including proposed U.S. legislation, to severely limit or cut off supply of LEU from Russia, have drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 44% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private and/or government sources to come online.

The following chart summarizes SWU long-term price and spot price indicators, and a UF6 spot price indicator, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
0
50
100
150
200
250
300
350
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Mar-24
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage in obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Under a customer contract that commenced deliveries in 2023, payments are denominated in euros, and subject to exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, that commenced in 2023, with prices payable in a combination of U.S. dollars and euros, but with a contract-defined exchange rate.

On occasion, we accept payment for SWU in the form of natural uranium hexafluoride. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the natural uranium hexafluoride at contract inception, or as the quantity of natural uranium hexafluoride is finalized, if variable.

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

Technical Solutions

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing, and operations services being performed under the HALEU Operation Contract. Subject to the availability of sufficient funding and off-take commitments, our goal is to expand our uranium enrichment capacity to meet the full range of U.S. government and commercial requirements for enriched uranium. With our government and private sector customers, we seek to leverage our domestic enrichment experience as well as our engineering know-how and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects, including the production of fuel-related components for next-generation nuclear reactors and the development of related facilities. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio.

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$23.6	$58.8	$(35.2)	(60)%
Uranium revenue	—	—	—	n/a
Total	23.6	58.8	(35.2)	(60)%
Cost of sales	23.1	34.9	(11.8)	(34)%
Gross profit	$0.5	$23.9	$(23.4)	(98)%

Technical Solutions segment
Revenue	$20.1	$8.1	$12.0	148%
Cost of sales	16.3	9.0	7.3	81%
Gross profit (loss)	$3.8	$(0.9)	$4.7	522%

Total
Revenue	$43.7	$66.9	$(23.2)	(35)%
Cost of sales	39.4	43.9	(4.5)	(10)%
Gross profit	$4.3	$23.0	$(18.7)	(81)%

Revenue

Revenue from the LEU segment was $23.6 million and $58.8 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $35.2 million (or 60%), SWU revenue decreased by $35.2 million as a result of a 53% decrease in the volume of SWU sold and a 14% decrease in the average price of SWU sold.

Revenue from the Technical Solutions segment was $20.1 million and $8.1 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $12.0 million (or 148%). Revenue generated by the HALEU Operation Contract increased by $12.0 million due to the transition from Phase 1 to Phase 2 in late 2023.

Cost of Sales

Cost of sales for the LEU segment was $23.1 million and $34.9 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $11.8 million (or 34%). SWU costs decreased by $12.3 million as a result of a 53% decrease in the volume of SWU sold, partially offset by a 38% increase in the average unit cost of SWU sold. Cost of sales for the three months ended March 31, 2024 and 2023, respectively, included $0.3 million and $2.1 million for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $16.3 million and $9.0 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $7.3 million (or 81%). Costs incurred for the HALEU Operation Contract increased by $7.3 million due to the transition from Phase 1 to Phase 2 in late 2023. For details on HALEU Operation Contract accounting, refer to Technical Solutions Segment above.

Gross Profit (Loss)

Gross profit for the LEU segment was $0.5 million and $23.9 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $23.4 million (or 98%). The decrease for the three months ended March 31, 2024 was due primarily to the specific contract and pricing mix of SWU contracts and the timing of their deliveries quarter over quarter. This was reflected by a decrease in the volume of SWU sold and a decrease in the average profit margin per SWU.

Gross profit (loss) for the Technical Solutions segment was $3.8 million and ($0.9) million for the three months ended March 31, 2024 and 2023, respectively, an increase of $4.7 million (or 522%). The increase was primarily attributable to the transition from Phase 1 to Phase 2 of the HALEU Operation Contract.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Gross profit	$4.3	$23.0	$(18.7)	(81)%
Advanced technology costs	5.7	3.4	2.3	68%
Selling, general and administrative	8.1	10.3	(2.2)	(21)%
Amortization of intangible assets	1.1	1.1	—	—%
Special charges for workforce reductions	—	(0.1)	0.1	100%
Operating income (loss)	(10.6)	8.3	(18.9)	(228)%
Nonoperating components of net periodic benefit loss	0.1	0.3	(0.2)	(67)%
Interest expense	0.4	0.3	0.1	33%
Investment income	(2.8)	(1.9)	(0.9)	(47)%
Other expense, net	0.1	—	0.1	n/a
Income (loss) before income taxes	(8.4)	9.6	(18.0)	(188)%
Income tax expense (benefit)	(2.3)	2.4	(4.7)	(196)%
Net income (loss) and comprehensive income (loss)	$(6.1)	$7.2	$(13.3)	(185)%

Advanced Technology Costs

Advanced technology costs were $5.7 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $2.3 million (or 68%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Selling, General and Administrative

Selling, general and administrative costs were $8.1 million and $10.3 million for the three months ended March 31, 2024 and 2023, respectively, a decrease of $2.2 million (or 21%). This decrease was due primarily to a decrease in employee-related expenses, including equity related compensation, and a decrease in consulting costs.

Income Tax Expense (Benefit)

Income tax expense (benefit) was ($2.3) million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively, a change of $4.7 million (or 196%). Income tax expense (benefit) for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Income (Loss) and Comprehensive Income (Loss)

Net income (loss) was ($6.1) million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively, a change of $13.3 million (or 185%). The decrease of $13.3 million was primarily attributable to a $23.4 million decrease in gross profit from the LEU segment and a $2.3 million increase in advanced technology costs, partially offset by a $4.7 million increase in gross profit from the Technical Solutions segment and a $4.7 million decrease in income tax expense (benefit).

Liquidity and Capital Resources

As of March 31, 2024, the Company had a consolidated cash and cash equivalents balance of $209.3 million. In addition, there was $29.8 million of restricted cash related to three inventory loans, which required a cash deposit into an escrow fund. See Note 3, Cash, Cash Equivalents, and Restricted Cash of the Consolidated Financial Statements. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of enactment of the “Prohibiting Russian Uranium Imports Act” and our ability to obtain a waiver thereunder, should the legislation be enacted, the level of expenditures and government funding for our services contracts and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

The Company believes its LEU segment backlog is a source of stability for our liquidity position. Subject to market conditions, we see the potential for growing uncommitted demand for LEU during the next few years with accelerated open demand in 2025 and beyond.

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

On November 10, 2022, the Company was awarded the HALEU Operation Contract. The HALEU Operation Contract provides for a 50/50 cost-share contract for Phase 1 of the base contract to complete the cascade, begin operations and complete the initial, small quantity demonstration HALEU. Phase 2 includes continued operations and maintenance on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years comprised of three options of three years each, also on a cost-plus-incentive-fee basis. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under the DOE’s technical direction. The Company’s goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant.

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and the reactors that will use these fuels to come to market. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.

If funding by the U.S. government of gas centrifuge technology is reduced or discontinued, or we are not awarded a future DOE contract to continue to operate the cascade or expand it, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity.

Capital expenditures of approximately $5.5 million are anticipated over the next 12 months.

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

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2024	2023
Cash provided by (used in) operating activities	$5.3	$(9.7)
Cash used in investing activities	(1.5)	(0.3)
Cash provided by financing activities	4.4	18.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—
Increase in cash, cash equivalents and restricted cash	$8.1	$8.9

Operating Activities

For the three months ended March 31, 2024, net cash provided by operating activities was $5.3 million. The net increase was primarily due to approximately $81.0 million in cash collected from customers, investment income, and reimbursements for postretirement health and life benefits paid by the Company. These cash inflows were partially offset by approximately $76.0 million of disbursements for operations, of which approximately $52.0 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs.

In the three months ended March 31, 2023, net cash used in operating activities was $9.7 million. The net decrease was primarily due to $89.1 million of disbursements for operations, of which $59.4 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs. These cash outflows were partially offset by approximately $74.8 million in cash collected from customers.

Investing Activities

Capital expenditures were $1.5 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Financing Activities

For the three months ended March 31, 2024 and 2023, cash of $7.1 million and $22.0 million, respectively, was provided from the net proceeds related to the issuance of 176,628 and 722,568 shares, respectively, of Class A Common Stock under an ATM offering. For both the three months ended March 31, 2024 and 2023, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$209.3	$201.2
Accounts receivable	19.9	49.4
Inventories, net	257.6	222.1
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(165.4)	(165.0)
Other current assets and liabilities, net	(114.0)	(87.3)
Working capital	$201.3	$214.3

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

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 176,628 shares of its Class A Common Stock at the market price for a total of $7.4 million in the three months ended March 31, 2024. After expenses and commissions paid to the agents, the Company’s proceeds totaled $7.1 million. Additionally, the Company recorded direct costs of less than $0.1 million related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024. The Company has used and/or intends to use the net proceeds from this offering for working capital and general corporate purposes including, but not limited to, capital expenditures, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

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

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (Registration Statement No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered. Unless otherwise specified in any prospectus supplement, we currently intend to use the net proceeds from the sale of our securities offered under this prospectus for working capital and general corporate purposes including, but not limited to, capital expenditures, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

Capital Structure and Financial Resources

Interest on the 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes are guaranteed on a subordinated and limited basis by, and secured by substantially all assets of, Enrichment Corp. The 8.25% Notes mature on February 28, 2027. Additional terms and conditions of the 8.25% Notes are described in Note 6, Debt, of the Consolidated Financial Statements and Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Contractual Commitments

There have been no material changes to our contractual commitments from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by us using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. There is currently no commercial enrichment facility producing LEU using DOE centrifuge technology. We are continuing to advance our U.S. centrifuge technology that has evolved from DOE inventions at specialized facilities in Oak Ridge with a view to deploying a commercial enrichment facility over the long term.

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at March 31, 2024.

Critical Accounting Policies Estimates

There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

As of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
1.1
At Market Issuance Sales Agreement, dated as of February 9, 2024, by and between Centrus Energy Corp., B. Riley Securities, Inc., Lake Street Capital Markets, LLC, and Roth Capital Partners, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on February 12, 2024).

10.1	Modification 7 to Agreement, dated April 4, 2024, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.2	Modification 8 to Agreement, dated April 29, 2024, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

May 8, 2024	/s/ Kevin J. Harrill
Kevin J. Harrill
Senior Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)