Form 10-Q
period 2024-06-30
CENTRUS ENERGY CORP
filed 2024-08-07
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of August 1, 2024, there were 15,560,744 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
ACO	American Centrifuge Operating LLC, a subsidiary of Centrus
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation, a subsidiary of Centrus
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky, formerly operated by Enrichment Corp.
Piketon	Production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to 1993, when it was a wholly-owned government corporation

Other Terms and Abbreviations
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
5B Cylinders	Storage cylinders for HALEU UF6 produced by the cascade
8.25% Notes	8.25% Notes, maturing February 2027
American Centrifuge
 Advanced uranium enrichment gas centrifuge technology previously developed, based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s and utilized in a demonstration facility in 2012-2013

American Centrifuge Plant
Refers to a demonstration facility in Piketon, Ohio where USEC planned to install a lead cascade of centrifuge machines to demonstrate the American Centrifuge technology under the terms of the 2002 DOE-USEC Agreement

ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At the Market
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share
Common Stock	Class A Common Stock and Class B Common Stock
D&D	Decontamination & Decommissioning
DOC	U.S. Department of Commerce
DOE	U.S. Department of Energy
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
HALEU	High Assay Low-Enriched Uranium
HALEU Demonstration Contract	Three-year, $115 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO
HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IEA	International Energy Agency
Import Ban Act	The “Prohibiting Russian Uranium Imports Act” enacted in May 2024 that bans imports of LEU from Russia into the U.S., effective August 11, 2024, subject to issuance of waivers by the DOE
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel

Natural Uranium	Raw material needed to produce LEU and HALEU
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by Enrichment Corp. with Orano in 2018
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
RFP	Request for Proposal
Rights Agreement	Section 382 Rights Agreement, dated as of April 6, 2016, by and among the Company and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as amended
Rosatom	Russian State Atomic Energy Corporation
RSA	1992 Russian Suspension Agreement, as amended
SARs	Stock appreciation rights
SEC	U.S. Securities & Exchange Commission
SWU	Separative work unit
Technical Solutions	The Centrus business segment which offers technical, manufacturing, engineering, and operations services to public and private sector customers
TENEX	Russian government-owned entity TENEX, Joint-Stock Company
TENEX Supply Contract	Agreement with TENEX through 2028
U.S. GAAP	Generally Accepted Accounting Principles in the United States
U3O8	Uranium oxide, aka “yellowcake”
UF6	Uranium hexafluoride
Warrant	Warrant to purchase common stock of Centrus, exercised in December 2023 by Kulayba LLC and dated February 2, 2021 and amended December 29, 2022
WNA	World Nuclear Association

FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Centrus (the “Company,” “we” or “us”) contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements mean statements related to future events, which may impact our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions with respect to future events and operational, economic and financial performance. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control.

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

Risks related to the war in Ukraine primarily include:
•risks related to the war and geopolitical conflicts and the imposition of sanctions or other measures, including bans or tariffs, by (i) the U.S. or foreign governments and institutions such as the EU, (ii) organizations (including the United Nations or other international organizations), or (iii) entities (including private entities or persons), that could directly or indirectly impact our ability to obtain, deliver, transport or sell LEU or the SWU and natural uranium hexafluoride components of LEU delivered to us under the TENEX Supply Contract or make related payments or deliveries of natural uranium hexafluoride to TENEX;
•risks related to laws that ban (i) imports of Russian LEU into the United States, including the Import Ban Act, or (ii) transactions with Rosatom or its subsidiaries, which includes TENEX;
•risks related to our potential inability to secure additional waivers or other exceptions from the ban or sanction in a timely manner or at all in order to allow us to continue importing Russian LEU under the TENEX Supply Contract or otherwise doing business with TENEX or implementing the TENEX Supply Contract;
•risks related to TENEX’s refusal or inability to deliver LEU to us for any reason including, because (i) U.S. or foreign government sanctions or bans are imposed on LEU from Russia or on TENEX, (ii) TENEX is unable or unwilling to deliver LEU, receive payments, receive the return of natural uranium hexafluoride, or conduct other activities related to the TENEX Supply Contract, or (iii) TENEX elects, or is directed (including by its owner or the Russian government), to limit or stop transactions with us or with the United States or other countries; and
•risks related to disputes with third parties, including contractual counterparties, that could result if we cannot receive, or otherwise are unable to receive timely deliveries of LEU under the TENEX Supply Contract.

Risks related to economic and industry factors primarily include:
•risks related to our dependence on others, such as TENEX, under the TENEX Supply Contract, Orano, under the Orano Supply Agreement, and other suppliers (including, but not limited to, transporters) who provide, or deliver, us the goods and services we need to conduct our business and any resulting negative impact on our liquidity;
•risks related to our ability to sell or deliver the LEU we procure pursuant to our purchase obligations under our supply agreements and the impacts of sanctions or limitations on imports of such LEU, including those imposed under the RSA, international trade legislation and other international trade restrictions or the Import Ban Act;
•risks related to the increasing quantities of LEU being imported into the U.S. from China and the impact on our ability to make future LEU or SWU sales or ability to finance any buildout of our enrichment capacities;
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
•risks that our ability to compete in foreign markets may be limited for various reasons, including policies that favor indigenous suppliers over foreign suppliers of goods and services;
•risks related to the fact that our revenue is largely dependent on our largest customers; and
•risks related to our backlog, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, global events or other factors, including our lack of current production capability.

Risks related to operational factors primarily include:
•risks related to reliance on the only firm that has the necessary permits and capability to transport LEU from Russia to the United States and that firm’s ability to maintain those permits and capabilities or secure additional permits;

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
•risks related to a government shutdown or lack of funding that could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to make timely payments, and our ability to perform our U.S. government contracts and successfully compete for work;
•risks related to changes to the U.S. government’s appropriated funding levels for HALEU Operation Contract due to the upcoming November elections or other reasons; and
•risks related to attracting qualified employees necessary for the potential expansion of our operations.

Risks related to financial factors primarily include:
•risks related to our long-term liabilities, including material unfunded defined benefit pension plan obligations and postretirement health and life benefit obligations;
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
•risks related to (i) the use of our NOL carryforwards and NUBILs to offset future taxable income and the use of the Rights Agreement to prevent an “ownership change” as defined in Section 382 of the Internal Revenue Code and (ii) our ability to generate taxable income to utilize all or a portion of the NOLs prior to the expiration thereof and NUBILs; and
•risks related to failures or security breaches of our information technology systems.

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
•risks related to the impact of government regulation and policies or interpretation of laws or regulations, including by the DOE, DOC and the NRC;
•risks of accidents during the transportation, handling, or processing of toxic hazardous or radioactive material that may pose a health risk to humans or animals, cause property or environmental damage, or result in precautionary evacuations, and lead to claims against the Company;
•risks associated with claims and litigation arising from past activities at sites we currently operate or past activities at sites we no longer operate, including the Paducah GDP and Portsmouth GDP; and
•other risks discussed in this and our other filings with the SEC.

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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$227.0	$201.2
Accounts receivable	34.5	49.4
Inventories	195.3	306.4
Deferred costs associated with deferred revenue	94.8	117.6
Other current assets	40.9	10.8
Total current assets	592.5	685.4
Property, plant and equipment, net of accumulated depreciation of $4.7 million and $4.3 million as of June 30, 2024 and December 31, 2023, respectively	8.7	7.0
Deposits for financial assurance	2.6	32.4
Intangible assets, net	34.6	39.4
Deferred tax assets	22.2	28.5
Other long-term assets	7.6	3.5
Total assets	$668.2	$796.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$34.2	$41.9
Payables under inventory purchase agreements	37.7	41.9
Inventories owed to customers and suppliers	1.1	84.3
Deferred revenue and advances from customers	257.4	282.6
Short-term inventory loans	53.0	14.3
Current debt	6.1	6.1
Total current liabilities	389.5	471.1
Long-term debt	86.5	89.6
Postretirement health and life benefit obligations	77.2	81.2
Pension benefit liabilities	4.2	17.3
Advances from customers	—	32.8
Long-term inventory loans	26.2	63.1
Other long-term liabilities	8.0	8.8
Total liabilities	591.6	763.9
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 15,560,980 and 14,956,434 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1.6	1.5
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of June 30, 2024 and December 31, 2023	0.1	0.1
Excess of capital over par value	200.3	180.5
Accumulated deficit	(125.0)	(149.5)
Accumulated other comprehensive loss	(0.4)	(0.3)
Total stockholders’ equity	76.6	32.3
Total liabilities and stockholders’ equity	$668.2	$796.2

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Separative work units	$139.7	$48.1	$163.3	$106.9
Uranium	29.9	39.5	29.9	39.5
Technical solutions	19.4	10.8	39.5	18.9
Total revenue	189.0	98.4	232.7	165.3
Cost of Sales:
Separative work units and uranium	136.6	60.8	159.7	95.7
Technical solutions	15.9	9.6	32.2	18.6
Total cost of sales	152.5	70.4	191.9	114.3
Gross profit	36.5	28.0	40.8	51.0
Advanced technology costs	4.1	4.1	9.8	7.5
Selling, general and administrative	7.6	7.8	15.7	18.1
Amortization of intangible assets	3.7	1.7	4.8	2.8
Special charges for workforce reductions	—	—	—	(0.1)
Operating income	21.1	14.4	10.5	22.7
Nonoperating components of net periodic benefit loss (income)	(16.3)	0.4	(16.2)	0.7
Interest expense	0.3	0.2	0.7	0.5
Investment income	(2.4)	(2.2)	(5.2)	(4.1)
Other expense, net	—	—	0.1	—
Income before income taxes	39.5	16.0	31.1	25.6
Income tax expense	8.9	3.3	6.6	5.7
Net income and comprehensive income	$30.6	$12.7	$24.5	$19.9

Net income per share:
Basic	$1.89	$0.84	$1.53	$1.33
Diluted	$1.89	$0.83	$1.52	$1.30
Average number of common shares outstanding (in thousands):
Basic	16,185	15,161	16,045	15,002
Diluted	16,226	15,369	16,125	15,306

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2024	2023
OPERATING
Net income	$24.5	$19.9
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	5.2	3.2
Accrued loss on long-term contract	—	(11.3)
Deferred tax assets	6.3	5.3
Gain on remeasurement of retirement benefit plans	(16.6)	—
Equity related compensation	0.7	1.6
Revaluation of inventory borrowings	1.8	2.9
Other reconciling adjustments, net	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	14.9	29.2
Inventories	80.8	(54.8)
Inventories owed to customers and suppliers	(83.2)	12.0
Other current assets	—	15.2
Accounts payable and other liabilities	(7.6)	(2.1)
Payables under inventory purchase agreements	(4.2)	(9.8)
Deferred revenue and advances from customers, net of deferred costs	(5.0)	5.3
Pension and postretirement benefit liabilities	(5.2)	(1.2)
Other changes, net	(0.2)	(0.2)
Cash provided by operating activities	12.3	15.2

INVESTING
Capital expenditures	(2.4)	(0.7)
Cash used in investing activities	(2.4)	(0.7)

FINANCING
Proceeds from the issuance of common stock, net	19.0	23.2
Exercise of stock options	0.4	—
Common stock withheld for tax obligations under stock-based compensation plan	(0.3)	(1.9)
Payment of interest classified as debt	(3.1)	(3.1)
Other	—	(0.1)
Cash provided by financing activities	16.0	18.1

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—

Increase in cash, cash equivalents and restricted cash	25.8	32.6
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	233.8	212.4
Cash, cash equivalents and restricted cash, end of period (Note 3)	$259.6	$245.0

Supplemental cash flow disclosures:
Cash paid for income taxes	$0.6	$—

Non-cash activities:
Adjustment of right to use lease assets from lease modification	$—	$4.2
Property, plant and equipment included in accounts payable and accrued liabilities	$0.5	$—
Equity issuance costs included in accounts payable and accrued liabilities	$0.1	$0.1
Common stock withheld for tax obligations under stock-based compensation plan	$0.1	$1.1

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2022	$—	$1.4	$0.1	$158.1	$(233.9)	$0.2	$(74.1)
Net income for the three months ended March 31, 2023	—	—	—	—	7.2	—	7.2
Issuance of common stock	—	0.1	—	23.1	—	—	23.2
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.9)	—	—	(1.9)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	1.2	—	—	1.2
Balance at March 31, 2023	$—	$1.5	$0.1	$180.5	$(226.7)	$0.1	$(44.5)

Net income for the three months ended June 30, 2023	—	—	—	—	12.7	—	12.7
Stock-based compensation shares withheld for employee taxes	—	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	—	—	0.4	—	—	0.4
Balance at June 30, 2023	$—	$1.5	$0.1	$179.8	$(214.0)	$0.1	$(32.5)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2023	$—	$1.5	$0.1	$180.5	$(149.5)	$(0.3)	$32.3
Net loss for the three months ended March 31, 2024	—	—	—	—	(6.1)	—	(6.1)
Issuance of common stock	—	—	—	7.5	—	—	7.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.2	—	—	0.2
Balance at March 31, 2024	$—	$1.5	$0.1	$188.2	$(155.6)	$(0.4)	$33.8

Net income for the three months ended June 30, 2024	—	—	—	—	30.6	—	30.6
Issuance of common stock	—	0.1	—	12.0	—	—	12.1
Stock-based compensation shares withheld for employee taxes	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at June 30, 2024	$—	$1.6	$0.1	$200.3	$(125.0)	$(0.4)	$76.6

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of June 30, 2024, and for the three and six months ended June 30, 2024, and 2023, have been prepared pursuant to the rules and regulations of the SEC. The unaudited Consolidated Balance Sheet as of December 31, 2023, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and six months ended June 30, 2024 and 2023, are insignificant.

Operating results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes, to improve the transparency of income tax disclosures, primarily through requiring consistent categories and greater disaggregation in the rate reconciliation and requiring disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. Based on the Company’s review, it does not expect the pronouncement to have any material impact on its Notes to the Consolidated Financial Statements.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$62.5	$72.8	$86.1	$131.5
Foreign	107.1	14.8	107.1	14.9
Revenue - SWU and uranium	$169.6	$87.6	$193.2	$146.4

Refer to Note 12, Segment Information, for disaggregation of revenue by segment. Revenue for the LEU segment is derived from the sales of the SWU component of LEU, from sales of both the SWU and uranium components, and from sales of UF6 and U3O8, to electric utility customers and other nuclear fuel related companies. Technical Solutions’ revenue is derived from services provided to the U.S. government and its contractors. SWU and uranium revenue is recognized when the customer obtains control of the SWU or uranium components and Technical Solutions’ revenue is generally recognized over time based on direct costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

Accounts Receivable

	June 30, 2024	December 31, 2023
	(in millions)
Accounts receivable:
Billed	$25.8	$40.2
Unbilled *	8.7	9.2
Accounts receivable	$34.5	$49.4

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	June 30, 2024	December 31, 2023	Year-To-Date Change
Deferred revenue - current	$224.6	$252.4	$(27.8)
Advances from customers - current	$32.8	$30.2	$2.6
Advances from customers - noncurrent	$—	$32.8	$(32.8)

Previously deferred sales and advances from customers recognized in revenue totaled $64.7 million and $14.8 million in the six months ended June 30, 2024 and 2023, respectively.

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

Under the 2019 HALEU Demonstration Contract, the Company was engaged to construct a cascade of centrifuges to demonstrate production of HALEU for advanced reactors. The DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. The Company recorded revenue up to the funded amount of $173.0 million and received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through June 30, 2024. Closeout activities on the HALEU Demonstration Contract are ongoing.

The DOE elected to move the operational portion of the HALEU Demonstration Contract to a subsequent, competitively awarded contract and, on November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company, and work began on December 1, 2022. The base contract value is approximately $150 million with two phases through 2024. Phase 1 included an approximately $30 million cost-share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

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

Under the HALEU Operation Contract, DOE is obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges have created difficulties for DOE in securing enough 5B Cylinders for the entire production year. Using the 5B Cylinders currently made available by the DOE, Centrus has now achieved cumulative deliveries to the DOE of approximately 179 kilograms of HALEU UF6. Centrus’ delivery of the 900 kilograms of HALEU UF6, which it no longer can achieve by November 2024, was conditioned on the DOE’s ability to provide the 5B Cylinders on a timeline that allows for continuous production throughout Phase 2 of the contract. During time periods when 5B Cylinders are insufficient, the Company is able to continue operation of the cascade, but is not able to produce HALEU. The 9% target fee for Phase 2 of the contract was estimated to be $7.5 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million.

To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components. The contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. In accordance with the HALEU Operation Contract, the Company has submitted several change order requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE’s technical direction or contract modifications. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope, not subject to cost-share reimbursement, for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million. The DOE is currently obligated for costs up to approximately $5.8 million for the additional scope under the HALEU Operation Contract.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. When estimates of program costs to be incurred for an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. The Company recorded an accrued loss of $21.3 million related to anticipated cost-share reimbursement under the HALEU Operation Contract in Cost of Sales in December 2022. The accrued loss on the contract was adjusted over the contract term based on actual results and remaining program cost projections through December 31, 2023. The impact to Cost of Sales in the three and six months ended June 30, 2023 was $5.8 million and $11.3 million, respectively, for previously accrued contract losses attributable to work performed in those periods. The HALEU Operation Contract is funded incrementally, and the DOE currently is obligated for costs up to approximately $89.1 million of the $125.9 million estimated transaction price for Phase 1, Phase 2, and additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $76.4 million through June 30, 2024.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

Remaining Performance Obligations

The Company’s remaining performance obligations represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were $0.9 billion and $1.0 billion as of June 30, 2024, and December 31, 2023, respectively, and extend to 2030.

The remaining performance obligations in the LEU segment primarily related to medium and long-term contracts with fixed commitments, were approximately $0.8 billion and $1.0 billion for June 30, 2024, and December 31, 2023, respectively, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and includes approximately $257 million and $315 million of Deferred Revenue and Advances from Customers at June 30, 2024, and December 31, 2023, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $38.9 million and $77.0 million, as of June 30, 2024, and December 31, 2023, respectively, and extend to 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$227.0	$201.2
Deposits for financial assurance - current (a)	30.0	0.2
Deposits for financial assurance - noncurrent	2.6	32.4
Total cash, cash equivalents and restricted cash	$259.6	$233.8

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $0.4 million and $6.8 million denominated in euros as of June 30, 2024 and December 31, 2023, respectively, and recorded $0 and $0.1 million in transaction losses in the three and six months ended June 30, 2024, respectively and $0 in both the three and six months ended June 30, 2023.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	June 30, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$29.8	$—	$—	$29.8
Workers Compensation	—	2.5	—	2.5
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$30.0	$2.6	$0.2	$32.4

In March, May, and October 2022, the Company entered into three inventory loans that each required a cash deposit into an escrow fund, see Note 4, Inventories. The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by the Company. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance.

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

	June 30, 2024			December 31, 2023
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$6.0	$0.6	$5.4	$21.9	$—	$21.9
Uranium	189.3	0.5	188.8	284.5	84.3	200.2
Total	$195.3	$1.1	$194.2	$306.4	$84.3	$222.1

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or net realizable value.

The Company may borrow SWU or uranium from customers or suppliers, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using a projected and forecasted purchase price over the borrowing period. In March 2023, the Company borrowed UF6 which was recorded to inventory at a value of $22.5 million, based on the estimated fair market value of the inventory on the date of borrowing.

The Company performs quarterly revaluations of Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $1.5 million and $1.8 million, for the three and six months ended June 30, 2024, respectively, and $0.8 million and $2.9 million for the three and six months ended June 30, 2023, respectively.

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

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$44.1	$10.5	$54.6	$41.6	$13.0
Customer relationships	68.9	44.8	24.1	68.9	42.5	26.4
Total	$123.5	$88.9	$34.6	$123.5	$84.1	$39.4

6. DEBT

A summary of debt is as follows (in millions):

		June 30, 2024		December 31, 2023
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	12.2	6.1	15.3
Total		$6.1	$86.5	$6.1	$89.6

Interest on the Company’s 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of June 30, 2024, and December 31, 2023, $6.1 million of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$227.0	$—	$—	$227.0	$201.2	$—	$—	$201.2
Deferred compensation asset (a)	4.1	—	—	4.1	3.3	—	—	3.3

Liabilities:
Deferred compensation obligation (a)	$4.1	$—	$—	$4.1	$3.3	$—	$—	$3.3

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

Other Financial Instruments

As of June 30, 2024, and December 31, 2023, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	June 30, 2024			December 31, 2023
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$92.6	(b)	$74.0	$95.7	(b)	$71.7
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

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service costs	$0.5	$0.8	$1.0	$1.5
Interest costs	3.8	6.9	7.6	13.9
Amortization of prior service costs (credits), net	—	—	(0.1)	(0.1)
Remeasurement gain	(16.6)	—	(16.6)	—
Expected return on plan assets (gains)	(4.7)	(7.8)	(9.3)	(15.5)
Net periodic benefit costs (credits)	$(17.0)	$(0.1)	$(17.4)	$(0.2)

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest costs	$1.1	$1.3	$2.2	$2.5
Net periodic benefit costs	$1.1	$1.3	$2.2	$2.5

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Loss (Income).

During the second quarter of 2024, the Company determined that it was probable that lump sum payouts for 2024 would be greater than the annual service and interest cost components of the annual net periodic benefit cost for two of its defined benefit pension plans. In addition, on May 28, 2024, the Company entered into an agreement with an insurer (“Insurer”) for two of its defined benefit plans to purchase a group annuity contract and transferred approximately $234 million of its pension plan obligations to the Insurer. The purchase of the group annuity contract was funded directly by assets of the pension plan of approximately $224 million. The purchase resulted in a transfer of benefit administrative responsibilities for more than 1,000 beneficiaries effective September 1, 2024.

These events triggered a remeasurement that resulted in a decrease in the benefit obligation and a corresponding net actuarial gain of $16.6 million for both the three and six months ended June 30, 2024. There were no pension plan remeasurements in the three and six months ended June 30, 2023. The related income was included in Nonoperating Components of Net Periodic Benefit Loss (Income) in the Consolidated Statements of Operations.

9. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards, including restricted stock, stock options, stock appreciation rights and notional stock units, and the Warrant. No dilutive effect is recognized in a period in which a net loss has occurred.
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator (in millions):
Net income	$30.6	$12.7	$24.5	$19.9

Denominator (in thousands):
Average common shares outstanding - basic	16,185	15,161	16,045	15,002
Potentially dilutive shares related to stock compensation awards and warrant	41	208	80	304
Average common shares outstanding - diluted	16,226	15,369	16,125	15,306

Net income per share (in dollars):
Basic	$1.89	$0.84	$1.53	$1.33
Diluted	$1.89	$0.83	$1.52	$1.30

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	3	5	3	2

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

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 275,202 and 451,830 shares of its Class A Common Stock at the market price in the three and six months ended June 30, 2024, respectively, for a total of $12.5 million and $19.9 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $12.2 million and $19.3 million in the three and six months ended June 30, 2024, respectively. Additionally, the Company recorded direct costs of less than $0.1 million in both the three and six months ended June 30, 2024, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024.

Pursuant to a separate sales agreement with its Agents, the Company sold, through its ATM offering at the market price, an aggregate of 0 and 722,568 shares of its Class A Common Stock in the three and six months ended June 30, 2023, respectively, for a total of $0 and $24.4 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $0 and $23.4 million in the three and six months ended June 30, 2023, respectively. Additionally, the Company recorded direct costs of $0 and $0.2 million in the three and six months ended June 30, 2023, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively.

Unless otherwise specified in any prospectus supplement, the Company has used and/or intends to use the net proceeds from the sale of its securities offered under these prospectuses for working capital and general corporate purposes including, but not limited to, capital expenditures, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, the Company may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

Rights Agreement

On May 28, 2024, the Company entered into a Sixth Amendment to the Section 382 Rights Agreement (the “Rights Agreement”), which amends the Rights Agreement, dated as of April 6, 2016, by and among the Company, and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as previously amended by (i) the First Amendment to the Rights Agreement dated as of February 14, 2017, (ii) the Second Amendment to the Rights Agreement dated as of April 3, 2019, (iii) the Third Amendment to the Rights Agreement dated as of April 13, 2020, (iv) the Fourth Amendment to the Rights Agreement dated as of June 16, 2021, and (v) the Fifth Amendment to the Rights Agreement dated as of June 20, 2023.

The Fifth Amendment to the Rights Agreement (i) increased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $18.00 to $160.38; and (ii) extended the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2023 to June 30, 2026.

The Fifth Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Fifth Amendment was adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s NOL carry-forwards for United States federal income tax purposes and other tax benefits.

The Sixth Amendment was approved by the Board on May 28, 2024, and makes clarifying changes relating to the definition of “Beneficial Owner”, “beneficially owned” and “Beneficial Ownership” contained in the Rights Agreement. Please see Exhibit 4.1 in Item 6, Exhibits, for further details.

Awards under Executive Incentive Plan

Under the Company’s 2019 Equity Incentive Plan, participating employees are eligible to receive grants of equity awards such as notional stock units and SARs. In April 2020, under the 2019 Equity Incentive Plan, notional stock units and SARs were granted to participating executives with a vesting period ending in April 2023.

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

The plan payouts for the 2020-2022 performance period were settled in Class A Common Stock in March and April 2023. In the first quarter of 2023, the Company withheld $1.9 million of shares that vested during the period to fund the tax withholding obligations under the terms of the stock-based compensation plan.

The Class A Common Stock issued for the 2021-2023 performance period were issued in March 2024. The Company withheld $0.1 million of shares to fund the tax withholding obligations under the terms of the stock-based compensation plan.

11. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

The Russian government-owned entity TENEX is a major supplier of SWU to the Company. Under the 2011 TENEX Supply Contract, the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium hexafluoride to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX is subject to quotas and other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to perform under the TENEX Supply Contract is vulnerable to (i) sanctions or restrictions that have been or might be imposed by Russia, the United States, or other countries as a result of the war in Ukraine, or otherwise, (ii) customers and other parties who may object to receiving or handling Russian LEU or SWU, or (iii) suppliers and service providers seeking to limit their involvement with business related to Russia.

The TENEX Supply Contract originally was signed with commitments through 2022, but was modified in 2015 to give the Company the right to reschedule certain original commitments of SWU quantities into the period 2023 and beyond, in return for the purchase of additional SWU quantities in those years. The Company has exercised this right to reschedule SWU quantities in each year through December 31, 2023. As a result of exercising this right, the Company has purchase commitments that could extend to 2028.

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

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor, USEC Inc., and DOE signed the 2002 DOE-USEC Agreement dated June 17, 2002, pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. This agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology. The agreement provides further that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the American Centrifuge Plant milestones under the agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. In 2014, the 2002 DOE-USEC Agreement and other agreements between the Company and DOE were assumed by Centrus subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

Legal Matters

From time to time, the Company is involved in various pending legal proceedings, including the pending legal proceedings described below.

In 1993, USEC-Government entered into a lease for the Paducah and Portsmouth GDPs with the DOE. As part of that lease, DOE and USEC-Government also entered into a memorandum of understanding (“Power MOU”) regarding power purchase agreements between DOE and the providers of power to the GDPs. Under the Power MOU, DOE and USEC-Government agreed upon the allocation of rights and liabilities under the power purchase agreements. In 1998, USEC-Government was privatized and became Enrichment Corp., now a principal subsidiary of the Company. Pursuant to legislation authorizing the privatization, the lease for the GDPs, which included the Power MOU as an Appendix, was transferred to Enrichment Corp., and Enrichment Corp. was given the right to purchase power from DOE. The Paducah GDP was shut down in 2013 and deleased by Enrichment Corp. in 2014. On August 4, 2021, DOE informally informed Enrichment Corp. that the Joppa Power Plant, which had supplied power to the Paducah GDP, was planned to undergo D&D. According to DOE, the power purchase agreement with Electric Energy Inc. requires DOE to pay for a portion of the D&D costs of the Joppa Power Plant, and DOE has asserted that a portion of DOE’s liability is the responsibility of Enrichment Corp. under the Power MOU in the amount of approximately $9.6 million. The Company is assessing DOE’s assertions including whether all or a portion of any such potential liability had been previously settled. The Company has not formed an opinion on the merits of DOE’s claim nor is it able to estimate its potential liability, if any, for such claim and no expense or liability has been accrued.

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP (including, in the case of the Company, the American Centrifuge Plant site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site; and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019, and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint to include Price-Anderson Act and eight other state law claims. On May 24, 2021, the Company, Enrichment Corp., and the other defendants filed their motion to dismiss the complaint. On March 31, 2022, the court granted the Company’s motion in part by dismissing claims brought on behalf of the minor children but allowed the other claims to proceed. As such, the discovery stage of litigation is continuing. On April 28, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the fourth amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On June 8, 2022, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Brad Allen Lykins, as administrator of the estate of Braden Aaron Lee Lykins in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Lykins Complaint”). In March 2021, Brayden Lykins, who was thirteen years old, passed away from leukemia. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Lykins’ death and seeks monetary damages. On August 30, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the Lykins Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On March 8, 2023, the Company, Enrichment Corp., and six other DOE contractors that operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Christian Rose in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Rose Complaint”). Christian Rose was diagnosed with cancer in June 2022. Although Mr. Rose is an adult, he attended the Zahn’s Corner Middle School, which was closed a few years ago due to contamination and is in the vicinity of the plant. The Rose Complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing death – even though the plaintiff is still alive – and seeks monetary damages in the nature of past and future medical expenses, pain and suffering and punitive damages, among others. On May 15, 2023, the Company, Enrichment Corp. and the other defendants filed their answers to the Rose Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On November 27, 2023, the Company, Enrichment Corp. and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Joshua Shaw in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Shaw Complaint”). Joshua Shaw was diagnosed with Acute Myeloid Leukemia (“AML”) in August 2008 and after going through chemotherapy continues to experience aftereffects of AML, including anxiety and fatigue. The Shaw Complaint alleges that the defendants released radiation into the environment exposing Mr. Shaw to radiation in violation of the Price-Anderson Act and causing Mr. Shaw’s AML and other injuries. Mr. Shaw seeks monetary damages in the nature of past and future medical expenses for treatment and care, pain and suffering and punitive damages, among others. On February 26, 2024, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the Shaw Complaint, which was thereafter amended on March 14, 2024. On March 28, 2024, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the amended Shaw Complaint, and, on May 31, 2024 filed their reply to support their motion to dismiss the amended Shaw Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
LEU segment:
Separative work units	$139.7	$48.1	$163.3	$106.9
Uranium	29.9	39.5	29.9	39.5
Total	169.6	87.6	193.2	146.4
Technical Solutions segment	19.4	10.8	39.5	18.9
Total revenue	$189.0	$98.4	$232.7	$165.3

Segment Gross Profit
LEU segment	$33.0	$26.8	$33.5	$50.7
Technical Solutions segment	3.5	1.2	7.3	0.3
Gross profit	$36.5	$28.0	$40.8	$51.0

Revenue from Major Customers (10% or More of Total Revenue)

In both the three and six months ended June 30, 2024, four customers in the LEU segment individually represented $42.3 million, $35.4 million, $34.5 million, and $30.2 million of revenue. One customer in the Technical Solutions segment individually represented $18.9 million and $38.7 million of revenue in the three and six months ended June 30, 2024, respectively.

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

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a period of price increases, which reached $155 per SWU by December 31, 2023. As of June 30, 2024, spot prices were $176 per SWU. This represents an increase of 14% since the beginning of the year and 418% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of the war in Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy.

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

Changes in the supply-demand balance and in the competitive landscape arising from the war in Ukraine may affect pricing trends, change customer spending patterns, and create additional uncertainty in the uranium market. At the same time, uncertainty remains about future demand for nuclear power generation. To address such changes and uncertainty, we continue to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

Our Technical Solutions segment is committed to the restoration of America’s domestic uranium enrichment production capability in order to play a critical role in meeting U.S. national security and energy security requirements and advancing America’s nonproliferation, energy, and climate objectives. Our Technical Solutions segment is also focused on repairing broken and vulnerable supply chains, providing clean energy jobs, and supporting the communities in which we operate. Our goal is to deliver major components of the next-generation nuclear fuels that will provide reliable carbon-free power around the world.

Under the 2019 HALEU Demonstration Contract, Centrus was engaged by the DOE to construct a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. Closeout activities on the HALEU Demonstration Contract are ongoing. The DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the contract to a new, competitively-awarded contract that would provide for operations beyond the term of the existing HALEU Demonstration Contract.

On November 10, 2022, the DOE notified Centrus that the Company had been awarded the HALEU Operation Contract and work began on December 1, 2022. The base contract value is approximately $150 million with two phases through 2024. Phase 1 included an approximately $30 million cost-share contribution from Centrus matched by approximately $30 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process. During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract.

Phase 2 of the HALEU Operation Contract includes production of 900 kilograms of HALEU UF6 per year as well as continued operations and maintenance. The DOE owns the HALEU produced from the demonstration cascade, and Centrus is being compensated on a cost-plus-incentive-fee basis, with an expected Phase 2 contract value of approximately $90 million, subject to Congressional appropriations. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but ongoing supply chain challenges have created difficulties for the DOE in timely securing enough 5B Cylinders for the entire production year. To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components. The contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. During periods where quantities of 5B Cylinders are insufficient, the Company will not be able to produce HALEU but will be able to continue operations of the cascade and perform preventive maintenance and regulatory compliance-type activities. Centrus anticipates that the delays in obtaining sufficient 5B Cylinders will be temporary but no longer expects to achieve delivery of the 900 kilograms of HALEU UF6 anticipated for Phase 2 of the contract, which extends to November 2024. Although inadequate for meeting the full delivery quantity target, the DOE has been successful in locating a small number of 5B Cylinders. Using the 5B Cylinders currently made available by the DOE, Centrus has now achieved cumulative deliveries to the DOE of approximately 179 kilograms of HALEU UF6. We anticipate additional 5B Cylinders will be available during the third quarter, which will allow the Company to continue producing HALEU. The target fee for Phase 2 of the contract was estimated to be $7.5 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million. In accordance with the HALEU Operation Contract, the Company has submitted several change requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE’s technical direction or contract modifications.

The DOE continues to pursue the availability of HALEU for the ARDP and for the advanced reactor market in general. The DOE issued RFPs for deconversion of HALEU into different forms needed to fabricate fuels used by various advanced reactor developers and the production of HALEU on November 28, 2023 and January 9, 2024, respectively. On June 27, 2024, the DOE issued an RFP focusing on the domestic production of LEU to ensure the availability of enriched uranium in a quantity that would be sufficient to address a supply disruption and gaps in domestic production and enrichment. The Company has submitted proposals in response to each of the November 28, 2023 and January 9, 2024 RFPs, and expects to submit a proposal in response to the June 27, 2024 RFP with the goal of expanding production capability at the Piketon facility, subject to availability of funding and/or off-take commitments. We understand that the DOE plans to award multiple indefinite delivery-indefinite quantity contracts to one or more successful bidders, after which one or more awardees would compete for individual task orders. The total to be awarded under the RFPs is $3.4 billion with a minimum of $2.0 million for each award, subject to further appropriations. Although we believe that we are well positioned, there is no assurance that we will be awarded a contract under any of the RFPs and, if awarded, the nature, timing and amount of the task orders that may be issued under an award is uncertain.

The war in Ukraine (along with the recently enacted Import Ban Act, which had been contemplated by the Congress for more than a year) has contributed to a significant increase in market prices for enrichment and prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production, but also for LEU production to support the existing fleet of reactors. As a result, coupled with competing for an award under the January 9, 2024 RFP, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding (through outstanding DOE RFPs and other sources) and off-take commitments.

The Energy Act of 2020, which was signed into law in December 2020, requires the DOE to establish a program to support the availability of HALEU for civilian domestic research, development, demonstration, and commercial use. The Energy Act also reauthorized DOE nuclear energy research, development, demonstration, and commercial application activities, including advanced fuel, research and development for advanced reactors, used fuel technologies, and integration of nuclear energy systems for both existing plants and advanced nuclear concepts. It also authorized the funding of an ARDP which was launched by the DOE in May 2020. There are a number of advanced reactors under development that would use HALEU. Nine of the ten advanced reactor designs selected by the DOE for its ARDP will require HALEU. Various agencies of the U.S. government, including the U.S. Department of Defense, the Defense Advanced Research Projects Agency, and the DOE are building small modular reactors and microreactors, which demonstrates the focus on both the development of microreactors and HALEU. We believe our investments in advanced enrichment technology and our progress in demonstrating HALEU production will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels and also offers potential cost synergies for a return to LEU production. Further, the Company is taking steps to pursue, including through the exploration of strategic partnerships, technologies that are complementary to HALEU production and critical to the HALEU ecosystem, including deconversion and fuel fabrication.

While the monthly price indicators have increased for several years, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. However, without Russian supply, the global market would be undersupplied for uranium enrichment. Recent data from the International Trade Commission shows a significant increase of the importation of enriched uranium into the U.S. from China in 2023 and 2024. If this trend continues, it will likely have significant changes in the competitive landscape that will affect pricing trends and customer spending patterns and create uncertainty and likely have a negative impact on our business. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

Market Conditions and Outlook

The global nuclear industry outlook has improved after many years of decline or stagnation. The development of advanced small and large-scale reactors, the innovation of advanced fuel types, and the commitment of nations to begin deploying nuclear power or to increase the share of nuclear power in their nations has created optimism in the market. Part of the momentum has resulted from efforts to lower greenhouse gas emissions to combat climate change and improve health and safety.

According to the WNA, as of June 2024, there were 60 reactors under construction worldwide, approximately one-half of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years, although natural gas prices in the U.S. electricity sector tripled between 2020 and 2022 according to data from the U.S. Energy Information Administration (“EIA”). Nine U.S. reactors have prematurely shut down in the past ten years, and others could shut down in the next few years. At the same time, construction was completed and commercial operations began in the second quarter of 2024 on one large reactor and one formerly shutdown reactor has plans to restart. The DOE recently released a report outlining a pathway to deployment of approximately 200 gigawatts of additional capacity by 2050, which would triple the nuclear energy capacity in the United States.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2023 World Energy Outlook, nuclear generation is forecasted to grow by 25% by 2030 and 45% by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow by 47% by 2030 and more than double by 2040.

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. In Japan, 12 reactors have restarted and an additional 13 reactors are in the process of restart approval. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

In October 2020, the DOC reached an agreement with the Russian Federation on an extension of the RSA, a trade agreement that allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to perform under our TENEX Supply Contract. This outcome allowed for sufficient quota for Centrus to continue serving its utility customers and support its investments in building new capacity. Use of this quota is subject to compliance with limitations under the RSA. These limitations include a requirement that we return natural uranium to TENEX for the LEU we receive under the TENEX Supply Contract at approximately the same time that we deliver the LEU to our customers. Our ability to meet this requirement depends on the capacity or willingness of the facilities, where natural uranium is supplied to us by customers, to allow us to deliver this natural uranium to TENEX. We were notified by one facility that it will no longer receive natural uranium for TENEX. As a result, we will need to rely to a greater extent on deliveries at other processors or explore other options in order to comply with the RSA’s natural uranium delivery requirement.

On July 13, 2023, the Company and TerraPower, LLC (“TerraPower”) entered into a memorandum of understanding (“MOU”) to expand their collaboration aimed at establishing commercial-scale, domestic production capabilities for HALEU to fuel the Natrium TM reactor that TerraPower is building in Wyoming. Under this MOU, the Company and TerraPower will collaborate to ensure the Natrium demonstration reactor will have sufficient HALEU at the milestones necessary to meet the project's 2030 operation date. Subject to a definitive agreement to be negotiated, Centrus will work toward scaling up production capacity with additional centrifuge cascades to meet TerraPower's fuel requirements.

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

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, including through the U.S.’s enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations, and/or individuals. Such additional restrictions could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the current validity of the permit for continued shipments of LEU imports. In addition, on June 24, 2024, members of the EU agreed to issue a 14th sanctions package, primarily targeting the export of Russian liquid natural gas and other services. The sanctions package includes restrictions on the transportation of empty containers to Russia. Since we supply empty cylinders under the TENEX Supply Contract that are filled and returned to us, this new sanctions package may impact the transportation of LEU from Russia to the extent such export activity has a nexus to a EU member state (e.g., through a ship’s flag, nationalities of crew members, etc.). This new sanctions package does not impact our near term deliveries. We are working with our shipper to determine the extent of the impact of the new sanctions on the transportation of LEU from Russia which may ultimately require our shipper to obtain special authorizations for the shipment of empty containers to Russia if a nexus with a EU member state exists.

In response to the war in Ukraine, there were proposals to ban imports of uranium products that could cut off or reduce our ability to import LEU in one or more years under the TENEX Supply Contract. In fact, on May 13, 2024, the Import Ban Act was enacted. This new law bans imports of LEU from Russia into the U.S. beginning ninety (90) days after the date of enactment, subject to issuance of waivers by the DOE. In accordance with the instructions published by the DOE on May 24, 2024, the Company filed its first waiver request application on May 27, 2024, to permit the importation of LEU already committed for delivery to its U.S. customers in 2024 through 2027. On July 18, 2024, the DOE issued the Company a waiver allowing it to import LEU from Russia for deliveries already committed by the Company to its U.S. customers in years 2024 and 2025. For the years 2026 and 2027, the DOE deferred its decision to an unspecified date closer in time to the deliveries. On June 7, 2024, the Company filed a second waiver request application to allow for importation of LEU from Russia for processing and reexport to the Company's foreign customers and is awaiting DOE's determination. The Company plans to file a third waiver request application to allow for importation of LEU from Russia in 2026 and 2027 for use in the U.S. that have yet to be committed to our customers. The U.S. ban on imports of Russian LEU, without the grant of additional timely waivers, would have a negative material impact on our business. Through 2027, well over one-half of the LEU that we expect to deliver to customers was sourced under the TENEX Supply Contract. While we have other sources of supply, they are not sufficient to replace the TENEX supply. It is uncertain whether any waiver would be granted in response to our pending or any potential future applications and, if granted, whether any waiver would be granted in a timely manner.

In addition, there is draft legislation in the U.S. Congress designed to impose sanctions on Rosatom which would prohibit (again, subject to government-issued waivers) transactions with TENEX, a subsidiary of Rosatom. Since the enactment of the Import Ban Act, TENEX has continued to implement the TENEX Supply Contract while we pursue waivers from the DOE. However, we do not know what future actions TENEX might take in response to the new law. If TENEX refuses to make future deliveries or otherwise suspends deliveries for an extended period under the TENEX Supply Contract, our delivery obligations to our customers would be negatively impacted, including a material adverse effect on the Company.

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation and other services, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

Given all the foregoing, we continue to monitor the situation closely in order to address the potential impact of any new sanctions or restrictions on the Company and possible mitigation thereof.

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
•Recently enacted sanctions and the potential for additional sanctions and other measures that restrict with whom we may transact or affect the importation, sales or purchases of SWU or uranium or goods or services required for the sale, purchase, transportation or delivery of such SWU or uranium;
•Our ability to obtain additional waivers to allow us to import LEU from Russia so that we may continue supplying LEU to our customers, given the enactment of the Import Ban Act in May 2024;
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
•The U.S. government’s ability to satisfy its obligations, including supplying government furnished equipment under its agreements with the Company or processing security clearances due to a shutdown or other reasons; and
•Market, international trade, and other conditions impacting Centrus’ customers and the industry.
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2023.

Backlog

The Company’s backlog is $2.7 billion and $2.0 billion as of June 30, 2024 and December 31, 2023, respectively, and extends to 2040. Backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of June 30, 2024 and December 31, 2023, our backlog is approximately $1.7 billion and $1.0 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments, and includes approximately $0.3 billion of deferred revenue and advances from customers as of June 30, 2024, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2033. As of both June 30, 2024 and December 31, 2023, our backlog is approximately $1.0 billion. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options. If any of our contracts were to be terminated, our remaining backlog would be reduced by the expected value of the cancelled contracts.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 90% and 83% of our total revenue for the three and six months ended June 30, 2024, respectively. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 41% of revenue from our LEU segment since 2022. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the six months ended June 30, 2024 averaged approximately $7.7 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results period over period.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of revenue recognition and related costs. Refer to Note 2, Revenue and Contracts with Customers, of the Consolidated Financial Statements for further details.

Our financial performance over time can be affected significantly by changes in prices for SWU and natural uranium hexafluoride. Market prices for SWU and uranium significantly declined from 2011 until mid-2018, when they began to trend upward. More recently, market uncertainty in the wake of the war in Ukraine has driven SWU and natural uranium hexafluoride prices sharply higher. Since our backlog includes contracts awarded to us in previous years, the average SWU price billed to customers typically lags published price indicators by several years. While some sales reflect the low prices prevalent in recent years, certain older contracts included in our backlog have prices that are above current market prices.

The newly enacted Import Ban Act, which bans the importation of LEU from Russia, may severely limit importation through 2027 and will cut off supply of LEU from Russia after 2027. This has drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 44% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may partially mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment, but this capacity will take a number of years and significant funding from private and/or government sources to come online. Centrus is seeking public and private funding to deploy new production capacity at its Piketon, Ohio, plant to help meet the need for new, domestic supplies of enriched uranium.

The following chart summarizes SWU long-term price and SWU and UF6 spot price indicators, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
350
300
250
200
150
100
50
0
Dec-18
Jun-19
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage in obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Under a customer contract that commenced deliveries in 2023, payments are denominated in euros, and subject to exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, that commenced in 2023, with prices payable in a combination of U.S. dollars and euros but with a contract-defined exchange rate.

On occasion, we accept payment for SWU in the form of natural uranium hexafluoride. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the natural uranium hexafluoride at contract inception, or as the quantity of natural uranium hexafluoride is finalized, if variable.

Cost of sales for SWU and uranium is based on the amount of SWU and uranium hexafluoride sold and delivered during the period and unit inventory costs, which are determined using the average cost method. Changes in purchase costs have an effect on inventory costs and cost of sales. Cost of sales includes costs for inventory management at off-site licensed locations, as well as, certain legacy costs related to former employees of the Portsmouth GDP and Paducah GDP.

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

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$139.7	$48.1	$91.6	190%
Uranium revenue	29.9	39.5	(9.6)	(24)%
Total	169.6	87.6	82.0	94%
Cost of sales	136.6	60.8	75.8	125%
Gross profit	$33.0	$26.8	$6.2	23%

Technical Solutions segment
Revenue	$19.4	$10.8	$8.6	80%
Cost of sales	15.9	9.6	6.3	66%
Gross profit	$3.5	$1.2	$2.3	192%

Total
Revenue	$189.0	$98.4	$90.6	92%
Cost of sales	152.5	70.4	82.1	117%
Gross profit	$36.5	$28.0	$8.5	30%

Revenue

Revenue from the LEU segment was $169.6 million and $87.6 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $82.0 million (or 94%). SWU revenue increased by $91.6 million as a result of a 147% increase in the volume of SWU sold and an 18% increase in the average price of SWU sold. Uranium revenue decreased by $9.6 million as a result of a 40% decrease in the volume of uranium sold, partially offset by a 26% increase in the average price of uranium sold.

Revenue from the Technical Solutions segment was $19.4 million and $10.8 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $8.6 million (or 80%). Revenue generated by the HALEU Operation Contract increased by $8.4 million due to the transition from Phase 1 to Phase 2 in late 2023. The remaining increase was attributable to other contracts.

Cost of Sales

Cost of sales for the LEU segment was $136.6 million and $60.8 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $75.8 million (or 125%). SWU costs increased as a result of a 70% increase in the average unit cost of SWU sold and a 147% increase in the volume of SWU sold. Uranium costs decreased as a result of a 40% decrease in the volume of uranium sold, partially offset by a 27% increase in the average unit cost of uranium sold. Cost of sales for the three months ended June 30, 2024 and 2023, respectively, included $1.5 million and $0.8 million for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $15.9 million and $9.6 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $6.3 million (or 66%). Costs incurred for the HALEU Operation Contract increased by $6.3 million due to the transition from Phase 1 to Phase 2 in late 2023. For details on HALEU Operation Contract accounting, refer to Technical Solutions Segment above.

Gross Profit

Gross profit for the LEU segment was $33.0 million and $26.8 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $6.2 million (or 23%). The increase for the three months ended June 30, 2024 was due primarily to the specific contract and pricing mix of SWU contracts and the timing of their deliveries quarter over quarter. This was reflected by an increase in the volume of SWU sold, partially offset by a decrease in the average profit margin per SWU.

Gross profit for the Technical Solutions segment was $3.5 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $2.3 million (or 192%). The increase was primarily attributable to the transition from Phase 1 to Phase 2 of the HALEU Operation Contract in late 2023.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$163.3	$106.9	$56.4	53%
Uranium revenue	29.9	39.5	(9.6)	(24)%
Total	193.2	146.4	46.8	32%
Cost of sales	159.7	95.7	64.0	67%
Gross profit	$33.5	$50.7	$(17.2)	(34)%

Technical Solutions segment
Revenue	$39.5	$18.9	$20.6	109%
Cost of sales	32.2	18.6	13.6	73%
Gross profit	$7.3	$0.3	$7.0	2,333%

Total
Revenue	$232.7	$165.3	$67.4	41%
Cost of sales	191.9	114.3	77.6	68%
Gross profit	$40.8	$51.0	$(10.2)	(20)%

Revenue

Revenue from the LEU segment was $193.2 million and $146.4 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $46.8 million (or 32%). SWU revenue increased by $56.4 million as a result of a 34% increase in the volume of SWU sold and a 15% increase in the average price of SWU sold. Uranium revenue decreased by $9.6 million as a result of a 40% decrease in the volume of uranium sold, partially offset by a 26% increase in the average price of uranium sold.

Revenue from the Technical Solutions segment was $39.5 million and $18.9 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $20.6 million (or 109%). Revenue generated by the HALEU Operation Contract increased by $20.4 million due to the transition from Phase 1 to Phase 2 in late 2023. The remaining increase was attributable to other contracts.

Cost of Sales

Cost of sales for the LEU segment was $159.7 million and $95.7 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $64.0 million (or 67%). SWU costs increased as a result of a 63% increase in the average unit cost of SWU sold and a 34% increase in the volume of SWU sold. Uranium costs decreased as a result of a 40% decrease in the volume of uranium sold, partially offset by a 30% increase in the average unit cost of uranium sold. Cost of sales for the six months ended June 30, 2024 and 2023, included $1.8 million and $2.9 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $32.2 million and $18.6 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $13.6 million (or 73%). Costs incurred for the HALEU Operation Contract increased by $13.0 million due to the transition from Phase 1 to Phase 2 in late 2023. For details on HALEU Operation Contract accounting, refer to Technical Solutions Segment above. The remaining increase was attributable to costs incurred under other contracts.

Gross Profit

Gross profit for the LEU segment was $33.5 million and $50.7 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $17.2 million (or 34%). The decrease for the six months ended June 30, 2024 was due primarily to the decrease in margin on SWU sales due to the specific contract and pricing mix of SWU contracts and the timing of their deliveries period over period. This was reflected by a decrease in the average profit margin per SWU, partially offset by an increase in the volume of SWU sold.

Gross profit for the Technical Solutions segment was $7.3 million and $0.3 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $7.0 million (or 2,333%). The increase was primarily attributable to the transition from Phase 1 to Phase 2 of the HALEU Operation Contract in late 2023.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Gross profit	$36.5	$28.0	$8.5	30%
Advanced technology costs	4.1	4.1	—	—%
Selling, general and administrative	7.6	7.8	(0.2)	(3)%
Amortization of intangible assets	3.7	1.7	2.0	118%
Operating income	21.1	14.4	6.7	47%
Nonoperating components of net periodic benefit loss (income)	(16.3)	0.4	(16.7)	(4,175)%
Interest expense	0.3	0.2	0.1	50%
Investment income	(2.4)	(2.2)	(0.2)	(9)%
Income before income taxes	39.5	16.0	23.5	147%
Income tax expense	8.9	3.3	5.6	170%
Net income and comprehensive income	$30.6	$12.7	$17.9	141%

Amortization of Intangible Assets

Amortization of intangible assets was $3.7 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $2.0 million (or 118%). Amortization expense for the intangible asset related to the September 2014 sales backlog is a function of SWU sales volume under that backlog, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to income of $16.3 million and a loss of $0.4 million for the three months ended June 30, 2024 and 2023, respectively, a change of $16.7 million (or 4,175%). The change is primarily due to the $16.6 million remeasurement gain driven by the partial annuitization of two pension plans in May 2024. The remaining change is primarily related to the expected return on plan assets, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $8.9 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $5.6 million (or 170%). Income tax expense for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Income and Comprehensive Income

Net income was $30.6 million and $12.7 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $17.9 million (or 141%). The increase of $17.9 million was primarily attributable to an increase of $16.7 million in nonoperating components of net periodic benefit income and an increase of $6.2 million and $2.3 million in gross profit from the LEU segment and the Technical Solutions segment, respectively, partially offset by an increase of $5.6 million in income tax expense and an increase of $2.0 million in amortization of intangible assets.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Gross profit	$40.8	$51.0	$(10.2)	(20)%
Advanced technology costs	9.8	7.5	2.3	31%
Selling, general and administrative	15.7	18.1	(2.4)	(13)%
Amortization of intangible assets	4.8	2.8	2.0	71%
Special charges for workforce reductions	—	(0.1)	0.1	100%
Operating income	10.5	22.7	(12.2)	(54)%
Nonoperating components of net periodic benefit loss (income)	(16.2)	0.7	(16.9)	(2,414)%
Interest expense	0.7	0.5	0.2	40%
Investment income	(5.2)	(4.1)	(1.1)	(27)%
Other expense, net	0.1	—	0.1	n/a
Income before income taxes	31.1	25.6	5.5	21%
Income tax expense	6.6	5.7	0.9	16%
Net income and comprehensive income	$24.5	$19.9	$4.6	23%

Advanced Technology Costs

Advanced technology costs were $9.8 million and $7.5 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $2.3 million (or 31%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge technology.

Selling, General and Administrative

Selling, general and administrative costs were $15.7 million and $18.1 million for the six months ended June 30, 2024 and 2023, respectively, a decrease of $2.4 million (or 13%). This decrease was due primarily to a decrease in employee-related expenses, including equity related compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $4.8 million and $2.8 million in the six months ended June 30, 2024 and 2023, respectively, an increase of $2.0 million (or 71%). Amortization expense for the intangible asset related to the September 2014 backlog is a function of SWU sales volume under that backlog, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to income of $16.2 million and a loss of $0.7 million for the six months ended June 30, 2024 and 2023, respectively, a change of $16.9 million (or 2,414%). The change is primarily due to the $16.6 million remeasurement gain driven by the partial annuitization of two pension plans in May 2024. The remaining change is primarily related to the expected return on plan assets, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Expense

Income tax expense was $6.6 million and $5.7 million in the six months ended June 30, 2024 and 2023, respectively, a decrease of $0.9 million (or 16%). Income tax expense for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2023.

Net Income and Comprehensive Income

Net income was $24.5 million and $19.9 million in the six months ended June 30, 2024 and 2023, respectively, an increase of $4.6 million (or 23%). The increase was primarily attributable to an increase of $16.9 million in nonoperating components of net periodic benefit income, an increase of $7.0 million in gross profit from the Technical Solutions segment, and a decrease of $2.4 million in selling, general, and administrative expense, partially offset by a decrease of $17.2 million in gross profit in the LEU segment, an increase of $2.3 million in advanced technology costs, and an increase of $2.0 million in the amortization of intangible assets.

Liquidity and Capital Resources

As of June 30, 2024, the Company had a consolidated cash and cash equivalents balance of $227.0 million. In addition, there was $29.8 million of restricted cash related to three inventory loans, which required a cash deposit into an escrow fund. See Note 3, Cash, Cash Equivalents, and Restricted Cash of the Consolidated Financial Statements. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the May 2024 enactment of the Import Ban Act and our ability to obtain additional waivers thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

The Company believes its LEU segment backlog is a source of stability for our liquidity position. Subject to market conditions, we see the potential for growing uncommitted demand for LEU during the next few years with accelerated open demand in 2025 and beyond.

Cash resources and net sales proceeds from our LEU segment fund technology costs that are outside of our customer contracts in the Technical Solutions segment and general corporate expenses, including cash interest payments on our debt. We believe our investment in advanced U.S. uranium enrichment technology will position the Company to meet the needs of our customers as they deploy advanced reactors and require next generation fuels.

On November 10, 2022, the Company was awarded the HALEU Operation Contract. The HALEU Operation Contract provides for a 50/50 cost-share contract for Phase 1 of the base contract to complete the cascade, begin operations and produce the initial, small quantity demonstration HALEU. Phase 2 includes continued operations and maintenance on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years comprised of three options of three years each, also on a cost-plus-incentive-fee basis. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under the DOE’s technical direction. The Company’s goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant.

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

Capital expenditures of approximately $4.9 million are anticipated over the next 12 months.

On May 28, 2024, the Company entered into an agreement with an insurer (“Insurer”) for two of its defined benefit plans to purchase a group annuity contract and transferred approximately $234 million of its pension plan obligations to the insurer. The purchase of the group annuity contract was funded directly by the assets of the pension plan of approximately $224 million. The purchase resulted in a transfer of benefit administrative responsibilities for more than 1,000 beneficiaries effective September 1, 2024. The Company recognized income related to these events of $16.6 million in the three and six months ended June 30, 2024 in Nonoperating Components of Net Periodic Benefit Loss (Income) in the Consolidated Statements of Operations.

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

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$12.3	$15.2
Cash used in investing activities	(2.4)	(0.7)
Cash provided by financing activities	16.0	18.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—
Increase in cash, cash equivalents and restricted cash	$25.8	$32.6

Operating Activities

For the six months ended June 30, 2024, net cash provided by operating activities was $12.3 million. The net increase was primarily due to approximately $199 million in cash collected from customers, investment income, and reimbursements for postretirement health and life benefits paid by the Company. These cash inflows were partially offset by approximately $187 million of disbursements for operations, of which approximately $143 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs.

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

Investing Activities

Capital expenditures were $2.4 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

Financing Activities

For the six months ended June 30, 2024 and 2023, cash of $19.0 million and $23.2 million, respectively, was provided from the net proceeds related to the issuance of 451,830 and 722,568 shares, respectively, of Class A Common Stock under ATM offerings. For both the six months ended June 30, 2024 and 2023, payments of $3.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$227.0	$201.2
Accounts receivable	34.5	49.4
Inventories, net	194.2	222.1
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(162.6)	(165.0)
Other current assets and liabilities, net	(84.0)	(87.3)
Working capital	$203.0	$214.3

We are managing our working capital to seek to improve the long-term value of our LEU and Technical Solutions businesses and are planning to continue funding the Company’s qualified pension plans because we believe these uses of working capital are in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position, and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject, including the terms and conditions of our 8.25% Notes. We continually evaluate alternatives to manage our capital structure and may opportunistically repurchase, exchange, or redeem Company securities from time to time.

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

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 275,202 and 451,830 shares of its Class A Common Stock at the market price in the three and six months ended June 30, 2024, respectively, for a total of $12.5 million and $19.9 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $12.2 million and $19.3 million in the three and six months ended June 30, 2024, respectively. Additionally, the Company recorded direct costs of less than $0.1 million in both the three and six months ended June 30, 2024, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024.

Pursuant to a separate sales agreement with its Agents, the Company sold, through its ATM offering at the market price, an aggregate of 0 and 722,568 shares of its Class A Common Stock in the three and six months ended June 30, 2023, respectively, for a total of $0 and $24.4 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $0 and $23.4 million in the three and six months ended June 30, 2023, respectively. Additionally, the Company recorded direct costs of $0 and $0.2 million in the three and six months ended June 30, 2023, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively.

Unless otherwise specified in any prospectus supplement, the Company has used and/or intends to use the net proceeds from the sale of its securities offered under these prospectuses for working capital and general corporate purposes including, but not limited to, capital expenditures, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, the Company may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

Rights Agreement

On May 28, 2024, the Company entered into a Sixth Amendment to the Section 382 Rights Agreement, which amends the Rights Agreement, dated as of April 6, 2016 , by and among the Company, and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as previously amended by (i) the First Amendment to the Rights Agreement dated as of February 14, 2017, (ii) the Second Amendment to the Rights Agreement dated as of April 3, 2019, (iii) the Third Amendment to the Rights Agreement dated as of April 13, 2020, (iv) the Fourth Amendment to the Rights Agreement dated as of June 16, 2021, and (v) the Fifth Amendment to the Rights Agreement dated as of June 20, 2023.

The Fifth Amendment to the Rights Agreement (i) increased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $18.00 to $160.38; and (ii) extended the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2023 to June 30, 2026.

The Fifth Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Fifth Amendment was adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s NOL carryforwards for United States federal income tax purposes and other tax benefits.

The Sixth Amendment was approved by the Board on May 28, 2024 and makes clarifying changes relating to the definition of “Beneficial Owner”, “beneficially owned” and “Beneficial Ownership” contained in the Rights Agreement. Please see Exhibit 4.1 in Item 6, Exhibits, of the Consolidated Financial Statements for further details.

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

DOE Technology License

We have a non-exclusive license in DOE inventions that pertain to enriching uranium using gas centrifuge technology. The license agreement with DOE provides for annual royalty payments based on a varying percentage (1% up to 2%) of our annual revenues from sales of the SWU component of LEU produced by us using DOE centrifuge technology. There is a minimum annual royalty payment of $100,000 and the maximum cumulative royalty over the life of the license is $100 million. There is currently no commercial enrichment facility producing LEU using DOE centrifuge technology. We are continuing to advance our U.S. centrifuge technology that has evolved from DOE inventions at specialized facilities in Oak Ridge, Tennessee with a view to deploying a commercial enrichment facility over the long term.

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at June 30, 2024.

Critical Accounting Policies and Estimates

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

As of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1
Sixth Amendment to the Section 382 Rights Agreement, dated as of May 28, 2024, by and among Centrus Energy Corp., Computershare Trust Company N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed on May 28, 2024).

10.1
Modification 7 to Agreement, dated April 4, 2024, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 8, 2024).

10.2
Modification 8 to Agreement, dated April 29, 2024, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 8, 2024).

10.3	Modification 9 to Agreement, dated May 21, 2024, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.4	Modification 10 to Agreement, dated June 8, 2024, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

August 7, 2024	/s/ Kevin J. Harrill
Kevin J. Harrill
Senior Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)