Form 10-Q
period 2024-09-30
CENTRUS ENERGY CORP
filed 2024-10-29
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of October 25, 2024, there were 15,677,224 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

The factors that could cause actual results to differ materially from the forward-looking statements made by us include those factors discussed herein, including those factors discussed in (a) Part I, Item 1. Financial Statements (Unaudited): Note 12, Commitments and Contingencies, (b) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 1A. Risk Factors, and (d) other factors discussed in the Company’s filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q unless required by law.

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
•risks related to TENEX’s refusal or inability to deliver LEU to us for any reason including (i) U.S. or foreign government sanctions or bans are imposed on LEU from Russia or on TENEX, (ii) TENEX is unable or unwilling to deliver LEU, receive payments, receive the return of natural uranium hexafluoride, or conduct other activities related to the TENEX Supply Contract, or (iii) TENEX elects, or is directed (including by its owner or the Russian government), to limit or stop transactions with us or with the United States or other countries; and
•risks related to disputes with third parties, including contractual counterparties, that could result if we cannot receive, or otherwise are unable to receive timely deliveries of LEU under the TENEX Supply Contract.

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
•risks related to the increasing quantities of LEU being imported into the U.S. from China and the impact on our ability to make future LEU or SWU sales or ability to finance any build out of our enrichment capacities;
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
•risks related to our backlog, including uncertainty concerning customer actions under current contracts and in future contracting due to market conditions, global events or other factors, including our lack of current production capability;
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
•risks related to pandemics, endemics, and other health crises; and
•risks related to the impact and potential extended duration of a supply/demand imbalance in the market for LEU.

Risks related to operational factors primarily include:
•risks related to DOE not issuing any task orders to any awardee under any of the HALEU or Deconversion contracts or any task orders to the Company under either of those contracts;
•risks related to the Company not winning a task order under the HALEU contract to expand its HALEU plant;

•risks related to DOE not providing adequate share of the appropriated funding;
•risks related to our ability to secure financing to expand our plant;
•risks related to our ability to increase capacity in a timely manner to meet market demand or our contractual obligations;
•risks related to DOE not awarding any contracts to the Company in response to the Company’s remaining proposals;
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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$194.3	$201.2
Accounts receivable	19.1	49.4
Inventories	190.7	306.4
Deferred costs associated with deferred revenue	74.9	117.6
Other current assets	37.9	10.8
Total current assets	516.9	685.4
Property, plant and equipment, net of accumulated depreciation of $4.9 million and $4.3 million as of September 30, 2024 and December 31, 2023, respectively	8.9	7.0
Deposits for financial assurance	2.6	32.4
Intangible assets, net	32.2	39.4
Deferred tax assets	23.0	28.5
Other long-term assets	7.4	3.5
Total assets	$591.0	$796.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32.8	$41.9
Payables under inventory purchase agreements	—	41.9
Inventories owed to customers and suppliers	0.8	84.3
Deferred revenue and advances from customers	222.6	282.6
Short-term inventory loans	54.6	14.3
Current debt	6.1	6.1
Total current liabilities	316.9	471.1
Long-term debt	83.5	89.6
Postretirement health and life benefit obligations	75.7	81.2
Pension benefit liabilities	4.6	17.3
Advances from customers	—	32.8
Long-term inventory loans	26.5	63.1
Other long-term liabilities	7.4	8.8
Total liabilities	514.6	763.9
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 15,677,224 and 14,956,434 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1.6	1.5
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of September 30, 2024 and December 31, 2023	0.1	0.1
Excess of capital over par value	205.2	180.5
Accumulated deficit	(130.0)	(149.5)
Accumulated other comprehensive loss	(0.5)	(0.3)
Total stockholders’ equity	76.4	32.3
Total liabilities and stockholders’ equity	$591.0	$796.2

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Separative work units	$34.8	$40.5	$198.1	$147.4
Uranium	—	—	29.9	39.5
Technical solutions	22.9	10.8	62.4	29.7
Total revenue	57.7	51.3	290.4	216.6
Cost of Sales:
Separative work units and uranium	29.6	30.4	189.3	126.1
Technical solutions	19.2	9.6	51.4	28.2
Total cost of sales	48.8	40.0	240.7	154.3
Gross profit	8.9	11.3	49.7	62.3
Advanced technology costs	4.1	3.3	13.9	10.8
Selling, general and administrative	10.0	9.5	25.7	27.5
Amortization of intangible assets	2.4	1.4	7.2	4.2
Operating income (loss)	(7.6)	(2.9)	2.9	19.8
Nonoperating components of net periodic benefit loss (income)	0.8	(0.6)	(15.4)	0.1
Interest expense	0.1	0.4	0.8	0.9
Investment income	(2.6)	(2.3)	(7.8)	(6.4)
Other expense (income), net	—	(1.0)	0.1	(1.0)
Income (loss) before income taxes	(5.9)	0.6	25.2	26.2
Income tax expense (benefit)	(0.9)	(7.6)	5.7	(1.9)
Net income (loss) and comprehensive income (loss)	$(5.0)	$8.2	$19.5	$28.1

Net income (loss) per share:
Basic	$(0.30)	$0.53	$1.21	$1.86
Diluted	$(0.30)	$0.52	$1.20	$1.82
Average number of common shares outstanding (in thousands):
Basic	16,422	15,374	16,172	15,127
Diluted	16,422	15,626	16,236	15,415

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2024	2023
OPERATING
Net income	$19.5	$28.1
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	7.9	4.8
Accrued loss on long-term contract	—	(16.7)
Deferred tax assets	5.5	(2.3)
Gain on remeasurement of retirement benefit plans	(16.8)	(0.9)
Equity related compensation	1.1	2.0
Revaluation of inventory borrowings	3.7	3.5
Other reconciling adjustments, net	—	(1.0)
Changes in operating assets and liabilities:
Accounts receivable	30.3	28.7
Inventories	85.4	23.0
Inventories owed to customers and suppliers	(83.5)	(60.4)
Other current assets	3.0	13.4
Accounts payable and other liabilities	(8.8)	(2.5)
Payables under inventory purchase agreements	(41.9)	(29.8)
Deferred revenue and advances from customers, net of deferred costs	(19.9)	3.7
Pension and postretirement benefit liabilities	(6.2)	(1.7)
Other changes, net	(0.2)	(0.7)
Cash used in operating activities	(20.9)	(8.8)

INVESTING
Capital expenditures	(3.4)	(1.1)
Cash used in investing activities	(3.4)	(1.1)

FINANCING
Proceeds from the issuance of common stock, net	23.4	23.2
Exercise of stock options	0.4	—
Common stock withheld for tax obligations under stock-based compensation plan	(0.3)	(3.0)
Payment of interest classified as debt	(6.1)	(6.1)
Other	—	(0.2)
Cash provided by financing activities	17.4	13.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.6)

Increase (decrease) in cash, cash equivalents and restricted cash	(6.9)	3.4
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	233.8	212.4
Cash, cash equivalents and restricted cash, end of period (Note 3)	$226.9	$215.8

Supplemental cash flow disclosures:
Cash paid for income taxes	$0.6	$—

Non-cash activities:
Adjustment of right to use lease assets from lease modification	$—	$4.2
Property, plant and equipment included in accounts payable and accrued liabilities	$0.1	$0.3
Common stock withheld for tax obligations under stock-based compensation plan	$0.1	$—

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

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2023	$—	$1.5	$0.1	$180.5	$(149.5)	$(0.3)	$32.3
Net loss for the three months ended March 31, 2024	—	—	—	—	(6.1)	—	(6.1)
Issuance of common stock	—	—	—	7.5	—	—	7.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.2	—	—	0.2
Balance at March 31, 2024	$—	$1.5	$0.1	$188.2	$(155.6)	$(0.4)	$33.8

Net income for the three months ended June 30, 2024	—	—	—	—	30.6	—	30.6
Issuance of common stock	—	0.1	—	12.0	—	—	12.1
Stock-based compensation shares withheld for employee taxes	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at June 30, 2024	$—	$1.6	$0.1	$200.3	$(125.0)	$(0.4)	$76.6

Net loss for the three months ended September 30, 2024	—	—	—	—	(5.0)	—	(5.0)
Issuance of common stock	—	—	—	4.5	—	—	4.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.4	—	—	0.4
Balance at September 30, 2024	$—	$1.6	$0.1	$205.2	$(130.0)	$(0.5)	$76.4

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of September 30, 2024, and for the three and nine months ended September 30, 2024, and 2023, have been prepared pursuant to the rules and regulations of the SEC. The unaudited Consolidated Balance Sheet as of December 31, 2023, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and nine months ended September 30, 2024 and 2023, are insignificant.

Operating results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$—	$16.9	$86.1	$148.4
Foreign	34.8	23.6	141.9	38.5
Revenue - SWU and uranium	$34.8	$40.5	$228.0	$186.9

Refer to Note 13, Segment Information, for disaggregation of revenue by segment. Revenue for the LEU segment is derived from the sales of the SWU component of LEU, from sales of both the SWU and uranium components, and from sales of UF6 and U3O8, to electric utility customers and other nuclear fuel related companies. Technical Solutions’ revenue is derived from services provided to the U.S. government and its contractors. SWU and uranium revenue is recognized when the customer obtains control of the SWU or uranium components and Technical Solutions’ revenue is generally recognized over time based on direct costs incurred or the right to invoice method (in situations where the value transferred matches the Company’s billing rights) as the customer receives and consumes the benefits.

Accounts Receivable

	September 30, 2024	December 31, 2023
	(in millions)
Accounts receivable:
Billed	$10.2	$40.2
Unbilled *	8.9	9.2
Accounts receivable	$19.1	$49.4

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	September 30, 2024	December 31, 2023	Year-To-Date Change
Deferred revenue - current	$189.8	$252.4	$(62.6)
Advances from customers - current	$32.8	$30.2	$2.6
Advances from customers - noncurrent	$—	$32.8	$(32.8)

Previously deferred sales and advances from customers recognized in revenue totaled $99.6 million and $23.6 million in the nine months ended September 30, 2024 and 2023, respectively.

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

Under the 2019 HALEU Demonstration Contract, the Company constructed a cascade of 16 centrifuges to demonstrate production of HALEU for advanced reactors. The DOE agreed to reimburse the Company for 80% of its costs incurred in performing the contract. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. The Company recorded revenue up to the funded amount of $173.0 million and received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through September 30, 2024. Closeout activities on the HALEU Demonstration Contract are ongoing.

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

To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components. The contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. In accordance with the HALEU Operation Contract, the Company has submitted several change order requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE’s technical direction or contract modifications. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope, not subject to cost-share reimbursement, for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $6.2 million. The DOE is currently obligated for costs up to approximately $6.2 million for the additional scope under the HALEU Operation Contract.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. When estimates of program costs to be incurred for an integrated, construction-type contract exceed estimates of total revenue to be earned, a provision for the remaining loss on the contract is recorded to Cost of Sales in the period the loss is determined. The Company’s corporate costs supporting the program are recognized as expense as incurred over the duration of the contract term. The Company recorded an accrued loss of $21.3 million related to anticipated cost-share reimbursement under the HALEU Operation Contract in Cost of Sales in December 2022. The accrued loss on the contract was adjusted over the contract term based on actual results and remaining program cost projections through December 31, 2023. The impact to Cost of Sales in the three and nine months ended September 30, 2023 was $5.4 million and $16.7 million, respectively, for previously accrued contract losses attributable to work performed in those periods. The HALEU Operation Contract is funded incrementally, and the DOE currently is obligated for costs up to approximately $118.4 million of the $126.3 million estimated transaction price for Phase 1, Phase 2, and additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $95.2 million through September 30, 2024.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

Remaining Performance Obligations

The Company’s remaining performance obligations represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were $0.8 billion and $1.0 billion as of September 30, 2024, and December 31, 2023, respectively, and extend to 2030.

The remaining performance obligations in the LEU segment primarily related to medium and long-term contracts with fixed commitments, were approximately $0.8 billion and $1.0 billion for September 30, 2024, and December 31, 2023, respectively, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and includes approximately $223 million and $315 million of Deferred Revenue and Advances from Customers at September 30, 2024, and December 31, 2023, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $18.0 million and $77.0 million, as of September 30, 2024, and December 31, 2023, respectively, and extend to 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$194.3	$201.2
Deposits for financial assurance - current (a)	30.0	0.2
Deposits for financial assurance - noncurrent	2.6	32.4
Total cash, cash equivalents and restricted cash	$226.9	$233.8

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $0.4 million and $6.8 million denominated in euros as of September 30, 2024 and December 31, 2023, respectively, and recorded less than $0.1 million in transaction losses in both the three and nine months ended September 30, 2024 and $0.6 million in transaction losses in both the three and nine months ended September 30, 2023.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	September 30, 2024		December 31, 2023
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$29.8	$—	$—	$29.8
Workers Compensation	—	2.5	—	2.5
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$30.0	$2.6	$0.2	$32.4

In March, May, and October 2022, the Company entered into three inventory loans that each required a cash deposit into an escrow fund (see Note 4, Inventories). The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by the Company. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance.

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

	September 30, 2024			December 31, 2023
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$3.2	$0.3	$2.9	$21.9	$—	$21.9
Uranium	187.5	0.5	187.0	284.5	84.3	200.2
Total	$190.7	$0.8	$189.9	$306.4	$84.3	$222.1

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

The Company performs quarterly revaluations of Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $1.9 million and $3.7 million, for the three and nine months ended September 30, 2024, respectively, and $0.6 million and $3.5 million for the three and nine months ended September 30, 2023, respectively.

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

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$45.4	$9.2	$54.6	$41.6	$13.0
Customer relationships	68.9	45.9	23.0	68.9	42.5	26.4
Total	$123.5	$91.3	$32.2	$123.5	$84.1	$39.4

6. DEBT

A summary of debt is as follows (in millions):

		September 30, 2024		December 31, 2023
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$74.3	$—	$74.3
Interest		6.1	9.2	6.1	15.3
Total		$6.1	$83.5	$6.1	$89.6

Interest on the Company’s 8.25% Notes is payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes are included in the carrying value of the 8.25% Notes. As a result, interest payments are reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of September 30, 2024, and December 31, 2023, $6.1 million of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$194.3	$—	$—	$194.3	$201.2	$—	$—	$201.2
Deferred compensation asset (a)	0.4	—	—	0.4	3.3	—	—	3.3

Liabilities:
Deferred compensation obligation (a)	$0.4	$—	$—	$0.4	$3.3	$—	$—	$3.3

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

Other Financial Instruments

As of September 30, 2024, and December 31, 2023, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	September 30, 2024			December 31, 2023
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$89.6	(b)	$73.8	$95.7	(b)	$71.7
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

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service costs	$0.5	$0.7	$1.5	$2.2
Interest costs	0.2	6.9	7.8	20.8
Amortization of prior service costs (credits), net	0.1	—	—	(0.1)
Remeasurement gain	(0.2)	(0.9)	(16.8)	(0.9)
Expected return on plan assets (gains)	(0.2)	(7.7)	(9.5)	(23.2)
Net periodic benefit costs (credits)	$0.4	$(1.0)	$(17.0)	$(1.2)

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest costs	$1.2	$1.2	$3.4	$3.7
Amortization of prior service costs (credits), net	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit costs	$1.1	$1.1	$3.3	$3.6

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

On October 12, 2023, the Company entered into an agreement with an insurer (“Insurer”) for one of its defined benefit plans to purchase a group annuity contract and transferred approximately $186.5 million of its pension plan obligations to the Insurer. The purchase of the group annuity contract was funded directly by the assets of the pension plan of approximately $171.4 million. The purchase resulted in a transfer of liabilities for approximately 1,400 participants effective December 1, 2023. The Company recorded income related to the pension settlement in the fourth quarter of $28.6 million, which was included in Nonoperating Components of Net Periodic Benefit Income in its Consolidated Statements of Operations.

During the second quarter of 2024, the Company determined that it was probable that lump sum payouts for 2024 would be greater than the annual service and interest cost components of the annual net periodic benefit cost for two of its defined benefit pension plans. In addition, on May 28, 2024, the Company entered into an agreement with an insurer for two of its defined benefit plans to purchase a group annuity contract and transferred approximately $234 million of its pension plan obligations to the insurer. The purchase of the group annuity contract was funded directly by assets of the pension plan of approximately $224 million. The purchase resulted in a transfer of future benefit obligations and administrative liabilities for more than 1,000 participants effective September 1, 2024.

During the third quarter of 2024, the Company again determined that it was probable that lump sum payouts for 2024 would be greater than the annual service and interest cost components of the annual net periodic benefit cost for its two defined benefit pension plans. In addition, the Company transferred $15.4 million of pension plan assets and the related obligations under two participating group annuity contracts to two non-participating group annuity contracts for two of its defined benefit plans. The purchase resulted in a transfer of future benefit obligations and administrative liabilities for more than 400 participants effective October 1, 2024.

These events triggered remeasurements that resulted in a decrease in the benefit obligation and corresponding net actuarial gains of $0.2 million and $16.8 million for the three and nine months ended September 30, 2024, respectively. The related income was included in Nonoperating Components of Net Periodic Benefit Loss (Income) in the Consolidated Statements of Operations.

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

During the third quarter of 2023, Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus had visibility on a significant portion of revenue in the LEU segment for 2023 through 2026, primarily from its long-term sales contracts. In the third quarter of 2023, Centrus released $7.7 million of the valuation allowance against federal net deferred taxes as a discrete item for the three months ended September 30, 2023. Centrus determined that the positive evidence of increased forecasted future income in the LEU segment based on existing backlog and supply contracts along with commodity market forward pricing indicators, supported the release of the federal valuation allowance. However, due to lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus recorded a partial release of its federal valuation allowance. There was no release of valuation allowance in the three and nine months ended September 30, 2024.

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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator (in millions):
Net income (loss)	$(5.0)	$8.2	$19.5	$28.1

Denominator (in thousands):
Average common shares outstanding - basic	16,422	15,374	16,172	15,127
Potentially dilutive shares related to stock compensation awards and warrant	—	252	64	288
Average common shares outstanding - diluted	16,422	15,626	16,236	15,415

Net income (loss) per share (in dollars):
Basic	$(0.30)	$0.53	$1.21	$1.86
Diluted	$(0.30)	$0.52	$1.20	$1.82

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	34	—	3	1

11. STOCKHOLDERS’ EQUITY

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (File No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered.

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 115,661 and 567,491 shares of its Class A Common Stock at the market price in the three and nine months ended September 30, 2024, respectively, for a total of $4.6 million and $24.5 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $4.5 million and $23.8 million in the three and nine months ended September 30, 2024, respectively. Additionally, the Company recorded direct costs of less than $0.1 million and $0.1 million in the three and nine months ended September 30, 2024, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024.

Pursuant to a separate sales agreement with its Agents, the Company sold, through its ATM offering, an aggregate of 0 and 722,568 shares of its Class A Common Stock at the market price in the three and nine months ended September 30, 2023, respectively, for a total of $0 and $24.4 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $0 and $23.4 million in the three and nine months ended September 30, 2023, respectively. Additionally, the Company recorded direct costs of $0 and $0.2 million in the three and nine months ended September 30, 2023, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively.

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

13. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
LEU segment:
Separative work units	$34.8	$40.5	$198.1	$147.4
Uranium	—	—	29.9	39.5
Total	34.8	40.5	228.0	186.9
Technical Solutions segment	22.9	10.8	62.4	29.7
Total revenue	$57.7	$51.3	$290.4	$216.6

Segment Gross Profit
LEU segment	$5.2	$10.1	$38.7	$60.8
Technical Solutions segment	3.7	1.2	11.0	1.5
Gross profit	$8.9	$11.3	$49.7	$62.3

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended September 30, 2024, one customer in the LEU segment individually represented $34.8 million of revenue. In the nine months ended September 30, 2024, four customers in the LEU segment individually represented $69.3 million, $42.3 million, $35.4 million, and $30.2 million of revenue. One customer in the Technical Solutions segment individually represented $21.6 million and $60.3 million of revenue in the three and nine months ended September 30, 2024, respectively.

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

Centrus operates two business segments: (a) LEU, which supplies various components of nuclear fuel to commercial customers from our global network of suppliers, and (b) Technical Solutions, which provides advanced engineering, design, manufacturing, and services to government and private sector customers and is deploying uranium enrichment through HALEU production and other capabilities necessary for production of advanced nuclear fuel to power existing and next-generation reactors around the world.

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

Published spot price indicators for SWU reached previous historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a period of price increases, which reached $155 per SWU by December 31, 2023. As of September 30, 2024, spot prices were $180 per SWU, which surpasses the previous historic high. This represents an increase of 16% since the beginning of the year and 429% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of the war in Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy.

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

1 International Atomic Energy Agency, “Global Inventories of Secondary Uranium Supplies” (IAEA-TECDOC-2030), p. 54 (2023).

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but ongoing supply chain challenges have created difficulties for the DOE in timely securing enough 5B Cylinders for the entire production year. To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components. The contractual obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE. During periods where quantities of 5B Cylinders are insufficient, the Company will not be able to produce HALEU but will be able to continue operations of the cascade and perform preventive maintenance and regulatory compliance-type activities. Centrus anticipates that the delays in obtaining sufficient 5B Cylinders will be temporary but no longer expects to achieve delivery of the 900 kilograms of HALEU UF6 anticipated for Phase 2 of the contract, which extends to November 2024. Although inadequate for meeting the full delivery quantity target, the DOE has been successful in locating a small number of 5B Cylinders. Using the 5B Cylinders currently made available by the DOE, Centrus has now achieved cumulative deliveries to the DOE of approximately 332 kilograms of HALEU UF6. We anticipate additional 5B Cylinders will be available during the fourth quarter, which will allow the Company to continue producing HALEU. The target fee for Phase 2 of the contract was estimated to be $7.5 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million. In accordance with the HALEU Operation Contract, the Company has submitted several change requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE’s technical direction.

The DOE continues to pursue the availability of HALEU for the ARDP and for the advanced reactor market in general. The DOE issued RFPs for deconversion of HALEU into different forms needed to fabricate fuels used by various advanced reactor developers and the production of HALEU on November 28, 2023 and January 9, 2024, respectively. On June 27, 2024, the DOE issued an RFP focusing on the domestic production of LEU to ensure the availability of domestically enriched uranium in a quantity that would be sufficient to address a supply disruption and gaps in domestic production and enrichment. The Company submitted proposals in response to each of these RFPs, with the goal of expanding production capability at the Piketon facility, subject to availability of funding and/or off-take commitments. The DOE plans to award multiple indefinite delivery-indefinite quantity contracts to the successful bidders, after which the awardees will compete for individual task orders. The total to be awarded under the RFPs is $3.4 billion with a minimum of $2.0 million for each award, subject to further appropriations.

On October 16, 2024, DOE selected ACO and three other awardees under a competitive solicitation aimed at expanding domestic commercial production of HALEU which is needed to fuel many of the next-generation nuclear reactor design currently under development. The contract has a minimum value of $2.0 million and a maximum value of $2.7 billion for all awardees. On October 4, 2024, DOE selected ACO and five other awardees under a separate solicitation aimed at HALEU deconversion, a subsequent step in the HALEU production process. The contract has a minimum value of $2.0 million and a maximum value of $0.8 billion for all awardees The ultimate dollar amount under each contract and the potential scale of the expansion supported will depend upon the scope of task orders that DOE may subsequently issue under the contracts for which we will compete. Although we believe that we are well positioned, there is no assurance that we will be awarded any task orders or any contracts under any of our outstanding RFPs and, if awarded, the nature, timing and amount of the task orders that may be issued under an award is uncertain.

The war in Ukraine, along with the recently enacted Import Ban Act, which had been contemplated by Congress for more than a year, has contributed to a significant increase in market prices for enrichment and prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production, but also for LEU production to support the existing fleet of reactors. As a result, coupled with the Company’s award for HALEU production and competing for an award under the June 27, 2024 RFP for LEU production, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding (through DOE awards, outstanding DOE RFP and other sources) and off-take commitments.

The Energy Act of 2020 (“The Energy Act”) required the DOE to establish a program to support the availability of HALEU for civilian domestic research, development, demonstration, and commercial use. The Energy Act also reauthorized DOE nuclear energy research, development, demonstration, and commercial application activities, including advanced fuel, research and development for advanced reactors, used fuel technologies, and integration of nuclear energy systems for both existing plants and advanced nuclear concepts. It also authorized the funding of an ARDP which was launched by the DOE in May 2020. There are a number of advanced reactors under development that would use HALEU. Nine of the ten advanced reactor designs initially selected by the DOE for its ARDP will require HALEU. Various agencies of the U.S. government, including the U.S. Department of Defense, the Defense Advanced Research Projects Agency, and the DOE are building small modular reactors and microreactors, which demonstrates the focus on both the development of microreactors and HALEU. We believe our investments in advanced enrichment technology and our progress in demonstrating HALEU production will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels and also offers potential cost synergies for a return to LEU production. Further, the Company is taking steps to pursue, including through the exploration of strategic partnerships, technologies that are complementary to HALEU production and critical to the HALEU ecosystem, including deconversion and fuel fabrication.

While the monthly price indicators have increased for several years, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. However, without Russian supply, the global market would be undersupplied for uranium enrichment. Recent data from the International Trade Commission shows a significant increase in the importation of enriched uranium into the U.S. from China in 2023 and 2024. If this trend continues, it will likely have significant changes in the competitive landscape that will affect pricing trends and customer spending patterns and create uncertainty and likely have a negative impact on our business. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

According to the WNA, as of September 2024, there were 67 reactors under construction worldwide, approximately one-half of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years, although natural gas prices in the U.S. electricity sector tripled between 2020 and 2022 according to data from the U.S. Energy Information Administration (“EIA”). Nine U.S. reactors have prematurely shut down in the past ten years, and others could shut down in the next few years. At the same time, construction was completed and commercial operations began in the second quarter of 2024 on one large reactor and one formerly shutdown reactor has plans to restart. The DOE recently released a report outlining a pathway to deployment of approximately 200 gigawatts of additional capacity by 2050, which would triple the nuclear energy capacity in the United States.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2024 World Energy Outlook, nuclear generation is forecasted to grow by 18% by 2030 and 47% by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow by 41% by 2030 and more than double by 2040.

Total World Nuclear Generation (TWh)
7000
6000
5000
4000
3000
2000
1000
0
2023
2030
2035
2040
2045
2050
Stated Policies
Announced Policies
Net Zero Emissions

Source: International Energy Agency, *2024 World Energy Outlook*, Tables A.3a, A.3b and A.3c

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

On July 13, 2023, the Company and TerraPower, LLC (“TerraPower”) entered into a memorandum of understanding (“MOU”) to expand their collaboration aimed at establishing commercial-scale, domestic production capabilities for HALEU to fuel the NatriumTM reactor that TerraPower is building in Wyoming. Under this MOU, the Company and TerraPower will collaborate to ensure the Natrium demonstration reactor will have sufficient HALEU at the milestones necessary to meet the project's 2030 operation date. Subject to a definitive agreement to be negotiated, Centrus will work toward scaling up production capacity with additional centrifuge cascades to meet TerraPower's fuel requirements.

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

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries have imposed, including through the U.S.’s enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions and export controls against certain Russian products, services, organizations, and/or individuals. Such additional restrictions could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the current validity of the permit for continued shipments of LEU imports. In addition, on June 24, 2024, members of the EU agreed to issue a 14th sanctions package, primarily targeting the export of Russian liquid natural gas and other services. The sanctions package includes restrictions on the transportation of empty containers to Russia. Since we supply empty cylinders under the TENEX Supply Contract that are filled and returned to us, this new sanctions package may impact the transportation of LEU from Russia to the extent such export activity has a nexus to an EU member state (e.g., through a ship’s flag, nationalities of crew members, etc.). This new sanctions package does not impact our near term deliveries. We are working with our shipper to determine the extent of the impact of the new sanctions on the transportation of LEU from Russia which may ultimately require our shipper to obtain special authorizations for the shipment of empty containers to Russia if a nexus with an EU member state exists. The U.S. and Canadian governments have indicated that the EU agrees that this round of sanctions should not capture these containers and are working with the EU to clarify.

In response to the war in Ukraine, there were proposals to ban imports of uranium products that could cut off or reduce our ability to import LEU in one or more years under the TENEX Supply Contract. In fact, on May 13, 2024, the Import Ban Act was enacted. This new law bans imports of LEU from Russia into the U.S. beginning August 11, 2024, subject to issuance of waivers by the DOE. In accordance with the instructions published by the DOE on May 24, 2024, the Company filed its first waiver request application on May 27, 2024, to permit the importation of LEU already committed for delivery to its U.S. customers in 2024 through 2027. On July 18, 2024, the DOE issued the Company a waiver allowing it to import LEU from Russia for deliveries already committed by the Company to its U.S. customers in years 2024 and 2025. For the years 2026 and 2027, the DOE deferred its decision to an unspecified date closer in time to the deliveries. On June 7, 2024, the Company filed a second waiver request application to allow for importation of LEU from Russia for processing and reexport to the Company's foreign customers and is awaiting DOE's determination. The Company plans to file a third waiver request application to allow for importation of LEU from Russia in 2026 and 2027 for use in the U.S. that have yet to be committed to our customers. The U.S. ban on imports of Russian LEU, without the grant of additional timely waivers, would have a negative material impact on our business. Through 2027, well over one-half of the LEU that we expect to deliver to customers was sourced under the TENEX Supply Contract. While we have other sources of supply, they are not sufficient to replace the TENEX supply. It is uncertain whether any waiver would be granted in response to our pending or any potential future applications and, if granted, whether any waiver would be granted in a timely manner.

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

Operating Results

Our revenue, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our LEU segment backlog consists primarily of long-term, fixed commitment contracts and contingent sales commitments, and we have visibility on a significant portion of our revenue for 2024-2027.

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

Backlog

The Company’s backlog is $3.8 billion and $2.0 billion as of September 30, 2024 and December 31, 2023, respectively, and extends to 2040. Backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of September 30, 2024 and December 31, 2023, our backlog is approximately $2.8 billion and $1.0 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments and approximately $2.0 billion in contingent LEU sales commitments, subject to entering into definitive agreements, in support of potential construction of LEU production capacity at the Piketon, Ohio facility. The contingent sales commitments depend on our ability to secure substantial public and private investment necessary to build new enrichment capacity. The LEU segment backlog also includes approximately $0.2 billion of deferred revenue and advances from customers as of September 30, 2024, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2033. As of September 30, 2024 and December 31, 2023, our backlog is approximately $0.9 billion and $1.0 billion, respectively. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 60% and 79% of our total revenue for the three and nine months ended September 30, 2024, respectively. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 44% of revenue from our LEU segment since 2022. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the nine months ended September 30, 2024 averaged approximately $9.0 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results period over period.

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
Jun-24
Sep-24
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

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$34.8	$40.5	$(5.7)	(14)%
Uranium revenue	—	—	—	n/a
Total	34.8	40.5	(5.7)	(14)%
Cost of sales	29.6	30.4	(0.8)	(3)%
Gross profit	$5.2	$10.1	$(4.9)	(49)%

Technical Solutions segment
Revenue	$22.9	$10.8	$12.1	112%
Cost of sales	19.2	9.6	9.6	100%
Gross profit	$3.7	$1.2	$2.5	208%

Total
Revenue	$57.7	$51.3	$6.4	12%
Cost of sales	48.8	40.0	8.8	22%
Gross profit	$8.9	$11.3	$(2.4)	(21)%

Revenue

Revenue from the LEU segment was $34.8 million and $40.5 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $5.7 million (or 14%). SWU revenue decreased by $5.7 million as a result of a 71% decrease in the volume of SWU sold, partially offset by a 194% increase in the average price of SWU sold.

Revenue from the Technical Solutions segment was $22.9 million and $10.8 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $12.1 million (or 112%). Revenue generated by the HALEU Operation Contract increased by $12.7 million due to the transition from Phase 1 to Phase 2 in late 2023. The remaining change was attributable to other contracts.

Cost of Sales

Cost of sales for the LEU segment was $29.6 million and $30.4 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $0.8 million (or 3%). SWU costs decreased as a result of a 71% decrease in the volume of SWU sold, partially offset by a 229% increase in the average unit cost of SWU sold. Cost of sales for the three months ended September 30, 2024 and 2023, included $1.9 million and $0.6 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $19.2 million and $9.6 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $9.6 million (or 100%). Costs incurred for the HALEU Operation Contract increased by $8.8 million due to the transition from Phase 1 to Phase 2 in late 2023. The remaining increase was attributable to other contracts. For details on HALEU Operation Contract accounting, refer to Technical Solutions Segment above.

Gross Profit

Gross profit for the LEU segment was $5.2 million and $10.1 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $4.9 million (or 49%). The decrease for the three months ended September 30, 2024 was due primarily to the specific contract and pricing mix of SWU contracts and the timing of their deliveries quarter over quarter. This was reflected by a decrease in the volume of SWU sold, partially offset by an increase in the average profit margin per SWU.

Gross profit for the Technical Solutions segment was $3.7 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $2.5 million (or 208%). The increase was primarily attributable to the transition from Phase 1 to Phase 2 of the HALEU Operation Contract in late 2023.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$198.1	$147.4	$50.7	34%
Uranium revenue	29.9	39.5	(9.6)	(24)%
Total	228.0	186.9	41.1	22%
Cost of sales	189.3	126.1	63.2	50%
Gross profit	$38.7	$60.8	$(22.1)	(36)%

Technical Solutions segment
Revenue	$62.4	$29.7	$32.7	110%
Cost of sales	51.4	28.2	23.2	82%
Gross profit	$11.0	$1.5	$9.5	633%

Total
Revenue	$290.4	$216.6	$73.8	34%
Cost of sales	240.7	154.3	86.4	56%
Gross profit	$49.7	$62.3	$(12.6)	(20)%

Revenue

Revenue from the LEU segment was $228.0 million and $186.9 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $41.1 million (or 22%). SWU revenue increased by $50.7 million as a result of a 33% increase in the average price of SWU sold and a 2% increase in the volume of SWU sold. Uranium revenue decreased by $9.6 million as a result of a 40% decrease in the volume of uranium sold, partially offset by a 26% increase in the average price of uranium sold.

Revenue from the Technical Solutions segment was $62.4 million and $29.7 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $32.7 million (or 110%). Revenue generated by the HALEU Operation Contract increased by $33.1 million due to the transition from Phase 1 to Phase 2 in late 2023. The remaining change was attributable to other contracts.

Cost of Sales

Cost of sales for the LEU segment was $189.3 million and $126.1 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $63.2 million (or 50%). SWU costs increased as a result of a 75% increase in the average unit cost of SWU sold and a 2% increase in the volume of SWU sold. Uranium costs decreased as a result of a 40% decrease in the volume of uranium sold, partially offset by a 31% increase in the average unit cost of uranium sold. Cost of sales for the nine months ended September 30, 2024 and 2023, included $3.7 million and $3.5 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $51.4 million and $28.2 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $23.2 million (or 82%). Costs incurred for the HALEU Operation Contract increased by $21.8 million due to the transition from Phase 1 to Phase 2 in late 2023. For details on HALEU Operation Contract accounting, refer to Technical Solutions Segment above. The remaining increase was attributable to costs incurred under other contracts.

Gross Profit

Gross profit for the LEU segment was $38.7 million and $60.8 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $22.1 million (or 36%). The decrease for the nine months ended September 30, 2024 was due primarily to the decrease in margin on SWU sales due to the specific contract and pricing mix of SWU contracts and the timing of their deliveries period over period. This was reflected by a decrease in the average profit margin per SWU, partially offset by an increase in the volume of SWU sold.

Gross profit for the Technical Solutions segment was $11.0 million and $1.5 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $9.5 million (or 633%). The increase was primarily attributable to the transition from Phase 1 to Phase 2 of the HALEU Operation Contract in late 2023.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Gross profit	$8.9	$11.3	$(2.4)	(21)%
Advanced technology costs	4.1	3.3	0.8	24%
Selling, general and administrative	10.0	9.5	0.5	5%
Amortization of intangible assets	2.4	1.4	1.0	71%
Operating loss	(7.6)	(2.9)	(4.7)	(162)%
Nonoperating components of net periodic benefit loss (income)	0.8	(0.6)	1.4	233%
Interest expense	0.1	0.4	(0.3)	(75)%
Investment income	(2.6)	(2.3)	(0.3)	(13)%
Other expense (income), net	—	(1.0)	1.0	100%
Income (loss) before income taxes	(5.9)	0.6	(6.5)	(1,083)%
Income tax benefit	(0.9)	(7.6)	6.7	88%
Net income (loss) and comprehensive income (loss)	$(5.0)	$8.2	$(13.2)	(161)%

Amortization of Intangible Assets

Amortization of intangible assets was $2.4 million and $1.4 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $1.0 million (or 71%). Amortization expense for the intangible asset related to the September 2014 sales backlog is a function of SWU sales volume under that backlog, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to a loss of $0.8 million and income of $0.6 million for the three months ended September 30, 2024 and 2023, respectively, a change of $1.4 million (or 233%). Nonoperating components of net periodic benefit income consist primarily of the expected return on plan assets and the remeasurement related to lump sum payouts, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Benefit

Income tax benefit was $0.9 million and $7.6 million for the three months ended September 30, 2024 and 2023, respectively, a decrease of $6.7 million (or 88%). Income tax benefit for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. In addition, a decrease to the federal tax valuation allowance of $7.7 million was recorded during the three months ended September 30, 2023. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2023.

Net Income (Loss) and Comprehensive Income (Loss)

Net income (loss) netted to a loss of $5.0 million and income of $8.2 million for the three months ended September 30, 2024 and 2023, respectively, a change of $13.2 million (or 161%). The change of $13.2 million was primarily attributable to a decrease of $6.7 million in income tax benefit and a decrease of $4.9 million in gross profit from the LEU segment, partially offset by an increase of $2.5 million in gross profit from the Technical Solutions segment.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Gross profit	$49.7	$62.3	$(12.6)	(20)%
Advanced technology costs	13.9	10.8	3.1	29%
Selling, general and administrative	25.7	27.5	(1.8)	(7)%
Amortization of intangible assets	7.2	4.2	3.0	71%
Operating income	2.9	19.8	(16.9)	(85)%
Nonoperating components of net periodic benefit loss (income)	(15.4)	0.1	(15.5)	(15,500)%
Interest expense	0.8	0.9	(0.1)	(11)%
Investment income	(7.8)	(6.4)	(1.4)	(22)%
Other expense (income), net	0.1	(1.0)	1.1	110%
Income before income taxes	25.2	26.2	(1.0)	(4)%
Income tax expense (benefit)	5.7	(1.9)	7.6	400%
Net income and comprehensive income	$19.5	$28.1	$(8.6)	(31)%

Advanced Technology Costs

Advanced technology costs were $13.9 million and $10.8 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $3.1 million (or 29%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge manufacturing capability.

Selling, General and Administrative

Selling, general and administrative costs were $25.7 million and $27.5 million for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1.8 million (or 7%). This decrease was due primarily to a decrease in employee-related expenses, including equity related compensation.

Amortization of Intangible Assets

Amortization of intangible assets was $7.2 million and $4.2 million in the nine months ended September 30, 2024 and 2023, respectively, an increase of $3.0 million (or 71%). Amortization expense for the intangible asset related to the September 2014 backlog is a function of SWU sales volume under that backlog, and amortization expense for the intangible asset related to customer relationships is amortized on a straight-line basis.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to income of $15.4 million and a loss of $0.1 million for the nine months ended September 30, 2024 and 2023, respectively, a change of $15.5 million (or 15,500%). The change is primarily due to the $16.8 million remeasurement gain driven by the partial annuitization of two pension plans in May 2024. The remaining change is primarily related to the expected return on plan assets, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Income Tax Expense (Benefit)

Income tax expense was $5.7 million and income tax benefit was $1.9 million in the nine months ended September 30, 2024 and 2023, respectively, a change of $7.6 million (or 400%). Income tax expense (benefit) for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. In addition, a decrease to the federal tax valuation allowance of $7.7 million was recorded during the nine months ended September 30, 2023. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2023.

Net Income and Comprehensive Income

Net income was $19.5 million and $28.1 million in the nine months ended September 30, 2024 and 2023, respectively, a decrease of $8.6 million (or 31%). The decrease was primarily attributable to a decrease of $22.1 million in gross profit in the LEU segment and an increase in income tax expense of $7.6 million, partially offset by an increase of $15.5 million in nonoperating components of net periodic benefit income and an increase of $9.5 million in gross profit from the Technical Solutions segment.

Liquidity and Capital Resources

As of September 30, 2024, the Company had a consolidated cash and cash equivalents balance of $194.3 million. In addition, there was $29.8 million of restricted cash related to three inventory loans, which required a cash deposit into an escrow fund. See Note 3, Cash, Cash Equivalents, and Restricted Cash of the Consolidated Financial Statements. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the May 2024 enactment of the Import Ban Act and our ability to obtain additional waivers thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

Capital expenditures of approximately $22.5 million are anticipated over the next 12 months.

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

On May 28, 2024, the Company entered into an agreement with an insurer (“Insurer”) for two of its defined benefit plans to purchase a group annuity contract and transferred approximately $234 million of its pension plan obligations to the insurer. The purchase of the group annuity contract was funded directly by the assets of the pension plan of approximately $224 million. The purchase resulted in a transfer of future benefit obligations and administrative responsibilities for more than 1,000 beneficiaries effective September 1, 2024.

During the third quarter of 2024, the Company transferred $15.4 million of pension plan assets and the related obligations under two participating group annuity contracts to two non-participating group additional agreements for two of its defined benefit plans. The purchase resulted in a transfer of future benefit obligations and administrative responsibilities for more than 400 beneficiaries effective October 1, 2024.

The Company recognized income related to these events of $0.2 million $16.8 million in the three and nine months ended September 30, 2024, respectively, in Nonoperating Components of Net Periodic Benefit Loss (Income) in the Consolidated Statements of Operations.

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

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(20.9)	$(8.8)
Cash used in investing activities	(3.4)	(1.1)
Cash provided by financing activities	17.4	13.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.6)
Increase (decrease) in cash, cash equivalents and restricted cash	$(6.9)	$3.4

Operating Activities

For the nine months ended September 30, 2024, net cash used in operating activities was $20.9 million. The net decrease was primarily due to approximately $262 million of disbursements for operations, of which approximately $203 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs. These cash outflows were partially offset by approximately $241 million in cash collections, the majority of which is customer collections.

For the nine months ended September 30, 2023, net cash used in operating activities was $8.8 million. The net decrease was primarily due to approximately $251 million of disbursements for operations, of which approximately $200 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs. These cash outflows were partially offset by approximately $242 million in cash collected from customers, investment income, and reimbursements for postretirement health and life benefits paid by the Company.

Investing Activities

Capital expenditures were $3.4 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Financing Activities

For the nine months ended September 30, 2024 and 2023, cash of $23.4 million and $23.2 million, respectively, was provided from the net proceeds related to the issuance of 567,491 and 722,568 shares, respectively, of Class A Common Stock under ATM offerings. For both the nine months ended September 30, 2024 and 2023, payments of $6.1 million of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes maturing in February 2027.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$194.3	$201.2
Accounts receivable	19.1	49.4
Inventories, net	189.9	222.1
Current debt	(6.1)	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(147.7)	(165.0)
Other current assets and liabilities, net	(49.5)	(87.3)
Working capital	$200.0	$214.3

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

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (File No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered.

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 115,661 and 567,491 shares of its Class A Common Stock at the market price in the three and nine months ended September 30, 2024, respectively, for a total of $4.6 million and $24.5 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $4.5 million and $23.8 million in the three and nine months ended September 30, 2024, respectively. Additionally, the Company recorded direct costs of less than $0.1 million and $0.1 million in the three and nine months ended September 30, 2024, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024.

Pursuant to a separate sales agreement with its Agents, the Company sold, through its ATM offering at the market price, an aggregate of 0 and 722,568 shares of its Class A Common Stock in the three and nine months ended September 30, 2023, respectively, for a total of $0 and $24.4 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $0 and $23.4 million in the three and nine months ended September 30, 2023, respectively. Additionally, the Company recorded direct costs of $0 and $0.2 million in the three and nine months ended September 30, 2023, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at September 30, 2024.

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

As of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Modification 11 to Agreement, dated August 14, 2024, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

October 29, 2024	/s/ Kevin J. Harrill
Kevin J. Harrill
Senior Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)