Form 10-Q
period 2025-03-31
CENTRUS ENERGY CORP
filed 2025-05-08
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of May 1, 2025, there were 16,318,066 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
ACO	American Centrifuge Operating LLC, a subsidiary of Centrus
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation, a subsidiary of Centrus
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky, formerly operated by Enrichment Corp.
Piketon	Production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to 1993, a wholly-owned government corporation prior to its privatization in July 1998

Other Terms and Abbreviations
2.25% Convertible Notes	2.25% Convertible Senior Notes, maturing November 2030 unless repurchased, redeemed or converted
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
5B Cylinders	Storage cylinders for HALEU UF6 produced by the cascade
8.25% Notes	8.25% Notes, originally maturing February 2027, redeemed in March 2025
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

ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At the Market
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share
Common Stock	Class A Common Stock and Class B Common Stock
D&D	Decontamination & Decommissioning
DOC	U.S. Department of Commerce
DOE	U.S. Department of Energy
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
HALEU	High Assay Low-Enriched Uranium
HALEU Deconversion Contract	An IDIQ contract awarded by DOE to ACO on October 4, 2024 for the deconversion of HALEU
HALEU Demonstration Contract	Three-year, $115.0 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO
HALEU Production Contract	An IDIQ contract awarded by DOE to ACO on October 16, 2024 for the production of HALEU
HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IDIQ	Indefinite Delivery, Indefinite Quantity

IEA	International Energy Agency
Import Ban Act	The “Prohibiting Russian Uranium Imports Act” enacted in May 2024 that bans imports of LEU from Russia into the U.S., effective August 11, 2024, subject to issuance of waivers by the DOE
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
LEU Production Contract	An IDIQ contract awarded by DOE to ACO on December 10, 2024 for expansion of domestic LEU production
Natural Uranium	Raw material needed to produce LEU and HALEU
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by Enrichment Corp. with Orano in 2018
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
RFP	Request for Proposal
Rights Agreement	Section 382 Rights Agreement, dated as of April 6, 2016, by and among the Company and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as amended
Rosatom	Russian State Atomic Energy Corporation
RSA	1992 Russian Suspension Agreement, as amended
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

Risks related to the war in Ukraine primarily include:
•risks related to the geopolitical conflicts and the imposition of sanctions or other measures, including bans or tariffs, by (i) the U.S. or foreign governments and institutions such as the EU, (ii) organizations (including the United Nations or other international organizations), or (iii) entities (including private entities or persons), that could directly or indirectly impact our financial position or ability to obtain, deliver, transport, or sell LEU or the SWU and natural uranium hexafluoride components of LEU delivered to us under the TENEX Supply Contract or other supply contracts or make related payments or deliveries of natural uranium hexafluoride to TENEX;
•risks related to laws or other government measures that ban, delay or restrict (i) imports of Russian LEU into the United States, including but not limited to the Import Ban Act, or (ii) transactions with Rosatom or its subsidiaries, which include TENEX or (iii) exports of Russian LEU from Russia to the United States or any entity that is a U.S. entity or that transacts with a U.S. entity, including but not limited to the Russian Decree;
•risks related to our potential inability to secure additional U.S. government waivers from the Import Ban Act in a timely manner or at all in order to allow us to continue importing Russian LEU under the TENEX Supply Contract or implementing the TENEX Supply Contract;
•risks related to TENEX’s refusal or its prohibition or inability to deliver, or timely deliver, LEU to us for any reason including (i) U.S. or foreign government sanctions, bans, or decrees imposed on LEU from Russia or on TENEX, (ii) TENEX being unable, prohibited or unwilling to receive payments, receive the return of natural uranium hexafluoride, or conduct other activities related to the TENEX Supply Contract, (iii) TENEX elects, or is directed (including by its owner or the Russian government), to limit, pause or stop transactions with us or with the United States or other countries or (iv) TENEX is unable to secure specific export licenses from the Russian authorities as required by the Russian Decree for each shipment or secure them in a timely manner to ship Russian LEU to the United States, or such export licenses, once secured, are subsequently rescinded prior to shipment;

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
•risk related to change in laws, tariffs or other government measures that would lift, lower or relax such laws, tariffs or government measures to allow the importation of LEU, or increase its cost, from Russia or other countries with restrictions;
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
•risks related to existing or new trade barriers, and related to contract terms, that limit our ability to procure LEU for, or sell, transport or deliver LEU to, customers;
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

Risks related to operational factors primarily include:
•risks related to DOE not issuing any major task orders to any contract awardee under any of the HALEU Production Contract, LEU Production Contract, or HALEU Deconversion Contract;
•risks related to the Company not winning a task order under the HALEU Production Contract, LEU Production Contract and HALEU Deconversion Contract to expand the capacity of the American Centrifuge plant;
•risks related to DOE not providing adequate share of the appropriated funding to the Company under any of the HALEU Production Contract, LEU Production Contract, or HALEU Deconversion Contract;
•risks related to our ability to secure financing to expand our plant for LEU or HALEU or expand it to the level that would make it commercially viable;
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
•risks related to changes to the U.S. government’s appropriated funding levels for HALEU Operation Contract due to changes in U.S. government policy or other reasons;
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
•risks related to actions, including investigations, reviews or audits, that may be taken by the U.S. government, the Russian government, or other governments that could affect our ability to perform under our contractual obligations or the ability of our sources of supply to perform under their contractual obligations to us;
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
•risks related to the recent U.S. federal government administration’s reliance on executive orders to implement regulatory or trade policy and objectives, which could exacerbate regulatory or, private or public, financing unpredictability;
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

For a more detailed discussion of these risks and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see our Annual Report on Form 10-K for the year ended December 31, 2024. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results.

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$653.0	$671.4
Accounts receivable	38.7	80.0
Inventories	429.6	161.6
Deferred costs associated with deferred revenue	63.9	63.9
Other current assets	37.5	38.3
Total current assets	1,222.7	1,015.2
Property, plant and equipment, net of accumulated depreciation of $5.5 million and $5.3 million as of March 31, 2025 and December 31, 2024, respectively	11.2	9.4
Deposits for financial assurance	2.7	2.6
Intangible assets, net	28.5	29.6
Deferred tax assets	21.8	29.3
Other long-term assets	7.0	7.3
Total assets	$1,293.9	$1,093.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$32.5	$38.8
Payables under inventory purchase agreements	85.1	29.5
Inventories owed to customers and suppliers	203.9	16.2
Deferred revenue and advances from customers	216.5	216.4
Short-term inventory loans	39.8	39.8
Current debt	—	6.1
Total current liabilities	577.8	346.8
Long-term debt	389.5	472.5
Postretirement health and life benefit obligations	72.5	74.6
Pension benefit liabilities	3.9	4.0
Long-term inventory loans	28.3	26.2
Other long-term liabilities	8.0	7.9
Total liabilities	1,080.0	932.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 16,316,821 and 16,045,916 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1.6	1.6
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of March 31, 2025 and December 31, 2024	0.1	0.1
Excess of capital over par value	261.9	236.5
Accumulated deficit	(49.1)	(76.3)
Accumulated other comprehensive loss	(0.6)	(0.5)
Total stockholders’ equity	213.9	161.4
Total liabilities and stockholders’ equity	$1,293.9	$1,093.4
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Separative work units	$51.3	$23.6
Uranium	—	—
Technical solutions	21.8	20.1
Total revenue	73.1	43.7
Cost of Sales:
Separative work units and uranium	20.1	23.1
Technical solutions	20.1	16.3
Total cost of sales	40.2	39.4
Gross profit	32.9	4.3
Advanced technology costs	3.0	5.7
Selling, general and administrative	8.3	8.1
Amortization of intangible assets	1.1	1.1
Operating income (loss)	20.5	(10.6)
Nonoperating components of net periodic benefit loss	0.9	0.1
Interest expense	3.4	0.4
Investment income	(7.3)	(2.8)
Extinguishment of long-term debt	(11.8)	—
Other expense, net	0.1	0.1
Income (loss) before income taxes	35.2	(8.4)
Income tax expense (benefit)	8.0	(2.3)
Net income (loss) and comprehensive income (loss)	$27.2	$(6.1)

Net income (loss) per share:
Basic	$1.60	$(0.38)
Diluted	$1.60	$(0.38)
Average number of common shares outstanding (in thousands):
Basic	16,982	15,906
Diluted	17,048	15,906

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2025	2024
OPERATING
Net income	$27.2	$(6.1)
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	1.5	1.3
Deferred tax assets	7.5	(2.1)
Equity related compensation	0.5	0.2
Revaluation of inventory borrowings	2.1	0.3
Gain on extinguishment of 8.25% Notes	(11.8)	—
Other reconciling adjustments, net	0.6	0.1
Changes in operating assets and liabilities:
Accounts receivable	41.3	29.5
Inventories	(268.1)	27.2
Inventories owed to customers and suppliers	187.7	(62.7)
Other current assets	0.8	(0.8)
Accounts payable and other liabilities	(6.2)	(5.1)
Payables under inventory purchase agreements	55.6	25.7
Deferred revenue and advances from customers, net of deferred costs	0.1	0.4
Pension and postretirement benefit liabilities	(2.2)	(2.6)
Other changes, net	(0.1)	—
Cash provided by operating activities	36.5	5.3

INVESTING
Capital expenditures	(2.1)	(1.5)
Cash used in investing activities	(2.1)	(1.5)

FINANCING
Proceeds from the issuance of common stock, net	25.2	7.1
Exercise of stock options	—	0.4
Payment of interest classified as debt	(3.5)	(3.1)
Payment of principal to redeem 8.25% Notes	(74.3)	—
Cash provided by (used in) financing activities	(52.6)	4.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)

Increase (decrease) in cash, cash equivalents and restricted cash	(18.3)	8.1
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	704.0	233.8
Cash, cash equivalents and restricted cash, end of period (Note 3)	$685.7	$241.9

Non-cash activities:
Property, plant and equipment included in accounts payable and accrued liabilities	$0.2	$0.1
Equity issuance costs included in accounts payable and accrued liabilities	$—	$0.3
Common stock withheld for tax obligations under stock-based compensation plan	$0.3	$—

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	$—	$1.5	$0.1	$180.5	$(149.5)	$(0.3)	$32.3
Net loss for the three months ended March 31, 2024	—	—	—	—	(6.1)	—	(6.1)
Issuance of common stock	—	—	—	7.5	—	—	7.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.2	—	—	0.2
Balance at March 31, 2024	$—	$1.5	$0.1	$188.2	$(155.6)	$(0.4)	$33.8

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2024	$—	$1.6	$0.1	$236.5	$(76.3)	$(0.5)	$161.4
Net income for the three months ended March 31, 2025	—	—	—	—	27.2	—	27.2
Issuance of common stock	—	—	—	25.2	—	—	25.2
Stock-based compensation shares withheld for employee taxes	—	—	—	(0.3)	—	—	(0.3)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2025	$—	$1.6	$0.1	$261.9	$(49.1)	$(0.6)	$213.9

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of March 31, 2025, and for the three months ended March 31, 2025, and 2024, have been prepared pursuant to the rules and regulations of the SEC. The unaudited Consolidated Balance Sheet as of December 31, 2024, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three months ended March 31, 2025 and 2024, are insignificant.

Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. There has not been a material change to the Company’s accounting policies since that report.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This pronouncement is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. ASU 2023-07 did not have a material impact on the Company’s Consolidated Financial Statements.

Accounting Standards Effective in Future Periods

In December 2023, the FASB issued ASU 2023-09, Income Taxes, to improve the transparency of income tax disclosures, primarily through requiring consistent categories and greater disaggregation in the rate reconciliation and requiring disaggregation of income taxes paid by jurisdiction. This pronouncement is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. Based on the Company’s review, it does not expect the pronouncement to have a material impact on the Company’s Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This pronouncement is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the impact this pronouncement will have on its Consolidated Financial Statements.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended March 31,
	2025	2024
United States	$51.3	$23.6
Foreign	—	—
Revenue - SWU and uranium	$51.3	$23.6

Refer to Note 12, Segment Information, for disaggregation of revenue by segment. Revenue for the LEU segment is derived from the sales of the SWU component of LEU, from sales of both the SWU and uranium components, and from sales of UF6 and U3O8, to electric utility customers and other nuclear fuel related companies. Technical Solutions’ revenue is derived from advanced manufacturing and other technical services provided to the U.S. government and private sector customers. SWU and uranium revenue is recognized when the customer obtains control of the SWU or uranium components. Technical Solutions’ revenue is generally recognized over the contractual period as services are rendered.

Accounts Receivable

	March 31, 2025	December 31, 2024
	(in millions)
Accounts receivable:
Billed	$29.7	$69.8
Unbilled *	9.0	10.2
Accounts receivable	$38.7	$80.0

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	March 31, 2025	December 31, 2024	Year-To-Date Change
Deferred revenue - current	$183.7	$183.6	$0.1
Advances from customers - current	$32.8	$32.8	$—

Previously deferred sales and advances from customers recognized in revenue totaled $0 in both the three months ended March 31, 2025 and 2024, respectively.

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

Technical Solutions Segment

Revenue for the Technical Solutions segment, representing the Company’s uranium enrichment, advanced manufacturing, and other technical services offered to public and private sector customers, is recognized over time as the performance obligation is satisfied or at the point in time in which each performance obligation is fully satisfied.

The Company’s work on HALEU began under the HALEU Demonstration Contract, signed with the DOE in 2019 to construct a cascade of 16 centrifuges to demonstrate production of HALEU for advanced reactors. The DOE reimbursed the Company for 80% of its costs incurred in performing the contract. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. The Company recorded revenue up to the funded amount of $173.0 million and has received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through March 31, 2025. Closeout activities on the HALEU Demonstration Contract are ongoing.

In 2022, the DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the contract to the new, competitively-awarded HALEU Operation Contract that would provide for a longer period of operation and HALEU production than would have been possible under the HALEU Demonstration Contract. On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract which includes production of 900 kilograms of HALEU UF6 per year as well as continued operations and maintenance. The Company is being compensated on a cost-plus-incentive-fee-basis, with an initial Phase 2 contract value of approximately $90.0 million, subject to Congressional appropriations. The DOE owns the HALEU produced from the demonstration cascade. The HALEU Operation Contract also gives DOE the ability to exercise three optional periods to contract for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary for the collection to collect the output of the cascade, but supply chain challenges had created difficulties for DOE in securing enough 5B Cylinders for the entire production year under Phase 2. During time periods when 5B Cylinders were insufficient, the Company was able to continue operations of the cascade, but did not produce HALEU as it did not have 5B Cylinders to store the offtake. Due to these delays, Centrus was unable to achieve delivery of the 900 kilograms of HALEU UF6 for Phase 2. Centrus’ contractual delivery obligation of 900 kilograms by November 2024, was conditioned on DOE’s ability to provide the 5B Cylinders on a timeline that allowed for continuous production throughout Phase 2 of the contract. In light of the delays, on November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025. DOE has increased the Phase 2 contract value and related funding to $152.3 million. Centrus began to receive deliveries of additional 5B Cylinders in October 2024 and expects to have adequate cylinders to produce the minimum amount by the end of Phase 2. The target fee for Phase 2 of the contract is estimated to $7.7 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million.

In accordance with the HALEU Operation Contract, the Company has submitted several change order requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE’s technical direction or contract modifications. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million, without a cost-share provision. DOE is currently obligated for costs up to the current contract value of $8.5 million for the additional scope work.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The HALEU Operation Contract is funded incrementally, and the DOE currently is obligated for costs up to approximately $189.8 million of the $190.2 million estimated transaction price for Phase 1, Phase 2, and the additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $145.8 million through March 31, 2025.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

Remaining Performance Obligations

The Company’s remaining performance obligations represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were $0.7 billion and $0.8 billion as of March 31, 2025, and December 31, 2024, respectively, and extend to 2030.

The remaining performance obligations in the LEU segment primarily related to medium and long-term contracts with fixed commitments, were approximately $0.7 billion at March 31, 2025 and December 31, 2024, respectively, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and include approximately $216.5 million and $216.4 million of Deferred Revenue and Advances from Customers at March 31, 2025, and December 31, 2024, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of the customers’ fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $23.4 million and $28.0 million, as of March 31, 2025, and December 31, 2024, respectively, and extend through 2025. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$653.0	$671.4
Deposits for financial assurance - current (a)	30.0	30.0
Deposits for financial assurance - noncurrent	2.7	2.6
Total cash, cash equivalents and restricted cash	$685.7	$704.0

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $0.1 million and $0.5 million denominated in euros as of March 31, 2025 and December 31, 2024, respectively, and recorded $0.1 million in transaction losses in both the three months ended March 31, 2025 and 2024, respectively.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	March 31, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$29.8	$—	$29.8	$—
Workers Compensation	—	2.6	—	2.5
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$30.0	$2.7	$30.0	$2.6

In 2022, the Company entered into three inventory loans that each required a cash deposit into an escrow fund. In March 2025, the Company repaid two of the three inventory loans. In May 2025, the Company received $18.6 million of restricted cash which was released from escrow (see Note 4, Inventories). The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by the Company. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance.

4. INVENTORIES

Centrus holds uranium at licensed locations (e.g., fabricators) in the form of natural uranium hexafluoride and as the uranium component of LEU in transit to meet book transfer requests by customers and suppliers. Centrus also holds SWU as the SWU component of LEU at licensed locations or in transit to meet book transfer requests by customers and suppliers. Fabricators process LEU into fuel for use in nuclear reactors. The components of the Company’s inventories are as follows (in millions):

	March 31, 2025			December 31, 2024
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$17.8	$—	$17.8	$5.0	$2.5	$2.5
Uranium	411.8	203.9	207.9	156.6	13.7	142.9
Total	$429.6	$203.9	$225.7	$161.6	$16.2	$145.4

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or net realizable value.

The Company may borrow SWU or uranium from customers, suppliers or fabricators, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using projected and forecasted purchase price over the borrowing period.

In the first quarter of 2025, the Company repaid two SWU inventory loans borrowed from a customer valued at $26.5 million by utilizing an advance of SWU from the fabricator under an existing optimization agreement.

The Company performs quarterly revaluations of Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $2.1 million and $0.3 million, for the three months ended March 31, 2025 and 2024, respectively.

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

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$46.8	$7.8	$54.6	$46.8	$7.8
Customer relationships	68.9	48.2	20.7	68.9	47.1	21.8
Total	$123.5	$95.0	$28.5	$123.5	$93.9	$29.6

6. DEBT

A summary of debt is as follows (in millions):

		March 31, 2025		December 31, 2024
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$—	$—	$74.3
Interest		—	—	6.1	9.2
2.25% Convertible Notes:	Nov. 2030
Principal		—	402.5	—	402.5
Total		$—	$402.5	$6.1	$486.0

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt. As of March 31, 2025, none of the 8.25% Notes remained outstanding.

Interest on the Company’s 8.25% Notes was payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes were included in the carrying value of the 8.25% Notes. As a result, interest payments were reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of March 31, 2025 and December 31, 2024, $0 and $6.1 million, respectively, of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets.

2.25% Convertible Notes

On November 7, 2024, the Company issued, in a Rule 144A offering, the 2.25% Convertible Notes with an aggregate principal amount of $402.5 million, due November 1, 2030, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the 2.25% Convertible Notes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025. The Company incurred approximately $13.8 million in issuance costs related to the issuance of the 2.25% Convertible Notes. The carrying amount of the 2.25% Convertible Notes as of March 31, 2025 of $389.5 million, includes the remaining principal outstanding of $402.5 million, net of total unamortized debt discounts and deferred debt issuance costs of $13.0 million.

The 2.25% Convertible Notes are classified as a non-current liability in the consolidated balance sheets and no embedded features, inclusive of the conversion option, require bifurcation as an embedded derivative. Issuance costs were recorded as a reduction to the principal balance of the 2.25% Convertible Notes and will be amortized as interest expense using the effective interest method over the contractual term. A summary of interest expense and amortization of debt issuance costs is as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Contractual interest expense (2.25% coupon)	$2.3	$—
Amortization of debt issuance costs and discount	0.5	—
Convertible Notes interest expense	$2.8	$—

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

If certain corporate events that constitute a “fundamental change”, such as business combination transactions involving the Company, shareholder approval of liquidation or dissolution of the Company, and certain de-listing events with respect to the Company’s Class A Common Stock, occur at any time, holders may, subject to certain exceptions, require the Company to purchase their notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2.25% Convertible Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$653.0	$—	$—	$653.0	$671.4	$—	$—	$671.4
Deferred compensation asset (a)	0.4	—	—	0.4	0.4	—	—	0.4

Liabilities:
Deferred compensation obligation (a)	$0.4	$—	$—	$0.4	$0.4	$—	$—	$0.4

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

Other Financial Instruments

As of March 31, 2025, and December 31, 2024, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	March 31, 2025			December 31, 2024
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$—	(b)	$—	$89.6	(b)	$73.6
2.25% Convertible Notes	$389.5	(c)	$375.8	$389.0	(c)	$403.8
(a) Based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs.
(b)    As of March 31, 2025, the carrying value of the 8.25% Notes consists of the principal balance of $0 due to the redemption of the 8.25% notes in March 2025. As of December 31, 2024, the carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.
(c)As of March 31, 2025 and December 31, 2024, the carrying value of the 2.25% Convertible Notes is net of $13.0 million and $13.5 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees. Currently, we have one qualified defined benefit pension plan, one postretirement health and life benefit plan and two disqualified plans.

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Service costs	$0.1	$0.5
Interest costs	0.4	3.8
Amortization of prior service costs (credits), net	—	(0.1)
Expected return on plan assets (gains)	(0.5)	(4.6)
Net periodic benefit costs (credits)	$—	$(0.4)

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended March 31,
	2025	2024
Interest costs	$1.1	$1.1
Net periodic benefit costs	$1.1	$1.1

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit (credits) costs are reported as Nonoperating Components of Net Periodic Benefit Loss (Income).

9. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income (loss) per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards, including restricted stock, stock options, and stock appreciation rights and notional stock units. No dilutive effect is recognized in a period in which a net loss has occurred.
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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income (loss) per share are as follows:

	Three Months Ended March 31,
	2025	2024
Numerator (in millions):
Net income (loss)	$27.2	$(6.1)

Denominator (in thousands):
Average common shares outstanding - basic	16,982	15,906
Potentially dilutive shares related to stock compensation awards	66	—
Potentially dilutive shares related to 2.25% Convertible Notes	—	—
Average common shares outstanding - diluted	17,048	15,906

Net income (loss) per share (in dollars):
Basic	$1.60	$(0.38)
Diluted	$1.60	$(0.38)

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	—	118

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

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 258,197 and 176,628 shares of its Class A Common Stock at the market price in the three months ended March 31, 2025 and 2024, respectively, for a total of $26.1 million and $7.4 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $25.4 million and $7.1 million in the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company recorded direct costs of $0.1 million in both the three months ended March 31, 2025 and 2024, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024.

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

The Sixth Amendment was approved by the Board on May 28, 2024, and made clarifying changes relating to the definition of “Beneficial Owner”, “beneficially owned” and “Beneficial Ownership” contained in the Rights Agreement.

Awards under Executive Incentive Plan

Under the Company’s 2019 Equity Incentive Plan, participating employees are eligible to receive grants of equity awards such as restricted stock, restricted stock units, notional stock units and SARs, and other stock-based awards.

In March 2022, 2023, and 2024 and in February 2025, restricted stock units were granted to participating executives with a vesting period ending in March 2025, 2026, 2027, and 2028 respectively. The restricted stock unit awards are time based and payable in shares of the Company’s Class A Common Stock subject to the Company achieving a threshold level of cumulative net income over the vesting period. The grant-date fair value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

The Class A Common Stock issued for the 2021-2023 performance period were issued in March 2024. The Company withheld $0.1 million of shares to fund the tax withholding obligations of the share recipients under the terms of the stock-based compensation plan.

The Class A Common Stock issued for the 2022-2024 performance period were issued in March 2025. The Company withheld $0.3 million of shares to fund the tax withholding obligations of the share recipients under the terms of the stock-based compensation plan.

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

The TENEX Supply Contract originally was signed with commitments through 2022, but was modified in 2015 to give the Company the right to reschedule certain original commitments of SWU quantities into the period 2023 and beyond, in return for the purchase of additional SWU quantities in those years. The Company has exercised this right to reschedule SWU quantities in each year through December 31, 2024. As a result of exercising this right, the Company has purchase commitments that could extend to 2028.

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

On November 27, 2023, the Company, Enrichment Corp. and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Joshua Shaw in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Shaw Complaint”). Joshua Shaw was diagnosed with Acute Myeloid Leukemia (“AML”) in August 2008 and after going through chemotherapy continues to experience aftereffects of AML, including anxiety and fatigue. The Shaw Complaint alleges that the defendants released radiation into the environment exposing Mr. Shaw to radiation in violation of the Price-Anderson Act and causing Mr. Shaw’s AML and other injuries. Mr. Shaw seeks monetary damages in the nature of past and future medical expenses for treatment and care, pain and suffering and punitive damages, among others. On February 26, 2024, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the Shaw Complaint, which was thereafter amended on March 14, 2024. On March 28, 2024, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the amended Shaw Complaint, and, on May 31, 2024 filed their reply to support their motion to dismiss the amended Shaw Complaint. On March 31, 2025, the Court did not grant our motion to dismiss the Complaint for being time-barred. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue
LEU segment:
Separative work units	$51.3	$23.6
Uranium	—	—
Total	51.3	23.6
Technical Solutions segment	21.8	20.1
Total revenue	$73.1	$43.7

Cost of Sales
LEU segment:
Separative work units and uranium	$20.1	$23.1
Total	20.1	23.1
Technical Solutions segment	20.1	16.3
Total cost of sales	$40.2	$39.4

Segment Gross Profit
LEU segment	$31.2	$0.5
Technical Solutions segment	1.7	3.8
Gross profit	$32.9	$4.3

Reconciliation to Income before income taxes
Advanced technology costs	$3.0	$5.7
Selling, general and administrative	8.3	8.1
Amortization of intangible assets	1.1	1.1
Nonoperating components of net periodic benefit loss	0.9	0.1
Interest expense	3.4	0.4
Investment income	(7.3)	(2.8)
Extinguishment of long-term debt	(11.8)	—
Other expense, net	0.1	0.1
Income (loss) before income taxes	$35.2	$(8.4)

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to the chief operating decision maker (“CODM”), the CEO. The CODM uses revenue, cost of sales and gross profit to allocate resources (including personnel and financial or capital resources) for each segment, predominantly in the annual budget and quarterly financial review and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using revenue, cost of sale and gross profit when making decisions about allocating capital and personnel to the segments. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Consolidated Balance Sheet, were located in the United States as of March 31, 2025 and December 31, 2024.

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended March 31, 2025, one customer in the LEU segment individually represented $47.6 million of revenue and one customer in the Technical Solutions segment individually represented $21.7 million of revenue.

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

This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the results discussed in the forward-looking statements particularly in light of the economic, social, and market uncertainty created by, among other things, the war in Ukraine and changes in laws, tariffs or other government measures. See “Forward-Looking Statements” at the beginning of this Quarterly Report on Form 10-Q.

Overview

Centrus Energy Corp., a Delaware corporation (“Centrus,” the “Company”, “we” or “us”), is a trusted supplier of nuclear fuel components for the nuclear power industry, which provides a reliable source of carbon free energy and provides enrichment and technical services for public and private customers. References to “Centrus”, the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context indicates otherwise.

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

LEU is a critical component in the production of nuclear fuel for reactors that produce electricity. We supply LEU and its components to both domestic and international utilities for use in nuclear reactors worldwide. We provide LEU from multiple sources, including medium- and long-term supply contracts, and spot purchases and our inventory. As a long-term supplier of LEU to our customers, our objective is to provide value through the reliability and diversity of our supply sources.

Published spot price indicators for SWU reached previous historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a period of price increases, which reached $195 per SWU by December 31, 2024, which surpassed the previous historic high. As of March 31, 2025, spot prices were $190 per SWU. This represents a decrease of 3% since the beginning of the year but an increase of 459% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of the war in Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy. The contemplation of imposition of tariffs on LEU, and if ultimately imposed, may put additional upward pressure on the price of SWU.

When Russian supply is included, the uranium enrichment segment of the global nuclear fuel market is oversupplied. But without Russian supply, the global market for uranium enrichment would be undersupplied. Further, it is not clear that there are sufficient inventories of enriched uranium in the United States to compensate for a loss of Russian supply, absent new capacity that will take a number of years to deploy. A report issued by the International Atomic Energy Agency in 2023 reported that while U.S. utilities may have enough inventory to cover one reload of their reactors, “truly strategic physical stockpiles are almost non-existent.”1

Changes in the supply-demand balance and in the competitive landscape arising from the war in Ukraine or the imposition of tariffs, may affect pricing trends, change customer spending patterns, and create additional uncertainty in the uranium market. At the same time, uncertainty remains about future demand for nuclear power generation. To address such changes and uncertainty, we continue to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

The Company’s work on HALEU began under the HALEU Demonstration Contract, signed with the DOE in 2019 to construct a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. Closeout activities on the HALEU Demonstration Contract are ongoing. In 2022, the DOE elected to change the scope of the HALEU Demonstration Contract and moved the operational portion of the contract to the new, competitively-awarded HALEU Operation Contract that would provide for a longer period of operation and HALEU production than would have been possible under the HALEU Demonstration Contract.

On November 10, 2022, the DOE notified Centrus that the Company had been awarded the HALEU Operation Contract and work began on December 1, 2022. The base contract value was approximately $150.0 million with two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract which includes production of 900 kilograms of HALEU UF6 per year as well as continued operations and maintenance. The DOE owns the HALEU produced from the demonstration cascade, and Centrus is being compensated on a cost-plus-incentive-fee basis, with an initial Phase 2 contract value of approximately $90.0 million, subject to Congressional appropriations. DOE has increased the Phase 2 contract value and related funding to $152.3 million. The HALEU Operation Contract also gives DOE options to pay for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Concurrently, pursuant to an amendment to our lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

1 International Atomic Energy Agency, “Global Inventories of Secondary Uranium Supplies” (IAEA-TECDOC-2030), p. 54 (2023).

Under the HALEU Operation Contract, DOE is contractually required to provide the 5B Cylinders necessary to collect the output of the cascade, but ongoing supply chain challenges had created difficulties for DOE in securing enough 5B Cylinders for the entire production year under Phase 2. During the time periods when 5B Cylinders were insufficient, the Company was able to continue operations of the cascade, but did not produce HALEU as it did not have cylinders to store the enriched uranium. Due to these delays, Centrus was unable to achieve delivery of the 900 kilograms of HALEU UF6 for Phase 2 by November 2024. In light of these delays, on November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025. In accordance with the HALEU Operation Contract, the Company has submitted several change requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE’s technical direction. Centrus delivered approximately 670 kilograms of HALEU UF6 to DOE through March 31, 2025. The target fee for Phase 2 of the contract was estimated to be $7.7 million based on the estimated costs for the contract and is subject to a contract minimum fee of $6.9 million.

While the obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE, Centrus has worked to help the DOE to secure additional cylinders. To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received technical direction and a contract modification from the DOE to procure compliant 5B Cylinders and components. Centrus began to receive deliveries of additional 5B Cylinders in October 2024 and believes it has adequate cylinders to complete Phase 2.

The DOE continues to pursue the availability of HALEU for the ARDP and for the advanced reactor market and the availability of domestically enriched uranium in a quantity that would be sufficient to address a supply disruption and gaps in domestic production and enrichment and has issued separate RFPs for the deconversion of HALEU, the production of HALEU and domestic production of LEU. The DOE awarded multiple IDIQ contracts to the successful bidders, after which the awardees will compete for individual task orders. The total aggregate funding to be awarded under the contracts is $3.4 billion with a minimum of $2.0 million for each contract which is partly funded through the IRA. Executive Order 14154, issued on January 20, 2025, directed executive agencies of the U.S. federal government to pause the distribution of federal funding, including funding appropriated under the IRA, pending a review of programs for issuing grants, loans, contracts, or any other financial disbursements. The timing of the pause and subsequent review, as well as the outcome of such review, remain uncertain.

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

On November 6, 2024, DOE issued requests for task order proposals under the HALEU Deconversion Contract and the HALEU Enrichment Contracts. DOE contemplates issuing the task orders on a time-and-material basis with a two year period of performance for the purpose of describing the technical approach and price in an optimization study to support DOE in establishing the commercial production of HALEU and commercial deconversion of HALEU, respectively. On January 9, 2025, we submitted our proposals in response to these requests for task order proposals. As of the filing of this Form 10-Q, no task orders have been awarded under the HALEU Deconversion Contract and the HALEU Enrichment Contract.

On March 30, 2025, the Company submitted its proposal in response to a request for task order from the DOE for a report and additional deliverables under the LEU Production Contract. On April 11, 2025, the Company was awarded a time and materials task order with a total award ceiling of approximately $0.5 million.

Meanwhile, on November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and the expansion of its manufacturing capacity at our facility in Oak Ridge, Tennessee. The Company is investing approximately $60.0 million over an 18 month period in this effort, which will help lay the groundwork to support a potential large-scale expansion of uranium enrichment in Piketon, Ohio.

The Qualifying Advanced Energy Project Credit (“§48C”) was established by the American Recovery and Reinvestment Act of 2009 and renewed and expanded under the Inflation Reduction Act of 2022 (“IRA”). The §48C program aims to strengthen U.S. industrial competitiveness and clean energy supply chains. On October 18, 2024, the Company submitted an application for a clean energy manufacturing and recycling project associated with re-equipping our manufacturing property at our manufacturing facility in Oak Ridge. This will recreate a viable enrichment supply chain and allow ACO to manufacture centrifuge parts to be used in centrifuge machines to enrich uranium. Our application requested an allocation of $62.4 million based on a qualified investment in eligible property of $208.0 million made by Centrus. On January 10, 2025, the Company was informed that the Internal Revenue Service (“IRS”) granted our request for a $62.4 million credit allocation for this facility. Centrus now has two years from that date to provide evidence that the requirements of the credit have been met thus certifying our credit allocation. Upon certification of our credit allocation, we then have two years from that date to notify the DOE that the qualified investment in eligible property is placed in service to receive the credit allocation. It is uncertain how Executive Order 14154 will impact the IRS determination regarding our application request. For further details refer to Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.

On December 20, 2024, the DOE’s National Nuclear Security Administration (“NNSA”) announced that it had released a Request for Information (“RFI”) for industry input on an AC100 Deployment Demonstration to address the need for a new domestic uranium enrichment capability. This AC100 deployment demonstration will provide a limited early production capability, demonstrate one of the available centrifuge technologies, and reduce risk to meeting the NNSA defense mission requirements. The deployment demonstration will provide NNSA with data required to determine which technology or technologies may be deployed for the full range of NNSA defense mission requirements. This effort is consistent with NNSA’s approach to meet its defense mission requirements by incrementally deploying centrifuge technologies, with candidates including the AC100 centrifuge and the Domestic Uranium Enrichment Centrifuge Experiment (“DUECE”) centrifuge being developed by Oak Ridge National Laboratory (“ORNL”). NNSA’s incremental approach enables the phase-in of LEU production capacity as soon as possible to ensure timely delivery of LEU for defense mission requirements. On February 4, 2025, the Company submitted its response to the RFI.

On November 7, 2024, the Company issued 2.25% Convertible Notes with an aggregate principal amount of $402.5 million, due November 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the 2.25% Convertible Notes were to be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes. Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt.

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

While the monthly price indicators have increased for several years, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. However, without Russian supply, the global market would be undersupplied for uranium enrichment. Recent data from the International Trade Commission shows a significant increase in the importation of enriched uranium into the U.S. from China in 2023 and 2024. If this trend continues, it will likely result in significant changes in the competitive landscape that will affect pricing trends and customer spending patterns and create uncertainty and likely have a negative impact on our business. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

According to the WNA, as of March 2025, there were 66 reactors under construction worldwide, approximately one-half of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years, although natural gas prices in the U.S. electricity sector tripled between 2020 and 2022 according to data from the U.S. Energy Information Administration (“EIA”). Eight U.S. reactors have prematurely shut down in the past ten years, and others could shut down in the next few years. At the same time, construction was completed and commercial operations began in the second quarter of 2024 on one large reactor and two formerly shutdown reactors have plans to restart. In 2023, the DOE released a report outlining a pathway to deployment of approximately 200 gigawatts of additional capacity by 2050, which would triple the nuclear energy capacity in the United States.

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

The war in Ukraine escalated tensions between Russia and the international community. As a result, the United States and other countries imposed, including through the U.S.’s enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions, tariffs, and export controls against certain Russian products, services, organizations, and/or individuals. Such additional restrictions could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, tariffs or sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the current validity of the permit for continued shipments of LEU imports.

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

On November 14, 2024 the government of the Russian Federation passed the Russian Decree, effective through December 31, 2025, that rescinded TENEX’s general license to export LEU to the United States or to entities registered in the United States. Accordingly, TENEX is required to obtain a specific export license from the Russian authorities for each shipment to Centrus through 2025. Except for the initial delay, TENEX has received specific licenses to satisfy shipments to Centrus in the regular course of business. But Centrus has been informed that there is no certainty whether additional licenses will be issued by the Russian authorities and if issued, whether they will be issued in a timely manner and not rescinded prior to the shipment taking place.

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

On April 15, 2025, the President of the United States signed an Executive Order initiating a Department of Commerce investigation under Section 232 of the Trade Expansion Act of 1962, to determine whether imports of processed critical minerals, including uranium, and their derivative products threaten to impair national security. The Executive Order acknowledges the United States manufacturing and defense industrial bases’ dependence on foreign sources, which are at risk of long-term supply chain issues which may impact the United States’ access to critical minerals. The results of the investigation could result in an imposition of, or increase in tariffs, on these products or other trade restrictions from our international suppliers which could significantly increase our costs and have a material adverse effect on our financial position and results of operations. The administration may impose tariffs before the outcome of the referenced investigation or may decide not to impose tariffs if the outcome of the investigation would justify the imposition of tariffs.

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation and other services, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. For example, on April 17, 2025, the Office of the United States Trade Representative (“USTR”) released a notice issuing the results of its investigation into China’s dominance in the maritime, logistics, and shipbuilding sectors pursuant to Section 302(a) of the Trade Act of 1974, as amended. The USTR imposed new service fees on Chinese-built vessels entering U.S. ports above certain capacity. Our shipper of Russian LEU from Russia to the U.S. uses ships manufactured in China which happen to be exempt from the new fees under this notice. However, these fees would be significant if they were to be imposed on our shipper of Russian LEU. If the USTR changes its position and does not exempt the type of vessel our shipper uses, then the additional fees imposed on our shipper for docking at U.S. ports would be cost prohibitive and would have a significant impact on our ability to transport Russian LEU and would also have a material adverse effect on our financial position and results of operations. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

Given all the foregoing, we continue to monitor the situation closely in order to address the potential impact of any new sanctions, or restrictions on the Company or potential tariffs on products it imports or purchases from foreign suppliers and possible mitigation thereof.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024.

Operating Results

Our revenue, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our LEU segment backlog consists primarily of long-term, fixed commitment contracts and contingent sales commitments, and we have visibility on a significant portion of our revenue for 2025-2027.

Our future operating results are subject to uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:
•Our ability to obtain waivers to allow us to import LEU from Russia in 2026 and 2027 so that we may continue supplying LEU to our customers, given the enactment of the Import Ban Act in May 2024;
•The ability of TENEX to timely obtain, and the willingness of TENEX to continue to request, additional permits to export LEU from Russia so that we may continue supplying LEU to our customers, given the enactment of the Russian Decree in November 2024;
•Conditions in the LEU and energy markets, including pricing, demand, operations, government restrictions on imports, exports or investments, and regulations of our business and activities and those of our customers, suppliers, contractors, and subcontractors;
•Recently enacted tariffs and sanctions and the potential for additional tariffs, sanctions and other measures that restrict with whom we may transact or affect the importation, cost, sales or purchases of SWU or uranium or goods or services required for the sale, purchase, transportation or delivery of such SWU or uranium;
•Our ability to be awarded task orders under any of the HALEU Production Contract, LEU Production Contract or HALEU Deconversion Contract;
•Insufficient or untimely U.S. government funding and government appropriations to support our IDIQ contracts with the U.S. federal government;
•Regulatory uncertainty from new or rescinded executive orders or new or changes to interpretations of federal regulations;
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
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Backlog

The Company’s backlog is $3.8 billion and $3.7 billion as of March 31, 2025 and December 31, 2024, respectively, and extends to 2040. The backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of both March 31, 2025 and December 31, 2024, our backlog was approximately $2.8 billion. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments and approximately $2.1 billion in contingent LEU sales commitments, with $1.7 billion of the total under definitive agreements and $0.4 billion of the total subject to entering into definitive agreements, in support of potential construction of LEU production capacity at the Piketon, Ohio facility. The contingent sales commitments depend on our ability to secure substantial public and private investment necessary to build new enrichment capacity. The LEU segment backlog also includes approximately $0.2 billion of deferred revenue and advances from customers as of March 31, 2025, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2034. As of both March 31, 2025 and December 31, 2024, our backlog is approximately $0.9 billion, respectively. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options.

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

Our Technical Solutions segment revenue is primarily derived from the production of HALEU under the HALEU Operation Contract with DOE and technical, manufacturing, engineering, and operations services offered to public and private sector customers.

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 70% of our total revenue for the three months ended March 31, 2025. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 34% of revenue from our LEU segment since 2023. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the three months ended March 31, 2025 averaged approximately $12.8 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results period over period.

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

The Import Ban Act, which bans the importation of LEU from Russia, may severely limit importation through 2027, unless we are successful in securing waivers for 2026 and 2027, and will cut off supply of LEU from Russia after 2027. Notwithstanding our ability to obtain waivers under the Import Ban Act, the Russian Decree, which prohibits the exportation of Russian LEU from Russia unless TENEX secures a permit for each shipment, may severely limit exportation of LEU from Russia through December 31, 2025. This has drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 44% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may partially mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment, but this capacity will take a number of years and significant funding from private and/or government sources to come online. Centrus is seeking public and private funding to deploy new production capacity at its Piketon, Ohio, plant to help meet the need for new, domestic supplies of enriched uranium.

The following chart summarizes SWU long-term price and SWU and UF6 spot price indicators, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
350
300
250
200
150
100
50
0
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Mar-25
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

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$51.3	$23.6	$27.7	117%
Uranium revenue	—	—	—	n/a
Total	51.3	23.6	27.7	117%
Cost of sales	20.1	23.1	(3.0)	(13)%
Gross profit	$31.2	$0.5	$30.7	6,140%

Technical Solutions segment
Revenue	$21.8	$20.1	$1.7	8%
Cost of sales	20.1	16.3	3.8	23%
Gross profit	$1.7	$3.8	$(2.1)	(55)%

Total
Revenue	$73.1	$43.7	$29.4	67%
Cost of sales	40.2	39.4	0.8	2%
Gross profit	$32.9	$4.3	$28.6	665%

Revenue

Revenue from the LEU segment was $51.3 million and $23.6 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $27.7 million (or 117%). SWU revenue increased by $27.7 million as a result of a 46% increase in the average price of SWU sold and a 49% increase in the volume of SWU sold.

Revenue from the Technical Solutions segment was $21.8 million and $20.1 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $1.7 million (or 8%). The increase in revenue is primarily attributable to a $2.0 million increase in revenue generated by the HALEU Operation Contract. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phase 2 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $20.1 million and $23.1 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $3.0 million (or 13%). SWU costs decreased as a result of a 48% decrease in the average unit cost of SWU sold, partially offset by a 49% increase in the volume of SWU sold. Cost of sales for the three months ended March 31, 2025 and 2024, included $2.1 million and $0.3 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $20.1 million and $16.3 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $3.8 million (or 23%). The increase is primarily attributable to a $4.1 million increase in costs incurred under the HALEU Operation Contract, partially offset by a decrease in costs related to other contracts.

Gross Profit

Gross profit for the LEU segment was $31.2 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $30.7 million (or 6,140%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The increase for the three months ended March 31, 2025 was due to the increase in sales volume and composition of contracts in the current quarter.

Gross profit for the Technical Solutions segment was $1.7 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $2.1 million (or 55%). The decrease was primarily attributable to the factors discussed above. Because of the delay in completing Phase 2 of the HALEU Operation Contract, in November 2024, DOE extended Phase 2 to June 30, 2025. Costs incurred subsequent to the extension have not yet been subject to a fee, but Centrus expects the fee to be recovered later this year once the extension is definitized.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gross profit	$32.9	$4.3	$28.6	665%
Advanced technology costs	3.0	5.7	(2.7)	(47)%
Selling, general and administrative	8.3	8.1	0.2	2%
Amortization of intangible assets	1.1	1.1	—	—%
Operating loss	20.5	(10.6)	31.1	293%
Nonoperating components of net periodic benefit loss (income)	0.9	0.1	0.8	800%
Interest expense	3.4	0.4	3.0	750%
Investment income	(7.3)	(2.8)	(4.5)	(161)%
Extinguishment of long-term debt	(11.8)	—	(11.8)	n/a
Other expense, net	0.1	0.1	—	—%
Income (loss) before income taxes	35.2	(8.4)	43.6	519%
Income tax benefit	8.0	(2.3)	10.3	448%
Net income (loss) and comprehensive income (loss)	$27.2	$(6.1)	$33.3	546%

Advanced Technology Costs

Advanced technology costs were $3.0 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively, a decrease of $2.7 million (or 47%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge manufacturing capability.

Interest Expense

Interest expense was $3.4 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $3.0 million (or 750%). This increase was due primarily to interest incurred on the 2.25% Convertible Notes issued in November 2024.

Investment Income

Investment income was $7.3 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $4.5 million (or 161%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 2.25% Convertible Notes issued in November 2024.

Extinguishment of Long-Term Debt

Pursuant to the a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the 8.25% Notes in the three months ended March 31, 2025.

Income Tax Expense (Benefit)

Income tax expense (benefit) was $8.0 million and ($2.3) million for the three months ended March 31, 2025 and 2024, respectively, a change of $10.3 million (or 448%). Income tax expense (benefit) for both periods resulted from applying the annual effective tax rate to the quarterly income (loss) from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on our Annual Report on Form 10-K for the year ended December 31, 2024.

Net Income (Loss) and Comprehensive Income (Loss)

Net income (loss) netted to income of $27.2 million and a loss of $6.1 million for the three months ended March 31, 2025 and 2024, respectively, a change of $33.3 million (or 546%). The change of $33.3 million was primarily attributable to an increase of $30.7 million in gross profit from the LEU segment, a gain of $11.8 million on the extinguishment of long-term debt, an increase of $4.5 million in investment income, and a decrease of $2.7 million in advanced technology costs. This was partially offset by an increase of $3.0 million in interest expense and a decrease of $2.1 million in gross profit from the Technical Solutions segment.

Liquidity and Capital Resources

As of March 31, 2025, the Company had a consolidated cash and cash equivalents balance of $653.0 million. In addition, the Company had $29.8 million of restricted cash related to three inventory loans, which required a cash deposit into an escrow fund. In May 2025, $18.6 million of the restricted cash was released from escrow, following the repayment of two of the three inventory loans in March 2025. See Note 3, Cash, Cash Equivalents, and Restricted Cash of the Consolidated Financial Statements. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the May 2024 enactment of the Import Ban Act and our ability to obtain additional waivers thereunder, the impact of the November 2024 Russian Decree and the ability of TENEX to secure export licenses thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

On November 10, 2022, the Company was awarded the HALEU Operation Contract. The HALEU Operation Contract provides for a 50/50 cost-share contract for Phase 1 of the base contract to complete the cascade, begin operations and produce the initial, small quantity demonstration HALEU. Phase 2 includes continued operations and maintenance on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years comprised of three options of three years each, also on a cost-plus-incentive-fee basis. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under the DOE’s technical direction. On November 5, 2024, the HALEU Operation Contract Phase 2 period of performance was extended to June 30, 2025. DOE has increased the Phase 2 contract value and related funding to approximately $152.3 million. The Company’s goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant.

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and the reactors that will use these fuels to come to market. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Further, any sanctions or other restrictions, including the Import Ban Act banning LEU imports from Russia and the Russian Decree prohibiting LEU exports out of Russia in the absence of a license, represent a significant risk to our business as we currently rely on the TENEX Supply Contract as a significant supply source to meet our delivery obligations. Such restrictions on LEU imports to the U.S. or exports from Russia could have a material impact on our operations and liquidity. For further discussion, please see Part I, Item 1A, Risk Factors.

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount together with any accrued and unpaid interest. As of March 31, 2025, none of the 8.25% Notes remained outstanding.

Capital expenditures of approximately $23.3 million are anticipated over the next 12 months.

Expansion of Manufacturing Capacity in Oak Ridge

On November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and expanding its manufacturing capacity at our facility in Oak Ridge, Tennessee. At the same time, the Company announced the investment of approximately $60.0 million over an 18 month period to lay the groundwork to support a potential large-scale expansion of uranium enrichment in Piketon, Ohio.

Clean Energy Credit

The Qualifying Advanced Energy Project Credit (“§48C”) was established by the American Recovery and Reinvestment Act of 2009 and renewed and expanded under the IRA. The Qualifying Advanced Energy Project Credit (“§48C”) program aims to strengthen U.S. industrial competitiveness and clean energy supply chains. As the nation builds a net-zero economy, the §48C tax credit program aims to play a critical role to create high-quality jobs, reduce industrial emissions, and increase domestic production of critical clean energy products and materials. The IRA provided $10.0 billion in new funding under §48C(e), with at least $4.0 billion reserved for projects in certain energy communities with closed coal mines or retired coal-fired power plants, to allocate credits to projects in three categories: (1) Clean energy manufacturing and recycling, (2) industrial decarbonization, and (3) critical materials refining, processing, and recycling.

On October 18, 2024, the Company submitted an application for a clean energy manufacturing and recycling project associated with re-equipping our manufacturing property at our manufacturing facility in Oak Ridge. This would recreate a viable enrichment supply chain and allow ACO to manufacture centrifuge parts to be used in centrifuge machines to enrich uranium. Our application requested an allocation of $62.4 million based on a qualified investment in eligible property of $208.0 million made by Centrus. On January 10, 2025, the Company was informed that the IRS granted our request for a $62.4 million credit allocation for this facility. Centrus now has two years from that date to provide evidence that the requirements of the credit have been met thus certifying our credit allocation. Upon certification of our credit allocation, we then have two years from that date to notify the DOE that the qualified investment in eligible property is placed in service to receive the credit allocation.

Section 6418 was added to the Internal Revenue Code as part of the IRA and allows certain eligible taxpayers to elect to transfer certain clean energy tax credits to unrelated taxpayers for cash rather than use the credits to offset their U.S. federal income tax liability. The Company expects that we will be able to monetize all credit allocations received from §48C by transferring them to unrelated taxpayers for cash. It is unclear how the January 20, 2025 Executive Order 14154 will impact the IRS determination regarding our application request.

Defined Benefit Pension Plans

On May 28, 2024, the Company entered into an agreement with an insurer (“Insurer”) for two of its defined benefit plans to purchase a group annuity contract and transferred approximately $234.0 million of its pension plan obligations to the insurer. The purchase of the group annuity contract was funded directly by the assets of the pension plan of approximately $224.0 million. The purchase resulted in a transfer of future benefit obligations and administrative responsibilities for more than 1,000 beneficiaries effective September 1, 2024.

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

Potential Transactions

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

Cash Flow

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$36.5	$5.3
Cash used in investing activities	(2.1)	(1.5)
Cash provided by (used in) financing activities	(52.6)	4.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(0.1)
Increase (decrease) in cash, cash equivalents and restricted cash	$(18.3)	$8.1

Operating Activities

For the three months ended March 31, 2025, net cash provided by operating activities was $36.5 million. The net increase was primarily due to approximately $123.0 million in cash collected from customers and investment income. These cash inflows were partially offset by approximately $87.0 million of disbursements for operations, of which approximately $59.0 million relates to both payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs.

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

Investing Activities

Capital expenditures were $2.1 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.

Financing Activities

For the three months ended March 31, 2025 and 2024, cash of $25.2 million and $7.1 million, respectively, was provided from the net proceeds related to the issuance of 258,197 and 176,628 shares, respectively, of Class A Common Stock under ATM offerings.

Pursuant to the Redemption Notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount of $74.3 million, together with any accrued and unpaid interest. For the three months ended March 31, 2025 and 2024, payments of $3.5 million and $3.1 million, respectively, of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$653.0	$671.4
Accounts receivable	38.7	80.0
Inventories, net	225.7	145.4
Current debt	—	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(152.6)	(152.5)
Other current assets and liabilities, net	(119.9)	(69.8)
Working capital	$644.9	$668.4

We are managing our working capital to seek to improve the long-term value of our LEU and Technical Solutions businesses because we believe these uses of working capital are in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position, and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject. We continually evaluate alternatives to manage our capital structure and may opportunistically repurchase, exchange, or redeem Company securities from time to time.

2.25% Convertible Notes

On November 7, 2024, the Company issued, in a Rule 144A offering, 2.25% Convertible Notes with an aggregate principal amount of $402.5 million, due November 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the 2.25% Convertible Notes will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes. There are no required principal payments prior to the maturity of the 2.25% Convertible Notes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025. The Company incurred approximately $13.8 million in issuance costs for the issuance of the 2.25% Convertible Notes. Additional terms and conditions of the 2.25% Convertible Notes are described in Note 6, Debt, of the Consolidated Financial Statements.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million to Extinguishment of Long-Term Debt in the Consolidated Statements of Operations. As of March 31, 2025, none of the 8.25% Notes remained outstanding.

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

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 258,197 and 176,628 shares of its Class A Common Stock at the market price in the three months ended March 31, 2025 and 2024, respectively, for a total of $26.1 million and $7.4 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $25.4 million and $7.1 million in the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company recorded direct costs of $0.1 million in both the three months ended March 31, 2025 and 2024, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024.

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

The Sixth Amendment was approved by the Board on May 28, 2024 and made clarifying changes relating to the definition of “Beneficial Owner”, “beneficially owned” and “Beneficial Ownership” contained in the Rights Agreement.

Contractual Commitments

There have been no material changes to our contractual commitments from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at March 31, 2025.

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated Centrus Energy Corp. Executive Severance Plan. (a)

10.2
Modification 15 to Agreement, dated January 2, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025).

10.3
Modification 16 to Agreement, dated January 10, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025).

10.4	Modification 17 to Agreement, dated February 19, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.5	Modification 18 to Agreement, dated March 31, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.6	Modification 19 to Agreement, dated May 5, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.7	Form of Employee Restricted Stock Unit Award Agreement under the Centrus Energy Corp. 2014 Equity Incentive Plan. (a)

10.8	Executive Incentive Plan, dated March 4, 2025. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

May 8, 2025	/s/ Kevin J. Harrill
Kevin J. Harrill
Senior Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)