Form 10-Q
period 2025-06-30
CENTRUS ENERGY CORP
filed 2025-08-06
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of August 1, 2025, there were 17,488,642 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

Risks related to the war in Ukraine primarily include:
•risks related to the geopolitical conflicts and the imposition of sanctions or other measures, including bans or tariffs, by (i) the U.S. or foreign governments and institutions such as the EU, (ii) organizations (including the United Nations or other international organizations), and/or (iii) entities (including private entities or persons), that could directly or indirectly impact our financial position or ability to obtain, deliver, transport, or sell LEU or the SWU and natural uranium hexafluoride components of LEU delivered to us under the TENEX Supply Contract or other supply contracts or make related payments or deliveries of natural uranium hexafluoride to TENEX;
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
•risks related to change in laws, tariffs or other government measures that would lift, lower or relax such laws, tariffs or government measures to allow the importation of LEU, or increase its cost, from Russia or other countries with restrictions;
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
•risks related to the DOE not exercising additional options under Phase 3 of the HALEU Operation Contract or awarding a third party to continue the HALEU Operation Contract;
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
•risks related to security, including cybersecurity, incidents that may impact our business operations, including incidents that may relate to the ongoing conflict in the Middle East and other regions of concern;
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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$833.0	$671.4
Accounts receivable	31.3	80.0
Inventories	320.5	161.6
Deferred costs associated with deferred revenue	47.7	63.9
Other current assets	18.1	38.3
Total current assets	1,250.6	1,015.2
Property, plant and equipment, net of accumulated depreciation of $5.9 million and $5.3 million as of June 30, 2025 and December 31, 2024, respectively	14.9	9.4
Deposits for financial assurance	2.6	2.6
Intangible assets, net	24.8	29.6
Deferred tax assets	13.9	29.3
Other long-term assets	8.0	7.3
Total assets	$1,314.8	$1,093.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$33.1	$38.8
Payables under inventory purchase agreements	127.1	29.5
Inventories owed to customers and suppliers	127.4	16.2
Deferred revenue and advances from customers	154.8	216.4
Short-term inventory loans	39.8	39.8
Current debt	—	6.1
Total current liabilities	482.2	346.8
Long-term debt	390.0	472.5
Postretirement health and life benefit obligations	70.9	74.6
Pension benefit liabilities	3.9	4.0
Long-term inventory loans	—	26.2
Other long-term liabilities	8.7	7.9
Total liabilities	955.7	932.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 17,488,642 and 16,045,916 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1.7	1.6
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of June 30, 2025 and December 31, 2024	0.1	0.1
Excess of capital over par value	378.1	236.5
Accumulated deficit	(20.2)	(76.3)
Accumulated other comprehensive loss	(0.6)	(0.5)
Total stockholders’ equity	359.1	161.4
Total liabilities and stockholders’ equity	$1,314.8	$1,093.4
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Separative work units	$125.7	$139.7	$177.0	$163.3
Uranium	—	29.9	—	29.9
Technical solutions	28.8	19.4	50.6	39.5
Total revenue	154.5	189.0	227.6	232.7
Cost of Sales:
Separative work units and uranium	75.0	136.6	95.1	159.7
Technical solutions	25.6	15.9	45.7	32.2
Total cost of sales	100.6	152.5	140.8	191.9
Gross profit	53.9	36.5	86.8	40.8
Advanced technology costs	3.3	4.1	6.3	9.8
Selling, general and administrative	9.2	7.1	17.0	15.0
Stock compensation	4.2	0.5	4.7	0.7
Amortization of intangible assets	3.7	3.7	4.8	4.8
Operating income	33.5	21.1	54.0	10.5
Nonoperating components of net periodic benefit loss	1.0	(16.3)	1.9	(16.2)
Interest expense	3.1	0.3	6.5	0.7
Investment income	(8.0)	(2.4)	(15.3)	(5.2)
Extinguishment of long-term debt	—	—	(11.8)	—
Other expense, net	—	—	0.1	0.1
Income before income taxes	37.4	39.5	72.6	31.1
Income tax expense	8.5	8.9	16.5	6.6
Net income and comprehensive income	$28.9	$30.6	$56.1	$24.5

Net income per share:
Basic	$1.63	$1.89	$3.23	$1.53
Diluted	$1.59	$1.89	$3.22	$1.52
Average number of common shares outstanding (in thousands):
Basic	17,703	16,185	17,344	16,045
Diluted	18,121	16,226	17,406	16,125

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2025	2024
OPERATING
Net income	$56.1	$24.5
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	5.4	5.2
Deferred tax assets	15.5	6.3
Gain on remeasurement of retirement benefit plans	—	(16.6)
Equity related compensation	4.7	0.7
Revaluation of inventory borrowings	3.6	1.8
Gain on extinguishment of 8.25% Notes	(11.8)	—
Other reconciling adjustments, net	1.3	0.1
Changes in operating assets and liabilities:
Accounts receivable	48.6	14.9
Inventories	(221.5)	80.8
Inventories owed to customers and suppliers	111.2	(83.2)
Other current assets	1.3	—
Accounts payable and other liabilities	(6.1)	(7.6)
Payables under inventory purchase agreements	97.6	(4.2)
Deferred revenue and advances from customers, net of deferred costs	(12.6)	(5.0)
Pension and postretirement benefit liabilities	(3.9)	(5.2)
Other changes, net	(0.1)	(0.2)
Cash provided by operating activities	89.3	12.3

INVESTING
Capital expenditures	(5.7)	(2.4)
Cash used in investing activities	(5.7)	(2.4)

FINANCING
Proceeds from the issuance of common stock, net	139.9	19.0
Exercise of stock options	—	0.4
Common stock withheld for tax obligations under stock-based compensation plan	(2.5)	(0.3)
Payment of interest classified as debt	(3.5)	(3.1)
Payment of principal to redeem 8.25% Notes	(74.3)	—
Cash provided by financing activities	59.6	16.0

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.1)

Increase in cash, cash equivalents and restricted cash	143.0	25.8
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	704.0	233.8
Cash, cash equivalents and restricted cash, end of period (Note 3)	$847.0	$259.6

Supplemental cash flow disclosures:
Cash paid for income taxes	$0.3	$0.6
Cash paid for interest	$4.4	$—

Non-cash activities:
Adjustment of right to use lease assets from lease modification	$1.3	$—
Property, plant and equipment included in accounts payable and accrued liabilities	$0.6	$0.5
Equity issuance costs included in accounts payable and accrued liabilities	$0.1	$0.1
Common stock withheld for tax obligations under stock-based compensation plan	$—	$0.1

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2023	$—	$1.5	$0.1	$180.5	$(149.5)	$(0.3)	$32.3
Net loss for the three months ended March 31, 2024	—	—	—	—	(6.1)	—	(6.1)
Issuance of common stock	—	—	—	7.5	—	—	7.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.2	—	—	0.2
Balance at March 31, 2024	$—	$1.5	$0.1	$188.2	$(155.6)	$(0.4)	$33.8

Net income for the three months ended June 30, 2024	—	—	—	—	30.6	—	30.6
Issuance of common stock	—	0.1	—	12.0	—	—	12.1
Stock-based compensation shares withheld for income taxes	—	—	—	(0.4)	—	—	(0.4)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at June 30, 2024	$—	$1.6	$0.1	$200.3	$(125.0)	$(0.4)	$76.6

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2024	$—	$1.6	$0.1	$236.5	$(76.3)	$(0.5)	$161.4
Net income for the three months ended March 31, 2025	—	—	—	—	27.2	—	27.2
Issuance of common stock	—	—	—	25.2	—	—	25.2
Stock-based compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Stock-based compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2025	$—	$1.6	$0.1	$261.9	$(49.1)	$(0.6)	$213.9

Net income for the three months ended June 30, 2025	—	—	—	—	28.9	—	28.9
Issuance of common stock	—	0.1	—	114.2	—	—	114.3
Stock-based compensation shares withheld for income taxes	—	—	—	(2.2)	—	—	(2.2)
Stock-based compensation	—	—	—	4.2	—	—	4.2
Balance at June 30, 2025	$—	$1.7	$0.1	$378.1	$(20.2)	$(0.6)	$359.1

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of June 30, 2025, and for the three and six months ended June 30, 2025, and 2024, have been prepared pursuant to the rules and regulations of the SEC. The unaudited Consolidated Balance Sheet as of December 31, 2024, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and six months ended June 30, 2025 and 2024, are insignificant.

Operating results for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$57.2	$62.5	$108.5	$86.1
Foreign	68.5	107.1	68.5	107.1
Revenue - SWU and uranium	$125.7	$169.6	$177.0	$193.2

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

Accounts Receivable

	June 30, 2025	December 31, 2024
	(in millions)
Accounts receivable:
Billed	$21.4	$69.8
Unbilled *	9.9	10.2
Accounts receivable	$31.3	$80.0

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	June 30, 2025	December 31, 2024	Year-To-Date Change
Deferred revenue - current	$154.8	$183.6	$(28.8)
Advances from customers - current	$—	$32.8	$(32.8)

Previously deferred sales and advances from customers recognized in revenue totaled $68.5 million and $64.7 million in the six months ended June 30, 2025 and 2024, respectively.

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

The Company’s work on HALEU began under the HALEU Demonstration Contract, signed with the DOE in 2019, to construct a cascade of 16 centrifuges to demonstrate production of HALEU for advanced reactors. The DOE reimbursed the Company for 80% of its costs incurred in performing the contract. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. The Company recorded revenue up to the funded amount of $173.0 million and has received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through June 30, 2025. Closeout activities on the HALEU Demonstration Contract are ongoing.

On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On November 7, 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 per year, as well as continued operations and maintenance. Phase 2 had an initial contract value of approximately $90.0 million and the Company is being compensated on a cost-plus-incentive-fee-basis. The DOE owns the HALEU produced from the demonstration cascade. The HALEU Operation Contract also gives DOE the ability to exercise three optional periods to contract for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges had created difficulties for DOE in securing enough 5B Cylinders for the entire production year under Phase 2. During time periods when 5B Cylinders were insufficient, the Company was able to continue operations of the cascade, but did not produce HALEU as it did not have 5B Cylinders to store the enriched uranium. Due to these delays, Centrus was unable to achieve contractual delivery of the 900 kilograms of HALEU UF6 by the date set for the end of Phase 2 performance. Centrus’ contractual delivery obligation of 900 kilograms by November 2024, was conditioned on DOE’s ability to provide the 5B Cylinders on a timeline that allowed for continuous production throughout Phase 2 of the contract. In light of the delays, on November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025. On June 25, 2025, the Company announced that it had produced and contractually delivered to the DOE 900 kilograms of HALEU under the HALEU Operation Contract, thereby achieving the Phase 2 production target. As of June 30, 2025, the total Phase 2 contract value and funded value is $169.1 million. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment establishes a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. Additionally, the Amendment acknowledges that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since award of the HALEU Operation Contract, and indicates that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of June 30, 2025, Option 1a is funded for the contract value of $108.0 million.

In accordance with the HALEU Operation Contract, the Company submitted several change order requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE Contracting Officer’s approval or contract modifications. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million, without a cost-share provision. DOE is now obligated for costs up to the contract value of $8.5 million for the additional scope work.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The HALEU Operation Contract is funded incrementally, and the DOE is obligated for costs up to approximately $314.6 million of the $315.0 million estimated transaction price for Phase 1, Phase 2, Option 1a of Phase 3, and the additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $174.7 million through June 30, 2025.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

Remaining Performance Obligations

The Company’s remaining performance obligations represent the aggregate amount of total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were $0.7 billion and $0.8 billion as of June 30, 2025, and December 31, 2024, respectively, and extend to 2030.

The remaining performance obligations in the LEU segment primarily related to medium and long-term contracts with fixed commitments, were approximately $0.6 billion and $0.7 billion at June 30, 2025 and December 31, 2024, respectively, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and include approximately $154.8 million and $216.4 million of Deferred Revenue and Advances from Customers at June 30, 2025, and December 31, 2024, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of the customers’ fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $134.8 million and $28.0 million, as of June 30, 2025, and December 31, 2024, respectively, and extend through 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$833.0	$671.4
Deposits for financial assurance - current (a)	11.4	30.0
Deposits for financial assurance - noncurrent	2.6	2.6
Total cash, cash equivalents and restricted cash	$847.0	$704.0

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $0.2 million and $0.5 million denominated in euros as of June 30, 2025 and December 31, 2024, respectively, and recorded $0.1 million and $0.2 million in transaction losses in the three and six months ended June 30, 2025, respectively, and $0 and $0.1 million in transaction losses in the three and six months ended June 30, 2024, respectively.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	June 30, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$11.2	$—	$29.8	$—
Workers Compensation	—	2.5	—	2.5
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$11.4	$2.6	$30.0	$2.6

In 2022, the Company entered into three inventory loans that each required a cash deposit into an escrow fund. In March 2025, the Company repaid two of the three inventory loans. In May 2025, the Company received $18.6 million of restricted cash which was released from escrow. In June 2025, the Company repaid the last of the three inventory loans and, in July 2025, received $11.2 million of restricted cash which was released from escrow (see Note 4, Inventories). The Company has provided financial assurance to states in which it was previously self-insured for workers’ compensation in accordance with each state’s requirements in the form of a surety bond or deposit that is fully cash collateralized by the Company. Each surety bond or deposit is subject to reduction and/or cancellation, as each state determines the likely reduction of workers’ compensation obligations pertaining to the period of self-insurance.

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

	June 30, 2025			December 31, 2024
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$17.1	$—	$17.1	$5.0	$2.5	$2.5
Uranium	303.4	127.4	176.0	156.6	13.7	142.9
Total	$320.5	$127.4	$193.1	$161.6	$16.2	$145.4

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

In the three and six months ended June 30, 2025, the Company repaid SWU inventory loans borrowed from a customer valued at $12.3 million and $38.8 million, respectively, by utilizing advances of SWU from the fabricator under an existing optimization agreement. In June 2025, the Company also repaid its UF6 inventory loan valued at $29.8 million.

The Company performs quarterly revaluations of Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $1.5 million and $3.6 million, for the three and six months ended June 30, 2025, respectively, and $1.5 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

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

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$49.3	$5.3	$54.6	$46.8	$7.8
Customer relationships	68.9	49.4	19.5	68.9	47.1	21.8
Total	$123.5	$98.7	$24.8	$123.5	$93.9	$29.6

6. DEBT

A summary of debt is as follows (in millions):

		June 30, 2025		December 31, 2024
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$—	$—	$74.3
Interest		—	—	6.1	9.2
2.25% Convertible Notes:	Nov. 2030
Principal		—	402.5	—	402.5
Total		$—	$402.5	$6.1	$486.0

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt. As of June 30, 2025, none of the 8.25% Notes remained outstanding.

Interest on the Company’s 8.25% Notes was payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes were included in the carrying value of the 8.25% Notes. As a result, interest payments were reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of June 30, 2025 and December 31, 2024, $0 and $6.1 million, respectively, of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets.

2.25% Convertible Notes

On November 7, 2024, the Company issued, in a Rule 144A offering, the 2.25% Convertible Notes with an aggregate principal amount of $402.5 million, due November 1, 2030, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the 2.25% Convertible Notes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025. The Company incurred approximately $13.8 million in issuance costs related to the issuance of the 2.25% Convertible Notes. The carrying amount of the 2.25% Convertible Notes as of June 30, 2025 of $390.0 million, includes the remaining principal outstanding of $402.5 million, net of total unamortized debt discounts and deferred debt issuance costs of $12.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense (2.25% coupon)	$2.2	$—	$4.5	$—
Amortization of debt issuance costs and discount	0.6	—	1.1	—
Convertible Notes interest expense	$2.8	$—	$5.6	$—

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

On June 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on July 1, 2025, and ending at the close of business on September 30, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended June 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$833.0	$—	$—	$833.0	$671.4	$—	$—	$671.4
Deferred compensation asset (a)	0.4	—	—	0.4	0.4	—	—	0.4

Liabilities:
Deferred compensation obligation (a)	$0.4	$—	$—	$0.4	$0.4	$—	$—	$0.4

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

Other Financial Instruments

As of June 30, 2025, and December 31, 2024, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	June 30, 2025			December 31, 2024
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$—	(b)	$—	$89.6	(b)	$73.6
2.25% Convertible Notes	$390.0	(c)	$804.6	$389.0	(c)	$403.8
(a) Based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs.
(b)    As of June 30, 2025, the carrying value of the 8.25% Notes consists of the principal balance of $0 due to the redemption of the 8.25% Notes in March 2025. As of December 31, 2024, the carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.
(c)As of June 30, 2025 and December 31, 2024, the carrying value of the 2.25% Convertible Notes is net of $12.5 million and $13.5 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees. The Company has one qualified defined benefit pension plan, one postretirement health and life benefit plan and two nonqualified plans.

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service costs	$0.1	$0.5	$0.2	$1.0
Interest costs	0.4	3.8	0.8	7.6
Amortization of prior service costs (credits), net	(0.1)	—	(0.1)	(0.1)
Remeasurement gain	—	(16.6)	—	(16.6)
Expected return on plan assets (gains)	(0.4)	(4.7)	(0.9)	(9.3)
Net periodic benefit costs (credits)	$—	$(17.0)	$—	$(17.4)

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest costs	$1.1	$1.1	$2.2	$2.2
Net periodic benefit costs	$1.1	$1.1	$2.2	$2.2

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

These events triggered a remeasurement that resulted in a decrease in the benefit obligation and a corresponding net actuarial gain of $16.6 million for both the three and six months ended June 30, 2024. The related income was included in Nonoperating Components of Net Periodic Benefit Loss (Income) in the Consolidated Statements of Operations. There were no pension plan remeasurements in the three and six months ended June 30, 2025.

Effective December 31, 2024, the Company merged its two qualified defined benefit pension plans in order to achieve financial and administrative efficiencies. Actuarial gains and losses of the merged plan will be amortized over the average remaining life expectancy of participants. The merger is not expected to result in any benefit reduction to participants in either plan.

9. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards, including restricted stock units, restricted stock, and stock options and shares issuable under convertible notes. No dilutive effect is recognized in a period in which a net loss has occurred.
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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator (in millions):
Net income	$28.9	$30.6	$56.1	$24.5

Denominator (in thousands):
Average common shares outstanding - basic	17,703	16,185	17,344	16,045
Potentially dilutive shares related to stock compensation awards	60	41	62	80
Potentially dilutive shares related to 2.25% Convertible Notes	358	—	—	—
Average common shares outstanding - diluted	18,121	16,226	17,406	16,125

Net income per share (in dollars):
Basic	$1.63	$1.89	$3.23	$1.53
Diluted	$1.59	$1.89	$3.22	$1.52

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	—	3	—	3

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

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 1,157,727 and 1,415,924 shares of its Class A Common Stock at the market price in the three and six months ended June 30, 2025, respectively, for a total of $117.1 million and $143.2 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $114.7 million and $140.1 million in the three and six months ended June 30, 2025, respectively. Additionally, the Company recorded direct costs of $0.5 million and $0.6 million in the three and six months ended June 30, 2025, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and two prospectus supplements dated February 9, 2024 and May 9, 2025, respectively. As of June 30, 2025, the ATM offering was completed.

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

In March 2022, 2023, and 2024 and in February 2025, restricted stock units were granted to participating executives with a vesting period ending in March 2025, 2026, 2027, and 2028, respectively. The restricted stock unit awards are time based and payable in shares of the Company’s Class A Common Stock subject to the Company achieving a threshold level of cumulative net income over the respective vesting period. The grant-date fair value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

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

Board Restricted Stock Units

In the three months ended June 30, 2025, the Compensation, Nominating and Governance Committee of the Board of Directors approved a resolution primarily related to the 2024 RSU grants to withhold shares to fund the grantees’ income tax liabilities beyond the Company’s legal requirement. The resolution resulted in reclassification of these grants from equity to liability, $3.6 million of selling, general, and administrative expenses, and cash payments of $2.2 million.

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

Orano

In 2018, the Company entered into the Orano Supply Agreement with a French state-owned company, Orano Cycle, for the long-term supply of SWU contained in LEU. The Orano Supply Agreement subsequently was assigned by Orano Cycle to its affiliate, Orano CE. Under the amended Orano Supply Agreement, the supply of SWU runs through 2030. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings.

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

On November 27, 2023, the Company, Enrichment Corp. and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Joshua Shaw in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Shaw Complaint”). Joshua Shaw was diagnosed with Acute Myeloid Leukemia (“AML”) in August 2008 and after going through chemotherapy continues to experience aftereffects of AML, including anxiety and fatigue. The Shaw Complaint alleges that the defendants released radiation into the environment exposing Mr. Shaw to radiation in violation of the Price-Anderson Act and causing Mr. Shaw’s AML and other injuries. Mr. Shaw seeks monetary damages in the nature of past and future medical expenses for treatment and care, pain and suffering and punitive damages, among others. On February 26, 2024, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the Shaw Complaint, which was thereafter amended on March 14, 2024. On March 28, 2024, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the amended Shaw Complaint, and, on May 31, 2024 filed their reply to support their motion to dismiss the amended Shaw Complaint. On March 31, 2025, the Court did not grant the Company’s motion to dismiss the Complaint for being time-barred. On April 14, 2025, the Company, Enrichment Corp., and the other defendants filed their answer to the amended complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

12. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. There were no intersegment sales in the periods presented. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	2025	2024	2025	2024
Revenue
LEU segment:
Separative work units	$125.7	$139.7	$177.0	$163.3
Uranium	—	29.9	—	29.9
Intersegment revenue, eliminated on consolidation	6.1	—	6.1	—
Total	131.8	169.6	183.1	193.2
Technical Solutions segment	28.8	19.4	50.6	39.5
Total	160.6	189.0	$233.7	$232.7
Elimination of intersegment revenue	(6.1)	—	(6.1)	—
Total revenue	$154.5	$189.0	$227.6	$232.7

Cost of Sales
LEU segment:
Separative work units and uranium	$75.0	$136.6	$95.1	$159.7
Intersegment cost of sales, eliminated on consolidation	4.3	—	4.3	—
Total	79.3	136.6	99.4	159.7
Technical Solutions segment	25.6	15.9	45.7	32.2
Total	104.9	152.5	145.1	191.9
Elimination of intersegment cost of sales	(4.3)	—	(4.3)	—
Total cost of sales	$100.6	$152.5	$140.8	$191.9

Segment Gross Profit
LEU segment:
LEU segment	$50.7	$33.0	$81.9	$33.5
Intersegment gross profit, eliminated on consolidation	1.8	—	1.8	—
Total	52.5	33.0	83.7	33.5
Technical Solutions segment:
Technical Solutions	3.2	3.5	4.9	7.3
Total	3.2	3.5	4.9	7.3
Elimination of intersegment gross profit	(1.8)	—	(1.8)	—
Gross profit	$53.9	$36.5	$86.8	$40.8

Reconciliation to Income before income taxes
Advanced technology costs	$3.3	$4.1	$6.3	$9.8
Selling, general and administrative	9.2	7.1	17.0	15.0
Stock compensation	4.2	0.5	4.7	0.7
Amortization of intangible assets	3.7	3.7	4.8	4.8
Nonoperating components of net periodic benefit loss	1.0	(16.3)	1.9	(16.2)
Interest expense	3.1	0.3	6.5	0.7
Investment income	(8.0)	(2.4)	(15.3)	(5.2)
Extinguishment of long-term debt	—	—	(11.8)	—
Other expense, net	—	—	0.1	0.1
Income before income taxes	$37.4	$39.5	$72.6	$31.1

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to the chief operating decision maker (“CODM”), the CEO. The CODM uses revenue, cost of sales and gross profit to allocate resources (including personnel and financial or capital resources) for each segment, predominantly in the annual budget and quarterly financial review and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using revenue, cost of sale and gross profit when making decisions about allocating capital and personnel to the segments. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Consolidated Balance Sheet, were located in the United States as of June 30, 2025 and December 31, 2024.

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended June 30, 2025, three customers in the LEU segment individually represented $35.7 million, $32.8 million, and $19.9 million of revenue, respectively. In the six months ended June 30, 2025, three customers in the LEU segment individually represented $67.5 million, $35.7 million, and $32.8 million of revenue, respectively. One customer in the Technical Solutions segment individually represented $27.9 million and $49.6 million of revenue in the three and six months ended June 30, 2025, respectively.

In both the three and six months ended June 30, 2024, four customers in the LEU segment individually represented $42.3 million, $35.4 million, $34.5 million, and $30.2 million of revenue, respectively. One customer in the Technical Solutions segment individually represented $18.9 million and $38.7 million of revenue in the three and six months ended June 30, 2024, respectively.

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

Published spot price indicators for SWU reached previous historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a period of price increases, which reached $195 per SWU by December 31, 2024, which surpassed the previous historic high. As of June 30, 2025, spot prices were $190 per SWU. This represents a decrease of 3% since the beginning of the year but an increase of 459% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of the war in Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy. The contemplation of imposition of tariffs on LEU, and if ultimately imposed, may put additional upward pressure on the price of SWU.

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

On November 10, 2022, the DOE notified Centrus that the Company had been awarded the HALEU Operation Contract and work began on December 1, 2022. The base contract value was approximately $150.0 million with two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6 by no later than December 31, 2023. On November 7, 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 per year, as well as continued operations and maintenance. Phase 2 had an initial contract value of approximately $90.0 million and the Company is being compensated on a cost-plus-incentive-fee-basis. The DOE owns the HALEU produced from the demonstration cascade. The HALEU Operation Contract also gives DOE the ability to exercise three optional periods to contract for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

1 International Atomic Energy Agency, “Global Inventories of Secondary Uranium Supplies” (IAEA-TECDOC-2030), p. 54 (2023).

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges had created difficulties for DOE in securing enough 5B Cylinders for the entire production year under Phase 2. During time periods when 5B Cylinders were insufficient, the Company was able to continue operations of the cascade, but did not produce HALEU as it did not have 5B Cylinders to store the enriched uranium. Due to these delays, Centrus was unable to achieve contractual delivery of the 900 kilograms of HALEU UF6 by the date set for the end of Phase 2 performance. Centrus’ contractual delivery obligation of 900 kilograms by November 2024, was conditioned on DOE’s ability to provide the 5B Cylinders on a timeline that allowed for continuous production throughout Phase 2 of the contract. In light of the delays, on November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025. On June 25, 2025, the Company announced that it had produced and contractually delivered to the DOE 900 kilograms of HALEU under the HALEU Operation Contract, thereby achieving the Phase 2 production target. As of June 30, 2025, the total Phase 2 contract value and funded value is $169.1 million. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment establishes a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. Additionally, the Amendment acknowledges that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since award of the HALEU Operation Contract, and indicates that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of June 30, 2025, Option 1a is funded for the contract value of $108.0 million.

While the obligation to furnish compliant 5B Cylinders under the HALEU Operation Contract continues to rest with the DOE, Centrus has worked to help the DOE to secure additional cylinders. To support the DOE in mitigating the risk of further delays in delivery of 5B Cylinders, the Company received Contracting Officer approval and a contract modification from the DOE to procure compliant 5B Cylinders and components.

Congress has appropriated a total of $3.4 billion to the DOE to jumpstart U.S. nuclear fuel production, including both LEU and HALEU. Based on this funding, the DOE issued a series of three RFPs covering HALEU production, HALEU deconversion, and LEU production. In late 2024, the Department made initial selections under each of the RFPs. Centrus was among the awardees for all three RFPs under an IDIQ structure.

Each of these IDIQ awards carries a $2.0 million contract minimum for each awardee, and is subject to an overall contract ceiling covering all awardees. Under the IDIQ awards, the DOE can issue task orders to the awardees and then allocate available funding to those task orders. The ultimate value of the awards to Centrus -- and the potential scale of the expansion supported -- will depend upon the scope of task orders that DOE may subsequently issue under the contracts for which the Company intends to compete.

Of the $3.4 billion in appropriated funds, $700 million specifically related to HALEU is from the Inflation Reduction Act (“IRA”). Executive Order 14154, issued on January 20, 2025, directed executive agencies of the U.S. federal government to pause the distribution of federal funding, including funding appropriated under the IRA, pending a review of programs for issuing grants, loans, contracts, or any other financial disbursements. While implementation of the funding pause is currently subject to legal challenges, the ultimate outcomes, and DOE actions during the pendency, of these legal challenges remain uncertain. Should the pause continue to be implemented, the timing of the pause and subsequent review, as well as the outcome of such review, remain uncertain.

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

On November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and the expansion of its manufacturing capacity at its facility in Oak Ridge, Tennessee. The Company is investing approximately $60.0 million over an 18 month period in this effort, which will help lay the groundwork to support a potential large-scale expansion of uranium enrichment in Piketon, Ohio.

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

On June 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on July 1, 2025, and ending at the close of business on September 30, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended June 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day.

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

While the monthly price indicators have increased for several years, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. However, without Russian supply, the global market would be undersupplied for uranium enrichment. Recent data from the International Trade Commission shows a significant increase in the importation of enriched uranium into the U.S. from China beginning in 2023. If this trend continues, it will likely result in significant changes in the competitive landscape that will affect pricing trends and customer spending patterns and create uncertainty and likely have a negative impact on our business. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

According to the WNA, as of June 2025, there were 69 reactors under construction worldwide, approximately one-half of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years. Eight U.S. reactors have prematurely shut down in the past ten years, and others could shut down in the next few years. At the same time, construction was completed and commercial operations began in the second quarter of 2024 on one large reactor and two formerly shutdown reactors have plans to restart.

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

In October 2020, the DOC reached an agreement with the Russian Federation on an extension of the RSA, a trade agreement that allows for Russian-origin nuclear fuel to be exported to the United States in limited quantities. The two parties agreed to extend the agreement through 2040 and to set aside a significant portion of the quota for Centrus’ shipments to the United States through 2028 to perform under our TENEX Supply Contract. This outcome allowed for sufficient quota for Centrus to continue serving its utility customers and support its investments in building new capacity. Use of this quota is subject to compliance with limitations under the RSA. These limitations include a requirement that we return natural uranium to TENEX for the LEU we receive under the TENEX Supply Contract at approximately the same time that we deliver the LEU to our customers. Our ability to meet this requirement depends on the capacity or willingness of the facilities where natural uranium is supplied to us by customers to allow us to deliver this natural uranium to TENEX. We were notified by one facility that it will no longer receive natural uranium for TENEX. As a result, we will need to rely to a greater extent on deliveries at other processors or explore other options in order to comply with the RSA’s natural uranium delivery requirement.

The war in Ukraine escalated tensions between Russia and the international community. As a result, the United States and other countries imposed, including through the United States’s enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions, tariffs, and export controls against certain Russian products, services, organizations, and/or individuals. Such additional restrictions could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, tariffs or sanctions by the United States, Russia or other countries may impact our ability and cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the current validity of the permit for continued shipments of LEU imports.

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

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation and other services, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. For example, effective January 10, 2025, the U.S. Secretary of the Treasury, made a determination pursuant to section l(a)(i) of Executive Order 14024, to apply certain sanctions to any person determined, pursuant to that section, to operate or have operated in “the energy sector of the Russian Federation economy.” TENEX’s financial institutions have had challenges in accepting payments denominated in U.S. dollars and the Company and TENEX have agreed to delay certain payments under the TENEX Supply Contract as the parties review payment processing options. Additionally, on April 17, 2025, the Office of the United States Trade Representative (“USTR”) released a notice issuing the results of its investigation into China’s dominance in the maritime, logistics, and shipbuilding sectors pursuant to Section 302(a) of the Trade Act of 1974, as amended. The USTR imposed new service fees on Chinese-built vessels entering U.S. ports above certain capacity. Our shipper of Russian LEU from Russia to the U.S. uses ships manufactured in China which happen to be exempt from the new fees under this notice. However, these fees would be significant if they were to be imposed on our shipper of Russian LEU. If the USTR changes its position and does not exempt the type of vessel our shipper uses, then the additional fees imposed on our shipper for docking at U.S. ports would be cost prohibitive and would have a significant impact on our ability to transport Russian LEU and would also have a material adverse effect on our financial position and results of operations. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

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

Backlog

The Company’s backlog is $3.6 billion and $3.7 billion as of June 30, 2025 and December 31, 2024, respectively, and extends to 2040. The backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of June 30, 2025 and December 31, 2024, our backlog was approximately $2.7 billion and $2.8 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments and approximately $2.1 billion in contingent LEU sales commitments, with $1.7 billion of the total under definitive agreements and $0.4 billion of the total subject to entering into definitive agreements, in support of potential construction of LEU production capacity at the Piketon, Ohio facility. The contingent sales commitments depend on our ability to secure substantial public and private investment necessary to build new enrichment capacity. The LEU segment backlog also includes approximately $0.2 billion of deferred revenue and advances from customers as of June 30, 2025, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2034. As of both June 30, 2025 and December 31, 2024, our backlog is approximately $0.9 billion. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 81% and 78% of our total revenue for the three and six months ended June 30, 2025, respectively. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 37% of revenue from our LEU segment since 2023. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the six months ended June 30, 2025 averaged approximately $12.6 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results period over period.

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
Jun-25
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

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$125.7	$139.7	$(14.0)	(10)%
Uranium revenue	—	29.9	(29.9)	(100)%
Total	125.7	169.6	(43.9)	(26)%
Cost of sales	75.0	136.6	(61.6)	(45)%
Gross profit	$50.7	$33.0	$17.7	54%

Technical Solutions segment
Revenue	$28.8	$19.4	$9.4	48%
Cost of sales	25.6	15.9	9.7	61%
Gross profit	$3.2	$3.5	$(0.3)	(9)%

Total
Revenue	$154.5	$189.0	$(34.5)	(18)%
Cost of sales	100.6	152.5	(51.9)	(34)%
Gross profit	$53.9	$36.5	$17.4	48%

Revenue

Revenue from the LEU segment was $125.7 million and $169.6 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $43.9 million (or 26%). Uranium revenue decreased by $29.9 million as a result of a decrease in the volume of uranium sold. SWU revenue decreased by $14.0 million as a result of a 27% decrease in the volume of SWU sold, partially offset by a 24% increase in the average price of SWU sold.

Revenue from the Technical Solutions segment was $28.8 million and $19.4 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $9.4 million (or 48%). The increase in revenue is primarily attributable to a $9.1 million increase in revenue generated by the HALEU Operation Contract, while the remaining increase is related to other contracts. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phase 2 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $75.0 million and $136.6 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $61.6 million (or 45%). SWU costs decreased as a result of a 27% decrease in the volume of SWU sold and an 8% decrease in the average unit cost of SWU sold. Uranium costs decreased primarily as a result of a decrease in the volume of uranium sold. Cost of sales for both the three months ended June 30, 2025 and 2024, included $1.5 million for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $25.6 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $9.7 million (or 61%). The increase is primarily attributable to a $9.7 million increase in costs incurred under the HALEU Operation Contract.

Gross Profit

Gross profit for the LEU segment was $50.7 million and $33.0 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $17.7 million (or 54%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The increase for the three months ended June 30, 2025 was due to the composition of contracts in the current quarter, compared to the prior quarter.

Gross profit for the Technical Solutions segment was $3.2 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $0.3 million (or 9%). The decrease was primarily attributable to the factors discussed above. Because of the delay in completing Phase 2 of the HALEU Operation Contract, in November 2024, DOE extended the Phase 2 period of performance to June 30, 2025. Costs incurred subsequent to the extension have not yet been subject to a fee as this portion of Phase 2 remains undefinitized and is subject to negotiation.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$177.0	$163.3	$13.7	8%
Uranium revenue	—	29.9	(29.9)	(100)%
Total	177.0	193.2	(16.2)	(8)%
Cost of sales	95.1	159.7	(64.6)	(40)%
Gross profit	$81.9	$33.5	$48.4	144%

Technical Solutions segment
Revenue	$50.6	$39.5	$11.1	28%
Cost of sales	45.7	32.2	13.5	42%
Gross profit	$4.9	$7.3	$(2.4)	(33)%

Total
Revenue	$227.6	$232.7	$(5.1)	(2)%
Cost of sales	140.8	191.9	(51.1)	(27)%
Gross profit	$86.8	$40.8	$46.0	113%

Revenue

Revenue from the LEU segment was $177.0 million and $193.2 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $16.2 million (or 8%). Uranium revenue decreased by $29.9 million as a result of a decrease in the volume of uranium sold. SWU revenue increased by $13.7 million as a result of a 24% increase in the average price of SWU sold, partially offset by a 12% decrease in the volume of SWU sold.

Revenue from the Technical Solutions segment was $50.6 million and $39.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $11.1 million (or 28%). The increase in revenue is primarily attributable to a $11.0 million increase in revenue generated by the HALEU Operation Contract, while the remaining increase is related to other contracts. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phase 2 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $95.1 million and $159.7 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $64.6 million (or 40%). SWU costs decreased as a result of a 22% decrease in the average unit cost of SWU sold and a 12% decrease in the volume of SWU sold. Uranium costs decreased primarily as a result of a decrease in the volume of uranium sold. Cost of sales for the six months ended June 30, 2025 and 2024, included $3.6 million and $1.8 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $45.7 million and $32.2 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $13.5 million (or 42%). The increase is primarily attributable to a $13.8 million increase in costs incurred under the HALEU Operation Contract, partially offset by a decrease in costs related to other contracts.

Gross Profit

Gross profit for the LEU segment was $81.9 million and $33.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $48.4 million (or 144%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The increase for the six months ended June 30, 2025 was due to the composition of contracts in the period.

Gross profit for the Technical Solutions segment was $4.9 million and $7.3 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $2.4 million (or 33%). The decrease was primarily attributable to the factors discussed above. Because of the delay in completing Phase 2 of the HALEU Operation Contract, in November 2024, DOE extended Phase 2 to June 30, 2025. Costs incurred subsequent to the extension have not yet been subject to a fee as this portion of Phase 2 remains undefinitized and is subject to negotiation.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Gross profit	$53.9	$36.5	$17.4	48%
Advanced technology costs	3.3	4.1	(0.8)	(20)%
Selling, general and administrative	9.2	7.1	2.1	30%
Stock compensation	4.2	0.5	3.7	740%
Amortization of intangible assets	3.7	3.7	—	—%
Operating loss	33.5	21.1	12.4	59%
Nonoperating components of net periodic benefit loss (income)	1.0	(16.3)	17.3	106%
Interest expense	3.1	0.3	2.8	933%
Investment income	(8.0)	(2.4)	(5.6)	(233)%
Income before income taxes	37.4	39.5	(2.1)	(5)%
Income tax benefit	8.5	8.9	(0.4)	(4)%
Net income and comprehensive income	$28.9	$30.6	$(1.7)	(6)%

Selling, General and Administrative

Selling, general and administrative costs were $9.2 million and $7.1 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $2.1 million (or 30%). This increase was due primarily to an increase in marketing costs.

Stock Compensation

Stock compensation expense was $4.2 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $3.7 million (or 740%). This increase was primarily as a result of a non-cash charge of $3.6 million due to the reclassification of certain Board restricted stock unit grants from equity to liability.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to a loss of $1.0 million and income of $16.3 million for the three months ended June 30, 2025 and 2024, respectively, a change of $17.3 million (or 106%). The change is primarily due to the $16.6 million remeasurement gain driven by the partial annuitization of two pension plans in May 2024. The remaining change is primarily related to the expected return on plan assets, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Interest Expense

Interest expense was $3.1 million and $0.3 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $2.8 million (or 933%). This increase was due primarily to interest incurred on the 2.25% Convertible Notes issued in November 2024.

Investment Income

Investment income was $8.0 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $5.6 million (or 233%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 2.25% Convertible Notes issued in November 2024.

Net Income and Comprehensive Income

Net income was $28.9 million and $30.6 million for the three months ended June 30, 2025 and 2024, respectively, a decrease of $1.7 million (or 6%). The decrease was primarily attributable to an increase in net nonoperating expenses of $14.5 million, driven by a change of $17.3 million in nonoperating components of net periodic benefit expense and an increase of $3.7 million in stock compensation. This was partially offset by an increase of $17.4 million in gross profit, as discussed above.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Gross profit	$86.8	$40.8	$46.0	113%
Advanced technology costs	6.3	9.8	(3.5)	(36)%
Selling, general and administrative	17.0	15.0	2.0	13%
Stock compensation	4.7	0.7	4.0	571%
Amortization of intangible assets	4.8	4.8	—	—%
Operating income	54.0	10.5	43.5	414%
Nonoperating components of net periodic benefit loss (income)	1.9	(16.2)	18.1	112%
Interest expense	6.5	0.7	5.8	829%
Investment income	(15.3)	(5.2)	(10.1)	(194)%
Extinguishment of long-term debt	(11.8)	—	(11.8)	n/a
Other expense, net	0.1	0.1	—	—%
Income before income taxes	72.6	31.1	41.5	133%
Income tax expense	16.5	6.6	9.9	150%
Net income and comprehensive income	$56.1	$24.5	$31.6	129%

Advanced Technology Costs

Advanced technology costs were $6.3 million and $9.8 million for the six months ended June 30, 2025 and 2024, respectively, a decrease of $3.5 million (or 36%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our centrifuge manufacturing capability.

Selling, General and Administrative

Selling, general and administrative costs were $17.0 million and $15.0 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $2.0 million (or 13%). This increase was due primarily to an increase in marketing costs.

Stock Compensation

Stock compensation expense was $4.7 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $4.0 million (or 571%). This increase was primarily as a result of a non-cash charge of $3.6 million due to the reclassification of certain Board restricted stock unit grants from equity to liability.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to a loss of $1.9 million and income of $16.2 million for the six months ended June 30, 2025 and 2024, respectively, a change of $18.1 million (or 112%). The change is primarily due to the $16.6 million remeasurement gain driven by the partial annuitization of two pension plans in May 2024. The remaining change is primarily related to the expected return on plan assets, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Interest Expense

Interest expense was $6.5 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $5.8 million (or 829%). This increase was due primarily to interest incurred on the 2.25% Convertible Notes issued in November 2024.

Investment Income

Investment income was $15.3 million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $10.1 million (or 194%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 2.25% Convertible Notes issued in November 2024.

Extinguishment of Long-Term Debt

Pursuant to the a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the 8.25% Notes in the six months ended June 30, 2025.

Income Tax Expense

Income tax expense was $16.5 million and $6.6 million in the six months ended June 30, 2025 and 2024, respectively, an increase of $9.9 million (or 150%). Income tax expense for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2024.

Net Income and Comprehensive Income

Net income was $56.1 million and $24.5 million in the six months ended June 30, 2025 and 2024, respectively, an increase of $31.6 million (or 129%). The increase was primarily attributable to an increase of $46.0 million in gross profit, as discussed above, a gain of $11.8 million on the extinguishment of long-term debt, and an increase of $10.1 million in investment income. This was partially offset by an increase of $18.1 million in nonoperating components of net periodic benefit expense, an increase of $9.9 million in income tax expense, and an increase of $5.8 million in interest expense.

Liquidity and Capital Resources

As of June 30, 2025, the Company had a consolidated cash and cash equivalents balance of $833.0 million. In addition, the Company had $11.2 million of restricted cash related to one of three initial inventory loans, which required a cash deposit into an escrow fund. In May 2025, $18.6 million of the restricted cash was released from escrow, following the repayment of two of the three inventory loans in March 2025. In July 2025, the remaining $11.2 million of the restricted cash was released from escrow, following the repayment of the last of the three inventory loans in June 2025. See Note 3, Cash, Cash Equivalents, and Restricted Cash of the Consolidated Financial Statements. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the May 2024 enactment of the Import Ban Act and our ability to obtain additional waivers thereunder, the impact of the November 2024 Russian Decree and the ability of TENEX to secure export licenses thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

On November 10, 2022, the Company was awarded the HALEU Operation Contract. The HALEU Operation Contract provides for a 50/50 cost-share contract for Phase 1 of the base contract to complete the cascade, begin operations and produce the initial, small quantity demonstration HALEU. Phase 2 includes continued operations and maintenance on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years comprised of three options of three years each, also on a cost-plus-incentive-fee basis. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under either the DOE Contracting Officer’s approval or contract modifications. On November 5, 2024, the HALEU Operation Contract Phase 2 period of performance was extended to June 30, 2025. DOE has increased the Phase 2 contract value and related funding to approximately $169.1 million. On June 17, 2025, the DOE exercised Option 1a of Phase 3 of the HALEU Operation Contract and extended the period of performance to June 30, 2026. The Company’s goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant.

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

Further, any sanctions or other restrictions, including the Import Ban Act banning LEU imports from Russia and the Russian Decree prohibiting LEU exports out of Russia in the absence of a license, represent a significant risk to our business as we rely on the TENEX Supply Contract as a significant supply source to meet our delivery obligations. Such restrictions on LEU imports to the U.S. or exports from Russia could have a material impact on our operations and liquidity. For further discussion, please see Part I, Item 1A, Risk Factors.

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount together with any accrued and unpaid interest. As of June 30, 2025, none of the 8.25% Notes remained outstanding.

Capital expenditures of approximately $44.7 million are anticipated over the next 12 months.

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

On October 18, 2024, the Company submitted an application for a clean energy manufacturing and recycling project associated with re-equipping our manufacturing property at our manufacturing facility in Oak Ridge. This would recreate a viable enrichment supply chain and allow ACO to manufacture centrifuge parts to be used in centrifuge machines to enrich uranium. Our application requested an allocation of $62.4 million based on a qualified investment in eligible property of $208.0 million made by Centrus. On January 10, 2025, the Company was informed that the IRS granted our request for a $62.4 million credit allocation for this facility. Centrus now has two years from that date to provide evidence that the requirements of the credit have been met thus certifying our credit allocation. Upon certification of our credit allocation, the Company then has two years from that date to notify the DOE that the qualified investment in eligible property is placed in service to receive the credit allocation.

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

Cash Flow

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$89.3	$12.3
Cash used in investing activities	(5.7)	(2.4)
Cash provided by financing activities	59.6	16.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.1)
Increase in cash, cash equivalents and restricted cash	$143.0	$25.8

Operating Activities

For the six months ended June 30, 2025, net cash provided by operating activities was $89.3 million. The net increase was primarily due to approximately $214.0 million in cash collected from customers and investment income. These cash inflows were partially offset by approximately $125.0 million of disbursements for operations, of which approximately $85.0 million relates to both payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs.

For the six months ended June 30, 2024, net cash provided by operating activities was $12.3 million. The net increase was primarily due to approximately $199.0 million in cash collected from customers, investment income, and reimbursements for postretirement health and life benefits paid by the Company. These cash inflows were partially offset by approximately $187.0 million of disbursements for operations, of which approximately $143.0 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs.

Investing Activities

Capital expenditures were $5.7 million and $2.4 million for the six months ended June 30, 2025 and 2024, respectively.

Financing Activities

For the six months ended June 30, 2025 and 2024, cash of $139.9 million and $19.0 million, respectively, was provided from the net proceeds related to the issuance of 1,415,924 and 451,830 shares, respectively, of Class A Common Stock under ATM offerings.

Pursuant to the Redemption Notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount of $74.3 million, together with any accrued and unpaid interest. For the six months ended June 30, 2025 and 2024, payments of $3.5 million and $3.1 million, respectively, of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$833.0	$671.4
Accounts receivable	31.3	80.0
Inventories, net	193.1	145.4
Current debt	—	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(107.1)	(152.5)
Other current assets and liabilities, net	(181.9)	(69.8)
Working capital	$768.4	$668.4

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

On June 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on July 1, 2025, and ending at the close of business on September 30, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended June 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million to Extinguishment of Long-Term Debt in the Consolidated Statements of Operations. As of June 30, 2025, none of the 8.25% Notes remained outstanding.

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

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 1,157,727 and 1,415,924 shares of its Class A Common Stock at the market price in the three and six months ended June 30, 2025, respectively, for a total of $117.1 million and $143.2 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $114.7 million and $140.1 million in the three and six months ended June 30, 2025, respectively. Additionally, the Company recorded direct costs of $0.5 million and $0.6 million in the three and six months ended June 30, 2025, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and two prospectus supplements dated February 9, 2024 and May 9, 2025, respectively. As of June 30, 2025, the ATM offering was completed.

Pursuant to this sales agreement, the Company sold an aggregate of 275,202 and 451,830 shares of its Class A Common Stock at the market price in the three and six months ended June 30, 2024, respectively, for a total of $12.5 million and $19.9 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $12.2 million and $19.3 million in the three and six months ended June 30, 2024, respectively. Additionally, the Company recorded direct costs of less than $0.1 million in both the three and six months ended June 30, 2024, respectively, related to the issuance. The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at June 30, 2025.

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

As of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Modification 19 to Agreement, dated May 5, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025).

10.2	Modification 20 to Agreement, dated June 3, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.3	Modification 21 to Agreement, dated June 13, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.4	Modification 22 to Agreement, dated June 17, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.5	Modification 23 to Agreement, dated June 18, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.6	Letter Agreement, dated April 7, 2025, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation. (a)

10.7	Letter Agreement, dated July 14, 2025, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

August 6, 2025	/s/ Kevin J. Harrill
Kevin J. Harrill
Senior Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)