Form 10-Q
period 2025-09-30
CENTRUS ENERGY CORP
filed 2025-11-06
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of November 1, 2025, there were 17,492,832 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
ACO	American Centrifuge Operating LLC, a subsidiary of Centrus
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation, a subsidiary of Centrus
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky, formerly operated by Enrichment Corp.
Piketon	Production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to 1993, a wholly-owned government corporation prior to its privatization in July 1998

Other Terms and Abbreviations
0% Convertible Notes	0% Convertible Senior Notes, maturing August 2032 unless repurchased, redeemed or converted
2.25% Convertible Notes	2.25% Convertible Senior Notes, maturing November 2030 unless repurchased, redeemed or converted
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
5B Cylinders	Storage cylinders for HALEU UF6 produced by the cascade
8.25% Notes	8.25% Notes, originally maturing February 2027, redeemed in March 2025
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

Risks related to economic and industry factors primarily include:
•risks related to our dependence on others, such as TENEX, under the TENEX Supply Contract, Orano, under the Orano Supply Agreement, and other suppliers (including, but not limited to, transporters, fabricators or converters) who provide, or deliver, to us the goods and services we need to conduct our business and any resulting negative impact on our liquidity;
•risks related to our ability to sell, transport or deliver the LEU we procure pursuant to our purchase obligations under our supply agreements and the impacts of sanctions or limitations on imports of such LEU, including those imposed under the RSA, international trade legislation and other international trade restrictions including but not limited to the Import Ban Act and Russian Decree;
•risks related to the increasing quantities of LEU being imported into the United States from China and the impact on our ability to make future LEU or SWU sales or ability to finance any build-out of our enrichment capacities;
•risks related to change in laws, tariffs or other government measures that would lift, lower or relax such laws, tariffs or government measures to allow the importation of LEU, or increase its cost, from Russia or other countries with restrictions;
•risks related to not being able to sell the Russian LEU available for purchase under the TENEX Supply Contract for import in 2026 or 2027 for any reason, including customers having filled their fuel needs for those years;
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
•risks related to the Company not winning additional task orders under the HALEU Production Contract, LEU Production Contract and HALEU Deconversion Contract to expand the capacity of the American Centrifuge plant;
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
•risks related to the ongoing government shutdown or lack of funding that could result in program cancellations, disruptions and/or stop work orders and could limit the U.S. government’s ability to make timely payments, including under Executive Order 14158, and our ability to perform under our U.S. government contracts and successfully compete for work including under the HALEU Operation Contract;
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
•risks related to our inability to perform under fixed-price and cost-share contracts such as the HALEU Operation Contract, including the risk that costs that we must incur could be higher than expected and the risk related to complying with stringent government contractual requirements; and
•risks related to our inability to attract qualified employees necessary for the planned expansion of our operations in Oak Ridge, Tennessee or Piketon, Ohio.

Risks related to financial factors primarily include:
•risks related to our long-term liabilities, including our defined benefit pension plan obligations and postretirement health and life benefit obligations;
•risks related to our 0% and 2.25% Convertible Notes maturing in 2032 and 2030, respectively;
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
•risks related to changes or termination of our agreements with the U.S. government or other counterparties, or the exercise of contract remedies by such counterparties, or the U.S. government’s rights in our intellectual property based on such agreements;
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

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,631.8	$671.4
Accounts receivable	60.7	80.0
Inventories	416.3	161.6
Deferred costs associated with deferred revenue	47.7	63.9
Other current assets	8.1	38.3
Total current assets	2,164.6	1,015.2
Property, plant and equipment, net of accumulated depreciation of $6.3 million and $5.3 million as of September 30, 2025 and December 31, 2024, respectively	20.5	9.4
Deposits for financial assurance	2.6	2.6
Intangible assets, net	23.7	29.6
Deferred tax assets	25.8	29.3
Other long-term assets	7.7	7.3
Total assets	$2,244.9	$1,093.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$36.3	$38.8
Payables under inventory purchase agreements	155.9	29.5
Inventories owed to customers and suppliers	238.9	16.2
Deferred revenue and advances from customers	154.8	216.4
Short-term inventory loans	40.3	39.8
Current debt	—	6.1
Total current liabilities	626.2	346.8
Long-term debt	1,173.5	472.5
Postretirement health and life benefit obligations	70.0	74.6
Pension benefit liabilities	3.8	4.0
Long-term inventory loans	—	26.2
Other long-term liabilities	8.3	7.9
Total liabilities	1,881.8	932.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 17,492,832 and 16,045,916 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1.7	1.6
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of September 30, 2025 and December 31, 2024	0.1	0.1
Excess of capital over par value	378.3	236.5
Accumulated deficit	(16.3)	(76.3)
Accumulated other comprehensive loss	(0.7)	(0.5)
Total stockholders’ equity	363.1	161.4
Total liabilities and stockholders’ equity	$2,244.9	$1,093.4
The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Separative work units	$10.7	$34.8	$187.7	$198.1
Uranium	34.1	—	34.1	29.9
Technical solutions	30.1	22.9	80.7	62.4
Total revenue	74.9	57.7	302.5	290.4
Cost of Sales:
Separative work units and uranium	52.6	29.6	147.7	189.3
Technical solutions	26.6	19.2	72.3	51.4
Total cost of sales	79.2	48.8	220.0	240.7
Gross profit (loss)	(4.3)	8.9	82.5	49.7
Advanced technology costs	1.7	4.1	8.0	13.9
Selling, general and administrative	8.9	9.6	25.9	24.6
Equity-related compensation	0.6	0.4	5.3	1.1
Amortization of intangible assets	1.1	2.4	5.9	7.2
Operating income (loss)	(16.6)	(7.6)	37.4	2.9
Nonoperating components of net periodic benefit loss (income)	1.0	0.8	2.9	(15.4)
Interest expense	3.4	0.1	9.9	0.8
Investment income	(12.9)	(2.6)	(28.2)	(7.8)
Extinguishment of long-term debt	—	—	(11.8)	—
Other expense (income), net	(0.1)	—	—	0.1
Income (loss) before income taxes	(8.0)	(5.9)	64.6	25.2
Income tax expense (benefit)	(11.9)	(0.9)	4.6	5.7
Net income (loss) and comprehensive income (loss)	$3.9	$(5.0)	$60.0	$19.5

Net income (loss) per share:
Basic	$0.21	$(0.30)	$3.40	$1.21
Diluted	$0.19	$(0.30)	$3.16	$1.20
Average number of common shares outstanding (in thousands):
Basic	18,317	16,422	17,672	16,172
Diluted	20,677	16,422	18,965	16,236

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2025	2024
OPERATING
Net income	$60.0	$19.5
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	6.9	7.9
Deferred tax assets	3.6	5.5
Gain on remeasurement of retirement benefit plans	—	(16.8)
Equity-related compensation	5.3	1.1
Revaluation of inventory borrowings	4.1	3.7
Gain on extinguishment of 8.25% Notes	(11.8)	—
Other reconciling adjustments, net	2.1	—
Changes in operating assets and liabilities:
Accounts receivable	19.2	30.3
Inventories	(317.2)	85.4
Inventories owed to customers and suppliers	222.8	(83.5)
Other current assets	0.2	3.0
Accounts payable and other liabilities	(4.5)	(8.8)
Payables under inventory purchase agreements	126.4	(41.9)
Deferred revenue and advances from customers, net of deferred costs	(12.5)	(19.9)
Pension and postretirement benefit liabilities	(4.9)	(6.2)
Other changes, net	(0.3)	(0.2)
Cash provided by (used in) operating activities	99.4	(20.9)

INVESTING
Capital expenditures	(10.1)	(3.4)
Cash used in investing activities	(10.1)	(3.4)

FINANCING
Proceeds from the issuance of common stock, net	139.7	23.4
Proceeds from the issuance of 0% Convertible Senior Notes, net	782.4	—
Exercise of stock options	—	0.4
Common stock withheld for tax obligations under stock-based compensation plan	(2.9)	(0.3)
Payment of interest classified as debt	(3.5)	(6.1)
Payment of principal to redeem 8.25% Notes	(74.3)	—
Cash provided by financing activities	841.4	17.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—

Increase (decrease) in cash, cash equivalents and restricted cash	930.6	(6.9)
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	704.0	233.8
Cash, cash equivalents and restricted cash, end of period (Note 3)	$1,634.6	$226.9

Supplemental cash flow disclosures:
Cash paid for income taxes	$0.4	$0.6
Cash paid for interest	$4.4	$—

Non-cash activities:
Adjustment of right to use lease assets from lease modification	$1.3	$—
Property, plant and equipment included in accounts payable and accrued liabilities	$2.2	$0.1
Common stock withheld for tax obligations under stock-based compensation plan	$—	$0.1

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$—	$1.5	$0.1	$180.5	$(149.5)	$(0.3)	$32.3
Net loss for the three months ended March 31, 2024	—	—	—	—	(6.1)	—	(6.1)
Issuance of common stock	—	—	—	7.5	—	—	7.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	0.2	—	—	0.2
Balance at March 31, 2024	$—	$1.5	$0.1	$188.2	$(155.6)	$(0.4)	$33.8

Net income for the three months ended June 30, 2024	—	—	—	—	30.6	—	30.6
Issuance of common stock	—	0.1	—	12.0	—	—	12.1
Equity-related compensation shares withheld for income taxes	—	—	—	(0.4)	—	—	(0.4)
Equity-related compensation	—	—	—	0.5	—	—	0.5
Balance at June 30, 2024	$—	$1.6	$0.1	$200.3	$(125.0)	$(0.4)	$76.6

Net loss for the three months ended September 30, 2024	—	—	—	—	(5.0)	—	(5.0)
Issuance of common stock	—	—	—	4.5	—	—	4.5
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	0.4	—	—	0.4
Balance at September 30, 2024	$—	$1.6	$0.1	$205.2	$(130.0)	$(0.5)	$76.4

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2024	$—	$1.6	$0.1	$236.5	$(76.3)	$(0.5)	$161.4
Net income for the three months ended March 31, 2025	—	—	—	—	27.2	—	27.2
Issuance of common stock	—	—	—	25.2	—	—	25.2
Equity-related compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2025	$—	$1.6	$0.1	$261.9	$(49.1)	$(0.6)	$213.9

Net income for the three months ended June 30, 2025	—	—	—	—	28.9	—	28.9
Issuance of common stock	—	0.1	—	114.2	—	—	114.3
Equity-related compensation shares withheld for income taxes	—	—	—	(2.2)	—	—	(2.2)
Equity-related compensation	—	—	—	4.2	—	—	4.2
Balance at June 30, 2025	$—	$1.7	$0.1	$378.1	$(20.2)	$(0.6)	$359.1

Net income for the three months ended September 30, 2025	—	—	—	—	3.9	—	3.9
Equity-related compensation shares withheld for employee taxes	—	—	—	(0.4)	—	—	(0.4)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	0.6	—	—	0.6
Balance at September 30, 2025	$—	$1.7	$0.1	$378.3	$(16.3)	$(0.7)	$363.1

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited Consolidated Financial Statements of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of September 30, 2025, and for the three and nine months ended September 30, 2025, and 2024, have been prepared pursuant to the rules and regulations of the SEC. The unaudited Consolidated Balance Sheet as of December 31, 2024, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the unaudited Consolidated Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and nine months ended September 30, 2025 and 2024, are insignificant.

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Revenue for the LEU segment is derived from the sales of the SWU component of LEU, from sales of both the SWU and uranium components, and from sales of UF6 and U3O8, to electric utility customers and other nuclear fuel related companies. Technical Solutions revenue is derived from advanced manufacturing and other technical services provided to the U.S. government and private sector customers.

LEU Segment

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

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$34.1	$—	$142.5	$86.1
Foreign	10.7	34.8	79.3	141.9
Revenue - SWU and uranium	$44.8	$34.8	$221.8	$228.0

Refer to Note 13, Segment Information, for disaggregation of revenue by segment.

Technical Solutions Segment

Revenue for the Technical Solutions segment, representing the Company’s uranium enrichment, advanced manufacturing, and other technical services offered to public and private sector customers, is recognized over time as the performance obligation is satisfied or at the point in time in which each performance obligation is fully satisfied.

The Company’s work on HALEU began under the HALEU Demonstration Contract, signed with the DOE in 2019, to construct a cascade of 16 centrifuges to demonstrate production of HALEU for advanced reactors. The DOE reimbursed the Company for 80% of its costs incurred in performing the contract. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. The Company recorded revenue up to the funded amount of $173.0 million and has received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through September 30, 2025. Closeout activities on the HALEU Demonstration Contract are ongoing.

On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6. On November 7, 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 for one production year, as well as continued operations and maintenance of the cascade. Phase 2 included an initial contract value of approximately $90.0 million and compensation on a cost-plus-incentive-fee-basis. The DOE owns any HALEU produced from the demonstration cascade. The HALEU Operation Contract also gives DOE the ability to exercise three optional periods to contract for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges created difficulties for DOE in securing enough 5B Cylinders for the entire Phase 2 production year. During time periods when 5B Cylinders were insufficient, the Company was not able to produce HALEU as it did not have 5B Cylinders to store the enriched uranium. Due to these delays, Centrus was unable to achieve contractual delivery of the 900 kilograms of HALEU UF6 by November 2024, which was the date set for the end of Phase 2 performance. On November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025, which allowed the Company to produce and contractually deliver the Phase 2 production target of 900 kilograms of HALEU to DOE. On August 20, 2025, the DOE modified the HALEU Operation contract to further extend the Phase 2 period of performance through October 31, 2025 to allow the Company to complete outstanding change orders. As of September 30, 2025, the total Phase 2 contract value and funded value is $170.1 million. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. Additionally, the Amendment acknowledges that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since award of the HALEU Operation Contract and indicates that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of September 30, 2025, Option 1a is funded for the contract value of $108.2 million.

Under the HALEU Operation Contract, the Company submitted several change order requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE Contracting Officer’s approval or contract modifications. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million, without a cost-share provision. DOE is now obligated for costs up to the contract value of $8.8 million for the additional scope work.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The HALEU Operation Contract is funded incrementally, and as of September 30, 2025, DOE is obligated for costs up to $316.2 million in the aggregate for Phase 1, Phase 2, Option 1a of Phase 3, and the additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $195.4 million through September 30, 2025.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

Remaining Performance Obligations

The Company’s remaining performance obligations represent the aggregate amount of the total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were $0.7 billion and $0.8 billion as of September 30, 2025, and December 31, 2024, respectively, and extend to 2030.

The remaining performance obligations in the LEU segment, primarily related to medium and long-term contracts with fixed commitments, were approximately $0.6 billion and $0.7 billion as of September 30, 2025 and December 31, 2024, respectively, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and include approximately $154.8 million and $216.4 million of Deferred Revenue and Advances from Customers at September 30, 2025, and December 31, 2024, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of the customers’ fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $98.7 million and $28.0 million, as of September 30, 2025, and December 31, 2024, respectively, and extend through 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

Accounts Receivable

The following table presents the components of accounts receivable (in millions):

	September 30, 2025	December 31, 2024

Accounts receivable:
Billed	$44.1	$69.8
Unbilled *	16.6	10.2
Accounts receivable	$60.7	$80.0

* Billings under certain contracts in the Technical Solutions segment are invoiced based on approved provisional billing rates. Unbilled revenue represents the difference between actual costs incurred and invoiced amounts. The Company expects to invoice and collect the unbilled amounts after actual rates are submitted to and approved by the customer. Unbilled revenue also includes unconditional rights to payment that are not yet billable under applicable contracts due to timing of invoice processing or pending the compilation of supporting documentation.

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	September 30, 2025	December 31, 2024	Year-To-Date Change

Deferred revenue - current	$154.8	$183.6	$(28.8)
Advances from customers - current	$—	$32.8	$(32.8)

Previously deferred sales and advances from customers recognized in revenue totaled $68.5 million and $99.6 million in the nine months ended September 30, 2025 and 2024, respectively.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	September 30, 2025	December 31, 2024

Cash and cash equivalents	$1,631.8	$671.4
Deposits for financial assurance - current (a)	0.2	30.0
Deposits for financial assurance - noncurrent	2.6	2.6
Total cash, cash equivalents and restricted cash	$1,634.6	$704.0

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $0.1 million and $0.5 million denominated in euros as of September 30, 2025 and December 31, 2024, respectively, and recorded $0.1 million in transaction gains and $0.1 million in transaction losses in the three and nine months ended September 30, 2025, respectively, and less than $0.1 million in transaction losses in both the three and nine months ended September 30, 2024.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	September 30, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$—	$29.8	$—
Workers Compensation	—	2.5	—	2.5
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$2.6	$30.0	$2.6

In 2022, the Company entered into three inventory loans that each required a cash deposit into an escrow fund. In March 2025, the Company repaid two of the three inventory loans and, in May 2025, received $18.6 million of restricted cash which was released from escrow. In June 2025, the Company repaid the last of the three inventory loans and, in July 2025, received $11.2 million of restricted cash which was released from escrow (see Note 4, Inventories).

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

	September 30, 2025			December 31, 2024
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$11.7	$—	$11.7	$5.0	$2.5	$2.5
Uranium	394.2	238.9	155.3	156.6	13.7	142.9
Conversion credits	10.4	—	10.4	—	—	—
Total	$416.3	$238.9	$177.4	$161.6	$16.2	$145.4

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or net realizable value.

The Company may borrow SWU or uranium from customers, suppliers or fabricators, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using the projected and forecasted purchase price over the borrowing period.

During the three months ended September 30, 2025, the Company sold the U3O8 contained in a quantity of UF6 to a converter. Under the terms of the agreement, the Company delivered the UF6 to the converter, and the converter transferred $10.4 million of conversion services credits contained in the UF6 to the Company.

In the nine months ended September 30, 2025, the Company repaid SWU inventory loans borrowed from a customer valued at $38.8 million by utilizing advances of SWU from the fabricator under an existing optimization agreement. In June 2025, the Company repaid a UF6 inventory loan valued at $29.8 million.

The Company performs quarterly revaluations of Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $0.5 million and $4.1 million, for the three and nine months ended September 30, 2025, respectively, and $1.9 million and $3.7 million for the three and nine months ended September 30, 2024, respectively.

5. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014. The intangible asset related to the LEU segment backlog is amortized as the backlog, existing at emergence, is reduced, as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the Consolidated Statements of Operations and Comprehensive Income. Intangible asset balances are as follows (in millions):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$49.3	$5.3	$54.6	$46.8	$7.8
Customer relationships	68.9	50.5	18.4	68.9	47.1	21.8
Total	$123.5	$99.8	$23.7	$123.5	$93.9	$29.6

6. DEBT

A summary of debt is as follows (in millions):

		September 30, 2025		December 31, 2024
	Maturity	Current	Long-Term	Current	Long-Term
8.25% Notes:	Feb. 2027
Principal		$—	$—	$—	$74.3
Interest		—	—	6.1	9.2
2.25% Convertible Notes:	Nov. 2030
Principal		—	402.5	—	402.5
0% Convertible Notes:	Aug. 2032
Principal		—	805.0	—	—
Total		$—	$1,207.5	$6.1	$486.0

A summary of interest expense and amortization of debt issuance costs is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest expense	$2.3	$—	$6.8	$—
Amortization of debt issuance costs and discount	0.9	—	2.0	—
Total interest expense on debt	$3.2	$—	$8.8	$—

Convertible Notes

In November 2024, the Company issued $402.5 million of 2.25% Convertible Notes due 2030 and in August 2025, the Company issued $805.0 million of 0% Convertible Notes due 2032. The Company evaluated its convertible debt to determine if the agreements or embedded components of the agreements qualify as derivatives to be accounted for separately and concluded that none of the embedded features of the convertible debt, inclusive of the conversion option, meet the criteria to require separate accounting.

0% Convertible Notes

On August 18, 2025, the Company issued, in a Rule 144A offering, the 0% Convertible Notes with an aggregate principal amount of $805.0 million, due August 15, 2032, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the 0% Convertible Notes. The 0% Convertible Notes will not bear regular interest and the principal amount will not accrete. The Company incurred approximately $22.5 million in issuance costs related to the issuance of the 0% Convertible Notes. The carrying amount of the 0% Convertible Notes as of September 30, 2025 was $782.9 million and included the remaining principal outstanding of $805.0 million, net of total unamortized debt discounts and deferred debt issuance costs of $22.1 million.

Before May 15, 2032, noteholders may convert the 0% Convertible Notes in any of the following circumstances:
•during the five consecutive business days immediately after any ten consecutive trading day period (the “Measurement Period”), in which the trading price per $1,000 principal amount of the 0% Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s Class A Common Stock on such trading day and the conversion rate on each such trading day; or
•during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2025, if the last reported sale price per share of the Company’s Class A Common Stock is greater than or equal to 130% of the conversion price for each of at least twenty trading days (whether or not consecutive) during the thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; or
•upon the occurrence of certain corporate events or distributions on the Company’s Class A Common Stock; or
•if the Company calls such notes for redemption at any time before the close of business on the second scheduled trading day immediately before the related redemption date.

Beginning on May 15, 2032, noteholders may convert their notes at any time at their election until the close of business on the second business day immediately before the maturity date. The Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of notes to be converted, and by issuing shares of its Class A Common Stock or a combination of cash and shares of its Class A Common Stock, at its election for the incremental value. The initial conversion rate is 4.3551 shares of Class A Common Stock per $1,000 principal amount of the notes, representing an initial conversion price of approximately $229.62 per share of Class A Common Stock. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, make-whole fundamental change and certain stockholder distributions.

Beginning on August 20, 2029, the Company may redeem for cash all or any portion of the notes, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice.

If certain corporate events that constitute a “fundamental change”, such as business combination transactions involving the Company, shareholder approval of liquidation or dissolution of the Company, and certain de-listing events with respect to the Company’s Class A Common Stock, occur at any time, holders may, subject to certain exceptions, require the Company to purchase their notes in whole or in part for cash at a price equal to 100% of the principal amount of the 0% Convertible Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

2.25% Convertible Notes

On November 7, 2024, the Company issued, in a Rule 144A offering, the 2.25% Convertible Notes with an aggregate principal amount of $402.5 million, due November 1, 2030, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the 2.25% Convertible Notes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025. The Company incurred approximately $13.8 million in issuance costs related to the issuance of the 2.25% Convertible Notes. The carrying amount of the 2.25% Convertible Notes as of September 30, 2025 of $390.6 million, includes the remaining principal outstanding of $402.5 million, net of total unamortized debt discounts and deferred debt issuance costs of $11.9 million.

Before August 1, 2030, noteholders may convert the 2.25% Convertible Notes in any of the following circumstances:

•during the five consecutive business days immediately after any ten consecutive trading day period (the “Measurement Period”), in which the trading price per $1,000 principal amount of the 2.25% Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of the Company’s Class A Common Stock on such trading day and the conversion rate on each such trading day; or
•during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2024, if the last reported sale price per share of the Company’s Class A Common Stock is greater than or equal to 130% of the conversion price for each of at least twenty trading days (whether or not consecutive) during the thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; or
•upon the occurrence of certain corporate events or distributions on the Company’s Class A Common Stock; or
•if the Company calls such notes for redemption, then the noteholder of any note may convert such note at any time before the close of business on the second scheduled trading day immediately before the related redemption date.

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

On June 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on July 1, 2025, and ending at the close of business on September 30, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended June 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day. No notes were converted during that period.

On September 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on October 1, 2025, and ending at the close of business on December 31, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended September 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day. As of October 31, 2025, no notes have been converted under this recent conversion period

If certain corporate events that constitute a “fundamental change”, such as business combination transactions involving the Company, shareholder approval of liquidation or dissolution of the Company, and certain de-listing events with respect to the Company’s Class A Common Stock, occur at any time, holders may, subject to certain exceptions, require the Company to purchase their notes in whole or in part for cash at a price equal to 100% of the principal amount of the 2.25% Convertible Notes to be repurchased, plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt. As of September 30, 2025, none of the 8.25% Notes remained outstanding.

Interest on the Company’s 8.25% Notes was payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring; therefore, all future interest payment obligations on the 8.25% Notes were included in the carrying value of the 8.25% Notes. As a result, interest payments were reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of September 30, 2025 and December 31, 2024, $0 and $6.1 million, respectively, of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheets.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,631.8	$—	$—	$1,631.8	$671.4	$—	$—	$671.4
Deferred compensation asset (a)	0.5	—	—	0.5	0.4	—	—	0.4

Liabilities:
Deferred compensation obligation (a)	$0.5	$—	$—	$0.5	$0.4	$—	$—	$0.4

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

Other Financial Instruments

As of September 30, 2025, and December 31, 2024, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	September 30, 2025			December 31, 2024
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
8.25% Notes	$—	(b)	$—	$89.6	(b)	$73.6
2.25% Convertible Notes	$390.6	(c)	$1,339.8	$389.0	(c)	$403.8
0% Convertible Notes	$782.9	(d)	$1,270.4	$—	(d)	$—
(a) Estimated fair value is based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs.
(b)    As of September 30, 2025, the carrying value of the 8.25% Notes consists of the principal balance of $0 due to the redemption of the 8.25% Notes in March 2025. As of December 31, 2024, the carrying value of the 8.25% Notes consists of the principal balance of $74.3 million and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 6, Debt.
(c)As of September 30, 2025 and December 31, 2024, the carrying value of the 2.25% Convertible Notes is net of $11.9 million and $13.5 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.
(d)As of September 30, 2025 and December 31, 2024, the carrying value of the 0% Convertible Notes is net of $22.1 million and $0 of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees. The Company has one qualified defined benefit pension plan, one postretirement health and life benefit plan and two nonqualified plans.

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service costs	$0.1	$0.5	$0.3	$1.5
Interest costs	0.4	0.2	1.2	7.8
Amortization of prior service costs (credits), net	—	0.1	(0.1)	—
Remeasurement gain	—	(0.2)	—	(16.8)
Expected return on plan assets (gains)	(0.5)	(0.2)	(1.4)	(9.5)
Net periodic benefit costs (credits)	$—	$0.4	$—	$(17.0)

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest costs	$1.2	$1.2	$3.4	$3.4
Amortization of prior service costs (credits), net	(0.1)	(0.1)	(0.1)	(0.1)
Net periodic benefit costs	$1.1	$1.1	$3.3	$3.3

The Company reports service costs for its defined benefit pension plans and its postretirement health and life benefit plans in Cost of Sales and Selling, General and Administrative Expenses. The remaining components of net periodic benefit costs (credits) are reported as Nonoperating Components of Net Periodic Benefit Loss (Income).

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

During the third quarter of 2024, the Company determined that it was probable that lump sum payouts for 2024 would be greater than the annual service and interest cost components of the annual net periodic benefit cost for its two defined benefit pension plans. In addition, the Company transferred $15.4 million of pension plan assets and the related obligations under two participating group annuity contracts to two non-participating group annuity contracts for two of its defined benefit plans. The purchase resulted in a transfer of future benefit obligations and administrative liabilities for more than 400 participants effective October 1, 2024.

These events triggered a remeasurement that resulted in a decrease in the benefit obligation and corresponding net actuarial gains of $0.2 and $16.8 million for the three and nine months ended September 30, 2024, respectively. The related income was included in Nonoperating Components of Net Periodic Benefit Loss (Income) in the Consolidated Statements of Operations. There were no pension plan remeasurements in the three and nine months ended September 30, 2025.

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

Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment for 2025 through 2028, primarily from its long-term sales contracts. Additionally, Centrus’ investment income forecast increased based upon increased liquidity. Centrus determined that the positive evidence of increased future investment income supported the release of the federal valuation allowance. However, because of the lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus released $10.2 million of the valuation allowance against its federal net deferred tax assets in the three and nine months ended September 30, 2025. There was no release of valuation allowance in the three and nine months ended September 30, 2024.

Going forward, Centrus will continue to evaluate both positive and negative evidence that would support any further changes to the remaining federal and state valuation allowances. Such evidence in the Company’s Technical Solutions segment may include events that could have a significant impact on pre-tax income, such as signing new contracts with significantly higher or lower margins than currently forecasted, follow-on work related to the HALEU program, or abandonment of the commercial deployment of the centrifuge technology. Such evidence in the Company’s LEU segment may include renewing SWU sales contracts with existing customers and/or signing new sales or purchase contracts with significantly higher or lower margins than currently forecasted. Additional evidence in the LEU segment may include potential deferrals in the timing of deliveries requested by its customers, which could impact revenue recognition timing. The impact of these and other potential positive and negative events will be weighed and evaluated to determine if the valuation allowances should be increased or decreased in the future.

10. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated by dividing net income allocable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In calculating diluted net income (loss) per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards, including restricted stock units, restricted stock, and stock options and shares issuable under convertible notes. No dilutive effect is recognized in a period in which a net loss has occurred.
On November 7, 2024, Centrus issued $402.5 million aggregate principal amount 2.25% Convertible Notes due 2030. On August 18, 2025, Centrus issued $805.0 million aggregate principal amount 0% Convertible Notes due 2032. The dilutive impact of both the 2.25% Convertible Notes and 0% Convertible Notes on the calculation of diluted income per share is considered using the if-converted method. However, because the principal amount of the 2.25% Convertible Notes and 0% Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2.25% Convertible Notes and 0% Convertible Notes.

The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator (in millions):
Net income (loss)	$3.9	$(5.0)	$60.0	$19.5

Denominator (in thousands):
Average common shares outstanding - basic	18,317	16,422	17,672	16,172
Potentially dilutive shares related to equity compensation awards	51	—	63	64
Potentially dilutive shares related to 2.25% Convertible Notes	2,309	—	1,230	—
Average common shares outstanding - diluted	20,677	16,422	18,965	16,236

Net income (loss) per share (in dollars):
Basic	$0.21	$(0.30)	$3.40	$1.21
Diluted	$0.19	$(0.30)	$3.16	$1.20

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	—	34	—	3
0% Convertible Notes (if-converted) excluded from the diluted calculation because they would have been antidilutive (in thousands)	133	—	2,290	—

11. STOCKHOLDERS’ EQUITY

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (File No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023 and was supplemented by prospectus supplements dated February 9, 2024 and May 9, 2025, respectively. Pursuant to this shelf registration statement, the Company may offer and sell up to an aggregate of $200.0 million in securities. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered.

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 1,415,924 shares of its Class A Common Stock at the market price in the nine months ended September 30, 2025 for a total of $143.2 million. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $140.1 million in the nine months ended September 30, 2025. Additionally, the Company recorded direct costs of $0.6 million in the nine months ended September 30, 2025 related to the issuance. The Company did not issue any shares of its Class A Common Stock under the ATM offering in the three months ended September 30, 2025. As of September 30, 2025, the ATM offering was completed.

The Company sold an aggregate of 115,661 and 567,491 shares of its Class A Common Stock at the market price in the three and nine months ended September 30, 2024, respectively, for a total of $4.6 million and $24.5 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $4.5 million and $23.8 million in the three and nine months ended September 30, 2024, respectively. Additionally, the Company recorded direct costs of approximately $0.1 million in the three and nine months ended September 30, 2024 related to the issuance.

The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 noted above.

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

Awards under Equity Incentive Plan

Under the Company’s 2014 Equity Incentive Plan, as amended, participating employees are eligible to receive grants of equity awards such as restricted stock, restricted stock units (“RSUs”), notional stock units and SARs, and other stock-based awards.

In March 2022, 2023, and 2024 and in February 2025, RSUs were granted to participating executives with a vesting period ending in March 2025, 2026, 2027, and 2028, respectively. The RSU awards are time based and payable in shares of the Company’s Class A Common Stock, subject to the Company achieving a threshold level of cumulative net income over the respective vesting period. The grant-date fair value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

The Class A Common Stock issued for the 2021-2023 performance period were issued in March 2024. The Class A Common Stock issued for the 2022-2024 performance period were issued in March 2025. Under the terms of the incentive plan, the Company withheld $0.1 million and $0.3 million of shares for the shares issued in March 2024 and March 2025, respectively, to fund the tax withholding obligations of the share recipients.

Board Restricted Stock Units

In the nine months ended September 30, 2025, the Compensation, Nominating and Governance Committee (“CNGC”) of the Board approved a resolution primarily related to the 2024 RSU grants to withhold shares to fund the grantees’ income tax liabilities beyond the Company’s legal requirement. The resolution resulted in reclassification of these grants from equity to liability, $3.6 million of Equity-Related Compensation in the Consolidated Statements of Operations, and cash payments of $2.2 million.

In the nine months ended September 30, 2024, the CNGC approved a resolution primarily related to the 2023 RSU grants to withhold shares to fund the grantees’ income tax liabilities beyond the Company’s legal requirement. The resolution resulted in reclassification of these grants from equity to liability, $0.1 million of Equity-Related Compensation in the Consolidated Statements of Operations, and cash payments of $0.3 million.

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

The TENEX Supply Contract provides that the Company must pay for all SWU in its minimum purchase obligation each year, even if it fails to submit orders for such SWU. In such a case, the Company would be required to pay for the SWU and required to take the unordered SWU in the following year.

Under the TENEX Supply Contract, pricing terms for SWU are based on a combination of market-related price points and other factors. This formula was subject to an adjustment at the end of 2018 that reduced the unit costs of SWU under this contract in 2019 and for the duration of the contract.

Orano

In 2018, the Company entered into the Orano Supply Agreement with a French state-owned company, Orano Cycle, for the long-term supply of SWU contained in LEU. The Orano Supply Agreement was subsequently assigned by Orano Cycle to its affiliate, Orano CE. Under the amended Orano Supply Agreement, the supply of SWU runs through 2030. The Orano Supply Agreement provides significant flexibility to adjust purchase volumes, subject to annual minimums and maximums in fixed amounts that vary year by year. The pricing for the SWU purchased by the Company is determined by a formula that uses a combination of market-related price points and other factors and is subject to certain floors and ceilings.

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor, USEC Inc., and DOE signed the 2002 DOE-USEC Agreement dated June 17, 2002, pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. This agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial American Centrifuge Plant, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology. The agreement further provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the American Centrifuge Plant milestones under the agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. In 2014, the 2002 DOE-USEC Agreement and other agreements between the Company and DOE were assumed by Centrus subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

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

13. SEGMENT INFORMATION

Gross profit is the Company’s measure for segment reporting. Total revenues for each of the Company’s business segments in the following tables exclude intersegment sales as these activities are eliminated in consolidation and thus are not included in management’s evaluation of performance of each segment. Sales between segments are recorded as if the sales were to third parties, that is, at contractual or market prices at the time of the sale. Such intercompany operating income is eliminated in consolidation, so that the Company’s total sales and total operating income reflect only those transactions with external customers. Refer to Note 2, Revenue and Contracts with Customers, for additional details on revenue for each segment. The following table presents the Company’s segment information (in millions):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	2025	2024	2025	2024
Revenue
LEU segment:
Separative work units	$10.7	$34.8	$187.7	$198.1
Uranium	34.1	—	34.1	29.9
Intersegment revenue, eliminated on consolidation	6.3	—	12.4	—
Total	51.1	34.8	234.2	228.0
Technical Solutions segment	30.1	22.9	80.7	62.4
Total	81.2	57.7	$314.9	$290.4
Elimination of intersegment revenue	(6.3)	—	(12.4)	—
Total revenue	$74.9	$57.7	$302.5	$290.4

Cost of Sales
LEU segment:
Separative work units and uranium	$52.6	$29.6	$147.7	$189.3
Intersegment cost of sales, eliminated on consolidation	6.4	—	10.7	—
Total	59.0	29.6	158.4	189.3
Technical Solutions segment	26.6	19.2	72.3	51.4
Total	85.6	48.8	230.7	240.7
Elimination of intersegment cost of sales	(6.4)	—	(10.7)	—
Total cost of sales	$79.2	$48.8	$220.0	$240.7

Segment Gross Profit (Loss)
LEU segment:
LEU segment	$(7.8)	$5.2	$74.1	$38.7
Intersegment gross profit (loss), eliminated on consolidation	(0.1)	—	1.7	—
Total	(7.9)	5.2	75.8	38.7
Technical Solutions segment:
Technical Solutions	3.5	3.7	8.4	11.0
Total	3.5	3.7	8.4	11.0
Elimination of intersegment gross profit (loss)	0.1	—	(1.7)	—
Gross profit (loss)	$(4.3)	$8.9	$82.5	$49.7

Reconciliation to Income (loss) before income taxes
Advanced technology costs	$1.7	$4.1	$8.0	$13.9
Selling, general and administrative	8.9	9.6	25.9	24.6
Equity-related compensation	0.6	0.4	5.3	1.1
Amortization of intangible assets	1.1	2.4	5.9	7.2
Nonoperating components of net periodic benefit loss (income)	1.0	0.8	2.9	(15.4)
Interest expense	3.4	0.1	9.9	0.8
Investment income	(12.9)	(2.6)	(28.2)	(7.8)
Extinguishment of long-term debt	—	—	(11.8)	—
Other expense (income), net	(0.1)	—	—	0.1
Income (loss) before income taxes	$(8.0)	$(5.9)	$64.6	$25.2

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to the chief operating decision maker (“CODM”), the CEO. The CODM uses revenue, cost of sales and gross profit to allocate resources (including personnel and financial or capital resources) for each segment, predominantly in the annual budget and quarterly financial review and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using revenue, cost of sales and gross profit when making decisions about allocating capital and personnel to the segments. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Consolidated Balance Sheet, were located in the United States as of September 30, 2025 and December 31, 2024.

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended September 30, 2025, two customers in the LEU segment individually represented $34.1 million and $10.7 million of revenue, respectively. In the nine months ended September 30, 2025, four customers in the LEU segment individually represented $67.5 million, $35.7 million, $34.1 million, and $32.8 million of revenue, respectively. One customer in the Technical Solutions segment individually represented $29.0 million and $78.6 million of revenue in the three and nine months ended September 30, 2025, respectively.

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

Published spot price indicators for SWU reached previous historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a period of price increases, which reached $195 per SWU by December 31, 2024, which surpassed the previous historic high. As of September 30, 2025, spot prices were $220 per SWU. This represents an increase of 13% since the beginning of the year and an increase of 547% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of the war in Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy. The contemplation of the imposition of tariffs on LEU, if ultimately imposed, may put additional upward pressure on the price of SWU.

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

On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6. On November 7, 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 for one production year, as well as continued operations and maintenance of the cascade. Phase 2 included an initial contract value of approximately $90.0 million and compensation on a cost-plus-incentive-fee-basis. The DOE owns any HALEU produced from the demonstration cascade. The HALEU Operation Contract also gives DOE the ability to exercise three optional periods to contract for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges created difficulties for DOE in securing enough 5B Cylinders for the entire Phase 2 production year. During time periods when 5B Cylinders were insufficient, the Company was not able to produce HALEU as it did not have 5B Cylinders to store the enriched uranium. Due to these delays, Centrus was unable to achieve contractual delivery of the 900 kilograms of HALEU UF6 by November 2024, which was the date set for the end of Phase 2 performance. On November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025 which allowed the Company to produce and contractually deliver the Phase 2 production target of 900 kilograms of HALEU to DOE. On August 20, 2025, the DOE modified the HALEU Operation contract to further extend the Phase 2 period of performance through October 31, 2025 to allow the Company to complete outstanding change orders. As of September 30, 2025, the total Phase 2 contract value and funded value is $170.1 million. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. Additionally, the Amendment acknowledges that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since award of the HALEU Operation Contract and indicates that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of September 30, 2025, Option 1a is funded for the contract value of $108.2 million.

Under the HALEU Operation Contract, the Company has submitted several change order requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE Contracting Officer’s approval or contract modifications. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million, without a cost-share provision. DOE is now obligated for costs up to the contract value of $8.8 million for the additional scope work.

Congress has appropriated a total of approximately $3.4 billion to the DOE to jumpstart U.S. nuclear fuel production, including both LEU and HALEU enrichment. Based on this funding, the DOE issued a series of three RFPs covering HALEU production, HALEU deconversion, and LEU production. In late 2024, the DOE made initial selections under each of the RFPs. Centrus was among the awardees for all three RFPs under IDIQ structures.

Each of these IDIQ awards carries a $2.0 million contract minimum for each awardee and is subject to an overall contract ceiling covering all awardees. Under the IDIQ awards, the DOE can issue task orders to the awardees and then allocate available funding to those task orders. The ultimate value of the awards to Centrus, and the scale of the expansion supported, will depend upon the scope of task orders that DOE may subsequently issue under the contracts for which the Company intends to compete.

Of the approximately $3.4 billion in appropriated funds, $700 million specifically related to HALEU is from the Inflation Reduction Act (“IRA”). Executive Order 14154, issued on January 20, 2025, directed executive agencies of the U.S. federal government to pause the distribution of federal funding, including funding appropriated under the IRA, pending a review of programs for issuing grants, loans, contracts, or any other financial disbursements. While implementation of the funding pause is currently subject to legal challenges, the ultimate outcomes, and DOE actions during the pendency, of these legal challenges remain uncertain. Should the pause continue to be implemented, the timing of the pause and subsequent review, as well as the outcome of such review, remain uncertain.

On November 6, 2024, DOE issued requests for task order proposals under the HALEU Deconversion Contract and the HALEU Enrichment Contracts. DOE contemplates issuing the task orders on a time-and-material basis with a two-year period of performance for the purpose of describing the technical approach and price in an optimization study to support DOE in establishing the commercial production of HALEU and commercial deconversion of HALEU, respectively. On January 9, 2025, we submitted our proposals in response to these requests for task order proposals. As of the filing of this Form 10-Q, no task orders have been awarded under the HALEU Deconversion Contract and the HALEU Enrichment Contract.

On March 30, 2025, the Company submitted its proposal in response to a request for task order from the DOE for a report and additional deliverables under the LEU Production Contract. On April 11, 2025, the Company was awarded a time and materials task order with a total award ceiling of approximately $0.5 million.

On November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and the expansion of its manufacturing capacity at its facility in Oak Ridge, Tennessee. The Company is investing approximately $60.0 million over an 18-month period for this effort, which will help lay the groundwork to support the planned large-scale expansion of uranium enrichment in Piketon, Ohio.

The Qualifying Advanced Energy Project Credit (“§48C”) was established by the American Recovery and Reinvestment Act of 2009 and renewed and expanded under the IRA. The §48C program aims to strengthen U.S. industrial competitiveness and clean energy supply chains. On October 18, 2024, the Company submitted an application for a clean energy manufacturing and recycling project associated with re-equipping our manufacturing property at our manufacturing facility in Oak Ridge. This will recreate a viable enrichment supply chain and allow ACO to manufacture centrifuge parts to be used in centrifuge machines to enrich uranium. Our application requested an allocation of $62.4 million based on a qualified investment in eligible property of $208.0 million made by Centrus. On January 10, 2025, the Company was informed that the Internal Revenue Service (“IRS”) granted our request for a $62.4 million credit allocation for this facility. Centrus has two years from that date to provide evidence that the requirements of the credit have been met thus certifying our credit allocation. Upon certification of our credit allocation, we then have two years from that date to notify the DOE that the qualified investment in eligible property is placed in service to receive the credit allocation. It is uncertain how Executive Order 14154 will impact the IRS determination regarding our application request. For further details refer to Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.

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

On June 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on July 1, 2025, and ending at the close of business on September 30, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended June 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day. No notes were converted during that period.

On September 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on October 1, 2025, and ending at the close of business on December 31, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended September 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day. As of October 31, 2025, no notes have been converted under this recent conversion period.

On August 18, 2025, the Company issued 0% Convertible Notes with an aggregate principal amount of $805.0 million, due August 15, 2032, unless earlier repurchased, redeemed or converted. The proceeds from the 0% Convertible Notes will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes.

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

While the monthly price indicators have increased for several years, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. However, without Russian supply, the global market would be undersupplied for uranium enrichment. Recent data from the International Trade Commission shows a significant increase in the importation of enriched uranium into the U.S. from China beginning in 2023. If this trend continues, it will likely result in significant changes in the competitive landscape that will affect pricing trends, affect customer spending patterns, create uncertainty and likely have a negative impact on our business. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

According to the WNA, as of September 2025, there were 70 reactors under construction worldwide, approximately one-half of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years. Eight U.S. reactors have prematurely shut down in the past ten years, and others could shut down in the next few years. At the same time, construction was completed, and commercial operations began in the second quarter of 2024 on one large reactor and two formerly shutdown reactors have plans to restart.

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
Stated Policies
Announced Policies
Net Zero Emissions

Source: International Energy Agency, *2024 World Energy Outlook*, Tables A.3a, A.3b and A.3c

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. In Japan, 14 reactors have restarted, and an additional 11 reactors are in the process of restart approval. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

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

The war in Ukraine escalated tensions between Russia and the international community. As a result, the United States and other countries imposed, including through the United States’ enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions, tariffs, and export controls against certain Russian products, services, organizations, and/or individuals. Such additional restrictions could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, tariffs or sanctions by the United States, Russia or other countries may impact our ability and the cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the expiration of the permit for continued shipments of LEU imports.

In response to the war in Ukraine, on May 13, 2024, the U.S enacted the Import Ban Act. This law bans imports of LEU from Russia into the U.S. beginning August 11, 2024, subject to issuance of waivers by the DOE. In accordance with the instructions published by the DOE on May 24, 2024, the Company filed its first waiver request application on May 27, 2024, to permit the importation of LEU already committed for delivery to its U.S. customers in 2024 through 2027. On July 18, 2024, the DOE issued the Company a waiver allowing it to import LEU from Russia for deliveries already committed by the Company to its U.S. customers in years 2024 and 2025. For the years 2026 and 2027, the DOE deferred its decision to an unspecified date closer in time to the deliveries. On August 4, 2025, the DOE issued the Company a waiver allowing it to import LEU from Russia for deliveries already committed by the Company to its U.S. customers in years 2026 and 2027. On June 7, 2024, the Company filed a second waiver request application to allow for importation of LEU from Russia for processing and reexport to the Company's foreign customers. On October 31, 2024, the DOE issued its determination waiving the prohibition of the importation of such material to our foreign customers scheduled in 2025. On December 11, 2024, the Company filed a third waiver request application to allow for importation of LEU from Russia in 2026 and 2027 for use in future sales to our U.S. customers. The U.S. ban on imports of Russian LEU, without the grant of additional timely waivers, would have a negative material impact on our business. Through 2027, well over one-half of the LEU that we expect to deliver to customers was sourced under the TENEX Supply Contract. While we have other sources of supply, they are not sufficient to replace the TENEX supply. It is uncertain whether any waiver would be granted in response to our pending or any potential future applications and, if granted, whether any waiver would be granted in a timely manner for us to benefit from it.

On November 14, 2024, the government of the Russian Federation passed the Russian Decree, effective through December 31, 2025, that rescinded TENEX’s general license to export LEU to the United States or to entities registered in the United States. Accordingly, TENEX is required to obtain a specific export license from the Russian authorities for each shipment to Centrus through 2025. Except for the initial delay, TENEX has received specific licenses to satisfy shipments to Centrus in the regular course of business. However, Centrus has been informed that there is no certainty whether additional licenses will be issued by the Russian authorities and if issued, whether they will be issued in a timely manner and not rescinded prior to the shipment taking place.

Since the enactment of the Import Ban Act and through the issuance of the Russian Decree, TENEX has continued to implement the TENEX Supply Contract while we pursue waivers from the DOE. However, we do not know what future actions, including in response to the Russian Decree, TENEX might take. If TENEX refuses to make future deliveries or otherwise suspends deliveries for an extended period under the TENEX Supply Contract, our delivery obligations to our customers would be negatively impacted, which would have a material adverse effect on the Company.

On April 15, 2025, the President of the United States signed an Executive Order initiating a Department of Commerce investigation under Section 232 of the Trade Expansion Act of 1962, to determine whether imports of processed critical minerals, including uranium, and their derivative products threaten to impair national security. The Executive Order acknowledges the United States manufacturing and defense industrial bases’ dependence on foreign sources, which are at risk of long-term supply chain issues which may impact the United States’ access to critical minerals. The results of the investigation could result in an imposition of, or increase in tariffs, on these products or other trade restrictions from our international suppliers which could significantly increase our costs and have a material adverse effect on our financial position and results of operations. The administration may impose tariffs before the outcome of the investigation or may decide not to impose tariffs if the outcome of the investigation would justify the imposition of tariffs.

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation and other services, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. For example, effective January 10, 2025, the U.S. Secretary of the Treasury, made a determination pursuant to section l(a)(i) of Executive Order 14024, to apply certain sanctions to any person determined, pursuant to that section, to operate or have operated in “the energy sector of the Russian Federation economy.” TENEX’s financial institutions have had challenges in accepting payments denominated in U.S. dollars and the Company and TENEX have agreed to delay certain payments under the TENEX Supply Contract as the parties review payment processing options. Additionally, on April 17, 2025, the Office of the United States Trade Representative (“USTR”) released a notice issuing the results of its investigation into China’s dominance in the maritime, logistics, and shipbuilding sectors pursuant to Section 302(a) of the Trade Act of 1974, as amended. The USTR imposed new service fees on Chinese-built vessels entering U.S. ports above certain capacity. Our shipper of Russian LEU from Russia to the U.S. uses ships manufactured in China which happen to be exempt from the new fees under this notice. However, these fees would be significant if they were to be imposed on our shipper. If the USTR changes its position and does not exempt the type of vessel our shipper uses, then the additional fees imposed on our shipper for docking at U.S. ports would be cost prohibitive, would have a significant impact on our ability to transport Russian LEU and would also have a material adverse effect on our financial position and results of operations. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

Given all the foregoing, we continue to monitor the situation closely in order to address the potential impact of any new sanctions, or restrictions on the Company or potential tariffs on products it imports or purchases from foreign suppliers and possible mitigation thereof.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

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

Our future operating results are subject to uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:
•Our ability to obtain additional waivers to allow us to import LEU from Russia in 2026 and 2027 so that we may continue supplying LEU to our customers, given the enactment of the Import Ban Act in May 2024;
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

•Our ability to be awarded additional task orders under any of the HALEU Production Contract, LEU Production Contract or HALEU Deconversion Contract;
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
For further discussion of these uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

Backlog

The Company’s backlog is $3.9 billion and $3.7 billion as of September 30, 2025 and December 31, 2024, respectively, and extends to 2040. The backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of September 30, 2025 and December 31, 2024, our backlog was approximately $3.0 billion and $2.8 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments and approximately $2.3 billion in contingent LEU sales commitments, with $2.1 billion of the total under definitive agreements and $0.2 billion of the total subject to entering into definitive agreements, in support of potential construction of LEU production capacity at the Piketon, Ohio facility. The contingent sales commitments depend on our ability to secure substantial public and private investment necessary to build new enrichment capacity. The LEU segment backlog also includes approximately $0.2 billion of deferred revenue and advances from customers as of September 30, 2025, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to other significant risks and uncertainties, including existing trade laws and restrictions such as the RSA, Import Ban Act, and the Russian Decree, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2034. As of both September 30, 2025 and December 31, 2024, our backlog is approximately $0.9 billion. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 60% and 73% of our total revenue for the three and nine months ended September 30, 2025, respectively. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 37% of revenue from our LEU segment since 2023. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride or uranium concentrates to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the nine months ended September 30, 2025 averaged approximately $12.5 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results period over period.

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

The Import Ban Act, which bans the importation of LEU from Russia, may severely limit importation through 2027, unless we are successful in securing additional waivers for 2026 and 2027, and will cut off supply of LEU from Russia after 2027. Notwithstanding our ability to obtain waivers under the Import Ban Act, the Russian Decree, which prohibits the exportation of Russian LEU from Russia unless TENEX secures a permit for each shipment, may severely limit exportation of LEU from Russia through December 31, 2025. This has drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 43% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may partially mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment, but this capacity will take a number of years and significant funding from private and/or government sources to come online. Centrus is seeking public and private funding to deploy new production capacity at its Piketon, Ohio plant to help meet the need for new, domestic supplies of enriched uranium.

The following chart summarizes SWU long-term price and SWU and UF6 spot price indicators, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
350
300
250
200
150
100
50
0
Dec-19
Jun-20
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25
Sep-25
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

Cost of sales for SWU and uranium is based on the amount of SWU, natural uranium hexafluoride and uranium concentrate sales delivered during the period and unit inventory costs, which are determined using the average cost method. Changes in purchase costs have an effect on inventory costs and cost of sales. Cost of sales includes costs for inventory management at off-site licensed locations as well as certain legacy costs related to former employees of the Portsmouth GDP and Paducah GDP.

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

Results of Operations

Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$10.7	$34.8	$(24.1)	(69)%
Uranium revenue	34.1	—	34.1	n/a
Total	44.8	34.8	10.0	29%
Cost of sales	52.6	29.6	23.0	78%
Gross profit (loss)	$(7.8)	$5.2	$(13.0)	(250)%

Technical Solutions segment
Revenue	$30.1	$22.9	$7.2	31%
Cost of sales	26.6	19.2	7.4	39%
Gross profit	$3.5	$3.7	$(0.2)	(5)%

Total
Revenue	$74.9	$57.7	$17.2	30%
Cost of sales	79.2	48.8	30.4	62%
Gross profit (loss)	$(4.3)	$8.9	$(13.2)	(148)%

Revenue

Revenue from the LEU segment was $44.8 million and $34.8 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $10.0 million (or 29%). The Company had uranium revenue of $34.1 million for the three months ended September 30, 2025. SWU revenue decreased by $24.1 million as a result of a 69% decrease in the average price of SWU sold.

Revenue from the Technical Solutions segment was $30.1 million and $22.9 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $7.2 million (or 31%). The increase in revenue is primarily attributable to a $7.3 million increase in revenue generated by the HALEU Operation Contract, while the remaining change is related to other contracts. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phases 2 and 3 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $52.6 million and $29.6 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $23.0 million (or 78%). Uranium costs increased primarily as a result of an increase in the volume of uranium sold. SWU costs decreased as a result of a 41% decrease in the average unit cost of SWU sold. Cost of sales for the three months ended September 30, 2025 and 2024, included $0.5 million and $1.9 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $26.6 million and $19.2 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $7.4 million (or 39%). The increase is primarily attributable to an $8.5 million increase in costs incurred under the HALEU Operation Contract, while the remaining change is attributable to other contracts.

Gross Profit (Loss)

Gross profit (loss) for the LEU segment netted to a loss of $7.8 million and profit of $5.2 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $13.0 million (or 250%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The decrease for the three months ended September 30, 2025 was primarily due to the composition of contracts in the current quarter, compared to the prior quarter.

Gross profit for the Technical Solutions segment was $3.5 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $0.2 million (or 5%). The decrease was primarily attributable to the factors discussed above. Because of the delay in completing Phase 2 of the HALEU Operation Contract, DOE extended the Phase 2 period of performance through October 31, 2025. Costs incurred subsequent to November 2024 have not yet been subject to a fee as this portion of Phase 2 remains undefinitized and is subject to negotiation.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$187.7	$198.1	$(10.4)	(5)%
Uranium revenue	34.1	29.9	4.2	14%
Total	221.8	228.0	(6.2)	(3)%
Cost of sales	147.7	189.3	(41.6)	(22)%
Gross profit	$74.1	$38.7	$35.4	91%

Technical Solutions segment
Revenue	$80.7	$62.4	$18.3	29%
Cost of sales	72.3	51.4	20.9	41%
Gross profit	$8.4	$11.0	$(2.6)	(24)%

Total
Revenue	$302.5	$290.4	$12.1	4%
Cost of sales	220.0	240.7	(20.7)	(9)%
Gross profit	$82.5	$49.7	$32.8	66%

Revenue

Revenue from the LEU segment was $221.8 million and $228.0 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $6.2 million (or 3%). SWU revenue decreased by $10.4 million as a result of a 11% decrease in the volume of SWU sold, partially offset by a 7% increase in the average price of SWU sold. Uranium revenue increased by $4.2 million.

Revenue from the Technical Solutions segment was $80.7 million and $62.4 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $18.3 million (or 29%). The increase in revenue is primarily attributable to a $18.4 million increase in revenue generated by the HALEU Operation Contract, while the remaining change is related to other contracts. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phases 2 and 3 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $147.7 million and $189.3 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $41.6 million (or 22%). SWU costs decreased as a result of a 25% decrease in the average unit cost of SWU sold and a 11% decrease in the volume of SWU sold. Uranium costs increased for the nine months ended September 30, 2025. Cost of sales for the nine months ended September 30, 2025 and 2024, included $4.1 million and $3.7 million, respectively, for the revaluation of inventory loans.

Cost of sales for the Technical Solutions segment was $72.3 million and $51.4 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $20.9 million (or 41%). The increase is primarily attributable to a $22.3 million increase in costs incurred under the HALEU Operation Contract, partially offset by a decrease in costs related to other contracts.

Gross Profit

Gross profit for the LEU segment was $74.1 million and $38.7 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $35.4 million (or 91%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The increase for the nine months ended September 30, 2025 was due to the composition of contracts in the period.

Gross profit for the Technical Solutions segment was $8.4 million and $11.0 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $2.6 million (or 24%). The decrease was primarily attributable to the factors discussed above. Because of the delay in completing Phase 2 of the HALEU Operation Contract, DOE extended Phase 2 through October 31, 2025. Costs incurred subsequent to November 2024 have not yet been subject to a fee as this portion of Phase 2 remains undefinitized and is subject to negotiation.

Non-Segment Information

The following tables present elements of the accompanying Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Gross profit (loss)	$(4.3)	$8.9	$(13.2)	(148)%
Advanced technology costs	1.7	4.1	(2.4)	(59)%
Selling, general and administrative	8.9	9.6	(0.7)	(7)%
Equity-related compensation	0.6	0.4	0.2	50%
Amortization of intangible assets	1.1	2.4	(1.3)	(54)%
Operating loss	(16.6)	(7.6)	(9.0)	(118)%
Nonoperating components of net periodic benefit loss	1.0	0.8	0.2	25%
Interest expense	3.4	0.1	3.3	3,300%
Investment income	(12.9)	(2.6)	(10.3)	(396)%
Other income, net	(0.1)	—	(0.1)	n/a
Loss before income taxes	(8.0)	(5.9)	(2.1)	(36)%
Income tax benefit	(11.9)	(0.9)	(11.0)	(1,222)%
Net income (loss) and comprehensive income (loss)	$3.9	$(5.0)	$8.9	178%

Advanced Technology Costs

Advanced technology costs were $1.7 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively, a decrease of $2.4 million (or 59%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our enrichment capability.

Interest Expense

Interest expense was $3.4 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $3.3 million (or 3,300%). This increase was due primarily to interest incurred on the 2.25% Convertible Notes issued in November 2024 and on the 0% Convertible Notes issued in August 2025.

Investment Income

Investment income was $12.9 million and $2.6 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $10.3 million (or 396%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 2.25% Convertible Notes in November 2024 and the issuance of the issuance of the 0% Convertible Notes in August 2025.

Income Tax Benefit

Income tax benefit was $11.9 million and $0.9 million in the three months ended September 30, 2025 and 2024, respectively, an increase of $11.0 million (or 1,222%). Income tax benefit for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. In addition, a decrease to the federal tax valuation allowance of $10.2 million was recorded during the three months ended September 30, 2025. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2024.

Net Income (Loss) and Comprehensive Income (Loss)

Net income (loss) netted to income of $3.9 million and a loss of $5.0 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $8.9 million (or 178%). The increase was primarily attributable to an increase in income tax benefit of $11.0 million, a decrease in net nonoperating expenses of $6.9 million, driven by an increase of $10.3 million in investment income, and a decrease of $2.4 million in advanced technology costs. This was partially offset by a decrease of $13.2 million in gross profit, as discussed above.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Gross profit	$82.5	$49.7	$32.8	66%
Advanced technology costs	8.0	13.9	(5.9)	(42)%
Selling, general and administrative	25.9	24.6	1.3	5%
Equity-related compensation	5.3	1.1	4.2	382%
Amortization of intangible assets	5.9	7.2	(1.3)	(18)%
Operating income	37.4	2.9	34.5	1,190%
Nonoperating components of net periodic benefit loss (income)	2.9	(15.4)	18.3	119%
Interest expense	9.9	0.8	9.1	1,138%
Investment income	(28.2)	(7.8)	(20.4)	(262)%
Extinguishment of long-term debt	(11.8)	—	(11.8)	n/a
Other expense, net	—	0.1	(0.1)	(100)%
Income before income taxes	64.6	25.2	39.4	156%
Income tax expense	4.6	5.7	(1.1)	(19)%
Net income and comprehensive income	$60.0	$19.5	$40.5	208%

Advanced Technology Costs

Advanced technology costs were $8.0 million and $13.9 million for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $5.9 million (or 42%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our enrichment capability.

Equity-Related Compensation

Equity-related compensation expense was $5.3 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $4.2 million (or 382%). This increase was primarily as a result of a non-cash charge of $3.6 million due to the reclassification of certain Board restricted stock unit grants from equity to liability.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to a loss of $2.9 million and income of $15.4 million for the nine months ended September 30, 2025 and 2024, respectively, a change of $18.3 million (or 119%). The change is primarily due to the $16.8 million remeasurement gain driven by the partial annuitization of two pension plans in May 2024. The remaining change is primarily related to the expected return on plan assets, partially offset by interest cost as the discounted present value of benefit obligations nears payment, as described in Note 8, Pension and Postretirement Health and Life Benefits of the Consolidated Financial Statements.

Interest Expense

Interest expense was $9.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $9.1 million (or 1,138%). This increase was due primarily to interest incurred on the 2.25% Convertible Notes issued in November 2024 and on the 0% Convertible Notes issued in August 2025.

Investment Income

Investment income was $28.2 million and $7.8 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $20.4 million (or 262%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 2.25% Convertible Notes in November 2024 and the issuance of the issuance of the 0% Convertible Notes in August 2025.

Extinguishment of Long-Term Debt

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the 8.25% Notes in the nine months ended September 30, 2025.

Net Income and Comprehensive Income

Net income was $60.0 million and $19.5 million in the nine months ended September 30, 2025 and 2024, respectively, an increase of $40.5 million (or 208%). The increase was primarily attributable to an increase of $32.8 million in gross profit, as discussed above, an increase of $20.4 million in investment income, and a gain of $11.8 million on the extinguishment of long-term debt. This was partially offset by an increase of $18.3 million in nonoperating components of net periodic benefit expense and an increase of $9.1 million in interest expense.

Liquidity and Capital Resources

As of September 30, 2025, the Company had a consolidated cash and cash equivalents balance of $1.6 billion. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the May 2024 enactment of the Import Ban Act and our ability to obtain additional waivers thereunder, the impact of the November 2024 Russian Decree and the ability of TENEX to secure export licenses thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

On November 10, 2022, the Company was awarded the HALEU Operation Contract. The HALEU Operation Contract provides for a 50/50 cost-share contract for Phase 1 of the base contract to complete the cascade, begin operations and produce the initial, small quantity demonstration HALEU. Phase 2 includes continued operations and maintenance on a cost-plus-incentive-fee basis. Finally, the HALEU Operation Contract includes options for the government to unilaterally extend performance for up to an additional nine years comprised of three options of three years each, also on a cost-plus-incentive-fee basis. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under either the DOE Contracting Officer’s approval or contract modifications. The DOE extended the HALEU Operation Contract Phase 2 period of performance through October 31, 2025 to allow the Company to complete outstanding change orders. As of September 30, 2025, the Phase 2 contract value and related funding is approximately $170.1 million. On June 17, 2025, the DOE exercised Option 1a of Phase 3 of the HALEU Operation Contract with a period of performance extending through June 30, 2026. Option 1a of Phase 3 of the HALEU Operation Contract has a contract value and related funding of $108.2 million. The Company’s goal is to modularly scale up the facility as demand for HALEU grows in the commercial and government sectors, subject to the availability of funding and/or contracts to purchase the output of the plant.

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and the reactors that will use these fuels to come to market. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

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

Further, any sanctions or other restrictions, including the Import Ban Act banning LEU imports from Russia and the Russian Decree prohibiting LEU exports out of Russia in the absence of a license, represent a significant risk to our business as we rely on the TENEX Supply Contract as a significant supply source to meet our delivery obligations. Such restrictions on LEU imports to the U.S. or exports from Russia could have a material impact on our operations and liquidity. For further discussion, please see Part I, Item 1A, Risk Factors and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

We expect to increase our capital expenditures by approximately several hundred million, driven by ongoing investments and a strategic shift towards our Manufacturing Readiness plan and Ohio expansion. This is supported by our strong liquidity position, though we are monitoring inflationary pressures that may affect the cost of materials and equipment. There are no guarantees about whether or when funding by the DOE for such expansion would be awarded.

Expansion of Uranium Enrichment Capacity in Piketon, Ohio

On September 25, 2025, Centrus announced plans for a major expansion of its uranium capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements. The ultimate size and scale of this expansion depends on several factors, including upon federal funding decisions by the DOE - including potential funding for LEU enrichment, HALEU enrichment, HALEU deconversion, and national security - but a large-scale expansion would represent a multi-billion dollar private and public investment to expand Centrus’ uranium enrichment capacity.

Expansion of Manufacturing Capacity in Oak Ridge

On November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and expanding its manufacturing capacity at our facility in Oak Ridge, Tennessee. At the same time, the Company announced the investment of approximately $60.0 million over an 18 month period to lay the groundwork to support the planned large-scale expansion of uranium enrichment in Piketon, Ohio.

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

Cash Flow

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in) operating activities	$99.4	$(20.9)
Cash used in investing activities	(10.1)	(3.4)
Cash provided by financing activities	841.4	17.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	—
Increase (decrease) in cash, cash equivalents and restricted cash	$930.6	$(6.9)

Operating Activities

For the nine months ended September 30, 2025, net cash provided by operating activities was $99.4 million. The net increase was primarily due to approximately $278.0 million in cash collected from customers and investment income. These cash inflows were partially offset by approximately $180.0 million of disbursements for operations, of which approximately $133.0 million relates to both payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs.

For the nine months ended September 30, 2024, net cash used in operating activities was $20.9 million. The net decrease was primarily due to approximately $262.0 million of disbursements for operations, of which approximately $203.0 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs. These cash outflows were partially offset by approximately $241.0 million in cash collections, the majority of which were customer collections.

Investing Activities

Capital expenditures were $10.1 million and $3.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Financing Activities

For the nine months ended September 30, 2025, cash of $782.4 million was provided from net proceeds related to the issuance of the 0% Convertible Notes. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 0% Convertible Notes.

For the nine months ended September 30, 2025 and 2024, cash of $139.7 million and $23.4 million, respectively, was provided from the net proceeds related to the issuance of 1,415,924 and 567,491 shares, respectively, of Class A Common Stock under ATM offerings.

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount of $74.3 million, together with any accrued and unpaid interest. For the nine months ended September 30, 2025 and 2024, payments of $3.5 million and $6.1 million, respectively, of interest classified as debt are classified as a financing activity. Refer to Note 6, Debt, of the Consolidated Financial Statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,631.8	$671.4
Accounts receivable	60.7	80.0
Inventories, net	177.4	145.4
Current debt	—	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(107.1)	(152.5)
Other current assets and liabilities, net	(224.4)	(69.8)
Working capital	$1,538.4	$668.4

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

0% Convertible Notes

On August 18, 2025, the Company issued, in a Rule 144A offering, 0% Convertible Notes with an aggregate principal amount of $805.0 million, due August 15, 2032, unless earlier repurchased, redeemed or converted. The proceeds from the 0% Convertible Notes will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes. The 0% Convertible Notes will not bear regular interest, and the principal amount of the notes will not accrete. The Company incurred approximately $22.5 million in issuance costs for the issuance of the 0% Convertible Notes. Additional terms and conditions of the 0% Convertible Notes are described in Note 6, Debt, of the Consolidated Financial Statements.

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

On June 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on July 1, 2025, and ending at the close of business on September 30, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended June 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day. No notes were converted during that period

On September 30, 2025, the Company provided notice to the noteholders that the notes became convertible at the option of the holders beginning on October 1, 2025, and ending at the close of business on December 31, 2025. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the calendar quarter ended September 30, 2025, was greater than 130% of the conversion price in effect on each applicable trading day. As of October 31, 2025, no notes have been converted under this recent conversion period.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million to Extinguishment of Long-Term Debt in the Consolidated Statements of Operations. As of September 30, 2025, none of the 8.25% Notes remained outstanding.

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (File No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023, and was supplemented by prospectus supplements dated February 9, 2024, and May 9, 2025, respectively. Pursuant to this shelf registration statement, the Company may offer and sell up to $200.0 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered.

Common Stock Issuance

On February 9, 2024, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., Lake Street Capital Markets, LLC and Roth Capital Partners, LLC (collectively, the “Agents”), relating to the ATM offering of shares of the Company’s Class A Common Stock. Pursuant to this sales agreement, the Company sold an aggregate of 1,415,924 shares of its Class A Common Stock at the market price in the nine months ended September 30, 2025 for a total of $143.2 million. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $140.1 million in the nine months ended September 30, 2025. Additionally, the Company recorded direct costs of $0.6 million in the nine months ended September 30, 2025 related to the issuance. The Company did not issue any shares of its Class A Common Stock under the ATM offering in the three months ended September 30, 2025. As of September 30, 2025, the ATM offering was completed.

The Company sold an aggregate of 115,661 and 567,491 shares of its Class A Common Stock at the market price in the three and nine months ended September 30, 2024, respectively, for a total of $4.6 million and $24.5 million, respectively. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $4.5 million and $23.8 million in the three and nine months ended September 30, 2024, respectively. Additionally, the Company recorded direct costs of approximately $0.1 million in the three and nine months ended September 30, 2024 related to the issuance.

The shares of Class A Common Stock were issued pursuant to the Company’s shelf registration statement on Form S-3 as noted above.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at September 30, 2025.

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

As of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to have significant long-term liabilities, including the indebtedness under our 0% Convertible Notes and 2.25% Convertible Notes, which mature in August 2032 and November 2030, respectively.

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
•reducing our cash resources for payments of interest on our 2.25% Convertible Notes, thereby limiting our ability to fund our operations, capital expenditures, and future business opportunities; and
•requiring us to repurchase all outstanding 2.25% Convertible Notes and 0% Convertible Notes at 100% of their outstanding principal amount (plus any accrued and unpaid interest thereon) upon the occurrence of a fundamental change (as defined in the indentures governing such notes). If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for such notes may be increased.
The terms of the indentures governing our 2.25% Convertible Notes and 0% Convertible Notes do not restrict Centrus or any of its subsidiaries from incurring substantial additional indebtedness in the future. If we incur substantial additional indebtedness, however, the foregoing risks would intensify.

Additional information concerning the 0% Convertible Notes and 2.25% Convertible Notes, including the terms and conditions, are described in Note 6, Debt, of the Consolidated Financial Statements in Part I in this Quarterly Report on Form 10-Q and Note 8, Debt, of the Consolidated Financial Statements in Part IV in our Annual Report on Form 10-K for the year ended December 31, 2024.

The conditional conversion feature of our 0% Convertible Notes and 2.25% Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

We completed an offering of $805.0 million in aggregate principal amount of 0% Convertible Notes due 2032 in August 2025. We also completed an offering of $402.5 million in aggregate principal amount of 2.25% Convertible Notes due 2030 in November 2024. In the event the conditional conversion features of our 0% Convertible Notes or 2.25% Convertible Notes are triggered, holders of the notes will be entitled to convert them at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of our 0% Convertible Notes or 2.25% Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

The conversion of some or all of our 0% Convertible Notes or 2.25% Convertible Notes may dilute the ownership interests of our stockholders. Upon conversion of the notes, we will pay cash up to the aggregate principal amount of the notes to be converted, and cash, shares of our Common Stock or a combination of cash and shares of our Common Stock, at the Company's election, in respect of the remainder. If we elect to settle our conversion obligation in a combination of cash and shares of our Common Stock, any sales in the public market of our Common Stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants that engage in hedging or arbitrage activity, and anticipated conversion of the notes into shares of our Common Stock could depress the price of our Common Stock.

Certain provisions in the indentures governing the 0% Convertible Notes and 2.25% Convertible Notes may delay or prevent an otherwise beneficial takeover attempt of us.

Certain provisions in the indentures governing the 0% Convertible Notes and the 2.25% Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures governing the 0% Convertible Notes and the 2.25% Convertible Notes require us to repurchase the notes for cash upon the occurrence of a fundamental change (as defined in the respective indentures) and, in certain circumstances, to increase the conversion rate for a holder who converts their 0% Convertible Notes or 2.25% Convertible Notes in connection with a make-whole fundamental change (as defined in the respective indentures). A takeover of the Company may trigger the requirement that we repurchase the 0% Convertible Notes or 2.25% Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such a takeover. Such additional costs may have the effect of delaying or preventing a takeover of the Company that would otherwise be beneficial to investors.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our 0% Convertible Notes or 2.25% Convertible Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. In addition, holders of the 0% Convertible Notes and/or 2.25% Convertible Notes will have the right to require us to repurchase their notes for cash upon the occurrence of certain fundamental changes. Upon conversion of the notes, we will be required to make cash payments in respect of the notes being converted. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, incurring more debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations or negatively affect our liquidity position.

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

4.1
Indenture, dated August 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2025).

4.2	Form of 0% Convertible Senior Note due 2032 (Included in Exhibit 4.1).

10.1
Letter Agreement, dated July 14, 2025, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 6, 2025).

10.2	Letter Agreement, dated October 14, 2025, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation (a)

10.3	Modification 24 to Agreement, dated August 14, 2025, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

10.4	Waiver and Release effective August 21, 2025 between the Company and Kevin J. Harrill. (a)

10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under Centrus Energy Corp. 2014 Equity Inventive Plan (a) (b)

10.6	Form of Employee Stock Unit Award Notice under Centrus Energy Corp. 2014 Equity Inventive Plan. (a) (b)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)Filed herewith.
(b)Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

November 6, 2025	/s/ Todd M. Tinelli
Todd M. Tinelli
Senior Vice President, Chief Financial Officer, and Treasurer
(Duly Authorized Officer and Principal Financial Officer)