Form 10-K
period 2025-12-31
CENTRUS ENERGY CORP
filed 2026-02-11
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒. No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐. No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Common Stock held by non-affiliates computed by reference to the price at which the Common Stock was last sold as reported on the New York Stock Exchange as of June 30, 2025, was $3.2 billion. As of February 2, 2026, there were 18,945,365 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of fiscal year 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Glossary of Certain Terms and Abbreviations

Centrus Energy Corp. and Related Entities
ACO	American Centrifuge Operating LLC, a subsidiary of Centrus
Board	Centrus Energy Corp.’s Board of Directors
Centrus	Centrus Energy Corp.
Enrichment Board	Separate Board of Directors at Enrichment Corp., a subsidiary of Centrus Energy Corp.
Enrichment Corp.	United States Enrichment Corporation, a subsidiary of Centrus
Oak Ridge	Technology and Manufacturing Center in Oak Ridge, Tennessee
Paducah GDP	Paducah Gaseous Diffusion Plant, an enrichment plant in Paducah, Kentucky formerly operated by Enrichment Corp.
Piketon	Production facility in Piketon, Ohio
Portsmouth GDP	Portsmouth Gaseous Diffusion Plant, an enrichment plant near Portsmouth, Ohio, formerly operated by Enrichment Corp.
USEC-Government	Enrichment Corp. prior to 1993, a wholly-owned government corporation prior to its privatization in July 1998

Other Terms and Abbreviations
0% Convertible Notes	0% Convertible Senior Notes, maturing August 2032 unless repurchased, redeemed or converted
2.25% Convertible Notes	2.25% Convertible Senior Notes maturing November 2030 unless repurchased, redeemed or converted
2002 DOE-USEC Agreement	June 17, 2002 agreement between Centrus (then known as USEC Inc.) and the DOE
2014 Plan	The Company’s 2014 Equity Incentive Plan
2019 Plan	The Company’s 2019 Executive Incentive Plan
5B Cylinders	Storage cylinders for HALEU UF6 produced by the HALEU demonstration cascade
8.25% Notes	8.25% Notes, originally maturing February 2027, redeemed in March 2025
American Centrifuge	Advanced uranium enrichment gas centrifuge technology previously developed, based on the proven workable U.S. centrifuge technology developed by DOE in the mid-1980s and utilized in a demonstration facility in 2012-2013
American Centrifuge Plant	Refers to a demonstration facility in Piketon, Ohio where USEC planned to install a lead cascade of centrifuge machines to demonstrate the American Centrifuge technology under the terms of the 2002 DOE-USEC Agreement
Annual Meeting	The Company’s annual meeting of shareholders
ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At the Market
Atomic Energy Act
Atomic Energy Act of 1954 is the fundamental U.S. law on both the civilian and the military uses of nuclear materials and provides for both the development and the regulation of the uses of nuclear materials and facilities in the United States

Centrifuge IP	Centrifuge Technology Intellectual Property
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share

CNEIC	China Nuclear Energy Industry Corporation
COBC	Centrus’ Code of Business Conduct
Code	Internal Revenue Code of 1986
Common Stock	Class A Common Stock and Class B Common Stock
Consent Solicitation	Consent solicitation related to the results of the 2021 tender offer
COVID-19	2019 Novel Coronavirus
D&D	Decontamination and Decommissioning
DOC	U.S. Department of Commerce
DOE	U.S. Department of Energy
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FAR	U.S. Government’s Federal Acquisition Regulation is the primary regulation for use by all executive agencies in their acquisition of supplies and services with appropriated funds.
HALEU	High Assay Low-Enriched Uranium
HALEU Deconversion Contract	An IDIQ Contract awarded by DOE to ACO on October 4, 2024 for the deconversion of HALEU
HALEU Demonstration Contract	Three-year, $115.0 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO
HALEU Production Contract	An IDIQ Contract awarded by DOE to ACO on October 16, 2024 for the production of HALEU
HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IDIQ
Indefinite Delivery, Indefinite Quantity, a type of government contract that provides for an indefinite quantity, within stated limits, of supplies or services during a fixed period under which the government places orders for individual requirements.

IEA	International Energy Agency
Import Ban Act	The “Prohibiting Russian Uranium Imports Act” enacted on May 13, 2024 that bans imports of LEU from Russia into the U.S., effective August 11, 2024, subject to issuance of waivers by the DOE
IT	Information Technology
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
LEU Production Contract	An IDIQ Contract awarded by DOE to ACO on December 10, 2024 for expansion of domestic LEU production
MB Group	Mr. Morris Bawabeh, Kulayba LLC and M&D Bawabeh Foundation, Inc.
Natural Uranium	Raw material needed to produce LEU and HALEU
NAV	Net asset value
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NRV	Net realizable value
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by Enrichment Corp. with Orano in 2018
Power MOU	Memorandum of understanding between the DOE and USEC-Government

Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
RFP	Request for Proposal
Rights Agreement	Section 382 Rights Agreement, dated as of April 6, 2016, by and among the Company and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as amended
Series A Preferred Stock	Series A Participating Cumulative Preferred Stock, par value $1.00 per share
Series B Preferred Stock	Series B Senior Preferred Stock, par value $1.00 per share
Rosatom	Russian State Atomic Energy Corporation, which is a multi-industry holding company which comprises assets in power engineering, machine building, and construction.
RSA	1992 Russian Suspension Agreement, as amended
Russian Decree	Russian Federal Decree No. 1544, enacted on November 14, 2024, that rescinded TENEX’s general license to export LEU to the United States or to entities registered in the United States, effective through December 31, 2025 and extended through December 31, 2027 by Russian Federal Decree No. 1516, enacted on October 2, 2025
SARs	Stock appreciation rights are a form of equity-based compensation giving employees the right to receive an amount of stock or cash, the value of which equals the appreciation in a company’s stock price between the award’s grant date and its vesting/exercise date.
SEC	U.S. Securities & Exchange Commission
SWU	Separative work unit which represents the level of effort required to increase the concentration of U235 in natural uranium.
Technical Solutions	The Centrus business segment focused on uranium enrichment for the nuclear industry and the U.S. government and advanced manufacturing, engineering and other technical services to government and private sector customers.
TENEX	Russian government-owned entity TENEX, Joint-Stock Company
TENEX Supply Contract	March 23, 2011 Enriched Product Transitional Supply Contract with TENEX through 2028
U.S. GAAP	Generally Accepted Accounting Principles in the United States
U235	Uranium-235 isotope
U238	Uranium-238 isotope
U3O8	Uranium oxide, aka “yellowcake”
UF6	Uranium hexafluoride
URENCO	Urenco, Limited, a consortium owned or controlled by the British and Dutch governments and two German utilities which provides uranium enrichment and associated services, and sells uranium components of enriched uranium product.
USW	United Steelworkers Local 689-5 union
WNA	World Nuclear Association

FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K of Centrus (the “Company,” “we” or “us”) contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements mean statements related to future events, which may impact our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and represent management’s current views and assumptions with respect to future events and operational, economic and financial performance. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may be exacerbated by any worsening of the global business and economic environment, including but not limited to, risks and uncertainties related to the following:

•the war in Ukraine and other geopolitical conflicts, including the resulting bans, laws, tariffs, sanctions or other government measures, and actions by third parties, including contractual counterparties, as a result of such conflicts that could directly or indirectly impact our ability to obtain, deliver, transport, sell or collect payment for, LEU or the SWU and natural uranium hexafluoride components of LEU;
•our reliance on third party suppliers to provide essential products and services to us;
•restrictions on imports and exports, including those imposed under the RSA, and related international trade legislation;
•our government contracts, including related to government shutdowns, changes to the U.S. government’s appropriated funding levels for HALEU and the government’s inability to satisfy its obligations, and our lease to our facility in Piketon, Ohio;
•our receipt of additional task orders under the HALEU Production Contract, LEU Production Contract and HALEU Deconversion Contract and, if awarded, the nature, timing and amount thereof;
•our ability to obtain new contracts or funding to be able to continue operations;
•whether or when government demand for HALEU or LEU for government or commercial uses will materialize and at what level;
•the impact and potential extended duration of a supply/demand imbalance in the market for LEU;
•significant competition from major LEU producers, including foreign competitors, who may be less cost sensitive than we are;
•limitations on our ability to compete in foreign markets;
•pricing trends and demand in the uranium and enrichment markets, especially in light of the potential of limited supply and our dependence on others for deliveries of LEU;
•our ability to successfully implement our planned expansion projects in Piketon, Ohio and Oak Ridge, Tennessee;
•natural and other disasters;
•pandemics and other health crises;
•the fact that our revenue is largely dependent on our largest customers and our sales backlog;
•our long-term liabilities, including our postretirement health and life benefit obligations, our 0% Convertible Notes and our 2.25% Convertible Notes;
•failures or security, including cybersecurity, breaches of our information technology systems; and

•the impact of, or changes to, government regulation and policies or interpretation of laws or regulations, including by the SEC, DOE, DOC and the NRC.

For a more detailed discussion of these risks and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see (a) Part I, Item 1A, Risk Factors, (b) Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, (c) Part II, Item 8, Financial Statements and Supplementary Data: Note 17, Commitments and Contingencies, and (d) other factors discussed in our filings with the SEC. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results, and readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. The Company does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances that may arise after the date of this Annual Report on Form 10-K unless required by law.

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

Our LEU segment backlog includes medium and long-term sales contracts and contingent sales commitments with major utilities through 2040. We have secured cost-competitive supplies of SWU under long-term contracts through the end of this decade designed to allow us to fill our existing customer orders and make new sales. However, supply chain disruptions may impact our ability to fill existing customer orders. A market-related price reset provision in the TENEX Supply Contract, which is our largest supply contract, became effective in 2019 – when market prices for SWU were near historic lows – which has significantly lowered our cost of sales and contributed to improved margins since 2019.

Our Technical Solutions segment is focused on uranium enrichment for the nuclear industry and the U.S. government and advanced manufacturing, engineering and other technical services to government and private sector customers. Under a contract with the DOE, our Technical Solutions segment is operating uranium enrichment capacity for HALEU production, and other capabilities necessary for production of advanced nuclear fuel to meet the evolving needs of the global nuclear industry and the U.S. government. We are also leveraging our unique technical expertise, operational experience, and specialized facilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

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

Centrus is pioneering U.S. production of HALEU, enabling the deployment of a new generation of HALEU-fueled reactors to meet the world’s growing need for carbon-free power. On October 11, 2023, the Company began enrichment operations at its HALEU production facility in Piketon, Ohio under its contract with DOE. On November 7, 2023, the Company made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process. HALEU is a high-performance nuclear fuel component that will be required by a number of advanced reactor and fuel designs that are now under development for commercial and government uses. While existing reactors typically operate on LEU with the U235 concentration below 5%, HALEU is further enriched so that the U235 concentration is between 5% and 20%. The higher U235 concentration offers a number of potential advantages, which may include better fuel utilization, improved performance, fewer refueling outages, simpler reactor designs, reduced waste volumes, and greater nonproliferation resistance.

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

The war in Ukraine, along with the Import Ban Act and the Russian Decree, have contributed to a significant increase in market prices for enrichment and have prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production but also for LEU production to support the existing fleet of reactors. As a result, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. On September 25, 2025, we announced plans for a major expansion of our uranium enrichment capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU. In December 2025, we initiated design work on a 150,000 square foot training, operations and maintenance Facility in Piketon, Ohio and began domestic centrifuge manufacturing to support commercial LEU enrichment activities at our Piketon, Ohio, facility. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to our continued ability to obtain public and private funding.

The Company’s work on HALEU began under the HALEU Demonstration Contract executed with the DOE in 2019, to construct a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The DOE funded the HALEU Demonstration Contract up to $173.0 million with a period of performance that ended November 30, 2022. On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6. On November 7, 2023, the Company made its first contractual delivery of HALEU to the DOE, completing Phase 1 of the contract.

The Company transitioned to Phase 2 of the HALEU Operation Contract in November 2023 which included continued operations and maintenance of the cascade and production for a full year at an annual production rate of 900 kilograms of HALEU UF6. Under Phase 2, Centrus produced and contractually delivered the Phase 2 production target of 900 kilograms of HALEU UF6 to DOE, and was compensated on a cost-plus-incentive-fee basis, with an initial Phase 2 contract value of approximately $90.0 million. As of December 31, 2025, DOE has increased the Phase 2 contract value and related funding to $170.1 million and extended the Phase 2 period of performance to January 31, 2026.

On June 17, 2025, the DOE amended the HALEU Operation Contract to divide the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. The DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of December 31, 2025, Option 1a is funded for the contract value of $108.2 million. Additionally, the amendment acknowledged that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since the award of the HALEU Operation Contract and indicated that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b.

The DOE continues to pursue the availability of HALEU for the ARDP and for the advanced reactor market and the availability of domestically enriched uranium in a quantity that would be sufficient to address a supply disruption and gaps in domestic production and enrichment. Congress appropriated a total of approximately $3.4 billion to the DOE to jumpstart U.S. nuclear fuel production, including both LEU and HALEU enrichment. Based on this funding, the DOE issued a series of three RFPs covering HALEU production, HALEU deconversion, and LEU production. In late 2024, the DOE made initial selections under each of the RFPs. Centrus was among the awardees for all three RFPs under IDIQ structures (the HALEU Deconversion Contract, HALEU Production Contract, and the LEU Production Contract).

Each of these IDIQ awards carries a $2.0 million contract minimum for each awardee and is subject to an overall contract ceiling covering all awardees. Under the IDIQ awards, the DOE can issue task orders to the awardees and then allocate available funding to those task orders. The ultimate value of the awards to Centrus, and the scale of the expansion supported, will depend upon the scope of task orders that DOE may subsequently issue to Centrus under the contracts for which Centrus intends to compete.

On November 6, 2024, DOE issued requests for task order proposals under the HALEU Deconversion Contract and the HALEU Production Contract, respectively. The requests for proposals contemplated the DOE issuing the task orders on a time-and-material basis with a two year period of performance for the purpose of describing the technical approach and price in an optimization study to support DOE in establishing the commercial production of HALEU and commercial deconversion of HALEU, respectively. On January 9, 2025, we submitted our proposals in response to these requests for task order proposals. On August 14, 2025, DOE, without making any awards under the first task order proposal request, issued a second request for task order proposals under the HALEU Production Contract. The second request provided $900.0 million to support the deployment of commercial HALEU enrichment capacity. On January 5, 2026, the DOE announced that ACO was selected for award a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded. The award also includes options, at the DOE’s discretion, for up to $170.0 million to produce and deliver HALEU to the DOE. The Company and DOE are working to finalize the contract that will govern the award.

On March 30, 2025, the Company submitted its proposal in response to a request for task order proposals from the DOE for a report and additional deliverables under the LEU Production Contract. On April 11, 2025, the Company was awarded a time and materials task order with a total award ceiling of approximately $0.5 million.

There is no assurance that we will be awarded any additional task orders under any of our contracts and, if awarded, the nature, timing and amount of the task orders that may be issued under any award.

On November 20, 2024, we announced the resumption of centrifuge manufacturing activities and expansion of the manufacturing capacity at our facility in Oak Ridge, Tennessee. This was followed with an announcement on January 23, 2026 that the Company plans to invest more than $560.0 million over the next several years to transition the facility to a high-rate manufacturing plant and support the production of thousands of advanced centrifuges in Oak Ridge, Tennessee. The first new centrifuges produced in Oak Ridge are expected to come online in Ohio in 2029. We are investing an additional $60.0 million over an 18 month period to lay the groundwork to support a potential large-scale expansion of uranium enrichment in Piketon, Ohio.

On September 25, 2025, we announced plans for a major expansion of our uranium capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements. In December 2025, we initiated design work on a 150,000 square foot training, operations and maintenance facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the Company's plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the American Centrifuge Plant, with construction activities set to begin in early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations. Also in December 2025, we began domestic centrifuge manufacturing to support commercial LEU enrichment activities at our Piketon, Ohio, facility. This strategic move enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States' uranium enrichment history. Centrus plans to leverage its multi-billion-dollar uranium enrichment expansion to meet its growing backlog of $2.3 billion in contingent LEU sales to U.S. and international customer contracts, and targets future commercial-scale production of HALEU, as well. For further details, refer to Part 1, Item 1, Business - Low Enriched Uranium – LEU Backlog and Technical Solutions - Technical Solutions Backlog.

The Qualifying Advanced Energy Project Credit (“§48C”) was established by the American Recovery and Reinvestment Act of 2009 and renewed and expanded under the IRA. The §48C program aims to strengthen U.S. industrial competitiveness and clean energy supply chains. On October 18, 2024, the Company submitted an application for a clean energy manufacturing and recycling project associated with re-equipping our manufacturing property at our manufacturing facility in Oak Ridge. This will recreate a viable enrichment supply chain and allow ACO to manufacture centrifuge parts to be used in centrifuge machines to enrich uranium. Our application requested an allocation of $62.4 million based on a qualified investment in eligible property of $208.0 million made by Centrus. On January 10, 2025, the Company was informed that the Internal Revenue Service (“IRS”) granted our request for a $62.4 million credit allocation for this facility. Centrus has two years from that date to provide evidence that the requirements of the credit have been met thus certifying our credit allocation. Upon certification of our credit allocation, we then have two years from that date to notify the DOE that the qualified investment in eligible property is placed in service to receive the credit allocation. It is uncertain how Executive Order 14154 will impact the IRS determination regarding our application request. For further details refer to Part II, Item 7, Liquidity and Capital Resources in this Annual Report on Form 10-K.

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

Backlog

The Company’s backlog across both segments was $3.8 billion and $3.7 billion as of December 31, 2025 and 2024, respectively, and extends to 2040. The backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. For further details, refer to Part 1, Item 1, Business - Low Enriched Uranium - LEU Backlog and Technical Solutions - Technical Solutions Backlog.

Low Enriched Uranium

LEU consists of two components: SWU and natural uranium hexafluoride. Revenue from our LEU segment is derived primarily from:
•sales of the SWU component of LEU,
•sales of natural uranium hexafluoride, uranium concentrates, or uranium conversion, and
•sales of enriched uranium product that include both the natural uranium hexafluoride and SWU components of LEU.

Our LEU segment accounted for approximately 77% of our total revenue for the year ended December 31, 2025. The majority of our customers are domestic and international utilities that operate nuclear power plants. Our agreements with electric utilities are primarily medium and long-term, fixed-commitment contracts under which customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts.

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

LEU Backlog

Our backlog in the LEU segment extends to 2040. As of December 31, 2025 and 2024, our backlog is approximately $2.9 billion and $2.8 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments. Of the $2.9 billion, approximately $2.3 billion represents contingent LEU sales contracts and commitments, with $2.1 billion of the total under definitive agreements and $0.2 billion of the total subject to entering into definitive agreements, in support of potential construction of LEU production capacity at the Piketon, Ohio facility. The contingent LEU sales contracts and commitments also depend on our ability to secure substantial public and private investment necessary to build new enrichment capacity. The LEU segment backlog also includes approximately $0.1 billion of deferred revenue and advances from customers as of December 31, 2025, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk, in material respect, related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import and export laws and restrictions, such as the RSA and Import Ban Act, which limit imports of Russian uranium products into the United States, and the Russian Decree, which limits exports of Russian uranium products to the United States. These risks and uncertainties apply to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine or international diplomatic relations. If any of our LEU contracts were to be terminated, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options. There is no assurance that the revenues projected will be realized, or, if realized, will result in profits.

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

Centrus will need to make additional sales to place all the Russian LEU required to meet our SWU purchase obligations to TENEX. Although the RSA quotas cover most of the Russian LEU that we must order to fulfill our purchase obligations under the TENEX Supply Contract, we expect that a small portion of the LEU that we expect to order during the term of the TENEX Supply Contract will need to be delivered to customers that will use it in non-U.S. reactors.

The war in Ukraine escalated tensions between Russia and the international community. As a result, the United States and other countries imposed, including through the United States’ enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions, tariffs, and export controls against certain Russian products, services, organizations and/or individuals, and Russia passed the Russian Decree as discussed below. Such additional restrictions, and Russian response thereto, could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Refer to Part I, Item 1, Business -Competition and Foreign Trade - War in Ukraine and Part I, Item 1A, Risk Factors - Economic and Industry Risks - Dependence on our largest customers or suppliers could adversely affect us, for further discussion.

In addition to limitations targeted specifically at imports of LEU or exports of natural uranium back to Russia, the evolving sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation, have increased the risk that implementation of the TENEX Supply Contract may be disrupted frequently. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

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

Technical Solutions

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing, and operations services being performed under the HALEU Operation Contract. Subject to the availability of sufficient funding and offtake commitments, our goal is to expand our uranium enrichment capacity to meet the full range of U.S. government and commercial requirements for enriched uranium. With our government and private sector customers, we seek to leverage our domestic enrichment experience, as well as our engineering know-how and precision manufacturing facility to assist customers with a range of engineering, design and advanced manufacturing projects, including the production of fuel-related components for next-generation nuclear reactors and the development of related facilities. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and our production facility near Piketon, Ohio. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information.

Government Contracting

The Company’s work on HALEU began under the HALEU Demonstration Contract, executed with the DOE in 2019, to construct a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The DOE has funded the HALEU Demonstration Contract up to $173.0 million with a period of performance that ended November 30, 2022.

On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6. On November 7, 2023, the Company made its first contractual delivery of HALEU to the DOE, completing Phase 1 of the contract.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 for one production year, as well as continued operations and maintenance of the cascade. Phase 2 included an initial contract value of approximately $90.0 million and compensation on a cost-plus-incentive-fee-basis. The DOE owns the HALEU produced from the demonstration cascade. On November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025, which allowed the Company to produce and contractually deliver the Phase 2 production target of 900 kilograms of HALEU UF6 to DOE. The DOE further extended the Phase 2 period of performance through January 31, 2026, to allow the Company to complete outstanding change orders. As of December 31, 2025, the total Phase 2 contract value and funded value is $170.1 million. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation. Pursuant to an amendment to the Piketon facility lease, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

The HALEU Operation Contract also gives DOE the ability to exercise three optional periods to contract for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that divided the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. The DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of December 31, 2025, Option 1a is funded for the contract value of $108.2 million. Additionally, the Amendment acknowledges that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since award of the HALEU Operation Contract and indicates that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b.

Under the HALEU Operation Contract, the DOE is contractually required to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges created difficulties for the DOE in securing enough 5B Cylinders for the entire Phase 2 production year. During time periods when 5B Cylinders were insufficient, the Company was not able to produce HALEU as it did not have 5B Cylinders to store the enriched uranium. Due to these delays, Centrus was unable to achieve contractual delivery of the 900 kilograms of HALEU UF6 by November 2024, which was the date set for the end of Phase 2 performance. As indicated above, on November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025, which allowed the Company to produce and contractually deliver the Phase 2 production target of 900 kilograms of HALEU UF6 to DOE.

Under the HALEU Operation Contract, the Company has submitted several change order requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE Contracting Officer’s approval or contract modifications. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million, without a cost-share provision. As of December 31, 2025, DOE was obligated for costs up to the contract value of $8.8 million for the additional scope work. The DOE modified the HALEU Operation Contract and increased funding in January 2026 and is now obligated for costs up to the current contract value of $9.7 million.

Centrus believes it is well positioned to compete for any follow-on contract(s) to expand HALEU production capability at the Piketon site. As discussed above, on October 4, 2024 and October 16, 2024, the DOE selected ACO and other awardees under competitive solicitations aimed at HALEU deconversion and expanding domestic commercial production of HALEU, respectively. On December 10, 2024, DOE selected ACO and other awardees under a competitive solicitation aimed at expanding domestic commercial production of LEU. On January 5, 2026, the DOE announced that ACO was selected for award of a $900.0 million task order under the HALEU Production Contract to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded. The ultimate dollar amount under each contract and the potential scale of the expansion supported will depend upon the scope of any further task orders that DOE may subsequently issue under the contracts for which we will compete. There is no assurance that we will be awarded any additional task orders under any of our contracts and, if awarded, the nature, timing and amount of the task orders that may be issued under an award is uncertain.

For further details, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and Outlook.

Technical Solutions Backlog

Our backlog in the Technical Solutions segment extends to 2034. As of both December 31, 2025 and 2024, our backlog was approximately $0.9 billion. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised by DOE, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options.

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

According to the WNA, as of 2025, the production capacity for the major LEU suppliers is as follows:
•Rosatom/TENEX was approximately 27 million SWU per year. Imports of LEU and other uranium products produced in the Russian Federation are subject to restrictions as described below under — Russian Suspension Agreement and Ukraine War;
•Urenco has reported installed capacity at its European and U.S. enrichment facilities of approximately 17 million SWU per year;
•CNEIC has emerged as a significant producer primarily focused on supplying domestic requirements in China. CNEIC’s commercial SWU production capacity was approximately 11 million SWU per year; and
•Orano’s gas centrifuge enrichment plant in France began commercial operations in 2011 and the plant has SWU production capacity of approximately 8 million SWU per year.

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

Under this law and the RSA, import quotas for Russian uranium products peaked in 2023 at an amount equivalent to 24% of the forecasted U.S. demand for enrichment and then began to decline, reaching a quota amount equivalent to 15% by 2028. Despite the fact that overall limits will ramp down, the RSA, as amended in 2020, explicitly sets aside sufficient quota in 2021 through 2028 for Centrus. The RSA and the legislation provide for a revision of the quotas in 2023, 2029, and 2035 to take account of SWU demand forecasts that will be published by the WNA in the future. Accordingly, in November 2023, the DOC calculated a small increase in the quota through 2024. The adjustment does not affect the quota allocated to Centrus. Any quota adjustment or other change to the RSA that reduces our quota allocations could affect our ability to implement the TENEX Supply Contract through sales to customers who take delivery in the United States, which is our most significant market.

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

Ukraine War

The war in Ukraine escalated tensions between Russia and the international community. As a result, the United States and other countries imposed, including through the United States’ enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions, tariffs, and export controls against certain Russian products, services, organizations and/or individuals, and Russia passed the Russian Decree as discussed below. Such additional restrictions, and any Russian response thereto, could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, tariffs, sanctions or other restrictions by the United States, Russia or other countries may impact our ability and the cost to transport, export, import, deliver, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the current validity of the permit for continued shipments of LEU imports.

In response to the war in Ukraine, on May 13, 2024, the U.S enacted the Import Ban Act which banned imports of LEU from Russia into the U.S. beginning August 11, 2024, subject to issuance of waivers by the DOE. In accordance with the instructions published by the DOE, in 2024, the Company filed waiver request applications with the DOE and has received waivers allowing importation of LEU from Russia for deliveries already committed by the Company to its (i) U.S. customers in years 2024 through 2027 (ii) foreign customers for processing and reexport. On December 11, 2024, the Company filed a third waiver request application to allow for importation of LEU from Russia in 2026 and 2027 for use in future sales to our U.S. customers. The U.S. ban on imports of Russian LEU, without the grant of additional timely waivers, would have a negative material impact on our business. Through 2027, well over one-half of the LEU that we expect to deliver to customers was sourced under the TENEX Supply Contract. While we have other sources of supply, they are not sufficient to replace the TENEX supply. It is uncertain whether any waiver would be granted in response to our pending or any potential future applications and, if granted, whether any waiver would be granted in a timely manner for us to benefit from it.

On November 14, 2024 the government of the Russian Federation passed the Russian Decree, effective through December 31, 2027, that rescinded TENEX’s general license to export LEU to the United States, including to us under the TENEX Supply Contract or to entities registered in the United States. TENEX, is required to obtain a specific export license from the Russian authorities for each shipment to Centrus through 2027. Except for isolated delays, TENEX has received specific licenses to satisfy shipments to Centrus in the regular course of business. However, Centrus has been informed that there is no certainty whether additional licenses will be issued by the Russian authorities and if issued, whether they will be issued in a timely manner or rescinded prior to the shipment taking place. Through 2027, well over one-half of the LEU that we expect to deliver to customers was sourced under the TENEX Supply Contract. While we have other sources of supply, they are not sufficient to replace the TENEX supply. Refer to Item 1A, Risk Factors - Economic and Industry Risks - Dependence on our largest customers or suppliers could adversely affect us, for further discussion.

In addition to limitations targeted specifically at imports of LEU into the U.S. or export of LEU out of Russia, the evolving sanctions or restrictions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation, have increased the risk that implementation of the TENEX Supply Contract may be disrupted frequently. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

Given all of the foregoing, we continue to monitor the situation closely and assess the potential impact of any new sanctions and how the impact on the Company might be mitigated. For further details, refer to Part I, Item 1A, Risk Factors - The current war in Ukraine and related international or U.S. sanctions, tariffs and restrictions on trade, and the Russian response thereto, could have a material adverse impact on our business, results of operations, and financial condition.

Other Actions Adversely Affecting International Trade
In 2018, in connection with the withdrawal by the United States from a 2015 multilateral agreement known as the Joint Comprehensive Plan of Action, the U.S. government re-imposed sanctions on the Atomic Energy Organization of Iran and a number of its subsidiaries. Waivers were granted to allow non-Iranian entities to continue to work on certain programs that, among other things, allowed affiliates of Rosatom to continue work on nuclear projects in Iran. These waivers have expired or been terminated and, as a result, the U.S. government could decide to impose sanctions on Russian entities that may be involved in nuclear work in Iran, including Rosatom or its subsidiaries. These sanctions could affect companies owned by Rosatom, including TENEX, even if they are not doing work in Iran. To date, no sanctions have been imposed or announced on TENEX or any other Rosatom subsidiary involved in the TENEX Supply Contract, with respect to the work of Rosatom or its subsidiaries in Iran. For further details, refer to Part I, Item 1A, Risk Factors - Tariffs and other changes in international trade policy could adversely affect our business, financial condition and results of operations.

DOE Facilities

We produced LEU through 2001 at the former Portsmouth GDP in Piketon, Ohio and through 2013 at the former Paducah GDP in Paducah, Kentucky, both of which facilities we had leased from the DOE. The Portsmouth GDP and Paducah GDP were operated by agencies of the U.S. government for more than 40 years prior to the creation of the Company through privatization of the government enterprise in 1998. As a result of such operation, there are contamination and other potential environmental liabilities associated with the U.S. government’s prior operation of the plants. The USEC Privatization Act and the terms of our leases of the plants provide that DOE remains responsible for the D&D of the gaseous diffusion plants. Further, the DOE continued operations as well as cleanup activities, both during and subsequent to our operations at the facilities.

We lease facilities and related personal property near Piketon from the DOE. In connection with a letter agreement that preceded the HALEU Demonstration Contract, the DOE and Centrus amended the lease agreement, which initially was scheduled to expire by its terms on June 30, 2019, but was extended through December 31, 2025. On November 30, 2022 the lease was further amended to ensure all D&D liabilities created under the HALEU Operation Contract reside with the DOE. With the DOE exercise of Option 1a of Phase 3 of the HALEU Operation Contract, the lease was further extended to June 30, 2027. DOE may exercise further options to extend the term of the HALEU Operation Contract, in which case the expiration of the lease shall extend to one calendar year beyond the last day of the HALEU Operation Contract period. Any facilities or equipment constructed or installed will be owned by the DOE and may be returned to the DOE in an “as is” condition at the end of the lease term. The DOE will be responsible for the D&D of any returned facilities or equipment. If we determine the equipment and facilities may benefit Centrus after completion of the HALEU program, we can seek to extend the facility lease, subject to mutual agreement regarding D&D and other terms.

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

Workplace safety is our top priority. We strive to proactively address potential hazards, promote safe practices, and foster a culture of continuous improvement to prevent incidents and injuries while ensuring compliance with health and safety laws and regulations.

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

A summary of our employees by location is as follows:

	No. of Employees at December 31,
Location	2025	2024
Piketon, OH	250	153
Oak Ridge, TN	165	116
Bethesda, MD	52	53
Total Employees	467	322

In May 2024, the Company and the United Steelworkers Local 689-5 union agreed to extend their collective bargaining agreement to October 2026. In September 2025, the Company entered into a collective bargaining agreement with the International Union, Security, Police, and Fire Professionals of America, which extends until 2030.

Information about our Executive Officers
Executive officers are elected by and serve at the discretion of the Board of Directors. Our executive officers as of February 11, 2026, are as follows:

Name	Age	Position
Amir V. Vexler	53	President and Chief Executive Officer
Todd M. Tinelli	45	Senior Vice President, Chief Financial Officer, and Treasurer
Richard D. Emery	53	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Patrick S. Brown	46	Senior Vice President, Field Operations
John M.A. Donelson	61	Senior Vice President and Chief Marketing Officer
Neal K. Nagarajan	40	Senior Vice President, Head of Investor Relations
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
Todd M. Tinelli joined Centrus on August 11, 2025. Prior to joining Centrus, Mr. Tinelli previously served as Chief Financial Officer of Sprague Resources LP, a multinational subsidiary of Hartree Partners LP. Sprague is 152-year-old company and one of the largest independent distillate and natural gas marketing companies in the Northeast and Quebec. At Sprague, he was responsible for strategic formation and execution of all capital structures to provide the liquidity for a growing and acquisitive $4 billion-dollar trading and marketing company, and also oversaw all accounting and back-office support functions. During his 18-year tenure at Sprague, he progressed through senior positions of increasing responsibility, including Treasurer and Managing Director of Finance, Director Finance Planning and Analysis and Business Development and other positions in accounting and finance. Prior to joining Sprague, Mr. Tinelli held Senior Operations positions at Sempra Energy Trading, a subsidiary of Sempra Energy Corporation, a publicly-traded entity. Previously, Mr. Tinelli held various credit positions at Premcor Refining, a publicly traded entity.
Richard D. Emery joined Centrus in November 2023, managing the legal affairs of the company’s operating subsidiaries before assuming his current position in 2025. Prior to joining Centrus, he served for a decade as the Associate General Counsel of GE Research before becoming Vice President and Deputy General Counsel of SmartSky Networks, LLC. He began his legal career at Alston & Bird LLP following several years as a research engineer at Intel Corporation. Mr. Emery holds B.S. and Ph.D. degrees in Mechanical Engineering from Yale University and a J.D. from the University of Connecticut School of Law.

Patrick S. Brown joined Centrus in April 2025, bringing over two decades of experience across the energy sector, including leadership roles in commercial and military nuclear power and uranium enrichment. A nuclear engineer by training, Mr. Brown most recently served as Vice President of Strategy & Transformation at National Grid, where he led the delivery of multi-billion-dollar programs related to grid modernization and operational excellence. Prior to National Grid, Mr. Brown spent a decade as a management consultant with Ernst & Young (EY-Parthenon) and RLG International, advising electric utilities across the U.S., including upstream oil and gas companies in the Alaskan Arctic. He also served as an operations and engineering lead helping guide the commissioning and operation of Urenco’s centrifuge enrichment facility in New Mexico. Prior to that, Mr. Brown led teams responsible for operating, maintaining, and refueling Entergy's Waterford 3 nuclear reactor in Louisiana, and served as a millwright and project manager at Nucor, the largest steel manufacturer in the United States. He began his career in the U.S. Navy, serving as a nuclear operations leader aboard the U.S.S. Enterprise (CVN-65) during Operation Enduring Freedom. Patrick is a graduate of the U.S. Navy Nuclear Power School and also holds a BS in Nuclear Engineering Technology, an MBA from Tulane University, and an MSc in Major Program Management from the University of Oxford.

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
•market and supply chain complications arising from the Import Ban Act, and the Russian Decree; and
•financial losses we incur in connection with (i) the impact of government sanctions and tariffs imposed in response to the invasion of Ukraine and/or (ii) disputes with our counterparties arising from such sanctions or mitigation efforts.

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

Risks related to operational factors primarily include:
•our inability to successfully perform our U.S. government contracts, including any task orders we may be awarded;
•our ability to successfully implement our planned expansion projects in Piketon, Ohio and Oak Ridge, Tennessee;
•disruptions arising from the Import Ban Act or the Russian Decree restricting imports, exports or sales of SWU or uranium that we buy from our Russian supplier and our other sources of supply;
•the inability to sell all of the LEU we are required to purchase under supply agreements for prices that cover our costs.
•tariffs and other changes in internal trade policy;
•significant competition from foreign governments, and limitations on our ability to compete in foreign markets;
•our dependence on our largest customers and suppliers; and
•lack of assurance that we will be awarded additional task orders under any of our IDIQ contracts and, if awarded, the nature, timing and amount of the task orders that may be issued under an award is uncertain.

Risks related to financial factors primarily include:
•significant long-term liabilities, including our 0% Convertible Notes and our 2.25% Convertible Notes;
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

Risks related to legal and compliance factors primarily include:
•our operations being out of compliance with applicable regulations, including those issued by the U.S. government, including the NRC and the DOE, and the States of Ohio and Tennessee;
•uncertainty arising from U.S. government administration reliance on executive orders in lieu of federal legislation to implement regulatory policy and objectives;
•liability related to our use, transportation and disposal of toxic, hazardous and/or radioactive materials, including liability that may arise without regard to fault or negligence; and
•our certificate of incorporation gives us certain rights with respect to equity securities held (beneficially or of record) by foreign persons.

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

War in Ukraine Risks

The current war in Ukraine and related international or U.S. sanctions, tariffs and restrictions on trade, and the Russian response thereto, could have a material adverse impact on our business, results of operations, and financial condition.

The current war in Ukraine has led the United States, Russia, and other countries to impose sanctions and other measures that restrict international trade. The situation is continuously changing. The Import Ban Act bans imports of LEU from Russia into the U.S. beginning August 11, 2024, subject to issuance of waivers by the DOE. The DOE has granted the Company waivers allowing it to import LEU from Russia for deliveries already committed by the Company to its U.S. and foreign customers. There is no certainty that DOE will grant further waivers and, if granted, whether such waiver would be granted in a timeframe that would meet our customers’ needs. Although the prospect that additional restrictions would be imposed remains uncertain, imports of Russian LEU continue to be permitted into the United States pursuant to the DOE waivers, subject to the RSA and a law adopted to implement the RSA. However, the U.S. ban on imports of Russian LEU, without the grant of additional timely waivers, would have a negative material impact on our business.

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

On November 14, 2024, the government of the Russian Federation passed the Russian Decree, effective through December 31, 2025 (and later extended until December 31, 2027), that rescinded TENEX’s general license to export LEU to the United States or to entities registered in the United States. TENEX is required to obtain a specific export license from the Russian authorities in order for it to make shipments to Centrus through 2027. For each of our orders to date, TENEX has received specific licenses to allow TENEX to export LEU to the U.S. TENEX has informed Centrus of its plan to seek additional export licenses to meet its delivery obligations under the TENEX Supply Contract for our future orders. Centrus has been informed that there is no certainty whether additional licenses will be issued by the Russian authorities and, if issued, whether they will be issued in a timely manner or rescinded prior to the shipment taking place.

Further, sanctions, tariffs or restrictions by the United States, Russia, or other countries on goods and services needed to make imports may directly or indirectly impact performance of the TENEX Supply Contract and our ability to transport, import, take delivery of or make payments or deliveries related to the LEU we purchase. For example, as a result of restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the current validity of the permit for continued shipments of LEU imports. Furthermore, because sanctions also limit the types of non-nuclear cargo that the ocean carrier can ship to and from Russia, its overall business in Russia has been curtailed, so this reduced the number of ships it uses for transportation to and from Russia, making it more difficult for us to make timely deliveries of LEU. The adverse impact of this reduced schedule could also lead the carrier to withdraw its ships entirely from routes to or from Russia, leaving us without a carrier to transport the LEU we procure from TENEX.

Additional sanctions, tariffs or other measures could be imposed by the U.S. or foreign governments (including the Russian government) in the future. For example, there is draft legislation in the U.S. Congress designed to impose potentially significant tariffs on Russian goods and/or sanctions on Rosatom that would effectively prohibit (again, subject to government-issued waivers) transactions with TENEX, a subsidiary of Rosatom. Since the enactment of the Import Ban Act, TENEX continued to implement the TENEX Supply Contract while we pursue waivers from the DOE. With the issuance of the Russian Decree, TENEX began to seek the necessary export licenses and has received three licenses to date. However, we do not know what actions TENEX might take in response to new sanctions or government actions, including the Russian Decree, but if it refused, or was unable or prohibited to make future deliveries, such refusal or its inability would likely affect our ability to meet our delivery obligations to our customers and would have a material adverse effect on the Company and its financial condition.

If additional measures are taken to limit the import of Russian LEU or to prohibit or limit dealings with Russian entities, including, but not limited to, TENEX or Rosatom, the Company would seek a license, waiver, or other approval from the government imposing such measures so that the Company could continue to fulfill its purchase and sales obligations using LEU delivered under the TENEX Supply Contract. There is no assurance that such a license, waiver, or approval, if sought, would be granted, or if granted, granted in a timely fashion. If a license, waiver, or approval was not granted, the Company would need to look to alternative sources of LEU to replace the LEU that it could not procure from TENEX. The Company has contracts and prospects for alternative sources that it expects it could use to mitigate a portion of the near-term impacts. However, our alternative sources are not sufficient, or may not be available, to replace all or any of the Russian LEU the Company would be permitted to import under the RSA, and to the extent additional supply cannot be obtained, or must be obtained at a higher cost, it will have a material adverse impact on our business, results of operations, and competitive position.

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

Accordingly, the situation is evolving and, therefore, there is no assurance that future developments would not have a material adverse effect on the Company’s procurement, payment, delivery, or sale of LEU, or business viability.

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

Potential events that could affect either our customers or suppliers under current or future contracts with us or the nuclear industry as a whole, include:
•pandemics, armed conflicts (including between Russia and Ukraine, between Israel and Hamas, and between the United States and Venezuela), government actions and other events that disrupt supply chains, production, transportation, payments and importation of nuclear materials or other critical supplies or services;
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

In the event that a health crisis prevents our employees or our contractors from working in-person at our site or our suppliers are unable to provide goods and services on the schedule we anticipated, the impacts on our schedule and costs could be material.

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

Nearly all of the SWU and LEU that we use to fill existing contracts with customers is sourced from outside the United States, including from Russia under the TENEX Supply Contract. The Russian Decree issued by the Russian Federation prohibits the export of LEU from Russia to the United States unless TENEX is able to secure a specific license for each shipment. Our ability to place this SWU and LEU into existing and future contracts with customers is subject to trade restrictions, sanctions, and other limitations imposed by the United States, other governments, and our customers. For example, our imports from Russia are subject to the Import Ban Act (and any waivers issued under the Import Ban Act) and U.S. quotas, while TENEX’s exports are subject to the licensing requirements of the Russian Decree. Given the quotas, restrictions, and customer limitations that limit our ability to sell SWU and LEU purchased under the TENEX Supply Agreement both in the United States and globally, there is no guarantee that we can make sufficient sales to meet our minimum purchase obligation under the TENEX Supply Agreement. (For further information refer to Part I, Item 1 - Business - Competition and Foreign Trade).

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

We may be unable to sell all of the LEU we are required to purchase under supply agreements for prices that cover our costs. In addition, our potential customers may satisfy their fuel needs for quantities for which we have not obtained an import waiver through other suppliers. Either of these events could adversely affect profitability and the viability of our business.

We may not achieve the anticipated benefits from our supply agreements. The prices we are charged under some supply agreements are determined by formulas that may not be aligned with the prevailing market prices at the time we enter into contracts with customers. As a result, the sales prices in our contracts may not cover our purchase costs, or those purchase costs may limit our ability to secure profitable sales. If we don’t receive a waiver from DOE in a timely manner to import additional material in 2026 or 2027, our potential customers for such additional material may satisfy their fuel needs for 2026 or 2027 from other suppliers before we can secure a waiver, if we are able to secure a waiver at all. Therefore, we may be unable to sell our unsold Russian material even if we receive a waiver to import such material in 2026 or 2027.

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

Tariffs and other changes in international trade policy could adversely affect our business, financial condition and results of operations.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue, or trade policies will change in the future.

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

On September 8, 2025, the U.S. officially removed import tariffs on uranium as part of a broader executive order aimed at strengthening domestic supply chains and supporting strategic industries. However, there is draft legislation in the U.S. Congress designed to impose potentially significant tariffs on Russian goods. These developments are ongoing and are subject to change, including the imposition of additional tariffs and retaliatory measures by these and other countries. Depending on their extent, scope and duration, these tariffs and retaliatory measures may result in increased costs for any equipment and other goods we require to operate and develop our projects in accordance with our current plans. At the same time, it is possible that these tariffs and other measures may benefit certain aspects of our business, including by increasing demand for uranium produced in the U.S. Although discussions continue regarding potential economic arrangements between certain countries, there remains significant uncertainty over the scope, impact and duration of any tariffs and retaliatory measures, and they may, among other things, adversely impact general economic conditions, including the market and demand for uranium and our business financial condition and results of operations. For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors - The current war in Ukraine and related international or U.S. sanctions, tariffs, and restrictions on trade, and the Russian response thereto, could have a material adverse impact on our business, results of operations, and financial condition.

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

In 2025, our ten largest nuclear fuel customers represented approximately 77% of total revenue and our two largest customers represented approximately 31% of total revenue. A reduction in purchases from our customers, whether due to their decision not to purchase optional quantities or for other reasons, including a disruption or change in their operations or financial condition that reduces purchases of LEU, SWU, or other uranium products from us, could adversely affect our business, results of operations, and prospects. Once lost, customers may be difficult to regain because they typically purchase under long-term contracts. Consequently, we may face reduced revenues and difficulty in selling the material we are obligated to buy, which could adversely affect our business, results of operations, and prospects.

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

We may not be able to successfully implement our planned expansion projects in Piketon, Ohio and Oak Ridge, Tennessee, which could adversely affect our business, financial condition, and results of operations.

As described in further detail in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, we are pursuing several expansion initiatives, including the expansion of the manufacturing capacity at our facility in Oak Ridge, Tennessee and a major expansion of our uranium capacity in Piketon, Ohio. ACO was awarded a $900.0 million task order from the DOE to expand its uranium enrichment facility in Piketon, Ohio, which is subject to negotiation of a definitive agreement. These projects are complex, costly, and subject to significant uncertainties. Delays, cost overruns, or operational disruptions could materially impact our ability to achieve the anticipated benefits of these initiatives. Our ability to complete expansion projects on time and within budget depends on a variety of factors, many of which are outside our control. These include challenges related to DOE funding, permitting, zoning, environmental reviews, supply chain constraints, and the availability and performance of contractors, subcontractors, and construction materials. Adverse weather, labor disputes, supply chain disruptions or delays, changing market conditions, unexpected engineering issues, or changes in regulatory requirements could further delay or disrupt construction activities.

In addition, expanded operations will require us to recruit, train, and retain additional employees with specialized skills. Competition for qualified personnel remains intense, and we may experience difficulties in hiring or retaining the workforce needed to support our growth. Wage inflation, labor shortages, or higher-than-expected training costs could increase our operating expenses and reduce the efficiency of new or expanded facilities.

If we are unable to complete expansion projects as planned, or within budget, or if the projects fail to deliver the expected operational or financial benefits, our growth strategy and future operations could be impaired. Any significant delays, increased costs, or operational inefficiencies could adversely affect our business, financial condition, and results of operations.

There is no assurance that we will be awarded additional task orders under any of our IDIQ contracts and, if awarded, the nature, timing and amount of the task orders that may be issued under an award is uncertain.

The DOE continues to pursue the availability of HALEU for the ARDP and for the advanced reactor market and the availability of domestically enriched uranium in a quantity that would be sufficient to address a supply disruption and gaps in domestic production and enrichment and issued separate RFPs for the deconversion of HALEU, the production of HALEU and domestic production of LEU. The DOE awarded ACO the HALEU Production Contract, the HALEU Deconversion Contract and the LEU Production Contract. These IDIQ contracts were awarded to multiple successful bidders, after which the awardees compete for individual task orders. The ultimate dollar amount under each contract and the potential scale of the expansion supported will depend upon the scope of task orders that DOE may subsequently issue under each of the contracts for which we will compete. On January 5, 2026, the DOE announced that ACO was awarded a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU under the HALEU Production Contract. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded. On the same date, ACO was notified that another bidder, and not ACO, was awarded a $900.0 million task order in response to a request for proposals under the LEU Production Contract. There is no assurance that we will be awarded any additional task orders under any of our contracts and, if awarded, the nature, timing and amount of the task orders that may be issued under an award is uncertain.

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

Our ability to operate the HALEU demonstration cascade pursuant to our contract with the Department of Energy under the HALEU Operation Contract after its completion is dependent on our ability to secure additional contracts or other funding sources.

On November 30, 2022, after a competitive selection award, we signed a contract with the DOE to complete and operate the enrichment plant we commenced building in 2019. The terms of the HALEU Operation Contract included a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to finish construction, bring the cascade online, and demonstrate production of 20 kilograms of 19.75% enriched HALEU UF6 by December 31, 2023. On October 11, 2023, the Company announced that it began enrichment operations in Piketon, Ohio. On November 7, 2023, the Company announced that it made its first delivery of HALEU to the DOE, completing Phase 1 by successfully demonstrating its HALEU production process.

We substantially completed Phase 2 in June 2025 by contractually delivering 900 kilograms of HALEU UF6 to the DOE. On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). Additionally, the amendment acknowledges that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since award of the HALEU Operation Contract and indicates that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026.

Centrus plans to continue production and modularly scale up the facility by matching production capacity with demand as demand for HALEU grows in the commercial and/or government sectors. However, our right to continue to operate the 16 centrifuge demonstration cascade after completion of Option 1a of Phase 3 of the HALEU Operation Contract depends on DOE exercising Option 1b of Phase 3 or entering into another contractual arrangement with the U.S. government to facilitate continued operation of the cascade, and continued funding for operation from the U.S. government or other sources.

On January 5, 2026, the DOE announced that ACO was selected for an award of a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU and associated LEU cascades used to feed HALEU production. The potential award is subject to negotiation.
Regarding the existing operating HALEU cascade, there is no assurance that DOE will award Centrus additional options or that the U.S. government will enter into other contracts or that additional funding will be available. Further, it is uncertain whether or when demand to support the scale up of the facility will materialize. If we do not secure additional options or contracts and funding and if sufficient demand does not emerge, we may not be able to continue operating the demonstration cascade and may not be able to support providing HALEU fuel for the advanced reactors under development

If we are required to delease the facility where we are deploying the HALEU cascade under the HALEU Operation Contract and return it, along with the centrifuges and supporting equipment, to the DOE at the expiration of the HALEU Operation Contract, this would likely result in the termination of our NRC operating license and us laying off some or all of our Piketon workforce. On the other hand, if we are able to continue operating the facility, we would incur additional costs and liabilities associated with the facility.

If the Company’s operation of the Piketon facility was terminated, there can be no assurance that we could regain use of the Piketon facility or obtain a new NRC license in the future at the Piketon site or an alternative site, in which event we would be unable to begin commercial production of HALEU. We may also incur additional costs related to reducing our workforce or closing the Piketon facility. Failure to secure U.S. government or other funding to support the continued operation of the Piketon facility, and retain our NRC license, could have a material adverse effect on our business and financial condition along with our plans for future growth.

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
•reducing our cash resources for payments on our 2.25% Convertible Notes, thereby limiting our ability to fund our operations, capital expenditures, and future business opportunities; and
•requiring us to repurchase all outstanding 2.25% Convertible Notes and 0% Convertible Notes at 100% of their outstanding principal amount (plus any accrued and unpaid interest thereon) upon the occurrence of a fundamental change (as defined in the indentures governing such notes). If certain fundamental changes referred to as make-whole fundamental changes occur, the conversion rate for such notes may be increased.

The terms of the indentures governing our 0% Convertible Notes and 2.25% Convertible Notes do not restrict Centrus or any of its subsidiaries from incurring substantial additional indebtedness in the future. If we incur substantial additional indebtedness, however, the foregoing risks would intensify.

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

We completed an offering of $805.0 million in aggregate principal amount of 0% Convertible Notes due 2032 in August 2025. We also completed an offering of $402.5 million in aggregate principal amount of 2.25% Convertible Notes due 2030 in November 2024. In the event the conditional conversion feature of our 0% Convertible Notes or 2.25% Convertible Notes are triggered, holders of the notes will be entitled to convert them at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Conversion of our 0% Convertible Notes and 2.25% Convertible Notes may dilute the ownership interest of our stockholders or may otherwise depress the price of our common stock.

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

Certain provisions in the indentures governing the 0% Convertible Notes and the 2.25% Convertible Notes may make it more difficult or expensive for a third party to acquire us. For example, the indentures governing the 0% Convertible Notes and the 2.25% Convertible Notes require us to repurchase the notes for cash upon the occurrence of a fundamental change (as defined in the indentures governing the 0% Convertible Notes and the 2.25% Convertible Notes) and, in certain circumstances, to increase the conversion rate for a holder who converts their 0% Convertible Notes or 2.25% Convertible Notes in connection with a make-whole fundamental change (as defined in the respective indentures). A takeover of us may trigger the requirement that we repurchase the 0% Convertible Notes or 2.25% Convertible Notes and/or increase the conversion rate, which could make it more costly for a potential acquirer to engage in such takeover. Such additional costs may have the effect of delaying or preventing a takeover of us that would otherwise be beneficial to investors.

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

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The intangible assets remaining on our balance sheet relate to our sales backlog and customer relationships. The backlog intangible asset is amortized to expense as the backlog valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized to expense using the straight-line method over the estimated average useful life of 15 years with 3 ¾ years of scheduled amortization remaining.

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

Substantial portion of our revenue-generating operations are conducted at our subsidiary, Enrichment Corp. The financing obtained from Enrichment Corp. contributes to funding our general corporate expenses, including interest payments on the 2.25% Convertible Notes, which were guaranteed on a limited and subordinated basis by Enrichment Corp. Enrichment Corp. also has pledged its assets as security for the 2.25% Convertible Notes. As a wholly-owned subsidiary of Centrus, Enrichment Corp. has its own set of creditors and a separate board of directors, the Enrichment Board, who are elected by Centrus. Centrus raised $388.7 million under the issuance of the 2.25% Convertible Notes in 2024, $782.4 million under the issuance of the 0% Convertible Notes in 2025, and $54.7 million and $523.7 million in 2024 and 2025, respectively, under the Company’s ATM program, which contributes to funding our general corporate expenses and working capital.

A small number of holders of our Class A Common Stock may exert significant influence over the direction of the Company.

As of December 31, 2025, based on the information available to the Company, including amounts reported in Schedule 13D and 13G filings with the SEC, three stockholders with the largest holdings of our Class A Common Stock collectively owned approximately 18% of our Class A Common Stock. As a result, these stockholders may be able to exert significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger of the Company, or sale of substantially all of the Company’s assets. These stockholders may have interests that differ from, and may vote in a way adverse to, other holders of Class A Common Stock, or adverse to the recommendations of the Company’s management. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the Company, may limit the ability of the Company to pass certain initiatives or other items that require stockholder approval, and may also have the effect of delaying, preventing, or expediting, as the case may be, a change in control of the Company.

Our ability to utilize our NOL carryforwards to offset future taxable income may be limited.

Our ability to fully utilize our existing NOLs or NUBILs could be limited or eliminated in the event (i) we undergo an “ownership change” as described under Section 382 of the Code, (ii) we become unprofitable or are only marginally profitable, or (iii) there are changes in U.S. government laws and regulations. An “ownership change” is generally defined as a greater than 50% change in equity ownership by value over a rolling three-year period. Past or future ownership changes, some of which may be beyond our control, as well as differences and fluctuations in the value of our equity securities may adversely affect our ability to utilize our NOLs and could reduce our flexibility to raise capital in future equity financings or other transactions, or we may decide to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, the “Section 382 Rights Agreement” we have adopted with respect to our Common Stock contains limitations on transferability intended to prevent the possibility of experiencing an “ownership change,” but we cannot be certain that these measures will be effective. Additionally, the rights agreement currently expires on June 30, 2026. We also may decide to pursue transactions even if they would result in an ownership change and impair our ability to use our NOLs. In addition, any changes to tax rules and regulations or the interpretation of tax rules and regulations could negatively impact our ability to recognize any potential benefits from our NOLs or NUBILs.

Legal and Compliance Risks

Our operations are highly regulated by the U.S. government, including the NRC and the DOE as well as the States of Ohio and Tennessee and could be significantly impacted by changes in government policies and priorities.

Our operations, including the facilities we lease near Piketon, Ohio, are subject to regulation by the NRC. The NRC has granted us two licenses for the Piketon facility: a license for a Lead Cascade test facility that was granted in February 2004, and a separate license to construct and operate a commercial plant that was granted in April 2007. Our license to construct and operate a commercial plant will expire on April 13, 2037. In June 2021, the NRC approved an amendment to permit HALEU production as a subset of the larger commercial plant license. We are currently performing work under a contract with the DOE for the construction and operation of a cascade to produce HALEU. This contract is currently set to expire at the completion of Option 1a of Phase 3 which was extended to June 30, 2026. The NRC approved our license amendment to increase our material possession limit to accommodate anticipated output under the HALEU Operation Contract and extend our production authorization period under our license. The NRC also approved our request to terminate the 2004 license for the Lead Cascade test facility.

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

A material network breach in the security of the IT systems of the Company or third parties for any reason, including, but not limited to, human error, could include the theft of sensitive information, including, without limitation, our and our customers’ business proprietary and intellectual property. To the extent any security breach or human error results in a loss or damage to sensitive information, or an inappropriate or unauthorized disclosure of sensitive information, the breach could cause grave damage to the country’s national security and to our business. Threats, via insider threat or third parties, to our IT systems, are constantly evolving and there is no assurance that our efforts to maintain and improve our IT systems will be sufficient to meet current or future threats. Any event leading to a security breach or loss of, or damage to, sensitive information, whether by our employees or third parties, could result in negative publicity, significant remediation costs, legal liability, and damage to our reputation and could have a material adverse effect on our business, financial condition, results of operations, and cash flows. In an extreme case, the DOE could terminate our permit to access classified information resulting in the elimination of our ability to continue American Centrifuge work or performance of DOE contracts, including the HALEU Operation Contract and the IDIQ contracts.

See Part 1, Item 1C, Cybersecurity, for more information on our cybersecurity risk management and governance.

The inability to attract and retain key personnel could have an adverse impact on our business.

The Company’s LEU and Technical Services segments require people with unique skills and experience in the uranium enrichment industry. It also requires people with U.S. security clearances. To train employees and obtain the required U.S. security clearances for them can take considerable time and expense. The success of our business depends on key executives, managers, scientists, engineers and other skilled personnel. Additionally, we estimate that our planned expansions in Piketon, Ohio and Oak Ridge, Tennessee will require us to hire at least 150 additional employees in 2026. The ability to attract and retain sufficient key personnel may be difficult in light of the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances and could impact operations including project execution.

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

The Board exercises its oversight of material risks from cybersecurity threats through its Cyber Risk Committee. Per its charter, the Board’s Cyber Risk Committee oversees the Company’s cybersecurity policies, procedures, and plans, including the quality and effectiveness of the related security, confidentiality, availability, recoverability, integrity, and disaster or incident response programs. It coordinates with the Audit and Finance Committee and the Board’s Technology, Competition and Regulatory Committee on cross disciplinary issues such as cybersecurity.

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

Item 2. Properties

Our corporate headquarters is located at 6901 Rockledge Drive, Suite 800, Bethesda, Maryland 20817, where we lease 24,000 square feet of office space through October 2027. Our Bethesda, Maryland location is also utilized by our LEU and Technical Solutions segments. We own a 440,000 square foot manufacturing facility, including supporting office space, on 72 acres at 400 Centrifuge Way, Oak Ridge, Tennessee 37830. We also lease industrial buildings and 110,000 square feet of supporting office space from DOE at 3930 U.S. Route 23, Piketon, Ohio 45661. The industrial buildings encompass more than 14 acres under roof and were built to contain uranium enrichment operations using centrifuge technology. We also lease 10,000 square feet of office space in Oak Ridge, Tennessee for administrative purposes. Our Oak Ridge, Tennessee and Piketon, Ohio facilities support our Technical Solutions segment. We maintain our facilities in good operating condition and believe they are adequate for our present needs and the foreseeable future. For details regarding the expansion of the Oak Ridge, Tennessee and Piketon, Ohio facilities, refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Legal Proceedings

Refer to Note 17, Commitments and Contingencies — Legal Matters, of our Consolidated Financial Statements in Part IV of this Annual Report.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s certificate of incorporation authorizes 100,000,000 shares of common stock, consisting of 70,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock. As of February 2, 2026, the Company has issued 19,664,565 shares of Common Stock, consisting of 18,945,365 shares of Class A Common Stock and 719,200 shares of Class B Common Stock. The Class B Common Stock was issued to Toshiba America Nuclear Energy Corporation and Babcock & Wilcox Investment Company and has the same rights, powers, preferences and restrictions and ranks equally in all matters with the Class A Common Stock, except voting. Holders of Class B Common Stock are currently entitled to elect, in the aggregate, one member of the Board of Directors of the Company, subject to certain holding requirements. Additionally, the Company has reserved 1,900,000 shares of Class A Common Stock under its management incentive plan, of which 547,669 shares were available for future awards as of December 31, 2025, including 158,609 shares associated with awards which terminated or were cancelled without being exercised.

The Class A Common Stock currently trades on the New York Stock Exchange (“NYSE”) under the symbol “LEU”. On December 4, 2025, Centrus Energy Corp. transferred the listing of its Class A Common Stock to the NYSE from the NYSE American LLC, where the Class A Common Stock was previously listed.

As of February 2, 2026, there were approximately 636 holders of record and approximately 154,351 beneficial owners of the Company’s Class A Common Stock. As of February 2, 2026, there were two holders of record of the Company’s Class B Common Stock.

No cash dividends were paid in 2025 or 2024, and we have no intention to pay cash dividends in the foreseeable future.

On November 7, 2024, the Company issued to several initial purchasers (the “2.25% Convertible Note Initial Purchasers”) $402.5 million aggregate principal amount of the Company’s 2.25% Convertible Notes, pursuant to a purchase agreement among the Company and Bank of America Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the 2.25% Convertible Note Initial Purchasers. The 2.25% Convertible Notes were offered in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A promulgated under the Exchange Act. The offer and sale of the 2.25% Convertible Notes and the shares of the Company’s Class A Common Stock issuable upon conversion of the 2.25% Convertible Notes, if any, have not been, and will not be, registered under the Exchange Act or the securities laws of any other jurisdiction, and unless so registered, the 2.25% Convertible Notes and such shares, if any, may not be offered or sold in the United States except pursuant to an applicable exemption from such registration requirements.

The 2.25% Convertible Notes will mature on November 1, 2030, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 2.25% Convertible Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any of the Company’s unsecured indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively rank junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and rank structurally junior to all indebtedness and other liabilities (including trade payables, but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) of the Company’s existing and future subsidiaries.

On August 18, 2025, the Company issued to several initial purchasers (the “0% Convertible Note Initial Purchasers”) $805.0 million aggregate principal amount of the Company’s 0% Convertible Notes pursuant to a purchase agreement among the Company and Bank of America Securities, Inc. and J.P. Morgan Securities LLC, as representatives of the 0% Convertible Note Initial Purchasers. The 0% Convertible Notes were offered in a private placement to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A promulgated under the Exchange Act. The offer and sale of the 0% Convertible Notes and the shares of the Company’s Class A Common Stock issuable upon conversion of the 0% Convertible Notes, if any, have not been, and will not be, registered under the Exchange Act or the securities laws of any other jurisdiction, and unless so registered, the 0% Convertible Notes and such shares, if any, may not be offered or sold in the United States except pursuant to an applicable exemption from such registration requirements.

The 0% Convertible Notes will mature on August 15, 2032, unless repurchased, redeemed or converted in accordance with their terms prior to such date. The 0% Convertible Notes are senior unsecured obligations of the Company and will rank senior in right of payment to any of the Company’s unsecured indebtedness that is expressly subordinated in right of payment to the Notes; rank equal in right of payment to any of the Company’s unsecured indebtedness that is not so subordinated; effectively rank junior in right of payment to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness; and rank structurally junior to all indebtedness and other liabilities (including trade payables, but excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP) of the Company’s existing and future subsidiaries.

There were no other unregistered sales of equity securities by the Company during the years ended December 31, 2025, 2024, or 2023.

There were no repurchases of shares of our Common Stock pursuant to a share repurchase program in 2025.

Stock Performance Graph

The following graph shows a comparison of cumulative total returns for an investment in the Class A Common Stock of Centrus, the S&P 500 Index, and the S&P Aerospace and Defense (A&D) Index. The graph reflects the investment of $100 on December 31, 2020, in Class A Common Stock, the S&P 500 Index and the S&P A&D Index, and reflects the reinvestment of dividends. The stock price performance included in the graph below is not indicative of future stock performance. Notwithstanding anything set forth in any of our previous filings under the Securities and Exchange Act, which might be incorporated into future filings in whole or part, including this Form 10-K, the following performance graph shall not be deemed incorporated by reference into any such filings.

Comparison of Five-Year Cumulative Return
$1,250
$1,000
$750
$500
$250
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
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

The occurrence of any one or more of the following events is a “foreign ownership review event” and triggers the Board’s right to take various actions under our certificate of incorporation: (1) the beneficial ownership by a foreign person of (a) 5% or more of the issued and outstanding shares of any class of our equity securities, (b) 5% or more in voting power of the issued and outstanding shares of all classes of our equity securities, or (c) less than 5% of the issued and outstanding shares of any class of our equity securities or less than 5% of the voting power of the issued and outstanding shares of all classes of our equity securities, if such foreign person is entitled to control the appointment and tenure of any of our management positions or any director; (2) the beneficial ownership of any shares of any class of our equity securities by or for the account of a foreign uranium enrichment provider or a foreign competitor (referred to as “contravening persons”); or (3) any ownership of, or exercise of rights with respect to, shares of any class of our equity securities or other exercise or attempt to exercise control of us that is inconsistent with, or in violation of, any regulatory restrictions, or that could jeopardize the continued operations of our facilities (an “adverse regulatory occurrence”). These rights include requesting information from holders (or proposed holders) of our securities, refusing to permit the transfer of securities by such holders, suspending or limiting voting rights of such holders, redeeming or exchanging shares of our stock owned by such holders on terms set forth in our certificate of incorporation, and taking other actions that we deem necessary or appropriate to ensure compliance with the foreign ownership restrictions.

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

Published spot price indicators for SWU reached historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a period of price increases, which reached $195 per SWU by December 31, 2024. In 2025, spot prices continued to increase, reaching $200 per SWU by December 31, 2025, which surpasses the previous historic high. This represents an increase of 3% since the beginning of the year and 488% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of Russia’s invasion of Ukraine, coupled with growing interest in nuclear power as a source of secure and carbon-free energy. The contemplation of the imposition of tariffs on LEU, if ultimately imposed, may put additional upward pressure on the price of SWU. For further details, refer to Part I, Item 1A, Risk Factors - The current war in Ukraine and related international or U.S. sanctions, tariffs and restrictions on trade, and the Russian response thereto, could have a material adverse impact on our business, results of operations, and financial condition.

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

Changes in the supply-demand balance and in the competitive landscape arising from the war in Ukraine or the imposition of tariffs may affect pricing trends, change customer spending patterns, and create uncertainty in the uranium market. At the same time, uncertainty remains about future demand for nuclear power generation. To address such changes and uncertainty, we continue to evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

The Company’s work on HALEU began under the HALEU Demonstration Contract, executed with the DOE in 2019, to construct a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. The DOE has funded the HALEU Demonstration Contract up to $173.0 million with a period of performance that ended November 30, 2022.

On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6. On November 7, 2023, the Company made its first contractual delivery of HALEU to the DOE, completing Phase 1 of the HALEU Operation Contract.

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

Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges created difficulties for DOE in securing enough 5B Cylinders for the entire Phase 2 production year. During time periods when 5B Cylinders were insufficient, the Company was not able to produce HALEU as it did not have 5B Cylinders to store the enriched uranium. Due to these delays, Centrus was unable to achieve contractual delivery of the 900 kilograms of HALEU UF6 by November 2024, which was the date set for the end of Phase 2 performance. On November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025, which allowed the Company to produce and contractually deliver the Phase 2 production target of 900 kilograms of HALEU UF6 to DOE. The DOE further extended the Phase 2 period of performance through January 31, 2026, to allow the Company to complete outstanding change orders. As of December 31, 2025, the total Phase 2 contract value and funded value is $170.1 million. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE amended the HALEU Operation Contract to divide the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. The DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of December 31, 2025, Option 1a is funded for the contract value of $108.2 million. Additionally, the amendment acknowledged that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since the award of the HALEU Operation Contract and indicated that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b.

Under the HALEU Operation Contract, the Company has submitted several change order requests for work being performed on infrastructure, facility repairs, and 5B Cylinders. The additional work is being performed under the DOE contracting officer’s approval or contract modifications. On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million, without a cost-share provision. As of December 31, 2025, DOE was obligated for costs up to the contract value of $8.8 million for the additional scope work. The DOE modified the HALEU Operation Contract and increased funding in January 2026 and is now obligated for costs up to the current contract value of $9.7 million. For further details refer to Part I, Item 1, Business - Technical Solutions - Government Contracting.

The DOE continues to pursue the availability of HALEU for the ARDP and for the advanced reactor market and the availability of domestically enriched uranium in a quantity that would be sufficient to address a supply disruption and gaps in domestic production and enrichment. Congress appropriated a total of approximately $3.4 billion to the DOE to jumpstart U.S. nuclear fuel production, including both LEU and HALEU enrichment. Based on this funding, the DOE issued a series of three RFPs covering HALEU production, HALEU deconversion, and LEU production. In late 2024, the DOE made initial selections under each of the RFPs. Centrus was among the awardees for all three RFPs under IDIQ structures (the HALEU Deconversion Contract, HALEU Production Contract, and the LEU Production Contract.

Each of these IDIQ awards carries a $2.0 million contract minimum for each awardee and is subject to an overall contract ceiling covering all awardees. Under the IDIQ awards, the DOE can issue task orders to the awardees and then allocate available funding to those task orders. The ultimate value of the awards to Centrus, and the scale of the expansion supported, will depend upon the scope of task orders that DOE may subsequently issue to Centrus under the contracts for which the Company intends to compete. There is no assurance that we will be awarded any additional task orders under any of our contracts and, if awarded, the nature, timing and amount of the task orders that may be issued under any award.

On November 6, 2024, DOE issued requests for task order proposals under each of the HALEU Production Contract and the HALEU Deconversion Contract for respective optimization studies to support DOE in establishing the commercial production of HALEU and commercial deconversion of HALEU. On January 9, 2025, we submitted our proposals in response to these requests for task order proposals. On August 14, 2025, DOE, without making any awards under the first task order proposal request, issued a second request for task order proposals under the HALEU Production Contract. The second request provided $900.0 million to support the deployment of commercial HALEU enrichment capacity. On January 5, 2026, the DOE announced that ACO was selected for award of a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The award also includes options, at the DOE’s discretion, for up to $170.0 million to produce and deliver HALEU to the DOE. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded or whether we will successfully perform any awarded contract.

On March 30, 2025, the Company submitted its proposal in response to a request for task order proposals from the DOE for a report and additional deliverables under the LEU Production Contract. On April 11, 2025, the Company was awarded a time and materials task order with a total award ceiling of approximately $0.5 million.

On November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and expansion of its manufacturing capacity at its facility in Oak Ridge, Tennessee. Additionally, the Company is investing an additional $60.0 million over an 18 month period lays the groundwork to support a potential large-scale expansion of uranium enrichment in Piketon, Ohio. This was followed with an announcement on January 23, 2026 that the Company plans to invest more than $560.0 million over the next several years to transition the facility to a high-rate manufacturing plant and support the production of thousands of advanced centrifuges in Oak Ridge, Tennessee. The first new centrifuges produced in Oak Ridge are expected to come online in Ohio in 2029.

On September 25, 2025, Centrus announced plans for a major expansion of its uranium capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements. In December 2025, the Company initiated design work on a 150,000 square foot training, operations and maintenance Facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the company's plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the American Centrifuge Plant, with construction activities set to begin early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations. Also in December 2025, the Company began domestic centrifuge manufacturing to support commercial LEU enrichment activities at its Piketon, Ohio, facility. This strategic move enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States' uranium enrichment history. Centrus plans to leverage its multi-billion-dollar uranium enrichment expansion to meet its growing backlog of $2.3 billion in contingent LEU sales to U.S. and international customer contracts, and targets future commercial-scale production of HALEU, as well. There is no assurance that we will successfully complete our announced expansion of our uranium capacity in Piketon, Ohio, or execute plans for large-scale production of both LEU and HALEU to meet commercial and government requirements. For further details, see Part 1, Item 1, Business - Low Enriched Uranium – LEU Backlog and Technical Solutions - Technical Solutions Backlog.

On February 9, 2026, ACO entered into an engineering, procurement and construction contract with Fluor Federal Services, Inc. (“Fluor”), a third-party contractor, for the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant (ACP) in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance.

Under the contract, Fluor’s services will include design, engineering, procurement, construction and construction management, and related services to support full commercial HALEU and LEU operations. Fluor will be paid a reimbursable amount for all costs incurred in connection with the relevant work (such as labor, equipment, materials, and other direct costs), plus other agreed upon margins. ACO will fund the services by establishing a zero-balance and escrow general disbursement account that will be administered in accordance with agreed-upon procedures. ACO will authorize funds incrementally in accordance with stage gates and Fluor’s performance is limited by the authorized funding. The Company has not incurred any costs under the contract and has not deposited any funds into the escrow account. The total price paid to the Contractor will depend on the scope of the services authorized by the ACO, in accordance with the terms of the contract.

The contract may be terminated or suspended by ACO or Fluor for cause, or by ACO for convenience, in which case Fluor is entitled to compensation for services and any applicable fee provided through termination. In the event of cancellation by ACO for reasons other than default, Fluor is also entitled to a cancellation fee in the initial amount of $24.0 million on the contract effective date, subsequently decreasing by $2.0 million per month until reaching $0.
The Qualifying Advanced Energy Project Credit (“§48C”) was established by the American Recovery and Reinvestment Act of 2009 and renewed and expanded under the IRA. The §48C program aims to strengthen U.S. industrial competitiveness and clean energy supply chains. On October 18, 2024, the Company submitted an application for a clean energy manufacturing and recycling project associated with re-equipping our manufacturing property at our manufacturing facility in Oak Ridge. This will recreate a viable enrichment supply chain and allow ACO to manufacture centrifuge parts to be used in centrifuge machines to enrich uranium. Our application requested an allocation of $62.4 million based on a qualified investment in eligible property of $208.0 million made by Centrus. On January 10, 2025, the Company was informed that the Internal Revenue Service (“IRS”) granted our request for a $62.4 million credit allocation for this facility. Centrus has two years from that date to provide evidence that the requirements of the credit have been met thus certifying our credit allocation. Upon certification of our credit allocation, we then have two years from that date to notify the DOE that the qualified investment in eligible property is placed in service to receive the credit allocation. It is uncertain how Executive Order 14154 will impact the IRS determination regarding our application request. For further details refer to Part II, Item 7, Liquidity and Capital Resources in this Annual Report on Form 10-K.

On November 7, 2024, the Company issued 2.25% Convertible Notes with an aggregate principal amount of $402.5 million, due November 1, 2030, unless earlier repurchased, redeemed or converted. On August 18, 2025, the Company issued 0% Convertible Notes with an aggregate principal amount of $805.0 million, due August 15, 2032, unless earlier repurchased, redeemed or converted. The proceeds from both the 2.25% Convertible Notes and the 0% Convertible Notes will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1, of each year, beginning on May 1, 2025. There are no required principal payments prior to the maturity of the 0% Convertible Notes or the 2.25% Convertible Notes.

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt.

On June 30, September 30, and December 31, 2025, the Company provided notice to holders of the 2.25% Convertible Notes that the notes became convertible at the option of the holders beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of each of the three calendar quarters, was greater than 130% of the conversion price in effect on each applicable trading day.

For further details on our notes refer to Part II, Item 7, Liquidity and Capital Resources.

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

Refer to Part I, Item 1 - Business, for additional information.

Market Conditions and Outlook

The global nuclear industry outlook began to improve after many years of decline and stagnation. The development of advanced small and large-scale reactors, the innovation of advanced fuel types, and the commitment of nations to begin deploying nuclear power or to increase the share of nuclear power in their nations has created optimism in the market. Part of the momentum has resulted from efforts to lower greenhouse gas emissions to combat climate change and improve health and safety.

According to the WNA, as of January 2026, there were approximately 70 reactors under construction worldwide, approximately one-half of which are in China. The United States, with over 90 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years. Eight U.S. reactors have prematurely shut down in the past ten years and others could shut down in the next few years. At the same time, construction was completed and commercial operations began in the second quarter of 2024 on one large reactor and two formerly shutdown reactors have plans to restart.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2025 World Energy Outlook, nuclear generation is forecasted to grow 38% by 2035 and 62% by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow 70% by 2035 and more than double by 2040.

# Total World Nuclear Generation (TWh)

7000
6000
5000
4000
3000
2000
1000
0
2024
2035
2040
2045
2050
Stated Policies
Net Zero Emissions

Source: International Energy Agency, *2025 World Energy Outlook*, Tables A.3b and A.3c

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. In Japan, 15 reactors have restarted and an additional 10 reactors are in the process of restart approval. As a result of the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

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

The war in Ukraine has escalated tensions between Russia and the international community. As a result, the United States and other countries imposed, including through the U.S.’s enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions, tariffs, and export controls against certain Russian products, services, organizations and/or individuals, and Russia passed the Russian Decree as discussed below. Such additional restrictions, and any Russian response thereto, could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, tariffs or sanctions by the United States, Russia or other countries may impact our ability and the cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the expiration of the permit for continued shipments of LEU imports.

In response to the war in Ukraine, on May 13, 2024, the Import Ban Act was enacted. This law bans imports of LEU from Russia into the U.S. beginning August 11, 2024, subject to issuance of waivers by the DOE. In accordance with the instructions published by the DOE on May 24, 2024, the Company filed its first waiver request application on May 27, 2024, to permit the importation of LEU already committed for delivery to its U.S. customers in 2024 through 2027. On July 18, 2024, the DOE issued the Company a waiver allowing it to import LEU from Russia for deliveries already committed by the Company to its U.S. customers in years 2024 and 2025. For the years 2026 and 2027, the DOE deferred its decision to an unspecified date closer in time to the deliveries. On August 4, 2025, the DOE issued the Company a waiver allowing it to import LEU from Russia for deliveries already committed by the Company to its U.S. customers in years 2026 and 2027. On June 7, 2024, the Company filed a second waiver request application to allow for importation of LEU from Russia committed to the Company's foreign customers for processing and reexport. On October 31, 2024, the DOE issued its determination waiving the prohibition of the importation of such material committed to our foreign customers. On December 11, 2024, the Company filed a third waiver request application to allow for importation of LEU from Russia in 2026 and 2027 for use in future sales to our U.S. customers. The U.S. ban on imports of Russian LEU, without the grant of additional timely waivers, would have a negative material impact on our business. Through 2027, well over one-half of the LEU that we expect to deliver to customers is expected to be sourced under the TENEX Supply Contract. While we have other sources of supply, they are not sufficient to replace the TENEX supply. It is uncertain whether any waiver would be granted in response to our pending or any potential future applications and, if granted, whether any waiver would be granted in a timely manner for us to benefit from it.

On November 14, 2024 the government of the Russian Federation passed the Russian Decree, effective through December 31, 2027, that rescinded TENEX’s general license to export LEU to the United States or to entities registered in the United States. TENEX is required to obtain a specific export license from the Russian authorities in order for it to make shipments to Centrus through 2027. Except for isolated delays, TENEX has received specific licenses to satisfy shipments to Centrus in the regular course of business. However, Centrus has been informed that there is no certainty whether additional licenses will be issued by the Russian authorities and if issued, whether they will be issued in a timely manner and not rescinded prior to the shipment taking place.

Since the enactment of the Import Ban Act and through the issuance of the Russian Decree, TENEX has continued to implement the TENEX Supply Contract while we pursue waivers from the DOE. However, we do not know what future actions, including in response to the Russian Decree, TENEX might take. If TENEX refuses to make future deliveries or otherwise suspends deliveries for an extended period under the TENEX Supply Contract, our delivery obligations to our customers would be negatively impacted, which would have a material adverse effect on the Company. Refer to Part 1, Item 1-, Business and Item 1A -, Risk Factors, - Operational Risks and - War in Ukraine Risks, for further discussion.

On April 15, 2025, the President of the United States signed Executive Order 14272 initiating a U.S. Department of Commerce investigation under Section 232 of the Trade Expansion Act of 1962, to determine whether imports of processed critical minerals, including uranium, and their derivative products threaten to impair national security. Following the investigation, on January 14, 2026, the President issued Proclamation 11001, which directed the Secretary of Commerce and the United States Trade Representative (“USTR”) to pursue negotiations with trading partners over the next 180 days to ensure the United States maintains adequate supplies of critical minerals while mitigating supply-chain vulnerabilities affecting processed critical minerals and their derivative products. Proclamation 11001 indicated that, depending on the status or outcome of those negotiations, alternative remedies may be considered in the future, including the imposition of an additional sectoral tariff. The imposition of new or increased tariffs on these products or other trade restrictions from our international suppliers could significantly increase our costs and have a material adverse effect on our financial position and results of operations.

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation and other services, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. For example, effective January 10, 2025, the U.S. Secretary of the Treasury, made a determination pursuant to section l(a)(i) of Executive Order 14024, to apply certain sanctions to any person determined, pursuant to that section, to operate or have operated in “the energy sector of the Russian Federation economy.” TENEX’s financial institutions have had challenges in accepting payments denominated in U.S. dollars and the Company and TENEX have agreed to delay certain payments under the TENEX Supply Contract as the parties review payment processing options. Additionally, on April 17, 2025, the Office of the USTR released a notice issuing the results of its investigation into China’s dominance in the maritime, logistics, and shipbuilding sectors pursuant to Section 302(a) of the Trade Act of 1974, as amended. The USTR imposed new service fees on Chinese-built vessels entering U.S. ports above certain capacity. Our shipper of Russian LEU from Russia to the U.S. uses ships manufactured in China which happen to be exempt from the new fees under this notice. However, these fees would be significant if they were to be imposed on our shipper. If the USTR changes its position and does not exempt the type of vessel our shipper uses, then the additional fees imposed on our shipper for docking at U.S. ports would be cost prohibitive, would have a significant impact on our ability to transport Russian LEU and would also have a material adverse effect on our financial position and results of operations. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

Given all the foregoing, we continue to monitor the situation closely and assess the potential impact of any new sanctions or restrictions on the Company or potential tariffs on products it imports or purchases from foreign suppliers and possible mitigation thereof.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors - The current war in Ukraine and related international or U.S. sanctions, tariffs and restrictions on trade, and the Russian response thereto, could have a material adverse impact on our business, results of operations, and financial condition.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our LEU segment backlog consists primarily of long-term, fixed commitment contracts and contingent sales commitments, and we have visibility on a significant portion of our revenue for 2026 - 2030, although our revenue is subject to material adverse impacts from the Import Ban Act and the Russian Decree.

Our future operating results are subject to uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:
•Our ability to obtain additional waivers to allow us to import LEU from Russia for future sales to our U.S. customers, given the enactment of the Import Ban Act;

•The ability of TENEX to obtain, or timely obtain, and the willingness of TENEX to continue to request, additional licenses to export LEU from Russia so that we may continue supplying LEU to our customers, given the enactment and extension of the Russian Decree;
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
•Our ability to be awarded any additional task orders under the HALEU Deconversion Contract or HALEU Production Contract;
•Insufficient or untimely U.S. government funding and government appropriations to support our IDIQ contracts with the U.S. federal government, including the HALEU Operation Contract and HALEU Production Contract;
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

Backlog

The Company’s backlog across both segments was $3.8 billion and $3.7 billion as of December 31, 2025 and 2024, respectively, and extends to 2040. The backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of December 31, 2025 and 2024, our backlog was approximately $2.9 billion and $2.8 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments. Of the $2.9 billion, approximately $2.3 billion represents contingent LEU sales contracts and commitments, with $2.1 billion of the total under definitive agreements and $0.2 billion of the total subject to entering into definitive agreements, in support of potential construction of LEU production capacity at the Piketon, Ohio facility. The contingent LEU sales contracts and commitments also depend on our ability to secure substantial public and private investment necessary to build new enrichment capacity. The LEU segment backlog also includes approximately $0.1 billion of deferred revenue and advances from customers as of December 31, 2025, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to significant risks and uncertainties, including existing import laws and restrictions, such as the RSA, which limits imports of Russian uranium products into the United States and applies to our sales using material procured under the TENEX Supply Contract, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2034. As of both December 31, 2025 and 2024, our backlog was approximately $0.9 billion. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 77% of our total revenue for the year ended December 31, 2025. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 33% of revenue from our LEU segment since 2023. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in 2025 averaged approximately $10.2 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results year over year.

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

The Import Ban Act, which bans the importation of LEU from Russia, may severely limit importation through 2027 and will cut off supply of LEU from Russia after 2027. Notwithstanding our ability to obtain waivers under the Import Ban Act, the Russian Decree, which prohibits the exportation of Russian LEU without a license, may severely limit exportation of LEU from Russia through December 31, 2027. This has drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 43% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment but this capacity will take a number of years and significant funding from private and/or government sources to come online. Centrus is seeking public and private funding to deploy new production capacity at its Piketon, Ohio, plant to help meet the need for new, domestic supplies of enriched uranium.

The following chart summarizes long-term and spot SWU price indicators, and a spot price indicator for UF6, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

350
300
250
200
150
100
50
0
$/Unit
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25
Dec-25
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

    * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Under a customer contract with deliveries from 2023 to 2025, prices are payable in a combination of U.S. dollars and euros. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, that commenced in 2023, with prices payable in a combination of U.S. dollars and euros but with a contract-defined exchange rate.

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

Intangible assets originated from our reorganization and application of fresh start accounting as of September 30, 2014. The intangible assets represented the fair value adjustment to the assets and liabilities for our LEU segment. The identifiable intangible assets relate to our LEU segment backlog and customer relationships. The backlog intangible asset is amortized as the backlog, valued at emergence, is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 3 ¾ years of scheduled amortization remaining. The aggregate net balance of identifiable intangible assets was $21.2 million as of December 31, 2025.

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

Components of retirement benefit expense/income other than service cost are presented in our Consolidated Statements of Operations as Nonoperating Components of Net Periodic Benefit Loss (Income). These components consist primarily of the return on plan assets, offset by interest cost as the discounted present value of benefit obligations nears payment. Results also reflect claims experience, changes in mortality and healthcare claim assumptions and changes in market interest rates. Service cost is recognized in Cost of Sales (for the LEU segment) and Selling, General and Administrative expenses.

Nonoperating Components of Net Periodic Benefit Loss (Income) netted to loss of $6.8 million, income of $14.7 million, and income of $23.2 million for the year ended December 31, 2025, 2024, and 2023, including a net actuarial loss of $2.9 million, gain of $17.9 million, and gain of $24.6 million for the year ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, the net actuarial loss reflected unfavorable investment returns relative to the expected return assumption and a decrease in interest rates from approximately 5.7% to 5.6%. For the year ended December 31, 2024, the net actuarial gain reflected an annuitization in May 2024, favorable investment returns relative to the expected return assumption and an increase in interest rates from approximately 5.2% to 5.7%, partially offset by unfavorable investment returns relative to the expected return assumption. For the year ended December 31, 2023, the net actuarial loss reflected favorable investment returns relative to the expected return assumption, partially offset by a decrease in interest rates from approximately 5.5% to 5.2%.

Changes in actuarial assumptions could impact the measurement of benefit obligations and benefit costs, as follows:
•The expected return on benefit plan assets is approximately 6.3% for 2026. The expected return is based on historical returns and expectations of future returns for the composition of the plans’ equity and debt securities. A one-half percentage point decrease in the expected return on plan assets would increase annual pension costs by $0.2 million in 2026. However, the net impact of any changes in the expected return on benefit plan assets on the final benefit cost recognized for fiscal year 2026 would be $0 since the actual return on assets would effectively be reflected at December 31, 2026, under our mark-to-market accounting methodology.
•The present value of pension obligations is calculated by discounting long-term obligations using a market interest rate. This discount rate is the estimated rate at which the benefit obligations could be effectively settled on the measurement date and is based on yields of high quality fixed income investments whose cash flows match the timing and amount of expected benefit payments of the plan. Discount rates of approximately 5.6% were used as of December 31, 2025. A one-half percentage point reduction in the discount rate would increase the valuation of pension benefit obligations by $1.9 million and postretirement health and life benefit obligations by $3.2 million, and the resulting changes in the valuations would decrease the aggregate service cost and interest cost components of annual pension costs and postretirement health and life benefit costs by $0 and $0.2 million, respectively.
•The healthcare costs trend rates are 9% projected in 2026 reducing to a final trend rate of 5% by 2034. The healthcare costs trend rate represents our estimate of the annual rate of increase in the gross cost of providing benefits. The trend rate is a reflection of health care inflation assumptions, changes in healthcare utilization and delivery patterns, technological advances, and changes in the health status of our plan participants.
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

Accounting standards prescribe a minimum recognition threshold that a tax position is required to meet before the related tax benefit may be recognized in the financial statements. As of December 31, 2025, the liability for unrecognized tax benefits, included in Other Long-Term Liabilities on the Consolidated Balance Sheet in Part IV of this Annual Report, was $3.6 million and accrued interest and penalties totaled $0.8 million.

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

In 2023, 2024, and 2025, Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. In 2023, Centrus had visibility on a significant portion of revenue in the LEU segment for 2024 through 2026, primarily from its long-term sales contracts. Centrus determined that the positive evidence of increased forecasted future income in the LEU segment based on existing sales backlog and supply contracts along with commodity market forward pricing indicators, supported the release of a portion of the federal valuation allowance. However, because of the lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus recorded a partial release of its federal valuation allowance. In the third and fourth quarters of 2023, respectively, Centrus released $7.7 million and $11.7 million of the valuation allowance against its federal net deferred tax assets. In 2024, Centrus had visibility on a significant portion of revenue in the LEU segment for 2025 through 2027, primarily from its long-term sales contracts. Additionally, Centrus’ interest income forecast increased based upon increased liquidity. Centrus determined that the positive evidence of increased forecasted future income in the LEU segment based on existing sales backlog and supply contracts along with commodity market forward pricing indicators, and interest outlook supported the release of a portion of the federal valuation allowance. However, because of the lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. In the fourth quarter of 2024, Centrus released $16.6 million of the valuation allowance against its federal net deferred tax assets. In the third quarter of 2025, Centrus had visibility on a significant portion of revenue in the LEU segment for 2025 through 2030, primarily from its long-term sales contracts. Additionally, Centrus’ investment income forecast increased based upon increased liquidity. Centrus determined that the positive evidence of increased future investment income supported the release of the federal valuation allowance. However, because of the lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, in the third quarter of 2025, Centrus released $10.2 million of the valuation allowance against its federal net deferred tax assets.

The Company continues to maintain a partial valuation allowance against its remaining federal and state net deferred tax assets as a result of significant federal and state net operating losses and insufficient future taxable income. As of December 31, 2025, the valuation allowance against the remaining federal and state net deferred tax assets was $355.4 million.

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

Recent Accounting Pronouncements

Refer to Note 1 – Basis of Presentation and Principles of Consolidation in Part IV of the Consolidated Financial Statements on this Annual Report

Results of Operations

Set forth below are our results of operations for the year ended December 31, 2025 compared with the year ended December 31, 2024. We have omitted discussion of 2023 results where it would be redundant to the discussion previously included in Item 7 of our 2024 Annual Report on Form 10-K, filed with the SEC on February 7, 2025.

Segment Information

The following table presents elements of the accompanying Consolidated Statements of Operations that are categorized by segment (dollar amounts in millions):

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$298.7	$246.8	$51.9	21%
Uranium revenue	47.5	103.1	(55.6)	(54)%
Total	346.2	349.9	(3.7)	(1)%
Cost of sales	234.7	256.0	(21.3)	(8)%
Gross profit	$111.5	$93.9	$17.6	19%

Technical Solutions segment
Revenue	$102.5	$92.1	$10.4	11%
Cost of sales	96.5	74.5	22.0	30%
Gross profit	$6.0	$17.6	$(11.6)	(66)%

Total
Revenue	$448.7	$442.0	$6.7	2%
Cost of sales	331.2	330.5	0.7	—%
Gross profit	$117.5	$111.5	$6.0	5%

Revenue

Revenue from the LEU segment was $346.2 million and $349.9 million for the year ended December 31, 2025 and 2024, respectively, a decrease of $3.7 million (or 1%). Uranium revenue decreased $55.6 million (or 54%) while SWU revenue increased $51.9 million (or 21%) as a result of a 23% increase in the volume of SWU sold, partially offset by a 1% decrease in the average price of SWU sold.

Revenue from the Technical Solutions segment was $102.5 million and $92.1 million for the year ended December 31, 2025 and 2024, respectively, an increase of $10.4 million (or 11%). Revenue generated by the HALEU Operation Contract increased by $10.5 million. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phases 2 and 3 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $234.7 million and $256.0 million for the year ended December 31, 2025 and 2024, respectively, a decrease of $21.3 million (or 8%). Uranium costs decreased while SWU costs increased as a result of a 23% increase in the volume of SWU sold, partially offset by a 13% decrease in the average unit cost of SWU sold.

Cost of sales for the Technical Solutions segment was $96.5 million and $74.5 million for the year ended December 31, 2025 and 2024, respectively, an increase of $22.0 million (or 30%). The increase is primarily attributable to a $22.8 million increase in costs incurred under the HALEU Operation Contract, partially offset by a decrease in costs related to other contracts. For details on HALEU Operation Contract accounting, refer to Technical Solutions - Government Contracting above.

Gross Profit

The Company recognized a gross profit of $117.5 million and $111.5 million for the year ended December 31, 2025 and 2024, respectively, an increase of $6.0 million (or 5%).

Gross profit for the LEU segment was $111.5 million and $93.9 million for the year ended December 31, 2025 and 2024, respectively, an increase of $17.6 million (or 19%). The increase was due primarily to the increase in the volume of SWU sold and an increase in the margin on SWU sales resulting from the specific contract and pricing mix of SWU contracts. The increase in SWU gross profit was partially offset by a decrease in uranium gross profit.

Gross profit for the Technical Solutions segment was $6.0 million and $17.6 million for the year ended December 31, 2025 and 2024, respectively, a decrease of $11.6 million (or 66%). The decrease was primarily attributable to the factors discussed in Revenue and Cost of Sales above. Because of the delay in completing Phase 2 of the HALEU Operation Contract, DOE extended Phase 2 through January 31, 2026. Costs incurred subsequent to November 2024 have not yet been subject to a fee as this portion of Phase 2 remains undefinitized and is subject to negotiation.

Non-Segment Information

The following table presents elements of the accompanying Consolidated Statements of Operations that are not categorized by segment (dollar amounts in millions):

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change
Gross profit	$117.5	$111.5	$6.0	5%
Advanced technology costs	16.9	17.2	(0.3)	(2)%
Selling, general and administrative	36.2	35.0	1.2	3%
Equity-related compensation	5.8	1.5	4.3	287%
Amortization of intangible assets	8.4	9.8	(1.4)	(14)%
Operating income	50.2	48.0	2.2	5%
Nonoperating components of net periodic benefit loss (income)	6.8	(14.7)	21.5	146%
Interest expense	14.0	2.7	11.3	419%
Investment income	(44.7)	(12.9)	(31.8)	(247)%
Extinguishment of long-term debt	(11.8)	—	(11.8)	n/a
Other income, net	—	(0.1)	0.1	100%
Income before income taxes	85.9	73.0	12.9	18%
Income tax expense (benefit)	8.1	(0.2)	8.3	4,150%
Net income	$77.8	$73.2	$4.6	6%

Equity-Related Compensation

Equity-related compensation expense was $5.8 million and $1.5 million for the year ended December 31, 2025 and 2024, respectively, an increase of $4.3 million (or 287%). This increase was primarily as a result of a non-cash charge of $3.6 million due to the reclassification of certain Board restricted stock unit grants from equity to liability.

Nonoperating Components of Net Periodic Benefit Loss (Income)

Nonoperating components of net periodic benefit loss (income) netted to a loss of $6.8 million and income of $14.7 million for the year ended December 31, 2025 and 2024, respectively, a change of $21.5 million (or 146%). For the year ended December 31, 2025, nonoperating components of net periodic benefit income consist primarily of interest costs of $6.2 million and pension plan remeasurements of $2.9 million, partially offset by other investment income and gains on plan assets and other activity of ($2.3) million. For the year ended December 31, 2024, nonoperating components of net periodic benefit income consist primarily of the pension plan remeasurements of ($16.8) million, driven by an annuitization of ($16.6) million in May 2024, and other investment income and gains on plan assets of ($9.9) million, partially offset by interest costs of $12.1 million.

Interest Expense

Interest expense was $14.0 million and $2.7 million for the year ended December 31, 2025 and 2024, respectively, an increase of $11.3 million (or 419%). This increase was due primarily to interest incurred on the 2.25% Convertible Notes issued in November 2024 and on the 0% Convertible Notes issued in August 2025.

Investment Income

Investment income was $44.7 million and $12.9 million for the year ended December 31, 2025 and 2024, respectively, an increase of $31.8 million (or 247%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance as a result of the issuance of our 0% Convertible Notes and common stock issuances under the Company’s ATM program.

Extinguishment of Long-Term Debt

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all of the outstanding 8.25% Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the 8.25% Notes in the year ended December 31, 2025.

Income Tax Expense (Benefit)

Income tax expense was $8.1 million and income tax benefit was ($0.2) million for the year ended December 31, 2025 and 2024, respectively, a change of $8.3 million (or 4150%). For the year ended December 31, 2025, income tax expense consists of federal income tax expense of $8.1 million, permanent differences of $2.6 million, and state income tax expense of ($0.1) million. For the year ended December 31, 2024, income tax expense consists of federal income tax benefit of ($0.6) million, permanent differences of $3.3 million, and state income tax expense of $0.4 million.

Net Income

Net income was $77.8 million and $73.2 million for the year ended December 31, 2025 and 2024, respectively, an increase of $4.6 million (or 6%). The increase was primarily driven by an increase in investment income of $31.8 million and the extinguishment of long-term debt of $11.8 million, partially offset by a decrease of $21.5 million in nonoperating components of net periodic benefit income and an increase of $11.3 million in interest expense.

Liquidity and Capital Resources

As of December 31, 2025, the Company had a consolidated cash and cash equivalents balance of $2.0 billion. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Annual Report. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the Import Ban Act and our ability to obtain additional waivers thereunder, the impact of the Russian Decree and the ability of TENEX to secure export licenses thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6. On November 7, 2023, the Company announced that it made its first contractual delivery of HALEU UF6 to the DOE, completing Phase 1. During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 for one production year, as well as continued operations and maintenance of the cascade. Phase 2 included an initial contract value of approximately $90.0 million and compensation on a cost-plus-incentive-fee-basis. The DOE owns the HALEU produced from the demonstration cascade. The DOE extended the HALEU Operation Contract Phase 2 period of performance through January 31, 2026 to allow the Company to complete outstanding change orders. As of December 31, 2025, the Phase 2 contract value and related funding is approximately $170.1 million. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under contract modifications.

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

On January 5, 2026, the DOE announced that ACO was selected for award of a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The award also includes options, at the DOE’s discretion, for up to $170.0 million to produce and deliver HALEU to the DOE. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded.

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when additional government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory and economic hurdles that must be overcome for these fuels and the reactors that will use these fuels to come to the market. For further discussion, refer to Part I, Item 1A, Risk Factors.

If funding of gas centrifuge technology by the U.S. government is reduced or discontinued, or we are not awarded the option to continue to operate the cascade, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity. If funding under U.S. federal government programs or contracts and subcontracts, including under the HALEU Operation Contract, HALEU Deconversion Contract, or HALEU Production Contract, is delayed, reduced or terminated, as a result of the changes in the prevailing policies and budgetary priorities of the incumbent administration or otherwise, it could have a material adverse impact on our operations, including our ability to deploy the American Centrifuge technology.

Further, any sanctions, tariffs, or other restrictions, including the Import Ban Act banning LEU imports from Russia and the Russian Decree prohibiting LEU exports out of Russia in the absence of a license, represent a significant risk to our business as we currently rely on the TENEX Supply Contract as a significant supply source to meet our delivery obligations. Such bans or tariffs on LEU imports or exports from Russia could have a material impact on our operations and liquidity. For further discussion, please see Part I, Item 1A, Risk Factors.

We expect to increase our capital expenditures by approximately several hundred million, driven by ongoing investments and a strategic shift towards our manufacturing readiness plan and Ohio expansion. We expect that our strong liquidity position will support our capital expenditures, although we are monitoring inflationary pressures that may affect the cost of materials and equipment.

Expansion of Manufacturing Capacity in Oak Ridge

On November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and expansion of its manufacturing capacity at its facility in Oak Ridge, Tennessee. The Company is investing $60.0 million over an 18 month period lays the groundwork to support a potential large-scale expansion of uranium enrichment in Piketon, Ohio. This was followed with an announcement on January 23, 2026 that the Company plans to invest more than $560.0 million over the next several years to transition the facility to a high-rate manufacturing plant and support the production of thousands of advanced centrifuges in Oak Ridge, Tennessee. The first new centrifuges produced in Oak Ridge are expected to come online in Ohio in 2029.

Expansion of Uranium Enrichment Capacity in Piketon, Ohio

On September 25, 2025, Centrus announced plans for a major expansion of its uranium capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

In December 2025, the Company initiated design work on a 150,000 square foot training, operations and maintenance Facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the Company's plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the American Centrifuge Plant, with construction activities set to begin in early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations. Also in December 2025, the Company began domestic centrifuge manufacturing to support commercial LEU enrichment activities at the Piketon, Ohio, facility. This strategic move enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States' uranium enrichment history. Centrus plans to leverage its multi-billion-dollar uranium enrichment expansion to meet its growing backlog of $2.3 billion in contingent LEU sales to U.S. and international customer contracts, and targets future commercial-scale production of HALEU, as well. For further details, see Part 1, Item 1, Business - Low Enriched Uranium - LEU Backlog and Technical Solutions - Technical Solutions Backlog.

Clean Energy Credit

The Qualifying Advanced Energy Project Credit (“§48C”) was established by the American Recovery and Reinvestment Act of 2009 and renewed and expanded under the IRA. The “§48C” program aims to strengthen U.S. industrial competitiveness and clean energy supply chains. As the nation builds a net-zero economy, the §48C tax credit program aims to play a critical role to create high-quality jobs, reduce industrial emissions, and increase domestic production of critical clean energy products and materials. The IRA provided $10 billion in new funding under §48C(e), with at least $4 billion reserved for projects in certain energy communities with closed coal mines or retired coal-fired power plants, to allocate credits to projects in three categories: (1) Clean energy manufacturing and recycling, (2) industrial decarbonization, and (3) critical materials refining, processing, and recycling.

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

Cash Flow

The change in cash, cash equivalents and restricted cash from our Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Year Ended December 31,
	2025	2024
Cash provided by operating activities	$51.0	$37.0
Cash used in investing activities	(19.7)	(4.1)
Cash provided by financing activities	1,224.9	437.1
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.2
Increase in cash, cash equivalents and restricted cash	$1,256.1	$470.2

Operating Activities

During 2025, net cash provided by operating activities was $51.0 million. The net increase was primarily attributable to approximately $450.0 million in cash collections, the majority of which was from customers. These cash inflows were partially offset by approximately $401.0 million of disbursements for operations, of which approximately $338.0 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements including corporate administration, benefits claims, and advanced technology costs.

During 2024, net cash provided by operating activities was $37.0 million. The net increase was primarily due to approximately $348.0 million in cash collections, the majority of which was from customers. These cash inflows were partially offset by approximately $310.0 million of disbursements for operations, of which approximately $239.0 million relates to payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements including corporate administration, benefit claims, and advance technology costs.
Investing Activities

For the year ended December 31, 2025 and 2024, investing activities consisted of capital expenditures of $19.7 million and $4.1 million, respectively.

Financing Activities

For the year ended December 31, 2025 and 2024, cash of $782.4 million and $388.7 million was provided from net proceeds related to the issuance of the 0% Convertible Notes and 2.25% Convertible Notes, respectively. Refer to Note 8, Debt, of the Consolidated Financial Statements in Part IV of this Annual Report regarding the accounting for the 0% Convertible Notes and 2.25% Convertible Notes.

For the year ended December 31, 2025 and 2024, cash of $523.7 million and $54.7 million, respectively, was provided from the net proceeds related to the issuance of 2,866,261 and 933,987 shares, respectively, of Class A Common Stock under ATM offerings. For additional information on the ATM offerings, see Note 16., Stockholders’ Equity.

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount of $74.3 million, plus accrued and unpaid interest. For the year ended December 31, 2025 and 2024, annual payments of $3.5 million and $6.1 million, respectively of interest classified as debt are classified as a financing activity. Refer to Note 8, Debt, of the Consolidated Financial Statements in Part IV of this Annual Report regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	December 31,
	2025	2024
Cash and cash equivalents	$1,957.2	$671.4
Accounts receivable	30.7	80.0
Inventories, net	130.2	145.4
Current debt	—	(6.1)
Deferred revenue and advances from customers, net of deferred costs	(90.2)	(152.5)
Other current assets and liabilities, net	(87.1)	(69.8)
Working capital	$1,940.8	$668.4

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

0% Convertible Notes

On August 18, 2025, the Company issued, in a Rule 144A offering, the 0% Convertible Notes with an aggregate principal amount of $805.0 million, due August 15, 2032, unless earlier repurchased, redeemed or converted. There are no required principal payments prior to the maturity of the 0% Convertible Notes. The 0% Convertible Notes do not bear regular interest, and the principal amount of the notes will not accrete. The Company incurred approximately $22.5 million in issuance costs for the issuance of the 0% Convertible Notes. Additional terms and conditions of the 0% Convertible Notes are described in Note 8, Debt, of the Consolidated Financial Statements in Part IV of this Annual Report.

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

The proceeds from both the 2.25% Convertible Notes and the 0.0% Convertible Notes will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes.

On June 30, September 30, and December 31, 2025, the Company provided notice to the holders of the 2.25% Convertible Notes that the notes became convertible at the option of the holders beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. The notes are convertible at a conversion rate of 10.2564 shares of Class A Common Stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $97.50 per share of Class A Common Stock. The 2.25% Convertible Notes became convertible because the last reported sale price of shares of the Class A Common Stock, for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of each of the three calendar quarters, was greater than 130% of the conversion price in effect on each applicable trading day.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million to Extinguishment of Long-Term Debt in the Consolidated Statements of Operations. As of December 31, 2025, none of the 8.25% Notes remained outstanding.

2025 Shelf Registration

The Company filed an automatic shelf registration statement on Form S-3 (File No. 333-291305) with the SEC on November 6, 2025, which was supplemented by a prospectus supplement dated November 6, 2025. Pursuant to these filings, the Company may offer and sell up to $1.0 billion in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered.

2023 Shelf Registration

The Company filed a shelf registration statement on Form S-3 (File No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023, and was supplemented by prospectus supplement dated February 9, 2024, and May 9, 2025, respectively. Pursuant to this shelf registration statement, the Company could offer and sell up to $200.0 million in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered.

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 2,866,261 shares, 933,987 shares, and 722,568 shares of its Class A Common Stock for a total of $533.6 million, $56.7 million, and $24.4 million in 2025, 2024, and 2023, respectively. After expenses and commissions paid to the agents, the Company’s 2025, 2024, and 2023, proceeds totaled $524.7 million, $55.1 million, and $23.4 million, respectively. Additionally, the Company recorded direct costs of $1.0 million, $0.3 million, and $0.2 million related to the issuance in 2025, 2024, and 2023, respectively. The shares of Class A Common Stock were issued pursuant to (a) the Company’s automatic shelf registration on Form S-3 (File No. 333-291305) and a prospectus supplement dated November 6, 2025, (b) the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024 and (c ) the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022. The Company has used and/or intends to use the net proceeds from these offerings for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities.

Rights Agreement

The Company is party to a Section 382 Rights Agreement, dated as of April 6, 2016, by and among the Company, and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as amended by (i) the First Amendment to the Rights Agreement dated as of February 14, 2017; (ii) the Second Amendment to the Rights Agreement dated as of April 3, 2019; (iii) the Third Amendment to the Rights Agreement dated as of April 13, 2020; (iv) the Fourth Amendment to the Rights Agreement dated as of June 16, 2021; (v) the Fifth Amendment to the Rights Agreement dated as of June 20, 2023, and (vi) the Sixth Amendment to the Rights Agreement dated as of May 28, 2024.

The Fifth Amendment to the Rights Agreement (i) increased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $18.00 to $160.38, and (ii) extended the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2023 to June 30, 2026.

The Section 382 Rights Agreement was adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carryforwards for United States federal income tax purposes and other tax benefits. The Section 382 Rights Agreement was not adopted as a result of or in response to, any effort to acquire control of the Company.

Contractual Commitments

As of December 31, 2025, Centrus had contractual commitments to repay debt, make interest payments under its debt, make payments under operating leases, settle obligations related to agreements to purchase goods and services and settle tax and other liabilities.

Centrus has obligations related to our 0% Convertible Notes that mature in August 2032 and our 2.25% Convertible Notes that mature in November 2030, as discussed above. We are also obligated to make payments under operating leases that expire at various dates through 2027. Refer to Note 9, Leases, of the Consolidated Financial Statements in Part IV of this Annual Report for further information.

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

In our LEU segment, we have long-term inventory purchase agreements with TENEX and Orano that extend to 2028 and 2030, respectively. Refer to Note 17, Commitments and Contingencies, of the Consolidated Financial Statements in Part IV of this Annual Report for additional information. In addition, Centrus has entered into multiple inventory loans that we expect to repay in 2026. Refer to Note 4, Inventories, of the Consolidated Financial Statements in Part IV of this Annual Report for additional information.

On February 9, 2026, the Company and Fluor, a third-party contractor, entered into an agreement for the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant (ACP) in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance. The total price paid to the Contractor will depend on the scope of the services authorized by the ACO, in accordance with the terms of the contract. For further details, refer to Part II, Item 7, Overview.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with the DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at December 31, 2025.

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

Interest Rate Risk

As of December 31, 2025, we have $391.2 million of debt related to our 2.25% Convertible Notes, with a fair value of approximately $1.1 billion. We do not pay interest on our 0% Convertible Notes. The interest rates on our existing long-term debt borrowings are fixed and as a result, interest due on borrowings are not impacted by changes in market-based interest rates.

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

Foreign Currency Exchange Rate Risk

Our contracts with customers and suppliers are denominated primarily in U.S. dollars. On occasion, we will accept payments in euros for spot sales that may be subject to short-term exchange risk. Half of our Orano Supply Agreement is denominated in euros, exchanged at a fixed rate. We have one customer contract that commenced deliveries in 2023 and finished deliveries in 2025 where payments were denominated in euros that were subject to exchange rate risk. If the euro strengthens against the dollar by approximately 20% and nears its highest value over the past 10 years, it will have a negative cash flow impact on the contract of less than 10%. Since the substantial majority of our business is conducted in U.S. dollars, a 20% change in the euro would not have a material impact to our financial condition or results of operations.

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

As of December 31, 2025, the end of the period covered by this report, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding executive officers is included in Part I of this Annual Report. Additional information concerning directors, executive officers and corporate governance appearing under the captions Proposal 1. Election of Directors, in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of stockholders, which will be filed no later than 120 days after December 31, 2025 (the “2026 Proxy Statement”), is incorporated herein by reference.

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

The Company has also adopted the Centrus Energy Corp. Securities Trading and Confidentiality Policies and Procedures which governs the purchase, sale and/or other disposition of the Company's securities, including its Class A Common Stock, by its directors, officers and employees that is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations. A copy of this policy is incorporated by reference as Exhibit 19 to this Annual Report.

Item 11. Executive Compensation

Information concerning executive and director compensation appearing under the captions Compensation Discussion & Analysis and Compensation of Directors, respectively, in the 2026 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management appearing under the caption Security Ownership of Certain Beneficial Owners and Management in the 2026 Proxy Statement is incorporated herein by reference.

Information concerning the common stock that may be issued under the 2014 Equity Incentive Plan (as amended and restated in June 2021) appearing under the caption Equity Compensation Plan Information in the 2026 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence appearing under the captions Transactions with Related Persons, and Director Independence in the 2026 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information concerning principal accounting fees and services appearing under the caption Audit and Non-Audit Fees in the 2026 Proxy Statement is incorporated herein by reference.

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

1.2
Sales Agreement, dated as of November 6, 2025, by and among Centrus Energy Corp., Barclays Capital Inc., Citigroup Global Markets Inc., UBS Securities LLC, Evercore Group L.L.C., B. Riley Securities, Inc., Guggenheim Securities, LLC, MUFG Securities Americas Inc., William Blair & Company, L.L.C., Lake Street Capital Markets, LLC and Northland Securities, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 6, 2025).

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

4.2	Form of Rights Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A filed with the Securities and Exchange Commission on April 7, 2016).

4.3
Form of First Amendment to Section 382 Rights Agreement by and between Centrus Energy Corp., Computershare Trust Company, N.A. and Computershare Inc., to be dated on or about February 7, 2017 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2017).

4.4
Second Amendment to Section 382 Rights Agreement by and between Centrus Energy Corp., Computershare Trust Company, N.A. and Computershare Inc., dated April 3, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2019).

4.5
Third Amendment to the Section 382 Rights Agreement, dated as of April 13, 2020, by and among the Company, Computershare Trust Company N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 14, 2020).

4.6
Fourth Amendment to the Section 382 Rights Agreement, dated as of June 16, 2021, by and among the Company, Computershare Trust Company N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2021).

4.7
Fifth Amendment to the Section 382 Rights Agreement, dated as of June 20, 2023, by and between Centrus Energy Corp., Computershare Trust Company, N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2023).

4.8
Sixth Amendment to the Section 382 Rights Agreement, dated as of May 28, 2024, by and among Centrus Energy Corp., Computershare Trust Company N.A. and Computershare Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on May 28, 2024).

4.9
Indenture, dated November 7, 2024, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2024).

4.10	Form of 2.25% Convertible Senior Note due 2030 (Included in Exhibit 4.9).

4.11
Indenture, dated August 18, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on August 18, 2025).

4.12	Form of 0% Convertible Senior Note due 2032 (Included in Exhibit 4.11).

4.13	Description of the Securities of the Company. (a)

10.1
Lease Agreement between the United States Department of Energy (“DOE”) and United States Enrichment Corporation, dated as of July 1, 1993, including notice of exercise of option to renew (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed with the SEC on June 29, 1998).

10.2
Amendment to Appendix 1 Lease Agreement between DOE and United States Enrichment Corporation for the Gas Centrifuge Enrichment Plant, dated as of May 31, 2019 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 12, 2019).

10.3
Amendment 2 to Appendix 1 Lease Agreement between DOE and United States Enrichment Corporation for the Gas Centrifuge Enrichment Plant, dated as of September 9, 2021, (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed with the SEC on November 12, 2021).

10.4
Amendment 3 to Appendix 1 Lease Agreement between DOE and United States Enrichment Corporation for the Gas Centrifuge Enrichment Plant, dated as of November 30, 2022 (incorporated by reference to Exhibit 10.82 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

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

10.31
Letter Agreement, dated April 7, 2025, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 6, 2025).

10.32
Letter Agreement, dated July 14, 2025, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 6, 2025).

10.33
Letter Agreement, dated October 14, 2025, to the Enriched Product Transitional Supply Contract, dated March 23, 2011, between TENEX, Joint-Stock Company and United States Enrichment Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025).

10.34
Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.77 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015).

10.35	Form of Change in Control Agreement with executive officers (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2013). (b)

10.36
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015). (b)

10.37
Form of Employee Restricted Stock Unit Award Agreement (Performance Based) under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025). (b)

10.38
Amended and Restated Centrus Energy Corp. Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025). (b)

10.39
USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2007, filed with the SEC on February 29, 2008). (b)

10.40
First Amendment, dated August 1, 2008, to USEC Inc. Pension Restoration Plan, as amended and restated, dated November 1, 2007 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 5, 2008). (b)

10.41
Second Amendment dated July 25, 2013 to the USEC Inc. Pension Restoration Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2013). (b)

10.42
USEC Inc. 1999 Supplemental Executive Retirement Plan, as amended and restated, dated November 1, 2010 (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 24, 2011). (b)

10.43
Centrus Energy Corp. Executive Deferred Compensation Plan, as amended and restated (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on August 7, 2015). (b)

10.44
Centrus Energy Corp. 2014 Equity Incentive Plan (as Amended and Restated June 16, 2021) (incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 28, 2021. (b)

10.45
Purchase and Sale Agreement dated April 27, 2018 between Orano Cycle and United States Enrichment Corporation (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on August 9, 2018). (Certain information has been omitted and filed separately, pursuant to confidential treatment under Rule 24b-2).

10.46
First Amendment, dated June 5, 2020, to the Purchase and Sale Agreement, dated April 27, 2018, between Orano Cycle and United States Enrichment Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on August 6, 2020).

10.47
Letter Agreement, dated May 31, 2019 between Centrus Energy Corp. and DOE (certain information has been omitted and filed separately pursuant to confidential treatment under Rule 24b-2) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on August 12, 2019).

10.48
Agreement, dated October 31, 2019, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.59 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 27, 2020).

10.49
Form of Employee Restricted Stock Unit Award Agreement under the Centrus Energy Corp. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025). (b)

10.50
Executive Incentive Plan, dated March 4, 2025 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025). (b)

10.51
Modification 1 to Agreement, dated as of September 25, 2019, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.52
Modification 3 to Agreement, dated as of March 18, 2020, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.53
Modification 4 to Agreement, dated as of June 5, 2020, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.54
Modification 5 to Agreement, dated as of June 17, 2020, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.55
Modification 6 to Agreement, dated as of September 1, 2020, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.56
Modification 7 to Agreement, dated as of February 19, 2021, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.57
Modification 8 to Agreement, dated as of April 7, 2021, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.58
Modification 9 to Agreement, dated as of May 10, 2021, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.59
Modification 10 to Agreement, dated as of August 6, 2021, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.60
Modification 12 to Agreement, dated as of October 19, 2021, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.61
Modification 13 to Agreement, dated as of October 28, 2021, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.62
Modification 14 to Agreement, dated as of December 7, 2021, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.50 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2021).

10.63
Modification 15 to Agreement, dated as of January 26, 2022, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.64
Modification 16 to Agreement, dated as of March 11, 2022, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.65
Modification 17 to Agreement, dated as of March 16, 2022, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.66
Modification 18 to Agreement, dated as April 7, 2022, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.67
Modification 19 to Agreement, dated as of April 25, 2022, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed with the SEC on May 6, 2022).

10.68
Modification 20 to Agreement, dated May 18, 2022, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.69
Modification 21 to Agreement, dated July 7, 2022, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.70
Modification 22 to Agreement, dated July 27, 2022, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.71
Modification 23 to Agreement, dated July 29, 2022, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.72
Modification 24 to Agreement, dated August 1, 2022, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 5, 2022).

10.73
Modification 25 to Agreement, dated September 7, 2022, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022).

10.74
Modification 26 to Agreement, dated October 19, 2022, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on November 9, 2022).

10.75
Modification 27 to Agreement, dated November 28, 2022, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.76
Modification 28 to Agreement, dated January 25, 2023, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.84 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.77
Modification 29 to Agreement, dated February 14, 2023, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.86 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.78
Modification 30 to Agreement, dated March 2, 2023, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.79
Modification 31 to Agreement, dated April 2, 2023, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.80
Agreement, dated November 30, 2022, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.81
Modification 1 to Agreement, dated January 19, 2023, by and between American Centrifuge, LLC and DOE (incorporated by reference to Exhibit 10.85 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 22, 2023).

10.82
Modification 2 to Agreement, dated March 21, 2023, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.83
Modification 3 to Agreement, dated April 3, 2023, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 9, 2023).

10.84
Modification 4 to Agreement, dated September 28, 2023, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023).

10.85
Modification 5 to Agreement, dated October 19, 2023, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on November 8, 2023).

10.86
Modification 6 to Agreement, dated December 23, 2023, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.89 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024).

10.87
Modification 7 to Agreement, dated April 4, 2024, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024).

10.88
Modification 8 to Agreement, dated April 29, 2024, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed with the SEC on May 8, 2024).

10.89
Modification 9 to Agreement, dated May 21, 2024, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 7, 2024).

10.90
Modification 10 to Agreement, dated June 8, 2024, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed with the SEC on August 7, 2024).

10.91
Modification 11 to Agreement, dated August 14, 2024, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed with the SEC on October 29, 2024).

10.92
Modification 12 to Agreement, dated November 4, 2024, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.92 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025).

10.93
Modification 13 to Agreement, dated November 5, 2024, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.93 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025).

10.94
Modification 14 to Agreement, dated December 19, 2024, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.94 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025).

10.95
Modification 15 to Agreement, dated January 2, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025).

10.96
Modification 16 to Agreement, dated January 10, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 7, 2025).

10.97
Modification 17 to Agreement, dated February 19, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025).

10.98
Modification 18 to Agreement, dated March 31, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025).

10.99
Modification 19 to Agreement, dated May 5, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 8, 2025).

10.100
Modification 20 to Agreement, dated June 3, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 6, 2025).

10.101
Modification 21 to Agreement, dated June 13, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 6, 2025).

10.102
Modification 22 to Agreement, dated June 17, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 6, 2025).

10.103
Modification 23 to Agreement, dated June 18, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 6, 2025).

10.104
Modification 24 to Agreement, dated August 14, 2025, by and between American Centrifuge Operating, LLC and DOE (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025).

10.105	Modification 25 to Agreement, dated December 8, 2025, by and between American Centrifuge Operating, LLC and DOE. (a)

10.106	Modification 26 to Agreement, dated January 12, 2026, by and between American Centrifuge Operating, LLC and DOE. (a)

10.107	Executive Incentive Plan, dated March 2, 2023. (a) (b)

10.108
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

10.109
Employment Agreement, dated November 16, 2023 by and between Centrus Energy Corp. and Amir Vexler (incorporated by reference to Exhibit 10.91 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024). (b)

10.110
Centrus Energy Corp. Restricted Stock Unit Award Notice dated January 1, 2024 by and between Centrus Energy Corp. and Amir Vexler (incorporated by reference to Exhibit 10.92 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024). (b)

10.111	Executive Incentive Plan, dated March 11, 2024. (a) (b)

10.112
Waiver and Release effective August 21, 2025 between the Company and Kevin J. Harrill (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025).

10.113
Form of Non-Employee Director Restricted Stock Unit Award Agreement (Annual Retainers and Meeting Fees) under Centrus Energy Corp. 2014 Equity Inventive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025). (b)

10.114
Form of Employee Stock Unit Award Notice under Centrus Energy Corp. 2014 Equity Inventive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, filed with the SEC on November 6, 2025). (b)

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

97
Centrus Energy Corp. Clawback Policy, dated August 3, 2023, related to Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024).

101	Consolidated Financial Statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed in interactive data file (formatted as Inline XBRL). (a)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a) Filed herewith.

(b) Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

February 11, 2026	/s/ Amir V. Vexler
Amir V. Vexler
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2026:

Signature	Title

/s/ Amir V. Vexler	President and Chief Executive Officer (Principal Executive Officer) and Director
Amir V. Vexler

/s/ Todd M. Tinelli	Senior Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Todd M. Tinelli

/s/ Mikel H. Williams	Chairman of the Board and Director
Mikel H. Williams

/s/ Kirkland H. Donald	Director
Kirkland H. Donald

/s/ Tetsuo Iguchi	Director
Tetsuo Iguchi

/s/ Tina W. Jonas	Director
Tina W. Jonas

/s/ William J. Madia	Director
William J. Madia

/s/ Ray A. Rothrock	Director
Ray A. Rothrock

CENTRUS ENERGY CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Centrus Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Centrus Energy Corp. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Valuation Allowance related to Federal Deferred Tax Assets – Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

In 2025, the Company evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on the Company’s federal deferred tax assets. The Company had visibility on a significant portion of revenue in the LEU segment for 2026 through 2030, primarily from its long-term sales contracts. Additionally, the Company’s interest income forecast increased based upon increased liquidity. The Company determined that the positive evidence of increased forecasted future income in the LEU segment based on existing sales backlog and supply contracts along with commodity market forward pricing indicators, and interest outlook supported the release of the federal valuation allowance. However, because of the lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, the Company released $10.2 million of the valuation allowance against its federal net deferred tax assets.

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
February 11, 2026

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Centrus Energy Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Centrus Energy Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
February 11, 2026

CENTRUS ENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,957.2	$671.4
Accounts receivable	30.7	80.0
Inventories	322.9	161.6
Deferred costs associated with deferred revenue	40.9	63.9
Other current assets	11.9	38.3
Total current assets	2,363.6	1,015.2
Property, plant and equipment, net	29.5	9.4
Deposits for financial assurance	2.7	2.6
Intangible assets, net	21.2	29.6
Deferred tax assets, net	21.9	29.3
Other long-term assets	7.0	7.3
Total assets	$2,445.9	$1,093.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$41.6	$38.8
Payables under inventory purchase agreements	18.5	29.5
Inventories owed to customers and suppliers	192.7	16.2
Deferred revenue and advances from customers	131.1	216.4
Short-term inventory loans	38.9	39.8
Current debt	—	6.1
Total current liabilities	422.8	346.8
Long-term debt	1,174.8	472.5
Postretirement health and life benefit obligations	72.2	74.6
Pension benefit liabilities	3.0	4.0
Long-term inventory loans	—	26.2
Other long-term liabilities	8.0	7.9
Total liabilities	1,680.8	932.0
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 18,945,365 and 16,045,916 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1.9	1.6
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of December 31, 2025 and 2024	0.1	0.1
Excess of capital over par value	762.3	236.5
Retained earnings (accumulated deficit)	1.5	(76.3)
Accumulated other comprehensive loss	(0.7)	(0.5)
Total stockholders’ equity	765.1	161.4
Total liabilities and stockholders’ equity	$2,445.9	$1,093.4

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in millions, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Separative work units	$298.7	$246.8	$208.2
Uranium	47.5	103.1	60.8
Technical solutions	102.5	92.1	51.2
Total revenue	448.7	442.0	320.2
Cost of Sales:
Separative work units and uranium	234.7	256.0	163.9
Technical solutions	96.5	74.5	44.2
Total cost of sales	331.2	330.5	208.1
Gross profit	117.5	111.5	112.1
Advanced technology costs	16.9	17.2	14.2
Selling, general and administrative	36.2	35.0	36.9
Equity-related compensation	5.8	1.5	2.3
Amortization of intangible assets	8.4	9.8	6.3
Operating income	50.2	48.0	52.4
Nonoperating components of net periodic benefit loss (income)	6.8	(14.7)	(23.2)
Interest expense	14.0	2.7	1.3
Investment income	(44.7)	(12.9)	(8.7)
Extinguishment of long-term debt	(11.8)	—	—
Other income, net	—	(0.1)	(1.5)
Income before income taxes	85.9	73.0	84.5
Income tax expense (benefit)	8.1	(0.2)	0.1
Net income and comprehensive income	77.8	73.2	84.4

Net income per share:
Basic	$4.33	$4.49	$5.55
Diluted	$3.90	$4.47	$5.44
Average number of common shares outstanding (in thousands):
Basic	17,967	16,309	15,212
Diluted	19,925	16,373	15,501

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
OPERATING
Net income	$77.8	$73.2	$84.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9.9	10.8	7.1
Accrued loss on long-term contract	—	—	(20.0)
Deferred tax assets	7.4	(0.7)	(1.6)
Loss (gain) on remeasurement of retirement benefit plans, net	2.9	(17.3)	(24.6)
Revaluation of inventory borrowing	3.6	2.1	7.4
Gain on extinguishment of 8.25% Notes	(11.8)	—	—
Equity-related compensation	5.8	1.5	2.3
Amortization of debt issuance costs and discount	3.4	0.3	—
Other reconciling adjustments, net	0.1	(0.2)	(1.6)
Changes in operating assets and liabilities:
Accounts receivable	49.2	(30.5)	(11.3)
Inventories	(230.0)	101.0	(83.8)
Inventories owed to customers and suppliers	176.5	(68.1)	23.5
Other current assets	2.2	2.4	14.9
Payables under inventory purchase agreements	(11.0)	(12.4)	(1.7)
Deferred revenue and advances from customers, net of deferred costs	(29.5)	(15.1)	12.1
Accounts payable and other liabilities	0.4	(1.4)	8.5
Pension and postretirement liabilities	(5.7)	(8.3)	(5.7)
Other changes, net	(0.2)	(0.3)	(0.8)
Cash provided by operating activities	51.0	37.0	9.1

INVESTING
Capital expenditures	(19.7)	(4.1)	(1.6)
Cash used in investing activities	(19.7)	(4.1)	(1.6)

FINANCING
Proceeds from the issuance of common stock, net	523.7	54.7	23.2
Proceeds from the issuance of 0% and 2.25% Convertible Senior Notes, net	782.4	388.7	—
Payment of interest classified as debt	(3.5)	(6.1)	(6.1)
Payment of principal to redeem 8.25% Notes	(74.3)	—	—
Exercise of stock options	—	0.4	—
Common stock withheld for tax obligations under equity-related compensation plan	(3.4)	(0.6)	(3.0)
Other	—	—	(0.2)
Cash provided by financing activities	1,224.9	437.1	13.9

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	0.2	—

Increase in cash, cash equivalents and restricted cash	1,256.1	470.2	21.4
Cash, cash equivalents and restricted cash, beginning of year (Note 3)	704.0	233.8	212.4
Cash, cash equivalents and restricted cash, end of year (Note 3)	$1,960.1	$704.0	$233.8

	Year Ended December 31,
	2025	2024	2023

Supplemental cash flow information:
Cash paid for interest	$8.9	$—	$—
Cash paid for income taxes
Federal	$—	$—	$—
State	$0.7	$0.7	$—
Foreign	$—	$—	$—

Cash paid for income taxes (net of refunds received) exceeding five percent of total cash paid for incomes taxes (net of refunds received) in the following jurisdictions:
State:
Maryland	$0.7	$0.5	$—
New York	$—	$0.2	$—
Total	$0.7	$0.7	$—

Non-cash activities:
Property, plant and equipment included in accounts payable and accrued liabilities	$2.0	$0.2	$0.9
Equity-related transaction costs included in accounts payable and accrued liabilities	$0.2	$—	$—
Adjustment to right to use lease assets from lease modification	$1.3	$—	$(4.2)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2022	$—	$1.4	$0.1	$158.1	$(233.9)	$0.2	$(74.1)

Net income	—	—	—	—	84.4	—	84.4
Issuance of common stock	—	0.1	—	23.1	—	—	23.2
Equity-related compensation shares withheld for employee taxes	—	—	—	(3.0)	—	—	(3.0)
Other comprehensive loss (net of tax)	—	—	—	—	—	(0.5)	(0.5)
Equity-related compensation	—	—	—	2.3	—	—	2.3
Balance at December 31, 2023	$—	$1.5	$0.1	$180.5	$(149.5)	$(0.3)	$32.3

Net income	—	—	—	—	73.2	—	73.2
Issuance of common stock	—	0.1	—	55.1	—	—	55.2
Equity-related compensation shares withheld for employee taxes	—	—	—	(0.6)	—	—	(0.6)
Other comprehensive loss (net of tax)	—	—	—	—	—	(0.2)	(0.2)
Equity-related compensation	—	—	—	1.5	—	—	1.5
Balance at December 31, 2024	$—	$1.6	$0.1	$236.5	$(76.3)	$(0.5)	$161.4

Net income	—	—	—	—	77.8	—	77.8
Issuance of common stock	—	0.3	—	523.4	—	—	523.7
Equity-related compensation shares withheld for employee taxes	—	—	—	(3.4)	—	—	(3.4)
Other comprehensive loss (net of tax)	—	—	—	—	—	(0.2)	(0.2)
Equity-related compensation	—	—	—	5.8	—	—	5.8
Balance at December 31, 2025	$—	$1.9	$0.1	$762.3	$1.5	$(0.7)	$765.1

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

Inventories owed to customers and suppliers, included in current liabilities, consist primarily of SWU and uranium inventories owed to fabricators. Fabricators process LEU into fuel for use in nuclear reactors. As delivery obligations under actual customer orders arise, Centrus typically satisfies these obligations by arranging for the transfer to the customer of title to the specified quantity of LEU at the fabricator. Centrus’ balances of SWU and uranium may vary over time based on the timing of customer orders and Centrus’ delivery of LEU. Balances can be positive or negative based on Centrus’ contractual agreements with the fabricators. In cases where the transfer of title of LEU from Centrus to the customer results in quantities of SWU and uranium being owed by Centrus to the fabricator, the amounts of SWU and uranium owed to fabricators are satisfied as future deliveries of LEU to fabricators are made.

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

Intangible Assets

Centrus has intangible assets resulting from fresh start accounting as a result of emergence from Chapter 11 bankruptcy on September 30, 2014. The identifiable intangible assets relate to the sales backlog and customer relationships. The backlog intangible asset is amortized as the backlog valued at emergence is reduced, principally as a result of deliveries to customers. The customer relationships intangible asset is amortized using the straight-line method over the estimated average useful life of 15 years, with 3 ¾ years of scheduled amortization remaining. Refer also to Carrying Value of Long-Lived Assets below.

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

Pursuant to accounting standards, Centrus’ 0% Convertible Notes due August 2032 and 2.25% Convertible Notes due November 2030 are recorded at face value and carrying value respectively, and the fair value is disclosed. Centrus’ 8.25% Notes due February 2027 were recorded at face value and carrying value respectively, and the fair value as of December 31, 2024 is disclosed. The 8.25% Notes were redeemed on March 26, 2025. The estimated fair value of the 0% Convertible Notes, 2.25% Convertible Notes and 8.25% Notes are based on bid/ask quotes as of or near the balance sheet date. Debt issuance costs are deferred and amortized over the life of the instrument.

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

In May 2024, the U.S. passed the Import Ban Act that bans imports of LEU from Russia into the U.S., subject to the issuance of waivers by the DOE. Centrus has received three waivers from the DOE authorizing the importation of Russian LEU committed for delivery to our U.S. and foreign customers through 2027 and authorizing the importation of Russian LEU for processing and reexport to our foreign customers in 2025. On November 14, 2024, Russia passed the Russian Decree, effective through December 31, 2027, that rescinded TENEX’s general license to export LEU to the United States or to entities registered in the United States. Beginning in November 2024, TENEX was required to obtain a specific export license from the Russian authorities in order for it to make shipments of LEU to Centrus and for shipments to Centrus through 2027. Except for the initial delay, TENEX has received specific licenses to satisfy shipments to Centrus in the regular course of business. However, Centrus has been informed that there is no certainty whether such licenses will be issued by the Russian authorities and if issued, whether they will be issued in a timely manner or rescinded prior to the shipment taking place. Canada has imposed sanctions on ocean transportation of Russian LEU, but has given a permit to the Company’s carrier that extends to March 2027. Additional sanctions or other restrictions by the U.S. or foreign governments (including the Russian government) could be imposed or the existing Canadian permit might not be extended. Any sanctions or restrictions directed at trade in LEU from Russia or the parties involved in such trade or otherwise, including denial or non-renewal of licenses or permits, could interfere with, or prevent, implementation of the TENEX Supply Contract.

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

The Company has multiple sources of supply; however, the supply contract with TENEX remains the Company’s largest source and accounts for well over one-half of its anticipated supply in 2026-2027 for deliveries to U.S. customers. The Company has contracts and prospects for alternative sources that it expects to use to mitigate a portion of the near term impacts. However, the Company’s alternative sources are not sufficient to replace all of the Russian LEU the Company is currently permitted to import under the RSA, and to the extent additional supply cannot be obtained, or obtained at a higher costs, it will have a material adverse impact on its business, results of operations, and competitive position.

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

Related Party

The Company had an At Market Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. and Lake Street Capital Markets, LLC, relating to an ATM offering of shares of the Company’s Class A Common Stock. Mr. Williams, Chairman of the Centrus Board of Directors, also served on the board of B. Riley Financial, Inc. Mr. Williams recused himself and took no part in the selection of B. Riley or the negotiation of the terms of the Sales Agreement.

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

SWU and Uranium Revenue

Revenue for the Company’s LEU segment is derived from sales of the SWU component of LEU, sales of both the SWU and uranium components of LEU, sales of conversion credits, and sales of UF6 and U3O8. Contracts with customers are primarily medium and long-term, fixed-commitment, contracts under which its customers are obligated to purchase a specified quantity of the SWU component of LEU or the SWU and uranium components of LEU. The Company’s contracts for UF6 and U3O8 are generally shorter-term, fixed-commitment contracts.

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

Pension and Postretirement Health and Life Benefit Plans

The Company provides retirement benefits to certain employees and retirees under defined benefit pension plans and a postretirement health and life benefit plan. The valuation of benefit obligations and costs is based on provisions of the plans and actuarial assumptions that involve judgments and estimates. Plan assets and benefit obligations are remeasured each year as of the balance sheet date, or when lump sum payments exceed certain levels, resulting in differences between actual and projected results. The Company has elected to recognize these actuarial gains and losses immediately in the statement of operations to provide transparency regarding the impacts of changes in plan assets and benefit obligations.

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

Equity-Based Compensation

Centrus has an equity-based compensation plan which authorizes the issuance of common stock to the Company’s employees, officers, directors, and other individuals providing services to the Company or its affiliates in the form of stock options, SARs, restricted stock units (“RSU”), restricted stock, notional stock units, performance awards, dividend equivalent rights, and other equity-based awards, as well as cash-based awards.

Equity-based compensation cost for options, restricted stock, and other equity-settled awards are measured at the grant date based on the fair value of the award. The cost is recognized over the requisite service period on a straight-line basis over the vesting period.

Equity-based compensation cost for awards likely to be settled with cash payments is recognized over the requisite service period and accrued as a liability and re-measured each reporting period based on the trading price of the Company’s common stock.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities, to establish authoritative guidance on the accounting for government grants received by business entities. The amendments in this pronouncement establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). This pronouncement is effective for annual reporting periods beginning after December 15, 2028, and for interim periods within those annual periods, and early adoption is permitted. The Company is evaluating the impact this will have on its Consolidated Financial Statements.

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Revenue for the LEU segment is derived from the sales of the SWU component of LEU, from sales of both the SWU and uranium components, and from sales of UF6 , U3O8 and uranium conversion, to electric utility customers and other nuclear fuel related companies. Technical Solutions revenue is derived from advanced manufacturing and other technical services provided to the U.S. government and private sector customers.

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

Under the terms of certain contracts with customers in the LEU segment, the Company will accept payment for SWU in the form of uranium. Revenue from the sale of SWU under such contracts is recognized at the time LEU is delivered and is based on the fair value of the uranium at contract inception, or as the quantity of uranium is finalized, if variable. For the year ended December 31, 2025, 2024, and 2023, respectively, SWU revenue of $32.8 million, $30.2 million, and $14.8 million was recognized under such contracts based on the fair market value of uranium acquired in exchange for SWU delivered. Uranium received from customers as advance payments for the future sales of SWU totaled $0 and $32.8 million as of December 31, 2025, and 2024, respectively. The advance payments are included in either Deferred Revenue and Advances from Customers, Current or Advances from Customers, Noncurrent, based on the anticipated SWU sales period.

Disaggregation of Revenue

The following table presents SWU and uranium revenue disaggregated by geographical region, including foreign countries representing 10% or more of revenue, based on the billing addresses of customers (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$232.8	$161.3	$230.4
Foreign:
Japan	102.7	117.2	23.6
Netherlands	—	42.4	—
Other	10.7	29.0	15.0
Total foreign	113.4	188.6	38.6
Revenue - SWU and uranium	$346.2	$349.9	$269.0

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

The Company’s work on HALEU began under the HALEU Demonstration Contract, executed with the DOE in 2019, to construct a cascade of 16 centrifuges to demonstrate production of HALEU for advanced reactors. The DOE reimbursed the Company for 80% of its costs incurred in performing the contract. The DOE has funded the contract up to $173.0 million with a period of performance that ended November 30, 2022. The Company recorded revenue up to the funded amount of $173.0 million and received aggregate cash payments under the HALEU Demonstration Contract of $171.2 million through December 31, 2025.

On November 10, 2022, the DOE awarded the HALEU Operation Contract to the Company with a base contract value of approximately $150.0 million in two phases through 2024. Phase 1 included an approximately $30.0 million cost-share contribution from Centrus matched by approximately $30.0 million from the DOE to complete construction of the cascade, begin operations and produce the initial 20 kilograms of HALEU UF6. On November 7, 2023, the Company made its first contractual delivery of HALEU to the DOE, completing Phase 1.

During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 for one production year, as well as continued operations and maintenance of the cascade. Phase 2 included an initial contract value of $90.0 million and compensation on a cost-plus-incentive-fee basis. The DOE owns the HALEU produced from the demonstration cascade. The HALEU Operation Contract also gives DOE the ability to exercise three optional periods to contract for up to nine additional years of production from the cascade beyond the base contract; those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

On September 28, 2023, the DOE modified the HALEU Operation Contract to incorporate additional scope for infrastructure and facility repairs, and costs associated with 5B Cylinder refurbishment, for an estimated additional contract value of $5.8 million, without a cost-share provision. As of December 31, 2025, DOE was obligated for costs up to the contract value of $8.8 million for the additional scope work. The DOE modified the HALEU Operation Contract and increased funding in January 2026 and is now obligated for costs up to the current contract value of $9.7 million. Under the HALEU Operation Contract, DOE is contractually obligated to provide the 5B Cylinders necessary to collect the output of the cascade, but supply chain challenges created difficulties for DOE in securing enough 5B Cylinders for the entire Phase 2 production year. During time periods when 5B Cylinders were insufficient, the Company was not able to produce HALEU as it did not have 5B Cylinders to store the enriched uranium. Due to these delays, Centrus was unable to achieve contractual delivery of the 900 kilograms of HALEU UF6 by November 2024, which was the date set for the end of Phase 2 performance. On November 5, 2024, the HALEU Operation Contract was modified to extend the Phase 2 period of performance to June 30, 2025, which allowed the Company to produce and contractually deliver the Phase 2 production target of 900 kilograms of HALEU to DOE. The DOE further extended the Phase 2 period of performance through January 31, 2026, to allow the Company to complete outstanding change orders. As of December 31, 2025, the total Phase 2 contract value and funded value is $170.1 million. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE amended the HALEU Operation Contract to divide the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. The DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of December 31, 2025, Option 1a was funded for the contract value of $108.2 million. Additionally, the amendment acknowledged that the estimated cost associated with Option 1b is insufficient to support full performance due to known cost increases since the award of the HALEU Operation Contract and indicated that the Company will need to submit a revised cost proposal for review and negotiation prior to DOE’s consideration of Option 1b.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The HALEU Operation Contract is incrementally funded and DOE was obligated for costs up to approximately $316.2 million of the $316.6 million estimated transaction price for Phases 1, Phase 2, and the additional scope work as of December 31, 2025. The DOE modified the HALEU Operation Contract in January 2026 and is now obligated for costs up to approximately $317.0 million of the $317.4 million. The Company has received aggregate cash payments under the HALEU Operation Contract of $225.3 million through December 31, 2025.

The Company does not currently have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

On January 5, 2026, the DOE announced that ACO was awarded a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The award also includes options, at the DOE’s discretion, for up to $170.0 million to produce and deliver HALEU to the DOE. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded.

Remaining Performance Obligations

The Company’s remaining performance obligations represent the aggregate amount of the total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were $0.6 billion and $0.8 billion as of December 31, 2025 and 2024, respectively, and extend to 2030.

The remaining performance obligations in the LEU segment primarily related to medium and long-term contracts with fixed commitments, were approximately $0.6 billion and $0.7 billion as of December 31, 2025 and 2024, respectively, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and includes approximately $131.1 million and $216.4 million of Deferred Revenue and Advances from Customers as of December 31, 2025 and 2024, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of their fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $79.1 million and $28.0 million as of December 31, 2025 and 2024, respectively, and extend to 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

Accounts Receivable

The following table presents the components of accounts receivable (in millions):

	December 31,
	2025	2024
	(in millions)
Accounts receivable:
Billed	$19.9	$69.8
Unbilled *	10.8	10.2
Accounts receivable	$30.7	$80.0

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	December 31,
	2025	2024	Change
Deferred revenue - current	$131.1	$183.6	$(52.5)
Advances from customers - current	$—	$32.8	$(32.8)

Deferred sales and advances from customers totaled $17.3 million and $16.9 million in the year ended December 31, 2025, and 2024, respectively. Previously deferred sales and advances from customers recognized in revenue totaled $102.6 million and $117.2 million in the year ended December 31, 2025, and 2024, respectively.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Consolidated Balance Sheets to amounts on the Consolidated Statements of Cash Flows (in millions):

	December 31,
	2025	2024
Cash and cash equivalents	$1,957.2	$671.4
Deposits for financial assurance - current (a)	0.2	30.0
Deposits for financial assurance - noncurrent	2.7	2.6
Total cash, cash equivalents and restricted cash	$1,960.1	$704.0

(a) Deposits for financial assurance - current is included within Other Current Assets in the Consolidated Balance Sheets.

The Company has $0.1 million and $0.5 million denominated in euros as of December 31, 2025 and 2024, respectively, and recorded $0.1 million in transaction losses, $0.2 million in transaction gains, and less than $0.1 million in transaction losses in the year ended December 31, 2025, 2024, and 2023, respectively.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	December 31, 2025		December 31, 2024
	Current	Long-Term	Current	Long-Term
Collateral for Inventory Loans	$—	$—	$29.8	$—
Workers’ Compensation	—	2.6	—	2.5
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$2.7	$30.0	$2.6

In 2022, the Company entered into three inventory loans which required a cash deposit into an escrow fund (see Note 4, Inventories). In March 2025, the Company repaid two of the three inventory loans and, in May 2025, received $18.6 million of restricted cash which was released from escrow. In June 2025, the Company repaid the last of the three inventory loans and, in July 2025, received $11.2 million of restricted cash which was released from escrow (see Note 4, Inventories).

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

	December 31, 2025			December 31, 2024
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net

Separative work units	$21.1	$17.8	$3.3	$5.0	$2.5	$2.5
Uranium	301.8	174.9	126.9	156.6	13.7	142.9
Total	$322.9	$192.7	$130.2	$161.6	$16.2	$145.4

(a)This includes inventories owed to suppliers for advances of uranium.

Inventories are valued at the lower of cost or NRV.

The Company may borrow SWU or uranium from customers or suppliers, in which case the Company will record the borrowed SWU and/or uranium and the related liability using a projected and forecasted purchase price over the borrowing period.

In 2022 the Company borrowed SWU which was recorded to inventory at a value of $28.3 million, which reflected the anticipated sourcing of inventory for repayment at the date of acquisition. In March 2023, the Company borrowed UF6 which was recorded to inventory at a value of $22.5 million, based on the estimated fair market value of the UF6 inventory on the date of borrowing.

In 2025, 2024, and 2023 the Company repaid SWU inventory borrowed from customers valued at $39.7 million, $13.6 million, and $11.1 million, respectively. Of the total repayments made in 2025, the Company repaid $38.8 million of SWU inventory loans by utilizing advances of SWU from the fabricator under an existing optimization agreement. The majority of repayments made in 2025 utilized SWU advances from a fabricator under an existing optimization agreement. In 2025, the Company also repaid borrowed UF6 valued at $29.8 million.

The Company performs quarterly revaluations of the Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in an increase to the related liability of $3.6 million, $2.1 million, and $7.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

5. PROPERTY, PLANT AND EQUIPMENT, NET

A summary of changes in property, plant and equipment follows (in millions):

	December 31, 2024	Additions / (Depreciation)	December 31, 2025

Land	$1.2	$—	$1.2
Buildings and leasehold improvements	5.6	1.2	6.8
Machinery and equipment	5.0	1.6	6.6
Construction in progress	2.9	18.7	21.6
Property, plant and equipment, gross	14.7	21.5	36.2
Accumulated depreciation	(5.3)	(1.4)	(6.7)
Property, plant and equipment, net	$9.4	$20.1	$29.5

Depreciation expense was $1.4 million in 2025, $1.0 million in 2024 and $0.7 million in 2023.

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

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$50.6	$4.0	$54.6	$46.8	$7.8
Customer relationships	68.9	51.7	17.2	68.9	47.1	21.8
Total	$123.5	$102.3	$21.2	$123.5	$93.9	$29.6

The amount of amortization expense for intangible assets in each of the succeeding years is estimated to be as follows (in millions):

2026	$6.1
2027	5.8
2028	5.9
2029	3.4
2030	—
Thereafter	—
Total	$21.2

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Components of accounts payable and accrued liabilities follow (in millions):

	December 31,
	2025	2024

Trade payables	$10.0	$5.8
Compensation and employee benefits	16.6	19.9
Postretirement health and life benefit obligations - current	9.2	9.5
Accrued interest on 2.25% Convertible Notes	1.5	1.3
Operating lease liability	1.5	1.4
Other accrued liabilities	2.8	0.9
Total accounts payable and accrued liabilities	$41.6	$38.8

8. DEBT

As of December 31, 2025, future principal payments for our total long-term debt were as follows (in millions):

2026	$—
2027	—
2028	—
2029	—
2030	402.5
Thereafter	805.0
Total	$1,207.5

A summary of debt follows (in millions):

		December 31, 2025		December 31, 2024
	Maturity	Current	Long-Term	Current	Long-Term

8.25% Notes:	Feb. 2027
Principal		$—	$—	$—	$74.3
Interest		—	—	6.1	9.2
2.25% Convertible Notes:	Nov. 2030
Principal		—	402.5	—	402.5
0% Convertible Notes:	Aug. 2032
Principal		—	805.0	—	—
Total		$—	$1,207.5	$6.1	$486.0

A summary of interest expense and amortization of debt issuance costs is as follows (in millions):

	2025	2024	2023

Contractual interest expense	$9.1	$1.3	$—
Amortization of debt issuance costs and discount	3.4	0.3	—
Total interest expense on debt	$12.5	$1.6	$—

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

0% Convertible Notes

On August 18, 2025, the Company issued, in a Rule 144A offering, the 0% Convertible Notes with an aggregate principal amount of $805.0 million, due August 15, 2032, unless earlier repurchased, redeemed or converted. The proceeds from the 0% Convertible Notes will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes. There are no required principal payments prior to the maturity of the 0% Convertible Notes. The 0% Convertible Notes will not bear regular interest and the principal amount will not accrete. The Company incurred approximately $22.5 million in issuance costs related to the issuance of the 0% Convertible Notes. The carrying amount of the 0% Convertible Notes as of December 31, 2025 is $783.7 million, which includes the remaining principal outstanding of $805.0 million, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $21.3 million.

Conversion Rights

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

Beginning on May 15, 2032, noteholders may convert the 0% Convertible Notes at any time at their election until the close of business on the second business day immediately before the maturity date. The Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of notes to be converted, and by issuing shares of its Class A Common Stock or a combination of cash and shares of its Class A Common Stock, at its election for the incremental value. The initial conversion rate is 4.3551 shares of Class A Common Stock per $1,000 principal amount of the notes, representing an initial conversion price of approximately $229.62 per share of Class A Common Stock. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, make-whole fundamental change and certain stockholder distributions.

Repurchase Rights

Beginning on August 20, 2029, the Company may redeem for cash all or any portion of the 0% Convertible Notes, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice.

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

Accounting for the 0% Convertible Notes

The debt issuance costs are being amortized to interest expense over the term of the 0% Convertible Notes at an effective interest rate of 0.41%. The remaining term of the 0% Convertible Notes is 6.6 years as of December 31, 2025.

2.25% Convertible Notes

On November 7, 2024, the Company issued, in a Rule 144A offering, the 2.25% Convertible Notes with an aggregate principal amount of $402.5 million, due November 1, 2030, unless earlier repurchased, redeemed or converted. The proceeds from the 2.25% Convertible Notes will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes. There are no required principal payments prior to the maturity of the 2.25% Convertible Notes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on May 1, 2025. The Company incurred approximately $13.8 million in issuance costs related to the issuance of the 2.25% Convertible Notes. The carrying amount of the 2.25% Convertible Notes as of December 31, 2025 is $391.2 million, and included the remaining principal outstanding of $402.5 million, net of total unamortized debt discounts and premiums, and deferred debt issuance costs of $11.3 million.

Conversion Rights

Before August 1, 2030, noteholders may convert the 2.25% Convertible Notes in any of the following circumstances:

•during the Measurement Period, in which the trading price per $1,000 principal amount of the 2.25% Convertible Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price per share of Company’s Class A Common Stock on such trading day and the conversion rate on each such trading day; or
•during any fiscal quarter commencing after the fiscal quarter ending on December 31, 2024, if the last reported sale price per share of the Company’s Class A Common Stock is greater than or equal to 130% of the conversion price for each of at least twenty trading days (whether or not consecutive) during the thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; or
•upon the occurrence of certain corporate events or distributions on the Company’s Class A Common Stock; or
•if the Company calls such notes for redemption, then the noteholder of any note may convert such note at any time before the close of business on the second scheduled trading day immediately before the related redemption date.

Beginning on August 1, 2030, noteholders may convert the 2.25% Convertible Notes at any time at their election until the close of business on the business day immediately before the maturity date. The Company will satisfy its conversion obligations by paying cash up to the aggregate principal amount of notes to be converted, and by issuing shares of its Class A Common Stock or a combination of cash and shares of its Class A Common Stock, at its election for the incremental value. The initial conversion rate is 10.2564 shares of Class A Common Stock per $1,000 principal amount of the notes, representing an initial conversion price of approximately $97.50 per share of Class A Common Stock. The conversion rate will be adjusted upon the occurrence of certain events, including spin-offs, tender offers, exchange offers, make-whole fundamental change and certain stockholder distributions.

Repurchase Rights

Beginning on November 8, 2027, the Company may redeem for cash all or any portion of the 2.25% Convertible Notes, at a repurchase price equal to 100% of the principal amount, plus accrued and unpaid interest, if the last reported sale price per share of the Company’s Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a redemption notice.

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

Accounting for the 2.25% Convertible Notes

The debt issuance costs are being amortized to interest expense over the term of the 2.25% Convertible Notes at an effective interest rate of 2.87%. The remaining term of the 2.25% Convertible Notes is 4.8 years as of December 31, 2025.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, plus accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt. As of December 31, 2025, none of the 8.25% Notes remained outstanding.

Interest on the 8.25% Notes was payable semi-annually in arrears as of February 28 and August 31 based on a 360-day year consisting of twelve 30-day months. The 8.25% Notes were issued in connection with a troubled debt restructuring, therefore, all future interest payment obligations on the 8.25% Notes were included in the carrying value of the 8.25% Notes. As a result, interest payments were reported as a reduction in the carrying value of the 8.25% Notes and not as interest expense. As of December 31, 2025, and December 31, 2024, $0 and $6.1 million, respectively, of interest was recorded as current and classified as Current Debt in the Consolidated Balance Sheet.

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

Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. Lease assets exclude lease incentives. Lease terms reflect options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The depreciable life of lease assets and leasehold improvements is limited by the expected lease term. The weighted-average remaining lease term was 1.6 years and 2.2 years at December 31, 2025 and 2024, respectively, with maturity dates ranging from June 2027 to September 2027 at December 31, 2025 and from December 2025 to September 2027 at December 31, 2024. The weighted-average discount rate was 11.0% and 11.7% at December 31, 2025 and 2024, respectively. Lease expense primarily related to operating leases and totaled expense of $0.8 million, expense of $0.8 million, and a credit of $0.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. Lease expense for the years ended December 31, 2025, 2024, and 2023, was net of DOE credits in the amount of $0.9 million, $0.9 million, and $1.5 million, respectively, for the true-up of prior years’ lease expenses. Other amounts related to short-term lease expense were insignificant. Operating lease expense is included in Cost of Sales, Selling, General and Administrative Expenses, and Advance Technology Costs on the Statement of Operations. Cash paid for operating leases included in operating cash flows was $1.9 million, $1.9 million, and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company leases facilities and related personal property near Piketon, Ohio from the DOE under an agreement which is classified as an operating lease. In November 2022, in connection with the award of the HALEU Operation Contract, the Company remeasured the lease asset and liability through the lease expiration date of December 31, 2025, and recorded an additional $6.6 million in lease assets and liabilities. In November 2022, the lease was further amended to provide that any facilities, centrifuges or other equipment constructed or installed under contract with the DOE will be owned by the DOE and may be returned to the DOE in an “as is” condition at the end of the lease term, and the DOE would assume all responsibility for D&D. In January 2023, in connection with the revision of estimated facility costs, the Company remeasured the lease asset and liability through the lease expiration date of December 31, 2025, and recorded an adjustment to reduce the lease assets and liabilities by $4.2 million. In June 2025, in connection with DOE’s exercise of Option 1a of Phase 3 of the HALEU Operation Contract, the lease term was further extended to June 30, 2027. The Company remeasured the lease asset and liability through the new lease expiration date, and recorded an adjustment to increase the lease assets and liabilities by $1.3 million.

Operating Lease Assets and Liabilities

The table below presents the lease-related assets and liabilities for operating leases recorded on the Consolidated Balance Sheets (in millions).

	December 31,
	2025	2024	Classification on the Balance Sheet

Lease assets	$1.8	$1.6	Other long-term assets

Lease liabilities:
Current	$1.5	$1.4	Accounts payable and accrued liabilities
Noncurrent	1.0	1.2	Other long-term liabilities
Total lease liabilities	$2.5	$2.6

Maturity of Operating Lease Liabilities

The table below reconciles undiscounted payments for operating leases with terms greater than 12 months to the operating lease liabilities recorded on the balance sheet as of December 31, 2025 (in millions).

2026	$1.9
2027	1.3
2028	—
2029	—
2030	—
Thereafter	—
Total undiscounted lease payments	3.2
Less imputed interest	(0.7)
Total lease liabilities	$2.5

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,957.2	$—	$—	$1,957.2	$671.4	$—	$—	$671.4
Deferred compensation asset (a)	0.5	—	—	0.5	0.4	—	—	0.4

Liabilities:
Deferred compensation obligation (a)	$0.5	$—	$—	$0.5	$0.4	$—	$—	$0.4

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

Other Financial Instruments

As of December 31, 2025, and 2024, the Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt are as follows (in millions):

	December 31, 2025			December 31, 2024
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)

8.25% Notes	$—	(b)	$—	$89.6	(b)	$73.6
2.25% Convertible Notes	$391.2	(c)	$1,080.4	$389.0	(c)	$403.8
0% Convertible Notes	$783.7	(d)	$1,089.8	$—	(d)	$—
(a) Estimated fair value is based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs.
(b)    The carrying value of the 8.25% Notes consisted of the principal balance of $0 and $74.3 million as of December 31, 2025 and December 31, 2024, respectively, and the sum of current and noncurrent interest payment obligations until maturity. Refer to Note 8, Debt.
(c)The carrying value of the 2.25% Convertible Notes was net of $11.3 million and $13.5 million of unamortized debt issuance costs as of December 31, 2025 and December 31, 2024, respectively. Refer to Note 8, Debt.
(d)The carrying value of the 0% Convertible Notes was net of $21.3 million and $0 of unamortized debt issuance costs as of December 31, 2025 and December 31, 2024, respectively. Refer to Note 8, Debt.

11. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees under one qualified defined benefit pension plan, one postretirement health and life benefit plan and two disqualified plans. Until December 31, 2024 the Company provided retirement benefits under two qualified defined benefit pension plans. Effective December 31, 2024, the Company merged its two qualified defined benefit pension plans in order to achieve financial and administrative efficiencies. Actuarial gains and losses of the merged plan are being amortized over the average remaining life expectancy of participants. There are approximately 300 employees, retirees, and beneficiaries covered by qualified defined benefit pension plans providing retirement benefits based on compensation and years of service. Within the postretirement health and life benefit plan, approximately 1,900 beneficiaries have elected medical benefits, 300 beneficiaries have elected dental benefits, and 2,300 have elected life insurance benefits. The DOE retained the obligation for postretirement health and life benefits for workers who retired prior to July 28, 1998. Pursuant to non-qualified supplemental pension plans, Centrus provides certain executive officers additional retirement benefits in excess of qualified plan limits imposed by tax law based on a targeted benefit objective. Employees hired on or after September 1, 2008, who are not covered by a collective bargaining agreement that provides for participation do not participate in the qualified defined benefit pension plan or postretirement health and life benefit plans.

Changes in the projected benefit obligations and plan assets and the funded status of the plans follow:

	Defined Benefit Pension Plans		Postretirement Health and Life Benefit Plans
(in millions)	Year Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Changes in Benefit Obligations:
Obligations at beginning of period	$30.6	$308.2	$84.1	$91.3
Actuarial losses (gains), net	0.9	(21.9)	2.5	—
Service costs	0.4	2.1	—	—
Interest costs	1.7	7.6	4.5	4.5
Benefits paid from plan assets	(1.9)	(24.6)	(9.7)	(11.7)
Benefits paid from Company assets	—	(0.4)	—	—
Settlements	—	(238.8)	—	—
Administrative expenses paid	(0.7)	(1.6)	—	—
Obligations at end of period	31.0	30.6	81.4	84.1
Changes in Plan Assets:
Fair value of plan assets at beginning of period	31.0	290.5	—	—
Actual return on plan assets	2.4	5.3	—	—
Company contributions	0.5	0.6	9.7	11.7
Benefits paid	(1.9)	(25.0)	(9.7)	(11.7)
Settlements	—	(238.8)	—	—
Administrative expenses paid	(0.7)	(1.6)	—	—
Fair value of plan assets at end of period	31.3	31.0	—	—
Funded (Unfunded) status at end of period	$0.3	$0.4	$(81.4)	$(84.1)

Amounts recognized in assets and liabilities:
Noncurrent assets	$4.6	$4.8	$—	$—
Current liabilities	(1.3)	(0.4)	(9.2)	(9.5)
Noncurrent liabilities	(3.0)	(4.0)	(72.2)	(74.6)
	$0.3	$0.4	$(81.4)	$(84.1)
Amounts in accumulated other comprehensive income (loss), pre-tax:
Prior service credit	$0.1	$—	$(1.6)	$(1.7)

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

The defined benefit pension plan currently allows for a lump sum payment option to (a) active employees who are terminated as a result of Company reductions in force and (b) terminated vested participants who have not yet begun receiving their benefits and have been terminated as a result of a reduction in force by the Company, or as a result of voluntary termination or involuntary termination, other than involuntary termination as a termination for cause.

On October 12, 2023, the Company entered into an agreement with an insurer for one of its defined benefit plans to purchase a group annuity contract and transferred approximately $186.5 million of its pension plan obligations to the insurer. The purchase of the group annuity contract was funded directly by assets of the pension plan of approximately $171.4 million. The purchase resulted in a transfer of benefit administrative responsibilities for approximately 1,400 beneficiaries effective December 1, 2023. The Company recorded income related to the pension settlement in the fourth quarter of $28.6 million, which was included in Nonoperating Components of Net Periodic Benefit Income in its Consolidated Statements of Operations.

During the second quarter of 2024, the Company determined that it was probable that lump sum payouts for 2024 would be greater than the annual service and interest cost components of the annual net periodic benefit cost for two of its defined benefit pension plans. In addition, on May 28, 2024, the Company entered into an agreement with a second insurer for two of its defined benefit plans to purchase a group annuity contract and transferred approximately $234.0 million of its pension plan obligations to the second insurer. The purchase of the group annuity contract was funded directly by assets of the pension plan of approximately $224.0 million. The purchase resulted in a transfer of future benefit obligations and administrative liabilities for more than 1,000 participants effective September 1, 2024.

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

These events triggered remeasurements that resulted in a decrease in the benefit obligation and a corresponding net actuarial gain of $16.8 million for the year ended December 31, 2024, which was included in Nonoperating Components of Net Periodic Benefit Income in the Consolidated Statements of Operations. There were no remeasurements in 2025.

Projected benefit obligations are based on actuarial assumptions including possible future increases in compensation. Accumulated benefit obligations are based on actuarial assumptions but do not include possible future increases in compensation. Effective August 2013, accrued benefits under the defined benefit pension plans were fixed and no longer increase to reflect changes in compensation or company service. Therefore, the accumulated benefit obligation equaled the projected benefit obligation of $31.0 million and $30.6 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, one of Centrus’ plans had fair value of plan assets in excess of accumulated benefit obligations.

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

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
(in millions)	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Net Periodic Benefit (Credits) Costs
Service costs	$0.4	$2.1	$2.9	$—	$—	$—
Interest costs	1.7	7.6	27.8	4.5	4.5	5.0
Expected return on plan assets	(1.9)	(9.4)	(31.0)	—	—	(0.1)
Amortization of prior service credits, net	(0.1)	(0.1)	(0.2)	(0.1)	(0.1)	(0.1)
Actuarial losses (gains), net	0.4	(17.9)	(26.0)	2.5	—	1.4
Net periodic benefit (credits) costs	$0.5	$(17.7)	$(26.5)	$6.9	$4.4	$6.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss)
Amortization of prior service costs, net	$—	$—	$—	$(1.6)	$(1.7)	$(1.8)
Prior service credit	0.1	—	(0.1)	—	—	—
Total recognized in other comprehensive loss, pre-tax	$0.1	$—	$(0.1)	$(1.6)	$(1.7)	$(1.8)
Total recognized in net periodic benefit costs (income) and other comprehensive income (loss), pre-tax	$0.6	$(17.7)	$(26.6)	$5.3	$2.7	$4.4

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

The defined benefits pension plans were amended in March 2019 making permanent the option for pension-eligible employees to receive a lump sum payment upon termination, regardless of benefit size. The effect of these plan changes was added to Accumulated Other Comprehensive Income (Loss) as an unrecognized prior service cost and is being amortized over the average future service of active employees starting in 2020.

Assumptions Used to Determine Net Periodic Benefit Costs

	Defined Benefit Pension Plans			Postretirement Health and Life Benefit Plans
	Year Ended December 31,			Year Ended December 31,
	2025	2024	2023	2025	2024	2023

Discount rate	5.6%	5.7%	5.2%	5.4%	5.6%	5.2%
Expected return on plan assets	6.3%	6.8%	6.8%	—%	—%	4.0%

The expected return on plan assets is based on the weighted average of long-term return expectations for the composition of the plans’ equity and debt securities. Expected returns on equity securities are based on historical long-term returns of equity markets. Expected returns on debt securities are based on the current interest rate environment.

Healthcare cost trend rates used to measure postretirement health benefit obligations follow:

	December 31,
	2025	2024

Healthcare cost trend rate for the following year	9.0%	7.0%
Long-term rate that the healthcare cost trend rate gradually declines to	5%	5%
Year that the healthcare cost trend rate is expected to reach the long-term rate	2034	2033

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

The allocation of plan assets between equity and debt securities and the target allocation range by asset category for the defined benefit pension plans follows:

	December 31,
	2025	2024	2026 Target

Equity securities	19%	19%	10	-	20%
Debt securities	80%	80%	80	-	90%
Cash	1%	1%	0	-	5%
	100%	100%

Plan assets are measured at fair value. Following are the plan investments as of December 31, 2025 and 2024, categorized by the fair value hierarchy levels described in Note 10, Fair Value:

	Defined Benefit Pension and Postretirement Health and Life Benefit Plans
(in millions)	Level 1		Level 2		Level 3		Total
	2025	2024	2025	2024	2025	2024	2025	2024

U.S. government securities	$6.2	$5.7	$—	$—	$—	$—	$6.2	$5.7
Corporate debt	—	—	—	—	—	—	—	—
Municipal bonds and non-U.S. government securities	18.7	17.7	—	—	—	—	18.7	17.7
Mutual funds	4.7	4.4	—	—	—	—	4.7	4.4
Fair value of investments by hierarchy level	$29.6	$27.8	$—	$—	$—	$—	29.6	27.8
Investments measured at NAV (a)							1.6	3.2
Accrued interest receivable							0.1	—
Plan assets							$31.3	$31.0

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

Benefit Plan Cash Flows

The Company expects to contribute $0 to the qualified defined benefit pension plan, $1.3 million to the non-qualified defined benefit pension plans, and $9.2 million to the postretirement health and life benefit plans in 2026. There is no required contribution for the postretirement health and life benefit plans under Employee Retirement Income Security Act of 1974.

Estimated future benefit plan payments follow (in millions):

	Defined Benefit Pension Plans	Postretirement Health and Life Benefit Plans

2026	$2.7	$9.2
2027	2.0	8.6
2028	1.9	8.0
2029	2.3	7.6
2030	2.5	6.9
2031 to 2035	10.9	28.9

Other Plans

The Company sponsors a 401(k) defined contribution plan for employees. Employee contributions are matched at established rates. Amounts contributed are invested in a range of investment options available to participants and the funds are administered by an independent trustee. Matching cash contributions by the Company amounted to $3.1 million, $2.6 million, and $2.3 million in 2025, 2024, and 2023, respectively.

Under the Executive Deferred Compensation Plan, qualified employees may defer compensation on a tax-deferred basis subject to plan limitations. Any matching contributions under the Company’s 401(k) plan that are foregone as a result of annual compensation limitations of the Code are eligible to be received from the Company under the Executive Deferred Compensation Plan, provided that the employee deferred the maximum allowable pre-tax contribution in the 401(k) plan. The Company matching contributions amounted to less than $0.1 million in 2025, 2024, and 2023.

12. SEVERANCE PLAN

The Company maintains the Severance Plan which provides severance benefits for covered executives. In addition, the Company also enters into employee agreements with key executives which incorporate severance benefits, including continuation of certain insurance benefits. The benefits payable under the Severance Plan (as well as applicable employment agreements) outline benefits based on salary level, amongst other variables. Accordingly, as the severance expenses are part of an on-going benefit arrangement, the Company recognizes the expense when payment of the severance is probable and can be reasonably estimated in accordance with ASC 712, Compensation — Nonretirement Postemployment Benefits. In December 2023, the Company recorded a severance charge of $3.6 million related to the separation of one executive, which was recorded in Selling, General, and Administrative Expenses in the Consolidated Statements of Operations. The majority of the severance charge was paid out in 2024, excluding the costs for the continuation of insurance benefits. The Company’s severance expenses were $0.8 million, $0.3 million, and $3.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

13. EQUITY-RELATED COMPENSATION

The Company’s 2014 Plan authorizes the issuance of stock options, SARs, restricted stock units, restricted stock, notional stock units, performance awards, dividend equivalent rights, and other equity-based awards, as well as cash-based awards, to employees, officers, directors, and other individuals providing services to the Company or its affiliates. The 2014 Plan currently authorizes the issuance of up to 1,900,000 shares. As of December 31, 2025, there were 547,669 shares available for future awards.

Under this plan, the Company has granted awards that are subject to annual, cliff-based or performance-based vesting. The cliff-based awards typically vest after three years of service. The performance-based awards vest if the Company reaches or exceeds a pre-defined net income target for the three-year award term. Equity awards are payable in common stock, cash, or a combination of both, at the discretion of the Board of Directors. Compensation costs for awards that are likely to be settled with cash payments are remeasured each reporting period based on the closing price of the Company’s Class A Common Stock. These cumulative vested costs are accrued in Accounts Payable and Accrued Liabilities or Other Long-Term Liabilities. Equity awards that are payable in stock are accounted for as equity and compensation costs and are amortized on a straight-line basis over the vesting period.

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

The plan payouts for the 2020-2022 performance period were settled in Class A Common Stock in March and April 2023. In the first quarter of 2023, the Company withheld $1.9 million of shares that vested during the period for the purpose of funding the grantees’ tax withholding obligations under the terms of the equity-based compensation plan.

The Class A Common Stock issued for the 2021-2023 performance period were issued in March 2024. The Class A Common Stock issued for the 2022-2024 performance period were issued in March 2025. The Company withheld $0.1 million and $0.3 million of shares, respectively, that vested during the period to fund the grantees’ tax withholding obligations under the terms of the equity-based compensation plan.

In 2025, the Compensation, Nominating and Governance Committee (“CNGC”) of the Board approved a resolution primarily related to the 2024 RSU grants to withhold shares to fund the grantees’ income tax liabilities beyond the Company’s legal requirement. The resolution resulted in reclassification of these grants from equity to liability, $3.6 million of Equity-Related Compensation in the Consolidated Statements of Operations, and cash payments of $2.2 million.

In 2024, the CNGC approved a resolution primarily related to the 2023 RSU grants to withhold shares to fund the grantees’ income tax liabilities beyond the Company’s legal requirement. The resolution resulted in reclassification of these grants from equity to liability, $0.1 million of Equity-Related Compensation in the Consolidated Statements of Operations, and cash payments of $0.3 million.

Compensation cost for restricted stock units is measured at the grant date, based on the fair value of the award, and is recognized on a straight-line basis over the requisite service period. As of December 31, 2025, there was $1.4 million of unrecognized compensation cost, adjusted for actual forfeitures, related to non-vested stock-based payments granted, all of which relates to restricted stock units. That cost is expected to be recognized over a weighted-average period of 25 months. In 2025, certain participating executives were granted Class A Common Stock that vested immediately. Compensation costs for Class A Common Stock awards is measured and recognized at the grant date, based on the fair value of the award.

A summary of stock-based compensation costs is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023

Notional stock units and stock appreciation rights	$—	$—	$1.0
Restricted stock	$0.7	$0.5	$0.4
BOD and employee restricted stock units	4.8	1.0	0.9
Common stock	0.2	—	—
Total stock-based compensation costs	$5.7	$1.5	$2.3

Total recognized tax benefit	$(1.2)	$(0.3)	$(0.3)

The total recognized tax benefit is reported at the federal statutory rate net of the tax valuation allowance.

Board Restricted Stock Units

Non-employee, independent directors are granted restricted stock units as part of their compensation for serving on the Board of Directors. Settlement of these restricted stock units is made in shares of Class A Common Stock upon the director’s retirement, other end of service, or vesting, in accordance with the terms of the grant agreement. The restricted stock units generally vest over one year; however, vesting is accelerated upon (1) the director attaining eligibility for retirement, (2) termination of the director’s service by reason of death or disability, or (3) a change in control. As of December 31, 2025, approximately 111,000 shares of restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

A summary of Centrus’ board restricted stock activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2022	28	$38.80
Granted	17	$35.95
Vested	(28)	$38.80
Forfeited	—	—
Nonvested at December 31, 2023	17	$35.95
Granted	21	$41.65
Vested	(14)	$35.95
Forfeited	(3)	$35.95
Nonvested at December 31, 2024	21	$41.65
Granted	4	$190.04
Vested	(21)	$41.65
Forfeited	(1)	$190.04
Nonvested at December 31, 2025	3	$190.04

Employee Restricted Stock Units

In 2021 and 2025, certain employees were granted restricted stock units as part of their compensation. The restricted stock units generally vest over two to three years and will be settled in Class A Common Stock upon vesting. As of December 31, 2025, 3,000 of these restricted stock units were outstanding. In December 2023, the Company granted 20,000 restricted stock units to the new CEO as part of his compensation. In April and August 2025, the Company granted restricted stock units to the new SVP & CFO as part of their compensation. The restricted stock units generally vest over one to five years and will be settled in Class A Common Stock. As of December 31, 2025, 15,000 shares of these restricted stock units could potentially be converted to Class A Common Stock once vested and settled.

A summary of Centrus’ employee restricted stock activity is as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2022	3	$24.01
Granted	20	$55.54
Vested	(1)	$24.01
Forfeited	(1)	$24.01
Nonvested at December 31, 2023	21	$54.04
Granted	—	—
Vested	(5)	$49.23
Forfeited	—	—
Nonvested at December 31, 2024	16	$55.54
Granted	6	$113.43
Vested	(4)	$55.54
Forfeited	—	—
Nonvested at December 31, 2025	18	$73.84

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

There were no options granted in the years ended December 31, 2025, 2024, and 2023.

Stock options vest and become exercisable in equal annual installments over a three or four year period and expire ten years from the date of grant. A summary of stock option activity is as follows:

	Stock Options (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2022	96	$4.37	2.2	$2.7
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2023	96	$4.37	0.3	$4.8
Granted	—	—	—	—
Exercised	(96)	$4.37	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2024 and 2025	—	—	—	—

Exercisable at December 31, 2025	—	—	—	—

Stock Appreciation Rights

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

Stock Appreciation Rights - 2020 Award

These SARs generally have a defined term of three years from award and are automatically exercised at the end of its term.

A summary of SARs with time-based vesting granted under the 2014 Plan is as follows:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2022	70	$5.53	0.3	$2.7
Granted	—	—	—	—
Exercised	(74)	$5.53	—	—
Forfeited/Cancelled	4	$5.53	—	—
Outstanding at December 31, 2023, 2024 and 2025	—	—	—	—

Exercisable at December 31, 2025	—	—	—	—

Stock Appreciation Rights (Performance Condition) - 2021 Award

These SARs generally have a defined term of three years from award and are automatically exercised at the end of its term if the performance condition has been met.

A summary of SARs with performance-based vesting granted under the 2014 Plan is as follows:

	Stock Appreciation Rights (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2022	18	$19.44	1.3	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited/Cancelled	(1)	$19.44	—	—
Outstanding at December 31, 2023	17	$19.44	0.2	$0.3
Granted	—	—	—	—
Exercised	(17)	$19.44	—	—
Forfeited/Cancelled	—	—	—	—
Outstanding at December 31, 2024 and 2025	—	—	—	—

Exercisable at December 31, 2025	—	—	—	—

Notional Stock Units

A summary of notional stock units with time-based vesting granted under the 2014 Plan is as follows:

	2019 and 2020 Awards		2021 Award
	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2022	122	$5.53	8	$39.55
Granted	—	—	—	—
Vested	(104)	$5.53	—	—
Forfeited/Cancelled	(18)	$5.53	—	—
Nonvested at December 31, 2023	—	—	8	$39.55
Granted	—	—	—	—
Vested	—	—	(8)	$39.55
Forfeited/Cancelled	—	—	—	—
Nonvested at December 31, 2024 and 2025	—	—	—	—

Restricted Stock (Performance Condition)

A summary of restricted stock with performance-based vesting granted under the 2014 Plan is as follows:

	2022 Award		2023 Award		2024 Award		2025 Award
	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)

Nonvested at December 31, 2022	22	$33.70	—	—	—	—	—	—
Granted	—	—	17	$42.70	—	—	—	—
Vested	—	—	—	—	—	—	—	—
Forfeited	(5)	$33.70	(6)	$42.70	—	—	—	—
Nonvested at December 31, 2023	17	$33.70	11	$42.70	—	—	—	—
Granted	—	—	—	—	24	$38.67	—	—
Vested	—	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—	—
Nonvested at December 31, 2024	17	$33.70	11	$42.70	24	$38.67	—	—
Granted	—	—	—	—	—	—	12	$84.40
Vested	(17)	$33.70	(2)	$42.70	(3)	$38.67	(1)	$84.40
Forfeited	—	—	(1)	$42.70	(4)	$38.67	(2)	$84.40
Nonvested at December 31, 2025	—	—	8	$42.70	17	$38.67	9	$84.40

14. INCOME TAXES

Income Tax Expense (Benefit)

The income tax expense (benefit) is as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State and local	0.7	0.5	1.6
Foreign	—	—	—
	0.7	0.5	1.6
Deferred:
Federal (a)	8.1	(0.6)	(0.7)
State and local	(0.7)	(0.1)	(0.8)
Foreign	—	—	—
	7.4	(0.7)	(1.5)

Income tax expense (benefit)	$8.1	$(0.2)	$0.1

(a) The income tax expense (benefit) for 2025, 2024, and 2023 includes the reversal of a portion of the federal valuation allowance on net deferred tax assets. See further discussion below.

Deferred Taxes

Future tax consequences of temporary differences between the carrying amounts for financial reporting purposes and the Company’s estimate of the tax bases of its assets and liabilities result in deferred tax assets and liabilities, as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Employee benefits costs	$21.1	$22.1
Inventory	19.0	27.2
Property, plant and equipment	178.1	178.2
Research and experimental expenditures	1.5	2.4
Net operating loss and credit carryforwards	159.0	165.2
Accrued expenses	0.5	0.4
Long-term debt and financing costs	0.9	3.8
Lease liability	0.5	0.5
Other	0.7	0.8
Deferred tax assets	381.3	400.6
Valuation allowance	(355.4)	(365.7)
Deferred tax assets, net of valuation allowance	$25.9	$34.9

Deferred tax liabilities:
Intangible assets	$3.3	$4.9
Lease asset	0.4	0.3
Prepaid expenses	0.3	0.4
Deferred tax liabilities	4.0	5.6
Deferred tax assets, net	$21.9	$29.3

The valuation allowance reduces the net deferred tax assets to their net realizable value. The ultimate realization of the net deferred tax assets is dependent upon generating sufficient taxable income in future years when deferred tax assets are recoverable or are expected to reverse.

In 2025, Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. Centrus has visibility on a significant portion of revenue in the LEU segment for 2025 through 2030, primarily from its long-term sales contracts. Additionally, Centrus’ investment income forecast increased based upon increased liquidity. Centrus determined that the positive evidence of increased future investment income supported the release of the federal valuation allowance. However, because of the lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus released ($10.2) million of the valuation allowance against its federal net deferred tax assets.

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

The Company continues to maintain a partial valuation allowance against its remaining federal and state net deferred tax assets due to significant federal and state net operating losses and insufficient future taxable income. As of December 31, 2025, the valuation allowance against the remaining federal and state net deferred tax assets was $355.4 million.

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

The Company has federal NOLs of $505.2 million remaining, which were generated through December 31, 2017. They currently expire through 2037. In addition, the Company has federal NOL carryforwards of $131.4 million generated after December 31, 2017, that do not expire. Centrus also has state NOL carryforwards of $491.3 million, with a full valuation allowance, that currently expire through 2038.

Effective Tax Rate

A reconciliation of income taxes calculated based on the federal statutory income tax rate and the effective tax rate follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal statutory tax rate	$17.9	21%	$15.3	21%	$17.7	21%
State and local income taxes, net of federal income tax effect (1)	(0.3)	—	(0.3)	—	—	—
Changes in valuation allowances	(10.2)	(12)	(16.6)	(23)	(19.4)	(23)
Nontaxable or nondeductible items
Nondeductible Executive compensation under IRC section 162(m)	0.3	1	0.9	1	0.8	1
Other	0.2	—	(0.2)	—	0.4	—
Changes in unrecognized tax benefits	0.2	—	0.7	1	0.6	1
Effective tax rate	$8.1	10%	$(0.2)	—%	$0.1	—%

(1) State Taxes in Maryland (greater than 50 percent) of the tax effect in this category for the calendar year ending December 31, 2025.

The effective tax rate for the year ended December 31, 2025, includes a decrease to the valuation allowance against net deferred tax assets of $10.2 million, or a change to the effective tax rate of (12%).

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

Uncertain Tax Positions

Accounting standards require that a tax position meet a minimum recognition threshold in order for the related tax benefit to be recognized in the financial statements. The liability for unrecognized tax benefits, included in Other Long-Term Liabilities, was $3.6 million as of December 31, 2025, and $3.4 million as of December 31, 2024. If recognized, these tax benefits would impact the effective tax rate. As a result of changes to unrecognized tax benefits, the income tax provision (state tax, net of federal benefit) increased by $0.2 million and $0.5 million during the year ended December 31, 2025 and 2024, respectively. The liability for unrecognized tax benefits in the table below relates to unrecognized state income tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in millions):

	Year Ended December 31,
	2025	2024
Balance at beginning of the period	$3.4	$2.9
Additions to tax positions of current period	0.2	0.5
Reductions to tax positions of prior years	—	—
Balance at end of the period	$3.6	$3.4

Centrus and its subsidiaries file income tax returns with the U.S. government and various states and foreign jurisdictions. As of December 31, 2025, the federal, Maryland and Tennessee statutes of limitation are closed with respect to all tax years through 2021.

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

The impact of accrued interest and penalties for income taxes in the Consolidated Statements of Operations was an increase to expenses of $0.3 million for the year ended December 31, 2025, and $0.3 million for the year ended December 31, 2024. Accrued interest and penalties for income taxes, included as a component of Other Long-Term Liabilities, totaled $0.8 million as of December 31, 2025, and $0.5 million as of December 31, 2024.

15. NET INCOME PER COMMON SHARE

Basic net income per share is calculated by dividing income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. In calculating diluted net income per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards including restricted stock, stock options, stock appreciation rights and notional stock units, and a warrant. For further details, refer to Note 16, Stockholders’ Equity. No dilutive effect is recognized in a period in which a net loss has occurred.

On November 7, 2024, Centrus issued $402.5 million aggregate principal amount 2.25% Convertible Notes due 2030. On August 18, 2025, Centrus issued $805.0 million aggregate principal amount 0% Convertible Notes due 2032. The dilutive impact of both the 2.25% Convertible Notes and 0% Convertible Notes on the calculation of diluted income per share is considered using the if-converted method. However, because the principal amount of the 2.25% Convertible Notes and 0% Convertible Notes must be settled in cash, the dilutive impact of applying the if-converted method is limited to the in-the-money portion, if any, of the 2.25% Convertible Notes and 0% Convertible Notes. For further details, refer to Note 8, Debt.

The weighted average number of common and common equivalent shares and the calculation of basic and diluted income per common share are as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator (in millions):
Net income	$77.8	$73.2	$84.4

Denominator (in thousands):
Average common shares outstanding - basic	17,967	16,309	15,212
Potentially dilutive shares related to equity-compensation awards	58	64	289
Potentially dilutive shares related to 2.25% Convertible Notes	1,900	—	—
Potentially dilutive shares related to 0% Convertible Notes	—	—	—
Average common shares outstanding - diluted	19,925	16,373	15,501

Net income per common share (in dollars):
Basic	$4.33	$4.49	$5.55
Diluted	$3.90	$4.47	$5.44

0% Convertible Notes (if-converted) excluded from the diluted calculation because they would have been antidilutive (in thousands)	951	$—	$—

16.  STOCKHOLDERS’ EQUITY

Shares Outstanding

Changes in the number of shares outstanding are as follows:

	Common Stock, Class A	Common Stock, Class B

Balance at December 31, 2022	13,919,646	719,200
Issuance under public offering	722,568	—
Issuance of previously vested restricted stock units	45,437	—
Notional stock units paid in shares	119,604	—
Common stock and warrant issued in exchange for preferred stock	149,179	—
Balance at December 31, 2023	14,956,434	719,200
Issuance under public offering	933,987	—
Common stock issued for options exercised	96,000	—
Issuance of previously vested restricted stock units	45,311	—
Notional stock units paid in shares	14,184	—
Balance at December 31, 2024	16,045,916	719,200
Issuance under public offering	2,866,261	—
Issuance of previously vested restricted stock units	31,637	—
Common stock issued under equity-based compensation plan	1,551	—
Balance at December 31, 2025	18,945,365	719,200

Common Stock

The Company’s certificate of incorporation authorizes 20,000,000 shares of preferred stock, par value $1.00 per share, 70,000,000 shares of Class A Common Stock and 30,000,000 shares of Class B Common Stock. As of December 31, 2025, the Company has issued 19,664,565 shares of Common Stock, consisting of 18,945,365 shares of Class A Common Stock and 719,200 shares of Class B Common Stock.

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 2,866,261 shares, 933,987 shares, and 722,568 shares of its Class A Common Stock for a total of $533.6 million, $56.7 million, and $24.4 million in 2025, 2024, and 2023, respectively. After expenses and commissions paid to the agents, the Company’s 2025, 2024, and 2023, proceeds totaled $524.7 million, $55.1 million, and $23.4 million, respectively. Additionally, the Company recorded direct costs of $1.0 million, $0.3 million, and $0.2 million related to the issuance in 2025, 2024, and 2023, respectively. The shares of Class A Common Stock were issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (Registration Statement No. 333-291305) and a prospectus supplement with the SEC on November 6, 2025, the Company’s shelf registration statement on Form S-3 (File No. 333-272984), which became effective on July 10, 2023, and a prospectus supplement dated February 9, 2024 and pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-239242), which became effective on August 5, 2020, and two prospectus supplements dated December 31, 2020 and December 5, 2022, respectively. The Company has used and/or intends to use the net proceeds from these offerings for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities.

The Company filed a shelf registration statement on Form S-3 (Registration Statement No. 333-272984) with the SEC on June 28, 2023, which became effective on July 10, 2023. Pursuant to this shelf registration statement, the Company may offer and sell up to $200.0 million in securities, in aggregate. The Company filed an automatic shelf registration statement on Form S-3 (Registration Statement No. 333-291305) and a prospectus supplement with the SEC on November 6, 2025. Pursuant to this shelf registration, the Company may offer and sell up to $1.0 billion in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered. Unless otherwise specified in any prospectus supplement, the Company currently intends to use the net proceeds from the sale of its securities offered under this prospectus for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, we may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness.

On December 18, 2023, the Company issued 250,000 shares of Class A Common Stock at an exercise price of $21.62 per share related to a warrant issued to a shareholder in a cashless exercise. The closing market price of the Class A Common Stock on the exercise date was $53.61 per share. Pursuant to the warrant, the exercise price was $21.62 per share. The cashless exercise resulted in the issuance of 149,179 Shares of Class A Common Stock. The warrant was originally issued in February 2021 in connection with an exchange of Series B Preferred Stock.

Shares of Class B Common Stock that are sold in the market are automatically converted to shares of Class A Common Stock. Shares of Class B Common Stock that were sold in the market and converted to shares of Class A Common Stock totaled 0 in 2025, 2024, and 2023.

The Company has reserved 1,900,000 shares of Class A Common Stock under its management incentive plan, of which 547,669 shares are available for future awards as of December 31, 2025. Refer to Note 13, Stock-Based Compensation, for additional information.

The Class A Common Stock trades under the symbol “LEU” on the NYSE.

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

Rights Agreement

The Company’s Board of Directors adopted the Section 382 Rights Agreement in an effort to protect shareholder value by, among other things, attempting to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards and other tax benefits, which may be used to reduce potential future income tax obligations. The Section 382 Rights Agreement was adopted on April 6, 2016, and was amended by: (i) the First Amendment to the Rights Agreement dated as of February 14, 2017; (ii) the Second Amendment to the Rights Agreement dated as of April 3, 2019; (iii) the Third Amendment to the Rights Agreement dated as of April 13, 2020; (iv) the Fourth Amendment to the Rights Agreement dated as of June 16, 2021; (v) the Fifth Amendment to the Rights Agreement dated as of June 20, 2023; and (vi) the Sixth Amendment to the Rights Agreement dated as of May 28, 2024 (as amended, the “Rights Agreement”). The Rights Agreement was not adopted as a result of or in response to, any effort to acquire control of the Company.

The Fifth Amendment to the Rights Agreement: (i) increased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $18.00 to $160.38, and (ii) extended the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2023 to June 30, 2026.

In connection with the adoption of the Rights Agreement, the Board declared a dividend of one preferred-share-purchase-right for each share of the Company’s outstanding Class A Common Stock and Class B Common Stock. The rights initially trade together with the common stock and are not exercisable. In the absence of further action by the Board, the rights would generally become exercisable and allow a holder to acquire shares of a new series of the Company’s preferred stock if any person or group acquires 4.99% or more of the outstanding shares of the Company’s common stock, or if a person or group that already owns 4.99% or more of the Company’s Class A Common Stock acquires additional shares representing 0.5% or more of the outstanding shares of the Company’s Class A Common Stock. The rights beneficially owned by the acquirer would become null and void, resulting in significant dilution in the ownership interest of such acquirer.

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

Engineering, Procurement and Construction Contract

On February 9, 2026, ACO entered into an engineering, procurement and construction contract with Fluor Federal Services, Inc. (“Fluor”), a third-party contractor, for the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant (ACP) in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance.

Under the contract, Fluor’s services will include design, engineering, procurement, construction and construction management, and related services to support full commercial HALEU and LEU operations. Fluor will be paid a reimbursable amount for all costs incurred in connection with the relevant work (such as labor, equipment, materials, and other direct costs), plus other agreed upon margins. ACO will fund the services by establishing a zero-balance and escrow general disbursement account that will be administered in accordance with agreed-upon procedures. ACO will authorize funds incrementally in accordance with stage gates and Fluor’s performance is limited by the authorized funding. The Company has not incurred any costs under the contract and has not deposited any funds into the escrow account. The total price paid to the Contractor will depend on the scope of the services authorized by the ACO, in accordance with the terms of the contract.

The contract may be terminated or suspended by ACO or Fluor for cause, or by ACO for convenience, in which case Fluor is entitled to compensation for services and any applicable fee provided through termination. In the event of cancellation by ACO for reasons other than default, Fluor is also entitled to a cancellation fee in the initial amount of $24.0 million on the contract effective date, subsequently decreasing by $2.0 million per month until reaching $0.

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

On June 8, 2022, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Brad Allen Lykins, as administrator of the estate of Braden Aaron Lee Lykins in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Lykins Complaint”). In March 2021, Brayden Lykins, who was thirteen years old, passed away from leukemia. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Mr. Lykins’s death and seeks monetary damages. On August 30, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the Lykins Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On November 24, 2025, the Company, Enrichment Corp., and five other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Julia Dunham in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Dunham Complaint”). In November 2015, Cheyenne Dunham, who was nineteen years old, passed away due to complications following a bone marrow transplant. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Ms. Dunham’s death and seeks monetary damages. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

19. REVENUE BY GEOGRAPHIC AREA, MAJOR CUSTOMERS AND SEGMENT INFORMATION

Revenue by customer location, including customers in a foreign country representing 10% or more of total revenue, follows (in millions):

	Year Ended December 31,
	2025	2024	2023

United States	$335.3	$253.4	$281.6
Foreign:
Japan	102.7	117.2	23.6
Netherlands	—	42.4	—
Other	10.7	29.0	15.0
Total foreign	113.4	188.6	38.6
Total revenue	$448.7	$442.0	$320.2

The U.S. government and its contractors, in the Company’s Technical Solutions segment, represented approximately 23% of total revenue for the year ended December 31, 2025, 21% for the year ended December 31, 2024, and 16% for the year ended December 31, 2023.

The ten largest customers in the Company’s LEU segment represented approximately 77% of total revenue for the year ended December 31, 2025. Revenue from Customers A, B, C, and D represented approximately 16%, 15%, 13%, and 11%, respectively, of total revenue for the year ended December 31, 2025.

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

No other customer represented more than 10% of total revenue for the year ended December 31, 2025, 2024, or 2023.

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

The following table presents the Company’s segment information (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue
LEU segment:
Separative work units	$298.7	$246.8	$208.2
Uranium	47.5	103.1	60.8
Intersegment revenue, eliminated on consolidation	12.4	6.4	5.0
Total	358.6	356.3	274.0
Technical Solutions segment	102.5	92.1	51.2
Total revenue	461.1	448.4	325.2
Elimination of intersegment revenue	(12.4)	(6.4)	(5.0)
Total revenue	$448.7	$442.0	$320.2

Cost of Sales
LEU segment:
Separative work units and uranium	$234.7	$256.0	$163.9
Intersegment cost of sales, eliminated on consolidation	10.7	2.1	3.0
Total	245.4	258.1	166.9
Technical Solutions Segment:
Technical Solutions	96.5	74.5	44.2
Total	96.5	74.5	44.2
Elimination of intersegment cost of sales	(10.7)	(2.1)	(3.0)
Total cost of sales	$331.2	$330.5	$208.1

Segment Gross Profit
LEU segment:
LEU segment	$111.5	$93.9	$105.1
Intersegment gross profit, eliminated on consolidation	1.7	4.3	2.0
Total	113.2	98.2	107.1
Technical Solutions segment:
Technical Solutions	6.0	17.6	7.0
Total	6.0	17.6	7.0
Elimination of intersegment gross profit	(1.7)	(4.3)	(2.0)
Gross profit	$117.5	$111.5	$112.1

Reconciliation to Income before income taxes
Advanced technology costs	$16.9	$17.2	$14.2
Selling, general and administrative	36.2	35.0	36.9
Equity-related compensation	5.8	1.5	2.3
Amortization of intangible assets	8.4	9.8	6.3
Nonoperating components of net periodic benefit loss (income)	6.8	(14.7)	(23.2)
Interest expense	14.0	2.7	1.3
Investment income	(44.7)	(12.9)	(8.7)
Extinguishment of long-term debt	(11.8)	—	—
Other income, net	—	(0.1)	(1.5)
Income before income taxes	$85.9	$73.0	$84.5

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to the chief operating decision maker (“CODM”), the CEO. The CODM uses revenue, cost of sales and gross profit to allocate resources (including personnel and financial or capital resources) for each segment, predominantly in the annual budget and quarterly financial review and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using revenue, cost of sales and gross profit when making decisions about allocating capital and personnel to the segments. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Consolidated Balance Sheet, were located in the United States as of December 31, 2025 and December 31, 2024.

20. SUBSEQUENT EVENTS

On January 5, 2026, the DOE awarded the Company a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The award also includes options, at the DOE’s discretion, for up to $170.0 million to produce and deliver HALEU to the DOE. The Company and DOE are working to finalize the contract that will govern the award. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded. For further details, refer to Note 2, Revenue and Contracts with Customers.

On January 17, 2026, the Company and TENEX entered into an agreement to offset $1.7 million of Centrus receivables due from TENEX against $2.7 million of Centrus payables due to TENEX, resulting in a $1.0 million Centrus net payable due to TENEX. At December 31, 2025, these items were included in Accounts Receivable and Payables Under Inventory Purchase Agreements, respectively, on the Consolidated Balance Sheet.

On February 9, 2026, the Company and Fluor, a third-party contractor, entered into an agreement for the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant (ACP) in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance. For further details, refer to Note 17, Commitments and Contingencies.