Form 10-Q
period 2026-03-31
CENTRUS ENERGY CORP
filed 2026-05-06
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of May 1, 2026, there were 18,953,594 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

ARDP	DOE’s Advanced Reactor Demonstration Program
ATM	At the Market
Class A Common Stock	Class A common stock, $0.10 par value per share
Class B Common Stock	Class B common stock, $0.10 par value per share
Common Stock	Class A Common Stock and Class B Common Stock
D&D	Decontamination & Decommissioning
DOC	U.S. Department of Commerce
DOE	U.S. Department of Energy
EPC Contract	Engineering, procurement and construction contract
EU	European Union
Exchange Act	Securities Exchange Act of 1934, as amended
HALEU	High Assay Low-Enriched Uranium
HALEU Deconversion Contract	An IDIQ contract awarded by DOE to ACO on October 4, 2024 for the deconversion of HALEU
HALEU Demonstration Contract	Three-year, $115.0 million cost-share contract with DOE signed in 2019 by Centrus’ subsidiary, ACO
HALEU Production Contract	An IDIQ contract awarded by DOE to ACO on October 16, 2024 for the production of HALEU

HALEU Operation Contract	HALEU production contract with DOE signed in 2022
IDIQ
Indefinite Delivery, Indefinite Quantity, a type of government contract that provides for an indefinite quantity, within stated limits, of supplies or services during a fixed period under which the government places orders for individual requirements

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
Technical Solutions
The Centrus business segment focused on uranium enrichment for the nuclear industry and the U.S. government and advanced manufacturing, engineering and other technical services to government and private sector customers

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

FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Centrus (the “Company,” “we” or “us”) contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements mean statements related to future events, which may impact our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions with respect to future events and operational, economic and financial performance. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control and which may be exacerbated by any worsening of the global business and economic environment including but not limited to, risks and uncertainties related to the following:

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
•our lease to our facility in Piketon, Ohio and our government contracts, including related to government shutdowns, changes to the U.S. government’s appropriated funding levels for HALEU and the government’s inability to satisfy its obligations;
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
•our ability to successfully integrate artificial intelligence technologies into our operations;
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

For a more detailed discussion of these risks and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results, and readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q unless required by law.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,868.2	$1,957.2
Accounts receivable	41.8	30.7
Inventories	336.0	322.9
Deferred costs associated with deferred revenue	37.0	40.9
Other current assets	12.4	11.9
Total current assets	2,295.4	2,363.6
Property, plant and equipment, net of accumulated depreciation of $7.1 million and $6.7 million as of March 31, 2026 and December 31, 2025, respectively	59.5	29.5
Deposits for financial assurance	32.8	2.7
Intangible assets, net	19.4	21.2
Deferred tax assets	19.5	21.9
Other long-term assets	6.6	7.0
Total assets	$2,433.2	$2,445.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$49.5	$41.6
Payables under inventory purchase agreements	65.7	18.5
Inventories owed to customers and suppliers	170.8	192.7
Deferred revenue and advances from customers	112.8	131.1
Short-term inventory loans	2.5	38.9
Current debt	—	—
Total current liabilities	401.3	422.8
Long-term debt	1,176.1	1,174.8
Postretirement health and life benefit obligations	70.4	72.2
Pension benefit liabilities	2.9	3.0
Other long-term liabilities	7.3	8.0
Total liabilities	1,658.0	1,680.8
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Series B Senior Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 18,952,387 and 18,945,365 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1.9	1.9
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of March 31, 2026 and December 31, 2025	0.1	0.1
Excess of capital over par value	762.4	762.3
Retained earnings	11.5	1.5
Accumulated other comprehensive loss	(0.7)	(0.7)
Total stockholders’ equity	775.2	765.1
Total liabilities and stockholders’ equity	$2,433.2	$2,445.9
The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Separative work units	$41.6	$51.3
Uranium	3.0	—
Technical solutions	32.1	21.8
Total revenue	76.7	73.1
Cost of Sales:
Separative work units and uranium	16.7	20.1
Technical solutions	28.5	20.1
Total cost of sales	45.2	40.2
Gross profit	31.5	32.9
Advanced technology costs	18.9	3.0
Selling, general and administrative	10.0	8.3
Amortization of intangible assets	1.8	1.1
Operating income	0.8	20.5
Nonoperating components of net periodic benefit loss	1.0	0.9
Interest expense	4.0	3.4
Investment income	(17.0)	(7.3)
Extinguishment of long-term debt	—	(11.8)
Other expense, net	0.3	0.1
Income before income taxes	12.5	35.2
Income tax expense	2.5	8.0
Net income and comprehensive income	$10.0	$27.2

Net income per share:
Basic	$0.51	$1.60
Diluted	$0.45	$1.60
Average number of common shares outstanding (in thousands):
Basic	19,773	16,982
Diluted	22,446	17,048

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended March 31,
	2026	2025
OPERATING
Net income	$10.0	$27.2
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	2.2	1.5
Deferred tax assets	2.5	7.5
Equity-related compensation	0.4	0.5
Revaluation of inventory borrowings	(0.6)	2.1
Gain on extinguishment of 8.25% Notes	—	(11.8)
Amortization of debt issuance costs and discount	1.3	—
Other reconciling adjustments, net	0.3	0.6
Changes in operating assets and liabilities:
Accounts receivable	(11.1)	41.3
Inventories	(48.8)	(268.1)
Inventories owed to customers and suppliers	(21.9)	187.7
Other current assets	(0.6)	0.8
Accounts payable and other liabilities	0.4	(6.2)
Payables under inventory purchase agreements	47.2	55.6
Deferred revenue and advances from customers, net of deferred costs	(14.4)	0.1
Pension and postretirement benefit liabilities	(2.0)	(2.2)
Other changes, net	—	(0.1)
Cash (used in) provided by operating activities	(35.1)	36.5

INVESTING
Capital expenditures	(23.2)	(2.1)
Cash used in investing activities	(23.2)	(2.1)

FINANCING
Proceeds from the issuance of common stock, net	—	25.2
Common stock withheld for tax obligations under stock-based compensation plan	(0.3)	—
Payment of interest classified as debt	—	(3.5)
Payment of principal to redeem 8.25% Notes	—	(74.3)
Cash used in financing activities	(0.3)	(52.6)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.1)

Decrease in cash, cash equivalents and restricted cash	(58.9)	(18.3)
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	1,960.1	704.0
Cash, cash equivalents and restricted cash, end of period (Note 3)	$1,901.2	$685.7

	Three Months Ended March 31,
	2026	2025

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes
Federal	$—	$—
State	$—	$—
Foreign	$—	$—

Non-cash activities:
Property, plant and equipment included in accounts payable and accrued liabilities	$9.2	$0.2
Common stock withheld for tax obligations under stock-based compensation plan	$—	$0.3

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions, except per share data)

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$—	$1.6	$0.1	$236.5	$(76.3)	$(0.5)	$161.4
Net income for the three months ended March 31, 2025	—	—	—	—	27.2	—	27.2
Issuance of common stock	—	—	—	25.2	—	—	25.2
Equity-related compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2025	$—	$1.6	$0.1	$261.9	$(49.1)	$(0.6)	$213.9

	Preferred Stock, Series B	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2025	$—	$1.9	$0.1	$762.3	$1.5	$(0.7)	$765.1
Net income for the three months ended March 31, 2026	—	—	—	—	10.0	—	10.0
Equity-related compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Equity-related compensation	—	—	—	0.4	—	—	0.4
Balance at March 31, 2026	$—	$1.9	$0.1	$762.4	$11.5	$(0.7)	$775.2

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements (the “Financial Statements”) of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of March 31, 2026, and for the three months ended March 31, 2026, and 2025, have been prepared pursuant to the rules and regulations of the SEC. The unaudited condensed Consolidated Balance Sheet as of December 31, 2025, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three months ended March 31, 2026 and 2025, are insignificant.

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There has not been a material change to the Company’s accounting policies since that report.

New Accounting Standards

Accounting Standards Effective in Future Periods

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This pronouncement is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the impact this pronouncement will have on its Financial Statements.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities, to establish authoritative guidance on the accounting for government grants received by business entities. The amendments in this pronouncement establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). This pronouncement is effective for annual reporting periods beginning after December 15, 2028, and for interim periods within those annual periods, and early adoption is permitted. The Company is evaluating the impact this pronouncement will have on its Financial Statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements to clarify the applicability of Topic 270 and the form and content of interim financial statements. The amendments in this pronouncement require entities to disclose material events occurring since the last annual reporting period. This pronouncement is effective for interim periods beginning January 1, 2028, and can be applied on a prospective or retrospective basis. The Company is evaluating the impact this pronouncement will have on its Financial Statements.

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

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended March 31,
	2026	2025
United States	$17.3	$51.3
Foreign	27.3	—
Revenue - SWU and uranium	$44.6	$51.3

Refer to Note 12, Segment Information, for disaggregation of revenue by segment.

Technical Solutions Segment

Revenue for the Technical Solutions segment, representing the Company’s uranium enrichment, advanced manufacturing, and other technical services offered to public and private sector customers, is recognized over time as the performance obligation is satisfied or at the point in time in which each performance obligation is fully satisfied.

The Company’s work on HALEU began under the HALEU Demonstration Contract, signed with the DOE in 2019, to construct a cascade of 16 centrifuges to demonstrate production of HALEU for advanced reactors. Following the HALEU Demonstration Contract, in November 2022, the DOE awarded the HALEU Operation Contract to the Company with an initial base contract value of approximately $150.0 million in two phases through 2024, with three optional periods for up to nine additional years of production beyond the base contract. Those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations.

In November 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1 of the HALEU Operation Contract. As a result of delays in obtaining 5B Cylinders DOE is contractually obligated to provide under the HALEU Operation Contract, Phase 2 of the HALEU Operation Contract was extended through June 2025, when Centrus contractually delivered 900 kilograms of HALEU UF6 to DOE, completing Phase 2. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. As of March 31, 2026, Option 1a is funded for the contract value of $108.2 million.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The HALEU Operation Contract is funded incrementally, and as of March 31, 2026, DOE is obligated for costs up to $317.0 million in the aggregate for Phase 1, Phase 2, Option 1a of Phase 3, and the additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $247.8 million through March 31, 2026.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity. The DOE owns any HALEU produced from the demonstration cascade. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Remaining Performance Obligations

The Company’s remaining performance obligations represent the aggregate amount of the total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were $0.8 billion and $0.6 billion as of March 31, 2026, and December 31, 2025, respectively, and extend to 2030.

The remaining performance obligations in the LEU segment, primarily related to medium and long-term contracts with fixed commitments, were approximately $0.7 billion and $0.6 billion as of March 31, 2026 and December 31, 2025, respectively, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and include approximately $112.8 million and $131.1 million of Deferred Revenue and Advances from Customers at March 31, 2026, and December 31, 2025, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of the customers’ fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $48.1 million and $79.1 million, as of March 31, 2026, and December 31, 2025, respectively, and extend through 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

Accounts Receivable

The following table presents the components of accounts receivable (in millions):

	March 31, 2026	December 31, 2025

Accounts receivable:
Billed	$22.7	$19.9
Unbilled *	19.1	10.8
Accounts receivable	$41.8	$30.7

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	March 31, 2026	December 31, 2025	Year-To-Date Change

Deferred revenue - current	$112.8	$131.1	$(18.3)

Previously deferred sales and advances from customers recognized in revenue totaled $18.5 million and $0 in the three months ended March 31, 2026 and 2025, respectively.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Condensed Consolidated Balance Sheets to amounts on the Condensed Consolidated Statements of Cash Flows (in millions):

	March 31, 2026	December 31, 2025

Cash and cash equivalents	$1,868.2	$1,957.2
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	32.8	2.7
Total cash, cash equivalents and restricted cash	$1,901.2	$1,960.1

(a) Deposits for financial assurance - current is included within Other Current Assets in the Condensed Consolidated Balance Sheets.

The Company has $0.1 million denominated in euros as of both March 31, 2026 and December 31, 2025 and recorded $0.3 million in transaction losses in the three months ended March 31, 2026 and $0.1 million in transaction losses in the three months ended March 31, 2025.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	March 31, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Escrow	$—	$30.1	$—	$—
Workers Compensation	—	2.6	—	2.6
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$32.8	$0.2	$2.7

The Company occasionally deposits cash into escrow accounts for financial assurance according to sales contracts and other contracts. In February 2026, the Company entered into an engineering, procurement and construction (“EPC”) contract with Fluor Federal Services, Inc. (“Fluor”), a third-party contractor, for the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant (“ACP”) in Piketon, Ohio.

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

	March 31, 2026			December 31, 2025
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$30.1	$10.5	$19.6	$21.1	$17.8	$3.3
Uranium	305.9	160.3	145.6	301.8	174.9	126.9
Total	$336.0	$170.8	$165.2	$322.9	$192.7	$130.2

(a)This includes inventories owed to suppliers for advances of uranium.

The Company may borrow SWU or uranium from customers, suppliers or fabricators, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using the projected and forecasted purchase price over the borrowing period.

In the three months ended March 31, 2025, the Company repaid SWU inventory loans borrowed from a customer valued at $26.5 million, by utilizing advances of SWU from the fabricator under an existing optimization agreement. In the three months ended March 31, 2026, the Company repaid $35.8 million of advances of SWU owed to the fabricator related to these SWU inventory loans.

The Company performs quarterly revaluations of Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in a decrease to the related liability of $0.6 million and an increase to the related liability of $2.1 million, for the three months ended March 31, 2026 and 2025, respectively.

5. INTANGIBLE ASSETS

Intangible assets originated from the Company’s reorganization and application of fresh start accounting as of the date the Company emerged from bankruptcy, September 30, 2014. The intangible asset related to the LEU segment backlog is amortized as the backlog, existing at emergence, is reduced, as a result of deliveries to customers. The intangible asset related to customer relationships is amortized using the straight-line method over the estimated average useful life of 15 years. Amortization expense is presented below gross profit on the Condensed Consolidated Statements of Operations and Comprehensive Income. Intangible asset balances are as follows (in millions):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$51.3	$3.3	$54.6	$50.6	$4.0
Customer relationships	68.9	52.8	16.1	68.9	51.7	17.2
Total	$123.5	$104.1	$19.4	$123.5	$102.3	$21.2

6. DEBT

The principal amounts of our long-term debt consists of the following (in millions):

Maturity	Interest Rate	March 31, 2026	December 31, 2025
2030	2.25%	$402.5	$402.5
2032	0%	805.0	805.0
Total		1,207.5	1,207.5

A summary of interest expense and amortization of debt issuance costs is as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Contractual interest expense	$2.3	$2.3
Amortization of debt issuance costs and discount	1.3	0.5
Total interest expense on debt	$3.6	$2.8

Convertible Notes

In November 2024, the Company issued $402.5 million of 2.25% Convertible Notes due 2030 and in August 2025, the Company issued $805.0 million of 0% Convertible Notes due 2032. There are no required principal payments prior to the maturity of the 2.25% Convertible Notes or the 0% Convertible Notes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1 of each year. The 0% Convertible Notes will not bear regular interest and the principal amount will not accrete.

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provided notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of April 30, 2026, no notes were converted during those periods. Additional terms and conditions of the 2.25% Convertible Notes and 0% Convertible Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt. As of both December 31, 2025 and March 31, 2026, none of the 8.25% Notes remained outstanding.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,868.2	$—	$—	$1,868.2	$1,957.2	$—	$—	$1,957.2
Deferred compensation asset (a)	0.5	—	—	0.5	0.5	—	—	0.5

Liabilities:
Deferred compensation obligation (a)	$0.5	$—	$—	$0.5	$0.5	$—	$—	$0.5

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

Other Financial Instruments

As of March 31, 2026, and December 31, 2025, the Condensed Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	March 31, 2026			December 31, 2025
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
2.25% Convertible Notes	$391.7	(b)	$816.1	$391.2	(c)	$1080.4
0% Convertible Notes	$784.5	(c)	$849.3	$783.7	(c)	$1089.8
(a) Estimated fair value is based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs.
(b)As of March 31, 2026 and December 31, 2025, the carrying value of the 2.25% Convertible Notes is net of $10.8 million and $11.3 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.
(c)As of March 31, 2026 and December 31, 2025, the carrying value of the 0% Convertible Notes is net of $20.5 million and $21.3 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees. The Company has one qualified defined benefit pension plan, one postretirement health and life benefit plan and two nonqualified plans.

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Service costs	$0.1	$0.1
Interest costs	0.4	0.4
Expected return on plan assets (gains)	(0.5)	(0.5)
Net periodic benefit costs (credits)	$—	$—

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended March 31,
	2026	2025
Interest costs	$1.1	$1.1
Net periodic benefit costs	$1.1	$1.1

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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
	2026	2025
Numerator (in millions):
Net income	$10.0	$27.2

Denominator (in thousands):
Average common shares outstanding - basic	19,773	16,982
Potentially dilutive shares related to equity-compensation awards	46	66
Potentially dilutive shares related to 2.25% Convertible Notes	2,459	—
Potentially dilutive shares related to 0% Convertible Notes	168	—
Average common shares outstanding - diluted	22,446	17,048

Net income (loss) per share (in dollars):
Basic	$0.51	$1.60
Diluted	$0.45	$1.60

10. STOCKHOLDERS’ EQUITY

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 258,197 shares of its Class A Common Stock at the market price in the three months ended March 31, 2025 for a total of $26.1 million. After expenses and commissions paid to the Agents, the Company’s proceeds totaled $25.4 million in the three months ended March 31, 2025. Additionally, the Company recorded direct costs of $0.1 million in the three months ended March 31, 2025 related to the issuance. As of June 30, 2025, the ATM offering was completed. The Company did not issue any shares of its Class A Common Stock under the ATM offerings in the three months ended March 31, 2026.

The shares of Class A Common Stock were issued pursuant to the Company’s 2023 shelf registration statement on Form S-3 (File No. 333-272984), which was filed with the SEC on June 28, 2023 and became effective on July 10, 2023. This filing was supplemented by prospectus supplements dated February 9, 2024 and May 9, 2025, respectively. Pursuant to this shelf registration statement, the Company may offer and sell up to an aggregate of $200.0 million in securities.

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

The Class A Common Stock issued for the 2022-2024 performance period were issued in March 2025. The Class A Common Stock issued for the 2023-2025 performance period were issued in March 2026. Under the terms of the incentive plan, the Company withheld $0.3 million of shares for the shares issued in both March 2025 and March 2026 to fund the tax withholding obligations of the share recipients.

The Company has also issued time-based restricted stock units periodically in connection with onboarding new executive officers.

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

Engineering, Procurement and Construction Contract

On February 9, 2026, ACO entered into an EPC contract with Fluor Federal Services, Inc. (“Fluor”), a third-party contractor, for the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant (ACP) in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance.

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

The contract may be terminated or suspended by ACO or Fluor for cause, or by ACO for convenience, in which case Fluor is entitled to compensation for services and any applicable fee provided through termination. In the event of cancellation by ACO for reasons other than Fluor’s default, Fluor is also entitled to a cancellation fee in the initial amount of $24.0 million on February 9, 2026, subsequently decreasing by $2.0 million per month until reaching $0.

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

On November 24, 2025, the Company, Enrichment Corp., and five other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Julia Dunham in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Dunham Complaint”). In November 2015, Cheyenne Dunham, who was nineteen years old, passed away due to complications following a bone marrow transplant. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Ms. Dunham’s death and seeks monetary damages. On March 23, 2026, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the Dunham Complaint, which motion is now pending. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

	Three Months Ended March 31,
	2026	2025
Revenue
LEU segment:
Separative work units	$41.6	$51.3
Uranium	3.0	—
Intersegment revenue, eliminated on consolidation	6.8	—
Total	51.4	51.3
Technical Solutions segment	32.1	21.8
Total	83.5	73.1
Elimination of intersegment revenue	(6.8)	—
Total revenue	$76.7	$73.1

Cost of Sales
LEU segment:
Separative work units and uranium	$16.7	$20.1
Intersegment cost of sales, eliminated on consolidation	4.6	—
Total	21.3	20.1
Technical Solutions segment	28.5	20.1
Total	49.8	40.2
Elimination of intersegment cost of sales	(4.6)	—
Total cost of sales	$45.2	$40.2

Segment Gross Profit
LEU segment:
LEU segment	$27.9	$31.2
Intersegment gross profit (loss), eliminated on consolidation	2.2	—
Total	30.1	31.2
Technical Solutions segment:
Technical Solutions	3.6	1.7
Total	3.6	1.7
Elimination of intersegment gross profit (loss)	(2.2)	—
Gross profit	$31.5	$32.9

Reconciliation to Income before income taxes
Advanced technology costs	$18.9	$3.0
Selling, general and administrative	10.0	8.3
Amortization of intangible assets	1.8	1.1
Nonoperating components of net periodic benefit loss	1.0	0.9
Interest expense	4.0	3.4
Investment income	(17.0)	(7.3)
Extinguishment of long-term debt	—	(11.8)
Other expense, net	0.3	0.1
Income before income taxes	$12.5	$35.2

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to the chief operating decision maker (“CODM”), the CEO. The CODM uses revenue, cost of sales and gross profit to allocate resources (including personnel and financial or capital resources) for each segment, predominantly in the annual budget and quarterly financial review and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using revenue, cost of sales and gross profit when making decisions about allocating capital and personnel to the segments. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Condensed Consolidated Balance Sheet, were located in the United States as of March 31, 2026 and December 31, 2025.

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended March 31, 2026, three customers in the LEU segment individually represented $18.5 million, $14.2 million, and $8.8 million of revenue, respectively. One customer in the Technical Solutions segment individually represented $31.5 million of revenue in the three months ended March 31, 2026.

In the three months ended March 31, 2025, one customer in the LEU segment individually represented $47.6 million of revenue and one customer in the Technical Solutions segment individually represented $21.7 million of revenue.

13. GOVERNMENT INCENTIVES

On January 5, 2026, the DOE announced that Centrus subsidiary, ACO, was awarded a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The award also includes options, at the DOE’s discretion, for up to $170.0 million to produce and deliver HALEU to the DOE. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded.

14. SUBSEQUENT EVENT

In April 2026, Centrus announced that it has selected Geiger Brothers, Inc. (“Geiger Brothers”) as the construction contractor for the expansion of our uranium enrichment capacity in Piketon, Ohio. Fluor is serving as the project’s EPC contractor, while Geiger Brothers will conduct the on-the-ground construction work in Ohio.

The contract provides for compensation on a time and materials basis at agreed labor rates with a performance period through January 2031. The total price paid to the Geiger Brothers will depend on the scope of the services authorized by the Company in accordance with the terms of the contract.

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

Overview

Centrus Energy Corp., a Delaware corporation (“Centrus,” the “Company,” “we” or “us”), is a trusted supplier of nuclear fuel components for the nuclear power industry, which provides a reliable source of carbon free energy and provides enrichment and technical services for public and private customers. References to “Centrus,” the “Company”, “our”, or “we” include Centrus Energy Corp. and its wholly owned subsidiaries as well as the predecessor to Centrus, unless the context indicates otherwise.

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

Published spot price indicators for SWU reached previous historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices declined more than 75%, bottoming out in August 2018 at $34 per SWU. This was followed by a period of price increases, reaching $200 per SWU by December 31, 2025, which surpassed the previous historic high. As of March 31, 2026, spot prices remained steady at $200 per SWU. This represents an increase of 488% over the 2018 historic low. This surge in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of the war in Ukraine, coupled with growing interest in nuclear power as a source of reliable carbon-free energy. The contemplation of the imposition of tariffs on LEU, if ultimately imposed, may put additional upward pressure on the price of SWU.

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

Our Technical Solutions segment is committed to the restoration of America’s domestic uranium enrichment production capabilities for LEU and HALEU, in order to play a critical role in meeting U.S. national security and energy security requirements and advancing America’s clean energy, energy security, and national security objectives. Our Technical Solutions segment is also focused on repairing broken and vulnerable supply chains, providing clean energy jobs, and supporting the communities in which we operate. Our goal is to deliver major components of the next-generation nuclear fuels that will provide reliable carbon-free power around the world.

The Company’s work on HALEU began under the HALEU Demonstration Contract, signed with the DOE in 2019 to construct a cascade of 16 AC100M centrifuges in Piketon, Ohio to demonstrate HALEU production. Following the HALEU Demonstration Contract, in November 2022, the DOE awarded the HALEU Operation Contract to the Company with an initial base contract value of approximately $150.0 million in two phases through 2024, with three optional periods for up to nine additional years of production beyond the base contract. Those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations.

In November 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1 of the HALEU Operation Contract. As a result of delays in obtaining 5B Cylinders DOE is contractually obligated to provide under the HALEU Operation Contract, Phase 2 of the HALEU Operation Contract was extended through June 2025, when Centrus contractually delivered the Phase 2 production target of 900 kilograms of HALEU to DOE, completing Phase 2. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE amended the HALEU Operation Contract to divide the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. In conjunction with the amendment, the DOE exercised Option 1a — launching Phase 3 of the contract effective June 30, 2025, with a period of performance through June 30, 2026. As of March 31, 2026, Option 1a is funded for the contract value of $108.2 million. The current fiscal year 2027 DOE budget proposal does not include funding for the operation of this cascade.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity. The DOE owns any HALEU produced from the demonstration cascade. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

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

On January 5, 2026, the DOE announced one LEU and two HALEU task order awards to three companies for $900 million each, including one $900 million task order to Centrus subsidiary, ACO, under the HALEU Production Contract. Centrus was not selected for a task order award under the LEU Production Contract. Centrus remains eligible to compete for any future LEU or HALEU task orders from the DOE should additional funding become available, but additional government funding has not been requested or announced.

The DOE has not yet issued any RFP under the HALEU Deconversion Contract. Centrus plans to compete for any future task orders under this contract.

The $900 million task order award to ACO under the HALEU Production Contract calls for the Company to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The award also includes options, exercisable at the DOE’s discretion, for up to an additional $170.0 million to produce and deliver HALEU to the DOE. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded or whether we will successfully perform any awarded contract.

In November 2024, the Company announced an anticipated $60 million investment over an 18-month period to expand the capacity of its centrifuge manufacturing facility in Oak Ridge, Tennessee. In January 2025, the Company announced plans to invest more than $560 million over several years to transition its Oak Ridge centrifuge manufacturing plant to high-rate manufacturing and support the production of thousands of advanced centrifuges. Centrifuge manufacturing began in Oak Ridge in December 2025, with the first new centrifuges expected to come online in Ohio in 2029.

In September, 2025, the Company announced plans for a major expansion of its uranium enrichment capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

In December 2025, the Company initiated design work on a 150,000 square foot training, operations and maintenance facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the Company's plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the American Centrifuge Plant in Piketon, Ohio. Construction activities began in early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations.

Also in December 2025, the Company began domestic centrifuge manufacturing to support commercial LEU enrichment activities at its Piketon, Ohio, facility. This enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States' uranium enrichment history. Centrus plans to leverage its pending multi-billion-dollar uranium enrichment expansion to meet its growing backlog of $2.4 billion in contingent LEU sales to U.S. and international customer contracts, along with commercial-scale HALEU production. There is no assurance that the Company will successfully complete the announced expansion of its uranium enrichment capacity in Piketon, Ohio, or execute plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

The Company was selected for the $900 million task award from DOE on January 5, 2026. Later that month, the Company announced plans to invest more than $560 million over several years to transition its Oak Ridge centrifuge manufacturing plant to high-rate manufacturing and support the production of thousands of advanced centrifuges. Centrifuge manufacturing began in Oak Ridge in December 2025, with the first new centrifuges expected to come online in Ohio in 2029.

In February 2026, ACO entered into an engineering, procurement and construction contract with Fluor Federal Services, Inc. (“Fluor”), a third-party contractor, for the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance.

Under the contract, Fluor’s services will include design, engineering, procurement, construction and construction management, and related services to support full commercial HALEU and LEU operations. Fluor will be reimbursed amount for all costs incurred in connection with the relevant work (such as labor, equipment, materials, and other direct costs), plus other agreed upon margins. ACO will fund the services by establishing a zero-balance and escrow general disbursement account that will be administered in accordance with agreed-upon procedures. ACO will authorize funds incrementally in accordance with stage gates and Fluor’s performance is limited by the authorized funding. The total price paid to Fluor will depend on the scope of the services authorized by the ACO, in accordance with the terms of the contract.

The contract may be terminated or suspended by ACO or Fluor for cause, or by ACO for convenience, in which case Fluor is entitled to compensation for services and any applicable fee provided through termination. In the event of cancellation by ACO for reasons other than Fluor’s default, Fluor is also entitled to a cancellation fee in the initial amount of $24.0 million on February 9, 2026, subsequently decreasing by $2.0 million per month until reaching $0.

In April 2026, Centrus entered into a contract with Geiger Brothers, Inc. (“Geiger Brothers”) as the construction contractor for the expansion of our uranium enrichment capacity in Piketon, Ohio. Fluor is serving as the project’s EPC contractor, while Geiger Brothers will conduct the on-the-ground construction work in Ohio.

In March 2026, Centrus announced that the Company is exploring a joint venture with Oklo Inc. (“Oklo”) focused on deconversion services for HALEU – which currently does not exist commercially. Activities under this contemplated joint venture would occur at Centrus’ site in Piketon, Ohio, to be co-located with Centrus’ enrichment operations and adjacent to Oklo’s planned 1.2 GW power campus.

Centrus believes developing enrichment and deconversion services at its Piketon location will raise efficiency, expand domestic capacity, and help solve what is widely viewed as a potential nuclear fuel bottleneck to the pace of large-scale deployment of advanced nuclear power technology. There are numerous HALEU-fueled reactor technologies under development today in the U.S., each of which may have its own separate fuel fabrication plant to meet the unique requirements of the design. A central hub for deconversion services co-located with HALEU enrichment could eliminate the need for each fuel fabrication facility to establish its own deconversion line and could simplify and reduce the cost of shipping HALEU. Centrus and Oklo plan to explore opportunities for potential coordination of regulatory and research and development activities, including joint engagement with U.S. federal agencies to propose solutions that support co-location of deconversion and enrichment services.

The Qualifying Advanced Energy Project Credit (“§48C”) was established by the American Recovery and Reinvestment Act of 2009 and renewed and expanded under the IRA. The §48C program aims to strengthen U.S. industrial competitiveness and clean energy supply chains. On October 18, 2024, the Company submitted an application for a clean energy manufacturing and recycling project associated with re-equipping our manufacturing property at our manufacturing facility in Oak Ridge. This will recreate a viable enrichment supply chain and allow ACO to manufacture centrifuge parts to be used in centrifuge machines to enrich uranium. Our application requested an allocation of $62.4 million based on a qualified investment in eligible property of $208.0 million made by Centrus. On January 10, 2025, the Company was informed that the Internal Revenue Service (“IRS”) granted our request for a $62.4 million credit allocation for this facility. Centrus has until January 10, 2027 to provide evidence that the requirements of the credit have been met thus certifying our credit allocation. Upon certification of our credit allocation, we then have two years from that date to notify the DOE that the qualified investment in eligible property is placed in service to receive the credit allocation. It is uncertain how Executive Order 14154, “Unleashing American Energy,” will impact the IRS determination regarding our application request. For further discussion on Executive Order 14154, “Unleashing American Energy,” refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025.

On November 7, 2024, the Company issued 2.25% Convertible Notes with an aggregate principal amount of $402.5 million, due November 1, 2030, unless earlier repurchased, redeemed or converted. On August 18, 2025, the Company issued 0% Convertible Notes with an aggregate principal amount of $805.0 million, due August 15, 2032, unless earlier repurchased, redeemed or converted. The proceeds from the 2.25% Convertible Notes and the 0% Convertible Notes have been or will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1, of each year, beginning on May 1, 2025. There are no required principal payments prior to the maturity of the 0% Convertible Notes or the 2.25% Convertible Notes.

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt.

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provided notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of April 30, 2026, no notes were converted during those periods.

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

While the monthly price indicators have increased for several years, the uranium enrichment segment of the nuclear fuel market remains oversupplied and faces uncertainty about future demand for nuclear power generation. However, without Russian supply, the global market would be undersupplied for uranium enrichment. Recent data from the International Trade Commission shows a significant increase in the importation of enriched uranium into the U.S. from China beginning in 2023. If this trend continues, it will likely result in significant changes in the competitive landscape that will affect pricing trends, affect customer spending patterns, create uncertainty and will likely have a negative impact on our business. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

According to the WNA, as of March 2026, there were 78 reactors under construction worldwide, approximately one-half of which are in China. The United States, with 94 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years. Eight U.S. reactors have prematurely shut down in the past ten years, and others could shut down in the next few years. At the same time, construction was completed, and commercial operations began in the second quarter of 2024 on one large reactor and two formerly shutdown reactors have plans to restart.

The IEA projects that global nuclear energy generation will grow substantially in the next three decades. In the IEA’s 2025 World Energy Outlook, nuclear generation is forecasted to grow by 38% by 2035 and 62% by 2040 under the “Stated Policies” scenario. In the “Net Zero Emissions by 2050” scenario, nuclear generation would grow by 70% by 2035 and more than double by 2040.

# Total World Nuclear Generation (TWh)

7000
6000
5000
4000
3000
2000
1000
0
2024
2035
2040
2045
2050
Stated Policies
Net Zero Emissions

Source: International Energy Agency, *2025 World Energy Outlook*, Tables A.3b and A.3c

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. In Japan, 15 reactors have restarted, and an additional 10 reactors are in the process of restart approval. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

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

The war in Ukraine escalated tensions between Russia and the international community. As a result, the United States and other countries imposed, including through the United States’ enactment of the Import Ban Act discussed below, and may continue imposing, additional sanctions, tariffs, and export controls against certain Russian products, services, organizations, and/or individuals and Russia passed the Russian Decree as discussed below. Such additional restrictions, and any Russian response thereto, could affect our ability to purchase, take delivery of, transport, or re-sell Russian uranium enrichment, engage in transactions with TENEX, or implement the TENEX Supply Contract, which would have a negative material impact on our business. Further, tariffs or sanctions by the United States, Russia or other countries may impact our ability and the cost to transport, export, import, take delivery, or make payments related to the LEU we purchase and may require us to increase purchases from non-Russian sources to the extent available. For example, due to restrictions imposed by Canada on the ability of Canadian persons and entities to provide ocean transportation services to Russia, a permit is required for our shipper, a Canadian company, to transport the LEU that we procure under the TENEX Supply Contract to the United States. A Canadian permit issued to our shipper was extended to March 2027, but for so long as the sanctions remain in place, the shipper will require further extensions beyond the expiration of the permit for continued shipments of LEU imports.

In response to the war in Ukraine, on May 13, 2024, the U.S enacted the Import Ban Act which banned imports of LEU from Russia into the U.S. beginning August 11, 2024, subject to issuance of waivers by the DOE. In accordance with the instructions published by the DOE, in 2024, the Company filed waiver request applications with the DOE and has received waivers allowing importation of LEU from Russia for deliveries already committed by the Company to its (i) U.S. customers in years 2024 through 2027 and (ii) foreign customers for processing and reexport. On December 11, 2024, the Company filed a third waiver request application to allow for importation of LEU from Russia in 2026 and 2027 for use in future sales to our U.S. customers. The U.S. ban on imports of Russian LEU, without the grant of additional timely waivers, would have a negative material impact on our business. Through 2027, well over one-half of the LEU that we expect to deliver to customers was sourced under the TENEX Supply Contract. While we have other sources of supply, they are not sufficient to replace the TENEX supply. It is uncertain whether any waiver would be granted in response to our pending or any potential future applications and, if granted, whether any waiver would be granted in a timely manner for us to benefit from it.

On November 14, 2024, the government of the Russian Federation passed the Russian Decree, which has been extended through December 31, 2027, that rescinded TENEX’s general license to export LEU to the United States or to entities registered in the United States. TENEX is required to obtain a specific export license from the Russian authorities for each shipment to Centrus through 2027. Except for isolated delays, TENEX has received specific licenses to satisfy shipments to Centrus in the regular course of business. However, Centrus has been informed that there is no certainty whether additional licenses will be issued by the Russian authorities and if issued, whether they will be issued in a timely manner and not rescinded prior to the shipment taking place.

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

On April 15, 2025, the President of the United States signed an Executive Order initiating a DOC investigation under Section 232 of the Trade Expansion Act of 1962, to determine whether imports of processed critical minerals, including uranium, and their derivative products threaten to impair national security. Following the investigation, on January 14, 2026, the President issued Proclamation 11001, which directed the Secretary of Commerce and the United States Trade Representative (“USTR”) to pursue negotiations with trading partners over the subsequent 180 days to ensure the United States maintains adequate supplies of critical minerals while mitigating supply-chain vulnerabilities affecting processed critical minerals and their derivative products. Proclamation 11001 indicated that, depending on the status or outcome of those negotiations, alternative remedies may be considered in the future, including the imposition of an additional sectoral tariff. The imposition of new or increased tariffs on these products or other trade restrictions from our international suppliers could significantly increase our costs and have a material adverse effect on our financial position and results of operations.

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation and other services, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. For example, effective January 10, 2025, the U.S. Secretary of the Treasury, made a determination pursuant to section l(a)(i) of Executive Order 14024, to apply certain sanctions to any person determined, pursuant to that section, to operate or have operated in “the energy sector of the Russian Federation economy.” TENEX’s financial institutions have had challenges in accepting payments denominated in U.S. dollars and the Company and TENEX had for a period of time agreed to delay certain payments under the TENEX Supply Contract as the parties reviewed payment processing options. Additionally, on April 17, 2025, the Office of the USTR released a notice issuing the results of its investigation into China’s dominance in the maritime, logistics, and shipbuilding sectors pursuant to Section 302(a) of the Trade Act of 1974, as amended. The USTR imposed new service fees on Chinese-built vessels entering U.S. ports above certain capacity. Our shipper of Russian LEU from Russia to the U.S. uses ships manufactured in China which happen to be exempt from the new fees under this notice. However, these fees would be significant if they were to be imposed on our shipper. If the USTR changes its position and does not exempt the type of vessel our shipper uses, then the additional fees imposed on our shipper for docking at U.S. ports would be cost prohibitive, would have a significant impact on our ability to transport Russian LEU and would also have a material adverse effect on our financial position and results of operations. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government.

Given all the foregoing, we continue to monitor the situation closely in order to address the potential impact of any new sanctions, or restrictions on the Company or potential tariffs on products it imports or purchases from foreign suppliers and possible mitigation thereof.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

Operating Results

Our revenues, operating results, and cash flows can fluctuate significantly from quarter to quarter and year to year. Our LEU segment backlog consists primarily of long-term, fixed commitment contracts and contingent sales commitments, and we have visibility on a significant portion of our revenue for 2026-2030, although our revenue is subject to material adverse impacts from the Import Ban Act and the Russian Decree.

Our future operating results are subject to uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:
•Our ability to obtain additional waivers to allow us to import LEU from Russia for future sales to our customers, given the enactment of the Import Ban Act;
•The ability of TENEX to obtain, or timely obtain, and the willingness of TENEX to continue to request, additional licenses to export LEU from Russia so that we may continue supplying LEU to our customers, given the enactment of the Russian Decree;
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
•Our ability to be awarded additional task orders under any of the HALEU Deconversion Contract or HALEU Production Contract;
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

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

Backlog

The Company’s backlog is $3.9 billion and $3.8 billion as of March 31, 2026 and December 31, 2025, respectively, and extends to 2040. The backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of March 31, 2026 and December 31, 2025, our backlog was approximately $3.1 billion and $2.9 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments. Of the $3.1 billion, approximately $2.4 billion represents contingent LEU sales contracts and commitments, all of which are under definitive agreements, in support of potential construction of LEU production capacity at the Piketon, Ohio facility. The contingent sales commitments depend on our ability to secure substantial public and private investment necessary to build new enrichment capacity. The LEU segment backlog also includes approximately $0.1 billion of deferred revenue and advances from customers as of March 31, 2026, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to other significant risks and uncertainties, including existing trade laws and restrictions such as the RSA, Import Ban Act, and the Russian Decree, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2034. As of both March 31, 2026 and December 31, 2025, our backlog was approximately $0.8 billion and $0.9 billion, respectively. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 58% of our total revenue for the three months ended March 31, 2026. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 44% of revenue from our LEU segment since 2024. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride or uranium concentrates to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the three months ended March 31, 2026 averaged approximately $13.7 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results period over period.

Utility customers, in general, have the option to make payment but defer receipt of SWU and uranium products purchased from Centrus beyond the contractual sale period, resulting in the deferral of revenue recognition and related costs. Refer to Note 2, Revenue and Contracts with Customers, of the Financial Statements for further details.

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

The Import Ban Act, which bans the importation of LEU from Russia, may severely limit importation through 2027. Notwithstanding our ability to obtain waivers under the Import Ban Act, the Russian Decree, which prohibits the exportation of Russian LEU without a license, may severely limit exportation of LEU from Russia through December 31, 2027. This has drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 43% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may partially mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment, but this capacity will take a number of years and significant funding from private and/or government sources to come online. Centrus is seeking public and private funding to deploy new production capacity at its Piketon, Ohio plant to help meet the need for new, domestic supplies of enriched uranium.

The following chart summarizes SWU long-term price and SWU and UF6 spot price indicators, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
0
50
100
150
200
250
300
350
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25
Dec-25
Mar-26
SWU long-term price indicator ($/SWU)
SWU spot price indicator ($/SWU)
UF6 spot price indicator ($/KgU)

        * Source: Nuclear Market Review, a TradeTech publication, www.uranium.info

Our contracts with customers are denominated primarily in U.S. dollars, and, although revenue has not been materially affected by changes in the foreign exchange rate of the U.S. dollar, we may have a competitive price advantage or disadvantage in obtaining new contracts in a competitive bidding process depending upon the weakness or strength of the U.S. dollar. Under customer contracts with deliveries from 2023 to 2025 and 2026 to 2030, respectively, payments are denominated in euros, and subject to exchange rate risk. Costs of our primary competitors are denominated in other currencies. Our contracts with suppliers are primarily denominated in U.S. dollars. We have a SWU supply agreement, that commenced in 2023, with prices payable in a combination of U.S. dollars and euros but with a contract-defined exchange rate.

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

Results of Operations

Segment Information

The following tables present elements of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$41.6	$51.3	$(9.7)	(19)%
Uranium revenue	3.0	—	3.0	n/a
Total	44.6	51.3	(6.7)	(13)%
Cost of sales	16.7	20.1	(3.4)	(17)%
Gross profit	$27.9	$31.2	$(3.3)	(11)%

Technical Solutions segment
Revenue	$32.1	$21.8	$10.3	47%
Cost of sales	28.5	20.1	8.4	42%
Gross profit	$3.6	$1.7	$1.9	112%

Total
Revenue	$76.7	$73.1	$3.6	5%
Cost of sales	45.2	40.2	5.0	12%
Gross profit	$31.5	$32.9	$(1.4)	(4)%

Revenue

Revenue from the LEU segment was $44.6 million and $51.3 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $6.7 million (or 13%). SWU revenue decreased by $9.7 million as a result of a 47% decrease in the volume of SWU sold, partially offset by a 52% increase in the average price of SWU sold. The Company had uranium revenue of $3.0 million for the three months ended March 31, 2026.

Revenue from the Technical Solutions segment was $32.1 million and $21.8 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $10.3 million (or 47%). The increase in revenue is primarily attributable to a $9.8 million increase in revenue generated by the HALEU Operation Contract, while the remaining change is related to other contracts. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phases 2 and 3 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $16.7 million and $20.1 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $3.4 million (or 17%). SWU costs decreased as a result of a 47% decrease in the volume of SWU sold, partially offset by a 45% increase in the average unit cost of SWU sold. Uranium costs increased primarily as a result of an increase in the volume of uranium sold.

Cost of sales for the Technical Solutions segment was $28.5 million and $20.1 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $8.4 million (or 42%). The increase is primarily attributable to an $8.2 million increase in costs incurred under the HALEU Operation Contract, while the remaining change is attributable to other contracts.

Gross Profit

Gross profit for the LEU segment was $27.9 million and $31.2 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $3.3 million (or 11%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The decrease for the three months ended March 31, 2026 was primarily due to the composition of contracts in the current quarter, compared to the prior quarter.

Gross profit for the Technical Solutions segment was $3.6 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $1.9 million (or 112%). The increase was primarily attributable to the factors discussed above. Because of the delay in completing Phase 2 of the HALEU Operation Contract, DOE extended the Phase 2 period of performance through January 31, 2026. Costs incurred subsequent to November 2024 have not yet been subject to a fee as this portion of Phase 2 remains undefinitized and is subject to negotiation.

Non-Segment Information

The following tables present elements of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Gross profit	$31.5	$32.9	$(1.4)	(4)%
Advanced technology costs	18.9	3.0	15.9	530%
Selling, general and administrative	10.0	8.3	1.7	20%
Amortization of intangible assets	1.8	1.1	0.7	64%
Operating income	0.8	20.5	(19.7)	(96)%
Nonoperating components of net periodic benefit loss	1.0	0.9	0.1	11%
Interest expense	4.0	3.4	0.6	18%
Investment income	(17.0)	(7.3)	(9.7)	(133)%
Extinguishment of long-term debt	—	(11.8)	11.8	100%
Other expense, net	0.3	0.1	0.2	200%
Income before income taxes	12.5	35.2	(22.7)	(64)%
Income tax expense	2.5	8.0	(5.5)	(69)%
Net income and comprehensive income	$10.0	$27.2	$(17.2)	(63)%

Advanced Technology Costs

Advanced technology costs were $18.9 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $15.9 million (or 530%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our enrichment capability. The increase is due to costs associated with our previously announced expansion projects at Oak Ridge and Piketon.

Investment Income

Investment income was $17.0 million and $7.3 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $9.7 million (or 133%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 0% Convertible Notes in August 2025 and proceeds from the issuance of Class A Common Stock under our ATM program in the second and fourth quarters of 2025.

Extinguishment of Long-Term Debt

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all of the outstanding 8.25% Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the 8.25% Notes in the year ended December 31, 2025.

Income Tax Expense

Income tax expense was $2.5 million and $8.0 million in the three months ended March 31, 2026 and 2025, respectively, a decrease of $5.5 million (or 69%). Income tax expense for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements on Form 10-K for the year ended December 31, 2025.

Net Income and Comprehensive Income

Net income was $10.0 million and $27.2 million for the three months ended March 31, 2026 and 2025, respectively, a decrease of $17.2 million (or 63%). The decrease was primarily attributable to an increase in advanced technology costs of $15.9 million and a decrease in extinguishment of long-term debt of $11.8 million. This was partially offset by an increase of $9.7 million in investment income and a decrease of $5.5 million in income tax expense, as discussed above.

Non-GAAP Results of Operations

The Company measures Operating Income, Net Income and Net Income per Share both on a GAAP basis and on an adjusted basis (“Adjusted Operating Income”, “Adjusted Net Income” and “Adjusted Net Income per Share”) to exclude short-term, non-capitalizable costs related to the expansion of our operations in Piketon, Ohio and Oak Ridge, Tennessee to scale up uranium enrichment operations (“Growth Costs”) and stock-based compensation. Growth Costs relate to the initial phase of our expansion projects (e.g. manufacturing readiness and the training and onboarding of new employees) and are included as Advanced Technology Costs on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company expects to stop expensing Growth Costs as costs related to our expansion projects become capitalizable. We incur expense related to stock-based compensation which are included as Selling, General and Administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

We believe Adjusted Operating Income, Adjusted Net Income and Adjusted Net Income per Share, which are non-GAAP financial measures, provide investors with additional understanding of the Company’s overall financial performance as well as its strategic financial planning analysis and period-to-period comparability. These metrics are useful to investors because they reflect how management evaluates the Company’s ongoing operating performance from period-to-period after removing certain transactions and activities that affect comparability of the metrics and are not reflective of the Company’s core operations.

Our calculation of Adjusted Operating Income, Adjusted Net Income, and Adjusted Net Income per Share may not be comparable to similarly named measures reported by other companies.

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	GAAP	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)	GAAP	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)
Gross profit	31.5	—	—	31.5	32.9	—	—	32.9
Advanced technology costs	18.9	(17.0)	—	1.9	3.0	(1.3)	—	1.7
Selling, general and administrative	10.0	—	(0.4)	9.6	8.3	—	(0.5)	7.8
Amortization of intangible assets	1.8	—	—	1.8	1.1	—	—	1.1
Operating income	0.8	17.0	0.4	18.2	20.5	1.3	0.5	22.3
Nonoperating components of net periodic benefit loss	1.0	—	—	1.0	0.9	—	—	0.9
Interest expense	4.0	—	—	4.0	3.4	—	—	3.4
Investment income	(17.0)	—	—	(17.0)	(7.3)	—	—	(7.3)
Extinguishment of long-term debt	—	—	—	—	(11.8)	—	—	(11.8)
Other expense, net	0.3	—	—	0.3	0.1	—	—	0.1
Income before income taxes	12.5	17.0	0.4	29.9	35.2	1.3	0.5	37.0
Income tax expense	2.5	3.8	0.1	6.4	8.0	0.3	0.1	8.4
Net income and comprehensive income	$10.0	$13.2	$0.3	$23.5	$27.2	$1.0	$0.4	$28.6

Net income per share:
Basic	$0.51	$0.67	$0.01	$1.19	$1.60	$0.06	$0.02	$1.68
Diluted	$0.45	$0.59	$0.01	$1.05	$1.60	$0.06	$0.02	$1.68
Average number of common shares outstanding (in thousands):
Basic	19,773	—	—	19,773	16,982	—	—	16,982
Diluted	22,446	—	—	22,446	17,048	—	—	17,048

Liquidity and Capital Resources

As of March 31, 2026, the Company had a consolidated cash and cash equivalents balance of $1.9 billion. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the Import Ban Act and our ability to obtain additional waivers thereunder, the impact of the Russian Decree and the ability of TENEX to secure export licenses thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

In November 2022, the DOE awarded the HALEU Operation Contract to the Company with an initial base contract value of approximately $150.0 million in two phases through 2024, with three optional periods for up to nine additional years of production beyond the base contract. Those options are at the DOE’s sole discretion and subject to the availability of Congressional appropriations.

In November 2023, the Company announced that it made its first contractual delivery of HALEU UF6 to the DOE, completing Phase 1. During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 for one production year, as well as continued operations and maintenance of the cascade. Phase 2 included an initial contract value of approximately $90.0 million and compensation on a cost-plus-incentive-fee-basis. The DOE owns the HALEU produced from the demonstration cascade. The DOE extended the HALEU Operation Contract Phase 2 period of performance through January 31, 2026 to allow the Company to complete outstanding change orders. As of March 31, 2026, the Phase 2 contract value and related funding is approximately $170.1 million. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under contract modifications.

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

On January 5, 2026, the DOE announced that Centrus subsidiary, ACO, was awarded a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The award also includes options, at the DOE’s discretion, for up to an additional $170.0 million to produce and deliver HALEU to the DOE. The task order is subject to negotiation of a definitive agreement and there are no guarantees about whether or when funding by the DOE for such expansion would be awarded.

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and the reactors that will use these fuels to come to market. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

If funding of gas centrifuge technology by the U.S. government is reduced or discontinued, or we are not awarded the option to continue to operate the cascade or expand it, such actions may have a material adverse impact on our ability to deploy the American Centrifuge technology and on our liquidity. If funding under U.S. federal government programs or contracts and subcontracts, including under the HALEU Operation Contract, HALEU Deconversion Contract, or HALEU Production Contract, is delayed, reduced or terminated, as a result of the changes in the prevailing policies and budgetary priorities of the incumbent administration or otherwise, it could have a material adverse impact on our operations, including our ability to deploy the American Centrifuge technology.

Further, any sanctions or other restrictions, including the Import Ban Act banning LEU imports from Russia and the Russian Decree prohibiting LEU exports out of Russia in the absence of a license, represent a significant risk to our business as we rely on the TENEX Supply Contract as a significant supply source to meet our delivery obligations. Such restrictions on LEU imports to the U.S. or exports from Russia could have a material impact on our operations and liquidity. For further discussion, please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

We expect to increase our capital expenditures by approximately several hundred million, driven by ongoing investments and a strategic shift towards our manufacturing readiness plan and Ohio expansion. We expect that our strong liquidity position will support our capital expenditures, although we are monitoring inflationary pressures that may affect the cost of materials and equipment.

Expansion of Manufacturing Capacity in Oak Ridge, Tennessee

On November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and expanding its manufacturing capacity at our facility in Oak Ridge, Tennessee. The Company is investing $60.0 million over an 18 month period which lays the groundwork to support a potential large-scale expansion of uranium enrichment in Piketon, Ohio. This was followed with an announcement on January 23, 2026 that the Company plans to invest more than $560.0 million over the next several years to transition the facility to a high-rate manufacturing plant and support the production of thousands of advanced centrifuges in Oak Ridge, Tennessee. The first new centrifuges produced in Oak Ridge are expected to come online in Ohio in 2029.

Expansion of Uranium Enrichment Capacity in Piketon, Ohio

On September 25, 2025, Centrus announced plans for a major expansion of its uranium capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

In December 2025, the Company initiated design work on a 150,000 square foot training, operations and maintenance facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the Company's plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the American Centrifuge Plant in Piketon, Ohio. Construction activities began in early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations. Also in December 2025, the Company began domestic centrifuge manufacturing to support commercial LEU enrichment activities at the Piketon, Ohio, facility. This strategic move enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States' uranium enrichment history. Centrus plans to leverage its multi-billion-dollar uranium enrichment expansion to meet its growing backlog of $2.4 billion in contingent LEU sales to U.S. and international customer contracts, and targets future commercial-scale production of HALEU, as well.

In March 2026, Centrus announced a partnership with Palantir to apply Palantir’s artificial intelligence (“AI”)-driven software tools in support of the American Centrifuge Plant expansion. Through this partnership, Centrus is leveraging Palantir’s Foundry and Artificial Intelligence Platform to integrate disparate systems across classified and unclassified environments and utilize AI to optimize project controls, engineering, manufacturing execution, supply chain management, and regulatory compliance.

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

Section 6418 was added to the Internal Revenue Code as part of the IRA and allows certain eligible taxpayers to elect to transfer certain clean energy tax credits to unrelated taxpayers for cash rather than use the credits to offset their U.S. federal income tax liability. The Company expects that we will be able to monetize all credit allocations received from §48C by transferring them to unrelated taxpayers for cash. It is unclear how the January 20, 2025 Executive Order 14154, “Unleashing American Energy,” will impact the IRS determination regarding our application request.

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

Cash Flow

The change in cash, cash equivalents and restricted cash from our Condensed Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Three Months Ended March 31,
	2026	2025
Cash (used in) provided by operating activities	$(35.1)	$36.5
Cash used in investing activities	(23.2)	(2.1)
Cash used in financing activities	(0.3)	(52.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	(0.1)
Decrease in cash, cash equivalents and restricted cash	$(58.9)	$(18.3)

Operating Activities

For the three months ended March 31, 2026, net cash used by operating activities was $35.1 million. The net decrease was primarily due to approximately $76.2 million of disbursements for operations, of which approximately $63.7 million relates to both payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs. These cash outflows were partially offset by approximately $48.4 million in cash collected from customers and investment income.

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

Investing Activities

Capital expenditures were $23.2 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively.

Financing Activities

For the three months ended March 31, 2025, cash of $25.2 million was provided from the net proceeds related to the issuance of 258,197 shares of Class A Common Stock under ATM offerings.

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount of $74.3 million, together with any accrued and unpaid interest. Refer to Note 6, Debt, of the Financial Statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,868.2	$1,957.2
Accounts receivable	41.8	30.7
Inventories, net	165.2	130.2
Deferred revenue and advances from customers, net of deferred costs	(75.8)	(90.2)
Other current assets and liabilities, net	(105.3)	(87.1)
Working capital	$1,894.1	$1,940.8

We are managing our working capital to seek to improve the long-term value of our LEU and Technical Solutions segments because we believe these uses of working capital are in the best interest of all stakeholders. We expect that any other uses of working capital will be undertaken in light of these strategic priorities and will be based on the Company’s determination as to the relative strength of its operating performance and prospects, financial position, and expected liquidity requirements. In addition, we expect that any such other uses of working capital will be subject to compliance with contractual restrictions to which the Company and its subsidiaries are subject. We continually evaluate alternatives to manage our capital structure and may opportunistically repurchase, exchange, or redeem Company securities from time to time.

Convertible Notes

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

There are no required principal payments prior to the maturity of the 2.25% Convertible Notes or 0% Convertible Notes. The proceeds from the 2.25% Convertible Notes and the 0% Convertible Notes have been or will be used for general working capital and corporate purposes, which may include investment in technology development or deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes. Additional terms and conditions of the 0% Convertible Notes are described in Note 6, Debt, of the Financial Statements.

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provided notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of April 30, 2026, no notes were converted during those periods.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million to Extinguishment of Long-Term Debt in the Condensed Consolidated Statements of Operations.

2025 Shelf Registration

The Company filed an automatic shelf registration statement on Form S-3 (File No. 333-291305) with the SEC on November 6, 2025, which became effective on November 6, 2025, and was supplemented by a prospectus supplement dated November 6, 2025. Pursuant to this shelf registration statement, the Company may offer and sell up to $1.0 billion in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered.

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold an aggregate of 258,197 shares of its Class A Common Stock at the market price in the three months ended March 31, 2025 for a total of $26.1 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $25.4 million in the three months ended March 31, 2025. Additionally, the Company recorded direct costs of $0.1 million in the three months ended March 31, 2025 related to the issuance. The Company did not issue any shares of its Class A Common Stock under an ATM offering in the three months ended March 31, 2026.

The shares of Class A Common Stock were issued pursuant to the Company’s 2023 shelf registration statement on Form S-3 (File No. 333-272984), which was filed with the SEC on June 28, 2023 and became effective on July 10, 2023. This filing was supplemented by prospectus supplements dated February 9, 2024 and May 9, 2025, respectively. Pursuant to this shelf registration statement, the Company may offer and sell up to an aggregate of $200.0 million in securities.

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

Contractual Commitments

There have been no material changes to our contractual commitments from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at March 31, 2026.

Critical Accounting Policies and Estimates

There have been no significant changes to the critical accounting estimates disclosed in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to our market risks from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025.

General Risk Factors

We are integrating AI technologies into our operations, including through strategic partnerships, which may present business, compliance, regulatory and reputational risks.

We and our business partners are increasingly incorporating AI-driven software tools across various aspects of the Company's operations and business functions, including to streamline workflows and optimize key business processes. While we believe the adoption of AI-driven technologies will enhance our operational efficiency and competitive positioning, these technologies involve significant risks and uncertainties that may not yield corresponding benefits, and may exacerbate other risks. Flaws, biases, errors, misconfigurations or malfunctions in AI-driven systems could result in operational disruptions or could result in unintended, unexpected, or otherwise unforeseen adverse consequences, including data loss, corruption or the generation of outputs that appear correct but are inaccurate or misleading. Such failures could include potential breaches of contracts, security protocols, unauthorized disclosure of sensitive or classified information and noncompliance with applicable governmental and defense-related or third party requirements.

In addition, AI technologies could be improperly utilized by our employees or by personnel of our business partners, potentially leading to the unauthorized use or disclosure of confidential, proprietary or classified information or unintended, unexpected, or otherwise unforeseen adverse consequences, which could harm our reputation and expose us to significant legal, regulatory and contractual liability. AI also presents a new attack surface that cyber threat actors may exploit to scale and automate targeted cyberattacks. The regulatory environment governing AI technologies remains uncertain and developments in regulatory frameworks may adversely affect our ability to use AI technologies, subject us to enhanced governmental or regulatory scrutiny, litigation or enforcement actions or require us to make significant changes to our operations. Our reliance on business partners also subjects us to risks associated with each partner’s ability to comply with applicable legal and regulatory requirements and maintain the security and integrity of its systems.

If we fail to successfully integrate AI into our business processes or fail to keep pace with rapidly evolving AI technological developments, we may face competitive disadvantages or experience disruptions to our operations or other unintended, unexpected, or otherwise unforeseen adverse consequences. Any of the foregoing risks could have a material adverse effect on our business, reputation, financial condition, results of operations and prospects.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
3.1	Fourth Amended and Restated Bylaws of Centrus Energy Corp. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2026).

10.1
Modification 26 to Agreement, dated January 12, 2026, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K, filed with the SEC on February 11, 2026).

10.2
Agreement for Engineering, Procurement, and Construction Services between American Centrifuge Operating, LLC and Fluor Federal Services, Inc. (certain information has been omitted because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed). (a)(c)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Condensed Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(a)Filed herewith.
(b)Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of this report.
(c)Schedules have been omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish to the SEC a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centrus Energy Corp.

May 6, 2026	/s/ Todd M. Tinelli
Todd M. Tinelli
Senior Vice President, Chief Financial Officer, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)