Form 10-Q
period 2026-06-30
CENTRUS ENERGY CORP
filed 2026-08-06
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of August 1, 2026, there were 19,233,658 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

IEA	International Energy Agency
Import Ban Act	The “Prohibiting Russian Uranium Imports Act” enacted in May 2024 that bans imports of LEU from Russia into the U.S., effective August 11, 2024, subject to issuance of waivers by the DOE
LEU	Low-Enriched Uranium; term is also used to refer to the Centrus Energy Corp. business segment which supplies commercial customers with various components of nuclear fuel
LEU Production Contract	An IDIQ contract awarded by DOE to ACO on December 10, 2024 for expansion of domestic LEU production
Natural Uranium	Raw material needed to produce LEU and HALEU
NOL	Net Operating Loss
NRC	U.S. Nuclear Regulatory Commission
NUBIL	Net unrealized built-in loss
Orano	Orano Cycle
Orano Supply Agreement	Long-term supply of SWU contained in LEU, signed by Enrichment Corp. with Orano in 2018
Power MOU	Memorandum of understanding between the DOE and USEC-Government
Price-Anderson Act	Price-Anderson Nuclear Industries Indemnity Act (Section 170 of the U.S. Atomic Energy Act of 1954, as amended)
RFP	Request for Proposal
RFTOP	Request for Task Order Proposal
Rights Agreement	Section 382 Rights Agreement, dated as of April 6, 2016, by and among the Company and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as amended
Rosatom	Russian State Atomic Energy Corporation
RSA	1992 Russian Suspension Agreement, as amended
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
•our reliance on third-party suppliers to provide essential products and services to us;
•restrictions on imports and exports, including those imposed under the RSA, and related to international trade legislation;
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
•our ability to successfully implement our planned expansion projects in Piketon, Ohio and Oak Ridge, Tennessee, including our ability to raise the capital necessary for such projects;
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

For a more detailed discussion of these risks and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results, and readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q unless required by law.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,868.5	$1,957.2
Accounts receivable	25.6	30.7
Inventories	377.1	322.9
Deferred costs associated with deferred revenue	33.2	40.9
Other current assets	12.7	11.9
Total current assets	2,317.1	2,363.6
Property, plant and equipment, net of accumulated depreciation of $7.5 million and $6.7 million as of June 30, 2026 and December 31, 2025, respectively	142.5	29.5
Deposits for financial assurance	33.2	2.7
Intangible assets, net	16.9	21.2
Deferred tax assets	15.0	21.9
Other long-term assets	6.3	7.0
Total assets	$2,531.0	$2,445.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$74.0	$41.6
Payables under inventory purchase agreements	34.8	18.5
Inventories owed to customers and suppliers	235.7	192.7
Deferred revenue and advances from customers	85.0	131.1
Short-term inventory loans	—	38.9
Current debt	—	—
Total current liabilities	429.5	422.8
Long-term debt	1,177.5	1,174.8
Postretirement health and life benefit obligations	68.8	72.2
Pension benefit liabilities	2.9	3.0
Other long-term liabilities	6.9	8.0
Total liabilities	1,685.6	1,680.8
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 19,233,658 and 18,945,365 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1.9	1.9
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of June 30, 2026 and December 31, 2025	0.1	0.1
Excess of capital over par value	815.9	762.3
Retained earnings	28.3	1.5
Accumulated other comprehensive loss	(0.8)	(0.7)
Total stockholders’ equity	845.4	765.1
Total liabilities and stockholders’ equity	$2,531.0	$2,445.9
The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Separative work units	$100.0	$125.7	$141.6	$177.0
Uranium	53.4	—	56.4	—
Technical solutions	22.7	28.8	54.8	50.6
Total revenue	176.1	154.5	252.8	227.6
Cost of Sales:
Separative work units and uranium	101.8	75.0	118.5	95.1
Technical solutions	24.4	25.6	52.9	45.7
Total cost of sales	126.2	100.6	171.4	140.8
Gross profit	49.9	53.9	81.4	86.8
Advanced technology costs	10.8	3.3	29.7	6.3
Selling, general and administrative	26.2	13.4	36.2	21.7
Amortization of intangible assets	2.5	3.7	4.3	4.8
Operating income	10.4	33.5	11.2	54.0
Nonoperating components of net periodic benefit loss	1.0	1.0	2.0	1.9
Interest expense	4.2	3.1	8.2	6.5
Investment income	(16.3)	(8.0)	(33.3)	(15.3)
Extinguishment of long-term debt	—	—	—	(11.8)
Other (income) expense, net	(0.1)	—	0.2	0.1
Income before income taxes	21.6	37.4	34.1	72.6
Income tax expense	4.8	8.5	7.3	16.5
Net income and comprehensive income	$16.8	$28.9	$26.8	$56.1

Net income per share:
Basic	$0.85	$1.63	$1.35	$3.23
Diluted	$0.77	$1.59	$1.21	$3.22
Average number of common shares outstanding (in thousands):
Basic	19,879	17,703	19,826	17,344
Diluted	21,891	18,121	22,114	17,406

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended June 30,
	2026	2025
OPERATING
Net income	$26.8	$56.1
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	5.1	5.4
Deferred tax assets	7.0	15.5
Equity-related compensation	18.1	4.7
Revaluation of inventory borrowings	(0.6)	3.6
Gain on extinguishment of 8.25% Notes	—	(11.8)
Amortization of debt issuance costs and discount	2.7	—
Other reconciling adjustments, net	0.2	1.3
Changes in operating assets and liabilities:
Accounts receivable	5.1	48.6
Inventories	(92.5)	(221.5)
Inventories owed to customers and suppliers	43.0	111.2
Other current assets	(0.6)	1.3
Accounts payable and other liabilities	(5.3)	(6.1)
Payables under inventory purchase agreements	16.4	97.6
Deferred revenue and advances from customers, net of deferred costs	(38.4)	(12.6)
Pension and postretirement benefit liabilities	(3.7)	(3.9)
Other changes, net	—	(0.1)
Cash (used in) provided by operating activities	(16.7)	89.3

INVESTING
Capital expenditures	(94.8)	(5.7)
Cash used in investing activities	(94.8)	(5.7)

FINANCING
Proceeds from the issuance of common stock, net	53.9	139.9
Common stock withheld for tax obligations under stock-based compensation plan	(0.4)	(2.5)
Payment of interest classified as debt	—	(3.5)
Payment of principal to redeem 8.25% Notes	—	(74.3)
Cash provided by financing activities	53.5	59.6

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.2)

(Decrease) Increase in cash, cash equivalents and restricted cash	(58.2)	143.0
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	1,960.1	704.0
Cash, cash equivalents and restricted cash, end of period (Note 3)	$1,901.9	$847.0

	Six Months Ended June 30,
	2026	2025

Supplemental cash flow disclosures:
Cash paid for interest	$4.5	$4.4
Cash paid for income taxes
Federal	$—	$—
State	$0.2	$0.3
Foreign	$—	$—

Non-cash activities:
Adjustment of right to use lease assets from lease modification	$—	$1.3
Property, plant and equipment included in accounts payable and accrued liabilities	$21.0	$0.6
Reclassification of equity-based compensation from equity to liability	$0.8	$—

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions, except per share data)

	Preferred Stock, Series A	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$—	$1.6	$0.1	$236.5	$(76.3)	$(0.5)	$161.4
Net income for the three months ended March 31, 2025	—	—	—	—	27.2	—	27.2
Issuance of common stock	—	—	—	25.2	—	—	25.2
Equity-related compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	0.5	—	—	0.5
Balance at March 31, 2025	$—	$1.6	$0.1	$261.9	$(49.1)	$(0.6)	$213.9

Net income for the three months ended June 30, 2025	—	—	—	—	28.9	—	28.9
Issuance of common stock	—	0.1	—	114.2	—	—	114.3
Equity-related compensation shares withheld for income taxes	—	—	—	(2.2)	—	—	(2.2)
Equity-related compensation	—	—	—	4.2	—	—	4.2
Balance at June 30, 2025	$—	$1.7	$0.1	$378.1	$(20.2)	$(0.6)	$359.1

	Preferred Stock, Series A	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2025	$—	$1.9	$0.1	$762.3	$1.5	$(0.7)	$765.1
Net income for the three months ended March 31, 2026	—	—	—	—	10.0	—	10.0
Equity-related compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Equity-related compensation	—	—	—	0.4	—	—	0.4
Balance at March 31, 2026	$—	$1.9	$0.1	$762.4	$11.5	$(0.7)	$775.2

Net income for the three months ended June 30, 2026	—	—	—	—	16.8	—	16.8
Issuance of common stock	—	—	—	54.1	—	—	54.1
Equity-related compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Reclassification of stock-based compensation equity to liability	—	—	—	(0.8)	—	—	(0.8)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	0.5	—	—	0.5
Balance at June 30, 2026	$—	$1.9	$0.1	$815.9	$28.3	$(0.8)	$845.4

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements (the “Financial Statements”) of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of June 30, 2026, and for the three and six months ended June 30, 2026, and 2025, have been prepared pursuant to the rules and regulations of the SEC. The unaudited condensed Consolidated Balance Sheet as of December 31, 2025, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and six months ended June 30, 2026 and 2025, are insignificant.

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

New Accounting Standards

Accounting Standards Effective in Future Periods

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This pronouncement is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the impact this pronouncement will have on its Financial Statements.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Revenue for the LEU segment is derived from the sales of the SWU component of LEU, from sales of both the SWU and uranium components, and from sales of UF6 and U3O8, to electric utility customers and other nuclear fuel related companies. Technical Solutions revenue is derived from uranium enrichment, advanced manufacturing, and other technical services provided to the U.S. government and private sector customers.

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

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$35.4	$57.2	$52.6	$108.5
Foreign	118.0	68.5	145.4	68.5
Revenue - SWU and uranium	$153.4	$125.7	$198.0	$177.0

Refer to Note 12, Segment Information, for disaggregation of revenue by segment.

Technical Solutions Segment

Revenue for the Technical Solutions segment, representing the Company’s uranium enrichment, advanced manufacturing, and other technical services offered to public and private sector customers, is recognized over time as the performance obligation is satisfied or at the point in time at which each performance obligation is fully satisfied.

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

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. The Company completed production under Option 1a in mid-June. As of June 30, 2026, Option 1a is funded for the contract value of $108.2 million.

On June 30, 2026, DOE issued an amendment to the HALEU Operation Contract to extend the period of performance to September 30, 2026 and to divide the upcoming two-year option period (formerly Option 1b) into a first option period of three months (still referred to as “Option 1b”) and a second option period of 21 months (“Option 1c”). Option 1b now requires three months of cascade maintenance and HALEU storage, with no HALEU production, for a fixed price of $15.0 million. Option 1c encompasses the remaining 21 months of HALEU production that were part of the former Option 1b. In conjunction with the amendment, the DOE exercised Option 1b. Separately, DOE has communicated that it does not currently intend to exercise further options under the HALEU Operation Contract. As announced on July 1, 2026, the Company is working with DOE on future agreements to enable the Company to privately operate the cascade on a commercial basis, but there can be no assurances that any additional agreements are ultimately agreed.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The HALEU Operation Contract is funded incrementally, and as of June 30, 2026, DOE is obligated for costs up to $317.0 million in the aggregate for Phase 1, Phase 2, Option 1a of Phase 3, and the additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $280.4 million through June 30, 2026.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity. The DOE owns any HALEU produced under the HALEU Operation Contract. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

Remaining Performance Obligations

The Company’s remaining performance obligations under the LEU and Technical Solutions segments represent the aggregate amount of the total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were approximately $0.8 billion and $0.6 billion as of June 30, 2026, and December 31, 2025, respectively, and extend to 2030.

The remaining performance obligations in the LEU segment, primarily related to medium and long-term contracts with fixed commitments, were approximately $0.7 billion and $0.6 billion as of June 30, 2026 and December 31, 2025, respectively, and extend to 2030. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and include approximately $85.0 million and $131.1 million of Deferred Revenue and Advances from Customers at June 30, 2026, and December 31, 2025, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of the customers’ fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $40.4 million and $79.1 million, as of June 30, 2026, and December 31, 2025, respectively, and extend through 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

Accounts Receivable

The following table presents the components of accounts receivable (in millions):

	June 30, 2026	December 31, 2025

Accounts receivable:
Billed	$16.1	$19.9
Unbilled *	9.5	10.8
Accounts receivable	$25.6	$30.7

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	June 30, 2026	December 31, 2025	Year-To-Date Change
Deferred revenue - current	$85.0	$131.1	$(46.1)

Previously deferred sales and advances from customers recognized in revenue totaled $57.6 million and $68.5 million in the six months ended June 30, 2026 and 2025, respectively.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Condensed Consolidated Balance Sheets to amounts on the Condensed Consolidated Statements of Cash Flows (in millions):

	June 30, 2026	December 31, 2025

Cash and cash equivalents	$1,868.5	$1,957.2
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	33.2	2.7
Total cash, cash equivalents and restricted cash	$1,901.9	$1,960.1

(a) Deposits for financial assurance - current is included within Other Current Assets in the Condensed Consolidated Balance Sheets.

The Company has $0.1 million denominated in euros as of both June 30, 2026 and December 31, 2025 and recorded $0.1 million in transaction gains and $0.2 million in transaction losses in the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million in transaction losses in the three and six months ended June 30, 2025, respectively.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	June 30, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Escrow	$—	$30.5	$—	$—
Workers Compensation	—	2.6	—	2.6
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$33.2	$0.2	$2.7

The Company occasionally deposits cash into escrow accounts for financial assurance according to sales contracts and other contracts. In February 2026, the Company entered into an EPC Contract with Fluor Federal Services, Inc. (“Fluor”), a third-party contractor, for the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant (“ACP”) in Piketon, Ohio. Under the EPC Contract, ACO will fund the services by establishing a zero-balance and escrow general disbursement account that will be administered in accordance with agreed-upon procedures.

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

	June 30, 2026			December 31, 2025
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$25.9	$—	$25.9	$21.1	$17.8	$3.3
Uranium	351.2	235.7	115.5	301.8	174.9	126.9
Total	$377.1	$235.7	$141.4	$322.9	$192.7	$130.2

(a)This includes inventories owed to suppliers for advances of uranium.

The Company may borrow SWU or uranium from customers, suppliers or fabricators, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using the projected and forecasted purchase price over the borrowing period.

In the three and six months ended June 30, 2026, the Company repaid SWU inventory loans borrowed from a customer valued at $2.5 million and $38.3 million, respectively. In the three and six months ended June 30, 2025, the Company repaid SWU inventory loans borrowed from a customer valued at $12.3 million and $38.8 million, respectively, by utilizing advances of SWU from the fabricator under an existing optimization agreement. In June 2025, the Company also repaid its UF6 inventory loan valued at $29.8 million.

The Company performs quarterly revaluations of Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in a decrease to the related liability of $0 and $0.6 million, respectively, and an increase to the related liability of $1.5 million and $3.6 million, for the three and six months ended June 30, 2026 and 2025, respectively.

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

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$52.6	$2.0	$54.6	$50.6	$4.0
Customer relationships	68.9	54.0	14.9	68.9	51.7	17.2
Total	$123.5	$106.6	$16.9	$123.5	$102.3	$21.2

6. DEBT

The principal amounts of our long-term debt consists of the following (in millions):

Maturity	Interest Rate	June 30, 2026	December 31, 2025
2030	2.25%	$402.5	$402.5
2032	0%	805.0	805.0
Total		$1,207.5	$1,207.5

A summary of interest expense and amortization of debt issuance costs is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$2.2	$2.2	$4.5	$4.5
Amortization of debt issuance costs and discount	1.4	0.6	2.7	1.1
Total interest expense on debt	$3.6	$2.8	$7.2	$5.6

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

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provides notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of July 31, 2026, one noteholder converted $2,000 worth of 2.25% Convertible Notes, which will settle in the third quarter of 2026. No other notes were converted during those periods. Additional terms and conditions of the 2.25% Convertible Notes and 0% Convertible Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt. As of both December 31, 2025 and June 30, 2026, none of the 8.25% Notes remained outstanding.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,868.5	$—	$—	$1,868.5	$1,957.2	$—	$—	$1,957.2
Deferred compensation asset (a)	0.6	—	—	0.6	0.5	—	—	0.5

Liabilities:
Deferred compensation obligation (a)	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5
Equity-related compensation (b)	$18.0	$—	$—	$18.0	$—	$—	$—	$—

(a)    The deferred compensation asset and obligation represent the balance of deferred compensation plus net investment earnings. The deferred compensation plan is funded through a rabbi trust. Trust funds are invested in mutual funds for which unit prices are quoted in active markets and are classified within Level 1 of the valuation hierarchy.
(b)    The equity-based compensation liability consists of the Board RSU awards, which are classified as liability awards beginning in the three months ended June 30, 2026. Prior to June 30, 2026, these awards were classified as equity awards and measured at the grant-date fair value. Refer to Note 10, Stockholders’ Equity, for details. Fair value of these awards is based on the share price quoted in active markets, classified within Level 1 of the valuation hierarchy.

There were no transfers between Level 1, 2 or 3 during the periods presented.

Other Financial Instruments

As of June 30, 2026, and December 31, 2025, the Condensed Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	June 30, 2026			December 31, 2025
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
2.25% Convertible Notes	$392.3	(b)	$798.5	$391.2	(c)	$1080.4
0% Convertible Notes	$785.3	(c)	$833.1	$783.7	(c)	$1089.8
(a) Estimated fair value is based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs.
(b)As of June 30, 2026 and December 31, 2025, the carrying value of the 2.25% Convertible Notes is net of $10.2 million and $11.3 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.
(c)As of June 30, 2026 and December 31, 2025, the carrying value of the 0% Convertible Notes is net of $19.7 million and $21.3 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees. The Company has one qualified defined benefit pension plan, one postretirement health and life benefit plan and two nonqualified plans.

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service costs	$0.1	$0.1	$0.2	$0.2
Interest costs	0.4	0.4	0.8	0.8
Amortization of prior service costs (credits), net	(0.1)	(0.1)	(0.1)	(0.1)
Expected return on plan assets (gains)	(0.4)	(0.4)	(0.9)	(0.9)
Net periodic benefit costs (credits)	$—	$—	$—	$—

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest costs	$1.1	$1.1	$2.2	$2.2
Amortization of prior service costs (credits), net	(0.1)	—	(0.1)	—
Net periodic benefit costs	$1.0	$1.1	$2.1	$2.2

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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator (in millions):
Net income	$16.8	$28.9	$26.8	$56.1

Denominator (in thousands):
Average common shares outstanding - basic	19,879	17,703	19,826	17,344
Potentially dilutive shares related to equity-compensation awards	38	60	42	62
Potentially dilutive shares related to 2.25% Convertible Notes	1,974	358	2,246	—
Average common shares outstanding - diluted	21,891	18,121	22,114	17,406

Net income per share (in dollars):
Basic	$0.85	$1.63	$1.35	$3.23
Diluted	$0.77	$1.59	$1.21	$3.22

0% Convertible Notes (if-converted) excluded from the diluted calculation because they would have been antidilutive (in thousands)	802	—	259	—

10. STOCKHOLDERS’ EQUITY

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 278,114 shares of its Class A Common Stock at the market price in both the three and six months ended June 30, 2026 for a total of $55.0 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $54.2 million in both the three and six months ended June 30, 2026. Additionally, the Company recorded direct costs of $0.1 million in both the three and six months ended June 30, 2026, related to the issuance.

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 1,157,727 and 1,415,924 shares of its Class A Common Stock at the market price in the three and six months ended June 30, 2025, respectively, for a total of $117.1 million and $143.2 million, respectively. After expenses and commissions paid to the agents, the Company’s proceeds totaled $114.7 million and $140.1 million in the three and six months ended June 30, 2025, respectively. Additionally, the Company recorded direct costs of $0.5 million and $0.6 million in the three and six months ended June 30, 2025, respectively, related to the issuance. As of June 30, 2025, the ATM offering was completed.

The shares of Class A Common Stock were issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-291305), which was filed with the SEC on November 6, 2025 and became effective on November 6, 2025, and a prospectus supplement with the SEC on November 6, 2025 and the Company’s 2023 shelf registration statement on Form S-3 (File No. 333-272984), which was filed with the SEC on June 28, 2023 and became effective on July 10, 2023. This filing was supplemented by prospectus supplements dated February 9, 2024 and May 9, 2025, respectively.

Unless otherwise specified in any prospectus supplement, the Company has used and/or intends to use the net proceeds from the sale of its securities offered under these prospectuses for working capital and general corporate purposes including, but not limited to, capital expenditures, working capital, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, the Company may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness. For further discussion, refer to Part II, Item 1A Risk Factors, of this Quarterly Report on Form 10-Q.

Awards under Equity Incentive Plan

Under the Company’s 2014 Equity Incentive Plan, as amended, participating employees are eligible to receive grants of equity awards such as restricted stock, restricted stock units (“RSUs”), notional stock units and SARs, and other stock-based awards.

In March 2022, 2023, and 2024 and in February 2025 and June 2026, RSUs were granted to participating employees with a vesting period ending in March 2025, 2026, 2027, 2028, and 2029, respectively. The RSU awards are a combination of performance based units and time based units. The RSUs are and payable in shares of the Company’s Class A Common Stock. The RSUs are subject to the Company achieving defined performance goals over the respective vesting period. The grant-date fair value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

The Class A Common Stock issued for the 2022-2024 performance period were issued in March 2025. The Class A Common Stock issued for the 2023-2025 performance period were issued in March 2026. Under the terms of the incentive plan, the Company withheld $0.3 million of shares for the shares issued in both March 2025 and March 2026 to fund the tax withholding obligations of the share recipients.

The Company has also issued stock and time-based RSUs periodically in connection with onboarding new executive officers.

Board Restricted Stock Units

In the three months ended June 30, 2026 and June 30, 2025, the Compensation, Nominating and Governance Committee of the Board approved the withholding of shares related to 2025 and 2024 RSU grants to members of the Board to fund the grantees’ income tax liabilities beyond the Company’s legal requirement.

As a result of this history of withholding shares to fund the Board members’ income tax liabilities, these awards no longer meet the requirements to be classified as equity. The grants noted above, as well as the outstanding vested but unsettled awards granted from 2014 to 2021, were reclassified from equity to liability, which resulted in an increase in Selling, General, and Administrative expenses of $17.2 million and $3.6 million in the three months ended June 30, 2026 and June 30, 2025, respectively. The Company also made cash payments of $0.2 million and $2.2 million related to the grantees’ income tax liabilities in the three months ended June 30, 2026 and June 30, 2025, respectively.

Rights Agreement

On June 18, 2026, the Company entered into a Seventh Amendment to the Section 382 Rights Agreement (the “Rights Agreement”), which amended the Rights Agreement, dated as of April 6, 2016, by and among the Company, and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as previously amended. The Seventh Amendment was approved by the Board on March 10, 2026, and approved by the Company’s stockholders at the Company’s annual meeting of the stockholders held on June 18, 2026.

The Seventh Amendment (a) extended the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2026 to June 30, 2029 and (b) increased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $160.38 to $1,143.95 in light of the increase in the trading price of the Company’s Class A common stock since the purchase price was last amended.

The Seventh Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Seventh Amendment has been adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carry-forwards for United States federal income tax purposes and other tax benefits.

11. COMMITMENTS AND CONTINGENCIES

Commitments under SWU Purchase Agreements

TENEX

The Russian government-owned entity TENEX is a major supplier of SWU to the Company. Under the 2011 TENEX Supply Contract, the Company purchases SWU contained in LEU received from TENEX, and the Company delivers natural uranium hexafluoride to TENEX for the LEU’s uranium component. The LEU that the Company obtains from TENEX is subject to quotas and other restrictions applicable to commercial Russian LEU. Further, the ability of the Company or TENEX to perform under the TENEX Supply Contract is vulnerable to (i) sanctions or restrictions that have been or might be imposed by Russia, the United States, or other countries as a result of the war in Ukraine or otherwise, (ii) customers and other parties who may object to receiving or handling Russian LEU or SWU, or (iii) suppliers and service providers seeking to limit their involvement with business related to Russia.

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

Engineering, Procurement and Construction Contracts

On February 9, 2026, ACO entered into an EPC Contract with Fluor, for the commercial expansion and deployment of LEU and HALEU production capability at the ACP in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance.

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

On April 16, 2026, ACO entered into a contract (the “Construction Contract”) with Geiger Brothers, Inc. (“Geiger Brothers”), for the performance of construction activities associated with the above discussed commercial expansion and deployment of LEU and HALEU production capability at the ACP.

Under the Construction Contract, Geiger Brothers will serve as the primary construction contractor for the project, and will plan, manage, coordinate, and support (a) refurbishment of the existing facilities, (b) installation of equipment and (c) construction of new infrastructure. Geiger Brothers may also perform procurement services as required. The period of performance under the contract extends through January 30, 2031.

The contract provides for a time and materials pricing structure consisting of agreed labor rates for personnel performing the work, including to-be-agreed markup rates for procurement, equipment rental, and subcontracts. The contract establishes the program-level scope of work that Geiger Brothers will perform and contemplates that as the project advances in the ordinary course, the Company and Geiger Brothers will jointly develop more detailed scopes through future task releases, provided that the aggregate amount payable under the contract is capped at $900 million. Accordingly, the total price paid to Geiger Brothers by the Company will depend on the more detailed scope of the services authorized by the Company, in accordance with the terms of the contract. The contract includes customary types of provisions for projects of this nature, including a right of termination by ACO for cause or convenience.

Milestones Under the 2002 DOE-USEC Agreement

The Company’s predecessor, USEC Inc., and DOE signed the 2002 DOE-USEC Agreement dated June 17, 2002, pursuant to which the parties made long-term commitments directed at resolving issues related to the stability and security of the domestic uranium enrichment industry. This agreement requires Centrus to develop, demonstrate and deploy advanced enrichment technology in accordance with milestones, including the deployment of a commercial ACP, and provides for remedies in the event of a failure to meet a milestone under certain circumstances, including terminating the agreement, revoking Centrus’ access to DOE’s centrifuge technology that is required for the success of the Company’s ongoing work with the American Centrifuge technology, requiring Centrus to transfer certain rights in the American Centrifuge technology and facilities to DOE, and requiring Centrus to reimburse DOE for certain costs associated with the American Centrifuge technology. The agreement further provides that if a delaying event beyond the control and without the fault or negligence of Centrus occurs that could affect Centrus’ ability to meet the ACP milestones under the agreement, DOE and the Company will jointly meet to discuss in good faith possible adjustments to the milestones as appropriate to accommodate the delaying event. In 2014, the 2002 DOE-USEC Agreement and other agreements between the Company and DOE were assumed by Centrus subject to an express reservation of all rights, remedies and defenses by DOE and the Company under those agreements. DOE and the Company have agreed that all rights, remedies and defenses of the parties with respect to any missed milestones and all other matters under the 2002 DOE-USEC Agreement continue to be preserved, and that the time limits for each party to respond to any missed milestones continue to be tolled.

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

On May 26, 2019, the Company, Enrichment Corp., and six other DOE contractors who have operated facilities at the Portsmouth GDP (including, in the case of the Company, the ACP site located on the premises) were named as defendants in a class action complaint filed by Ursula McGlone, Jason McGlone, Julia Dunham, and K.D. and C.D., minor children by and through their parent and natural guardian Julia Dunham (collectively, the “McGlone Plaintiffs”) in the U.S. District Court in the Southern District of Ohio, Eastern Division. The complaint seeks damages for alleged off-site contamination allegedly resulting from activities on the Portsmouth GDP site. The McGlone Plaintiffs are seeking to represent a class of (i) all current or former residents within a seven-mile radius of the Portsmouth GDP site; and (ii) all students and their parents at the Zahn’s Corner Middle School from 1993-present. The complaint was amended on December 10, 2019, and on January 10, 2020 to add additional plaintiffs and new claims. On July 31, 2020, the court granted in part and denied in part the defendants’ motion to dismiss the case. The court dismissed ten of the fifteen claims and allowed the remaining claims to proceed to the next stage of the litigation process. On August 18, 2020, the McGlone Plaintiffs filed a motion for leave to file a third amended complaint and notice of dismissal of three of the individual plaintiffs. On March 18, 2021, the McGlone Plaintiffs filed a motion for leave to file a fourth amended complaint to add new plaintiffs and allegations. On March 19, 2021, the court granted the McGlone Plaintiffs’ motion for leave to amend the complaint to include Price-Anderson Act and eight other state law claims. On May 24, 2021, the Company, Enrichment Corp., and the other defendants filed their motion to dismiss the complaint. On March 31, 2022, the court granted the Company’s motion in part by dismissing claims brought on behalf of the minor children but allowed the other claims to proceed. As such, the discovery stage of litigation is continuing. On April 28, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the fourth amended complaint. The Company believes that its operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On November 27, 2023, the Company, Enrichment Corp. and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Joshua Shaw in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Shaw Complaint”). Joshua Shaw was diagnosed with Acute Myeloid Leukemia (“AML”) in August 2008 and after going through chemotherapy continues to experience aftereffects of AML, including anxiety and fatigue. The Shaw Complaint alleges that the defendants released radiation into the environment exposing Mr. Shaw to radiation in violation of the Price-Anderson Act and causing Mr. Shaw’s AML and other injuries. Mr. Shaw seeks monetary damages in the nature of past and future medical expenses for treatment and care, pain and suffering and punitive damages, among others. On February 26, 2024, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the Shaw Complaint, which was thereafter amended on March 14, 2024. On March 28, 2024, the Company, Enrichment Corp. and the other defendants filed their motion to dismiss the amended Shaw Complaint. On March 31, 2025, the Court did not grant the Company’s motion to dismiss the Complaint for being time-barred. On April 14, 2025, the Company, Enrichment Corp., and the other defendants filed their answer to the amended complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
LEU segment:
Separative work units	$100.0	$125.7	$141.6	$177.0
Uranium	53.4	—	56.4	—
Intersegment revenue, eliminated on consolidation	—	6.1	6.8	6.1
Total	153.4	131.8	204.8	183.1
Technical Solutions segment	22.7	28.8	54.8	50.6
Total	176.1	160.6	259.6	233.7
Elimination of intersegment revenue	—	(6.1)	(6.8)	(6.1)
Total revenue	$176.1	$154.5	$252.8	$227.6

Cost of Sales
LEU segment:
Separative work units and uranium	$101.8	$75.0	$118.5	$95.1
Intersegment cost of sales, eliminated on consolidation	—	4.3	4.6	4.3
Total	101.8	79.3	123.1	99.4
Technical Solutions segment	24.4	25.6	52.9	45.7
Total	126.2	104.9	176.0	145.1
Elimination of intersegment cost of sales	—	(4.3)	(4.6)	(4.3)
Total cost of sales	$126.2	$100.6	$171.4	$140.8

Segment Gross Profit
LEU segment:
LEU segment	$51.6	$50.7	$79.5	$81.9
Intersegment gross profit, eliminated on consolidation	—	1.8	2.2	1.8
Total	51.6	52.5	81.7	83.7
Technical Solutions segment:
Technical Solutions	(1.7)	3.2	1.9	4.9
Total	(1.7)	3.2	1.9	4.9
Elimination of intersegment gross profit	—	(1.8)	(2.2)	(1.8)
Gross profit	$49.9	$53.9	$81.4	$86.8

Reconciliation to Income before income taxes
Advanced technology costs	$10.8	$3.3	$29.7	$6.3
Selling, general and administrative	26.2	13.4	36.2	21.7
Amortization of intangible assets	2.5	3.7	4.3	4.8
Nonoperating components of net periodic benefit loss	1.0	1.0	2.0	1.9
Interest expense	4.2	3.1	8.2	6.5
Investment income	(16.3)	(8.0)	(33.3)	(15.3)
Extinguishment of long-term debt	—	—	—	(11.8)
Other (income) expense, net	(0.1)	—	0.2	0.1
Income before income taxes	$21.6	$37.4	$34.1	$72.6

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to the chief operating decision maker (“CODM”), the CEO. The CODM uses revenue, cost of sales and gross profit to allocate resources (including personnel and financial or capital resources) for each segment, predominantly in the annual budget and quarterly financial review and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using revenue, cost of sales and gross profit when making decisions about allocating capital and personnel to the segments. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Condensed Consolidated Balance Sheet, were located in the United States as of June 30, 2026 and December 31, 2025.

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended June 30, 2026, two customers in the LEU segment individually represented $78.9 million and $39.1 million of revenue, respectively. In the six months ended June 30, 2026, two customers in the LEU segment individually represented $78.9 million and $57.6 million of revenue, respectively. One customer in the Technical Solutions segment individually represented $22.0 million and $53.5 million of revenue in the three and six months ended June 30, 2026, respectively.

In the three months ended June 30, 2025, three customers in the LEU segment individually represented $35.7 million, $32.8 million, and $19.9 million of revenue, respectively. In the six months ended June 30, 2025, three customers in the LEU segment individually represented $67.5 million, $35.7 million, and $32.8 million of revenue, respectively. One customer in the Technical Solutions segment individually represented $27.9 million and $49.6 million of revenue, respectively.

13. GOVERNMENT INCENTIVES

On January 5, 2026, the DOE announced that Centrus subsidiary, ACO, was awarded a $900.0 million task order under the 2024 HALEU Production Contract to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. On July 1, 2026, ACO signed a contract with the DOE governing ACO’s performance of the task order.

This contract establishes a firm fixed price of $900.0 million to be paid incrementally over the course of the contract, as performance-based milestone are met, to deploy a specified amount of enrichment capacity and deliver, by July 2032, one metric ton of uranium (MTU) enriched as HALEU UF6 to a nominal 19.75 weight percent of 235U. The contract also includes first and second options, exercisable by the DOE in its sole discretion, each for delivery over a maximum twelve-month period, of five MTU enriched as HALEU UF6 to a nominal 19.75 weight percent of 235U for a firm fixed price of $17.0 million per MTU (or a total of $85.0 million for each five MTUs). Upon completion of its obligations under the contract, ACO would obtain title to the deployed enrichment capacity. The payment milestones reflect incremental payments throughout the period from contract initiation through completion of the initial phase of performance in 2031, with relatively larger portions of the overall funding being paid in 2028 and upon completion of the initial phase of performance in 2031 (roughly 40 and 30 percent, respectively).

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

Published spot price indicators for SWU reached previous historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices fell to a low of $34 per SWU by August 2018. This was followed by a period of price increases, reaching $200 per SWU by December 31, 2025. As of June 30, 2026, spot prices remained steady at $200 per SWU. The increase in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of the war in Ukraine coupled with growing interest in nuclear power as a source of reliable carbon-free energy. The contemplation of imposition of tariffs on LEU may put additional upward pressure on the price of SWU.

When Russian supply is included, the uranium enrichment segment of the global nuclear fuel market is oversupplied. But without Russian supply, the global market for uranium enrichment would be undersupplied. Further, it is not clear that there are sufficient inventories of enriched uranium in the United States to compensate for a loss of Russian supply, absent new capacity that will take a number of years to deploy. Data from the International Trade Commission shows a significant increase in the importation of enriched uranium into the U.S. from China in 2023. If this continues, it will likely result in significant changes in the competitive landscape that will affect pricing trends, affect customer spending patterns, create uncertainty and will likely have a negative impact on our business. To address these changes, we have taken steps to adjust our cost structure; we may seek further adjustments to our cost structure and operations and evaluate opportunities to grow our business organically or through acquisitions and other strategic transactions.

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

The war in Ukraine, along with the Import Ban Act and the Russian Decree, have prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production, but also for LEU production to support the existing fleet of reactors. As a result, coupled with the Company’s contract awards for HALEU and LEU production, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding and/or offtake commitments.

Our Technical Solutions segment is focused on uranium enrichment for the nuclear industry and the U.S. government and advanced manufacturing, engineering and other technical services to government and private sector customers. Under a contract with the DOE, our Technical Solutions segment has been operating uranium enrichment capacity for HALEU production, and other capabilities necessary for production of advanced nuclear fuel to meet the evolving needs of the global nuclear industry and the U.S. government. We are also leveraging our unique technical expertise, operational experience, and specialized facilities to expand and diversify our business beyond uranium enrichment, offering new services to existing and new customers in complementary markets.

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

In November 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1 of the HALEU Operation Contract. As a result of delays in obtaining 5B Cylinders DOE is contractually obligated to provide under the HALEU Operation Contract, Phase 2 of the HALEU Operation Contract was extended through June 2025, when Centrus contractually delivered the Phase 2 production target of 900 kilograms of HALEU to DOE, completing Phase 2, and then was extended further through January 31, 2026 to allow the Company to complete outstanding change orders. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE amended the HALEU Operation Contract to divide the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. In conjunction with the amendment, the DOE exercised Option 1a — launching Phase 3 of the contract effective June 30, 2025, with a period of performance through June 30, 2026. Production under Option 1a was completed in mid-June.

On June 30, 2026, DOE issued an amendment to the HALEU Operation Contract to extend the period of performance to September 30, 2026 and to divide the upcoming two-year option period (formerly Option 1b) into a first option period of three months (still referred to as “Option 1b”) and a second option period of 21 months (“Option 1c”). Option 1b now requires 3 months of cascade maintenance and HALEU storage, with no HALEU production, for a fixed price of $15.0 million. Option 1c encompasses the remaining 21 months of HALEU production that were part of the former Option 1b. In conjunction with the amendment, the DOE exercised Option 1b. As of June 30, 2026, Option 1a is funded for the contract value of $108.2 million. The current DOE Budget proposed for fiscal year 2027 does not include funding for the operation of this cascade. Separately, DOE has communicated that it does not currently intend to exercise further options under the HALEU Operation Contract. As announced on July 1, 2026, the Company is working with DOE on agreements to enable the Company to privately operate the cascade on a commercial basis.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity. The DOE owns any HALEU produced under the HALEU Operation Contract. Pursuant to an amendment to the Company’s lease for the Piketon facility, the DOE assumed all D&D liabilities arising out of the HALEU Operation Contract.

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

In June 2026, the DOE issued two RFTOPs under the HALEU Deconversion Contract, each for a maximum fixed price of $80.0 million. Centrus has submitted bids for both RFTOPs under this contract.

On January 5, 2026, the DOE announced one LEU and two HALEU task order awards to three companies for $900.0 million each, including one $900.0 million task order to Centrus subsidiary, ACO, under the HALEU Production Contract. Centrus was not selected for a task order award under the LEU Production Contract. Centrus remains eligible to compete for any future LEU or HALEU task orders from the DOE should additional funding become available, but additional government funding has not been requested or announced.

On July 1, 2026, ACO signed a contract with the DOE governing ACO’s performance of the task order award under the HALEU Production Contract. The task order contract calls for the Company to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The contract also includes options, exercisable at the DOE’s discretion, for up to an additional $170.0 million to produce and deliver HALEU to the DOE. There are no guarantees about whether or when funding by the DOE for such expansion would be awarded or whether we will successfully perform any awarded contract.

In the time leading up to the July 1, 2026 task order contract, the Company announced, in November 2024, an anticipated $60 million investment over an 18-month period to expand the capacity of its centrifuge manufacturing facility in Oak Ridge, Tennessee.

In September 2025, the Company announced plans for a major expansion of its uranium enrichment capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

In December 2025, the Company initiated design work on a 150,000 square foot training, operations and maintenance facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the Company's plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the ACP in Piketon, Ohio. Construction activities began in early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations.

Also in December 2025, the Company began commercial centrifuge production from its Oak Ridge, Tennessee facility to support commercial LEU enrichment activities at its Piketon, Ohio facility, with the first new centrifuges expected to come online in Ohio in 2029. In January 2026, the Company announced plans to invest more than $560 million over several years to transition its Oak Ridge centrifuge manufacturing plant to high-rate manufacturing and support the production of thousands of advanced centrifuges. This enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States' uranium enrichment history. Centrus plans to leverage its pending multi-billion-dollar uranium enrichment expansion to meet its growing, partially-contingent backlog of $3.7 billion in LEU and HALEU sales under contracts with U.S. and international customers, along with commercial-scale HALEU production. There is no assurance that the Company will successfully complete the announced expansion of its uranium enrichment capacity in Piketon, Ohio, or execute plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

In February 2026, ACO entered into an EPC Contract with Fluor for the commercial expansion and deployment of LEU and HALEU production capability at the ACP in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance.

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

In April 2026, Centrus entered into a contract with Geiger Brothers, as the construction contractor for the expansion of our uranium enrichment capacity in Piketon, Ohio. Fluor is serving as the project’s EPC contractor, while Geiger Brothers will conduct the on-the-ground construction work in Ohio. For further discussion, refer to Note 11, Commitments and Contingencies, of the Financial Statements in this Quarterly Report on Form 10-Q.

In March 2026, Centrus announced that the Company is exploring a joint venture with Oklo Inc. (“Oklo”) focused on deconversion services for HALEU – which currently do not exist commercially. Activities under this contemplated joint venture would occur at Centrus’ site in Piketon, Ohio, to be co-located with Centrus’ enrichment operations and adjacent to Oklo’s planned 1.2 GW power campus.

In June 2026, Centrus and Oklo signed a letter of intent in which Centrus agreed to supply enough domestic HALEU to power, for multiple years, up to five of Oklo’s reactors of the type identified by the trade name Aurora Powerhouse, subject to negotiation of definitive agreements. If a definitive agreement is entered into, Centrus would supply HALEU from its ACP in Pike County, Ohio to support Oklo’s planned 1.2 GW power campus in the region, with deliveries to Oklo scheduled to begin in 2029.

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

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provided notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of July 31, 2026, one noteholder converted $2,000 worth of 2.25% Convertible Notes, which will settle in the third quarter of 2026. No other notes were converted during those periods.

We are also actively considering and expect to consider potential strategic transactions from time to time, which could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies or changes to our capital structure. These strategic transactions may include vertical integration initiatives, such as the potential acquisition of one or more suppliers within our supply chain. In connection with any such transaction, we may seek additional debt or equity financing, contribute or dispose of assets, assume additional indebtedness, or partner with other parties to consummate a transaction. To provide flexibility in funding our strategic objectives, we may opportunistically raise capital through large follow-on offerings of our common stock, warrants, or a combination thereof, which could result in substantial dilution to our current investors. For further discussion, refer to Liquidity and Capital Resources in this Quarterly Report on Form 10-Q.

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

According to the WNA, as of June 2026, there were approximately 80 reactors under construction worldwide, approximately one-half of which are in China. The United States, with 94 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years. Eight U.S. reactors have prematurely shut down in the past ten years, and others could shut down in the next few years. At the same time, construction was completed, and commercial operations began in the second quarter of 2024 on one large reactor and two formerly shutdown reactors have plans to restart.

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

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation and other services, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. For example, effective January 10, 2025, the U.S. Secretary of the Treasury, made a determination pursuant to section l(a)(i) of Executive Order 14024, to apply certain sanctions to any person determined, pursuant to that section, to operate or have operated in “the energy sector of the Russian Federation economy.” TENEX’s financial institutions have had challenges in accepting payments denominated in U.S. dollars and the Company and TENEX had for a period of time agreed to delay certain payments under the TENEX Supply Contract as the parties reviewed payment processing options. Additionally, on April 17, 2025, the Office of the USTR released a notice issuing the results of its investigation into China’s dominance in the maritime, logistics, and shipbuilding sectors pursuant to Section 302(a) of the Trade Act of 1974, as amended. The USTR imposed new service fees on Chinese-built vessels entering U.S. ports above certain capacity. Our shipper of Russian LEU from Russia to the U.S. uses ships manufactured in China which happen to be exempt from the new fees under this notice. However, these fees would be significant if they were to be imposed on our shipper. If the USTR changes its position and does not exempt the type of vessel our shipper uses, then the additional fees imposed on our shipper for docking at U.S. ports would be cost prohibitive, would have a significant impact on our ability to transport Russian LEU and would also have a material adverse effect on our financial position and results of operations. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government. Further, the United States government is presently considering draft legislation that, if adopted in its current form, could lead to the imposition of significant duties on goods being imported from Russia. While the draft legislation excludes uranium from the scope of such duties, application of such duties to the ancillary goods that are necessarily transported together with uranium could impact the cost or availability of uranium shipping services.

Given all the foregoing, we continue to monitor the situation closely in order to address the potential impact of any new sanctions, or restrictions on the Company or potential tariffs on products it imports or purchases from foreign suppliers and possible mitigation thereof.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 and under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and under Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

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
For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

Backlog

The Company’s backlog is $4.5 billion and $3.8 billion as of June 30, 2026 and December 31, 2025, respectively, and extends to 2040. The backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of June 30, 2026 and December 31, 2025, our backlog was approximately $3.7 billion and $2.9 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments. Of the $3.7 billion, approximately $3.0 billion represents contingent LEU and HALEU sales contracts and commitments, $2.4 billion of which are under definitive agreements, in support of potential construction of LEU and HALEU production capacity at the Piketon, Ohio facility. The contingent sales commitments tend to relate to achievement of operational milestones. The LEU segment backlog also includes approximately $0.1 billion of deferred revenue and advances from customers as of June 30, 2026, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to other significant risks and uncertainties, including existing trade laws and restrictions such as the RSA, Import Ban Act, and the Russian Decree, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2034. As of June 30, 2026 and December 31, 2025, our backlog was approximately $0.8 billion and $0.9 billion, respectively. Our backlog includes both funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options. The current DOE budget proposed for fiscal year 2027 does not include further funding for the operation of the HALEU cascade under the HALEU Operation Contract, which represents $0.8 billion of the Technical Solutions backlog as of June 30, 2026. Separately, DOE has communicated that it does not currently intend to exercise further options under the HALEU Operation Contract.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 87% and 78% of our total revenue for the three and six months ended June 30, 2026. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 50% of revenue from our LEU segment since 2024. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride or uranium concentrates to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the six months ended June 30, 2026 averaged approximately $11.7 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results period over period.

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
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25
Dec-25
Jun-26
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

Results of Operations

Segment Information

The following tables present elements of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$100.0	$125.7	$(25.7)	(20)%
Uranium revenue	53.4	—	53.4	n/a
Total	153.4	125.7	27.7	22%
Cost of sales	101.8	75.0	26.8	36%
Gross profit	$51.6	$50.7	$0.9	2%

Technical Solutions segment
Revenue	$22.7	$28.8	$(6.1)	(21)%
Cost of sales	24.4	25.6	(1.2)	(5)%
Gross (loss) profit	$(1.7)	$3.2	$(4.9)	(153)%

Total
Revenue	$176.1	$154.5	$21.6	14%
Cost of sales	126.2	100.6	25.6	25%
Gross profit	$49.9	$53.9	$(4.0)	(7)%

Revenue

Revenue from the LEU segment was $153.4 million and $125.7 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $27.7 million (or 22%). The Company had uranium revenue of $53.4 million for the three months ended June 30, 2026. SWU revenue decreased for the three months ended June 30, 2026 by $25.7 million as a result of a 23% decrease in the volume of SWU sold, partially offset by a 3% increase in the average price of SWU sold.

Revenue from the Technical Solutions segment was $22.7 million and $28.8 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $6.1 million (or 21%). The decrease in revenue was primarily attributable to a $5.9 million decrease in revenue generated by the HALEU Operation Contract, while the remaining change was related to other contracts. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phases 2 and 3 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $101.8 million and $75.0 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $26.8 million (or 36%). Uranium costs increased primarily as a result of an increase in the volume of uranium sold. SWU costs decreased as a result of a 23% decrease in the volume of SWU sold, partially offset by a 13% increase in the average unit cost of SWU sold.

Cost of sales for the Technical Solutions segment was $24.4 million and $25.6 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $1.2 million (or 5%). The decrease was primarily attributable to a $1.9 million decrease in costs incurred under the HALEU Operation Contract, while the remaining change was attributable to other contracts.

Gross Profit (Loss)

Gross profit for the LEU segment was $51.6 million and $50.7 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $0.9 million (or 2%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The increase for the three months ended June 30, 2026 was primarily due to the change in the composition of contracts quarter over quarter.

Gross profit (loss) for the Technical Solutions segment was a loss of $1.7 million and profit of $3.2 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $4.9 million (or 153%). The decrease was primarily attributable to the factors discussed above in relation to the HALEU Operation Contract.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$141.6	$177.0	$(35.4)	(20)%
Uranium revenue	56.4	—	56.4	n/a
Total	198.0	177.0	21.0	12%
Cost of sales	118.5	95.1	23.4	25%
Gross profit	$79.5	$81.9	$(2.4)	(3)%

Technical Solutions segment
Revenue	$54.8	$50.6	$4.2	8%
Cost of sales	52.9	45.7	7.2	16%
Gross profit	$1.9	$4.9	$(3.0)	(61)%

Total
Revenue	$252.8	$227.6	$25.2	11%
Cost of sales	171.4	140.8	30.6	22%
Gross profit	$81.4	$86.8	$(5.4)	(6)%

Revenue

Revenue from the LEU segment was $198.0 million and $177.0 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $21.0 million (or 12%). Uranium revenue increased by $56.4 million. SWU revenue decreased by $35.4 million as a result of a 31% decrease in the volume of SWU sold, partially offset by a 16% increase in the average price of SWU sold.

Revenue from the Technical Solutions segment was $54.8 million and $50.6 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $4.2 million (or 8%). The increase in revenue was primarily attributable to a $3.9 million increase in revenue generated by the HALEU Operation Contract, while the remaining change was related to other contracts. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phases 2 and 3 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $118.5 million and $95.1 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $23.4 million (or 25%). Uranium costs increased for the six months ended June 30, 2026. SWU costs decreased as a result of a 31% decrease in the volume of SWU sold, partially offset by a 23% increase in the average unit cost of SWU sold.

Cost of sales for the Technical Solutions segment was $52.9 million and $45.7 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $7.2 million (or 16%). The increase was primarily attributable to a $6.3 million increase in costs incurred under the HALEU Operation Contract, while the remaining change was attributable to other contracts.

Gross Profit

Gross profit for the LEU segment was $79.5 million and $81.9 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $2.4 million (or 3%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The decrease for the six months ended June 30, 2026 was primarily due to the composition of contracts delivered during the period.

Gross profit for the Technical Solutions segment was $1.9 million and $4.9 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $3.0 million (or 61%). The decrease was primarily attributable an increase in costs incurred under the HALEU Operation Contract.

Non-Segment Information

The following tables present elements of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Gross profit	$49.9	$53.9	$(4.0)	(7)%
Advanced technology costs	10.8	3.3	7.5	227%
Selling, general and administrative	26.2	13.4	12.8	96%
Amortization of intangible assets	2.5	3.7	(1.2)	(32)%
Operating income	10.4	33.5	(23.1)	(69)%
Nonoperating components of net periodic benefit loss	1.0	1.0	—	—%
Interest expense	4.2	3.1	1.1	35%
Investment income	(16.3)	(8.0)	(8.3)	(104)%
Other income, net	(0.1)	—	(0.1)	n/a
Income before income taxes	21.6	37.4	(15.8)	(42)%
Income tax expense	4.8	8.5	(3.7)	(44)%
Net income and comprehensive income	$16.8	$28.9	$(12.1)	(42)%

Advanced Technology Costs

Advanced technology costs were $10.8 million and $3.3 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $7.5 million (or 227%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our enrichment capability. The increase was primarily due to costs associated with our previously announced expansion projects at Oak Ridge and Piketon.

Selling, General, and Administrative

Selling, general, and administrative costs were $26.2 million and $13.4 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $12.8 million (or 96%). The increase was primarily as a result of a non-cash stock compensation charge of $17.2 million due to the reclassification of certain Board RSU grants from equity to liability.

Investment Income

Investment income was $16.3 million and $8.0 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $8.3 million (or 104%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 0% Convertible Notes in August 2025 and proceeds from the issuance of Class A Common Stock under our ATM program in the second and fourth quarters of 2025 and second quarter of 2026.

Income Tax Expense

Income tax expense was $4.8 million and $8.5 million in the three months ended June 30, 2026 and 2025, respectively, a decrease of $3.7 million (or 44%). Income tax expense for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net Income and Comprehensive Income

Net income was $16.8 million and $28.9 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $12.1 million (or 42%). The decrease was primarily attributable to an increase in selling, general, and administrative costs of $12.8 million (driven by the $17.2 million stock-compensation expense related to Board RSUs), an increase in advanced technology costs of $7.5 million, and a decrease in gross profit of $4.0 million. This decrease in net income was partially offset by an increase of $8.3 million in investment income and a decrease of $3.7 million in income tax expense, as discussed above.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Gross profit	$81.4	$86.8	$(5.4)	(6)%
Advanced technology costs	29.7	6.3	23.4	371%
Selling, general and administrative	36.2	21.7	14.5	67%
Amortization of intangible assets	4.3	4.8	(0.5)	(10)%
Operating income	11.2	54.0	(42.8)	(79)%
Nonoperating components of net periodic benefit loss	2.0	1.9	0.1	5%
Interest expense	8.2	6.5	1.7	26%
Investment income	(33.3)	(15.3)	(18.0)	(118)%
Extinguishment of long-term debt	—	(11.8)	11.8	100%
Other expense, net	0.2	0.1	0.1	100%
Income before income taxes	34.1	72.6	(38.5)	(53)%
Income tax expense	7.3	16.5	(9.2)	(56)%
Net income and comprehensive income	$26.8	$56.1	$(29.3)	(52)%

Advanced Technology Costs

Advanced technology costs were $29.7 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $23.4 million (or 371%). Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our enrichment capability. The increase was primarily due to costs associated with our previously announced expansion projects at Oak Ridge and Piketon.

Selling, General, and Administrative

Selling, general, and administrative costs were $36.2 million and $21.7 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $14.5 million (or 67%). This increase was primarily as a result of a non-cash stock-compensation charge of $17.2 million due to the reclassification of certain Board RSU grants from equity to liability.

Investment Income

Investment income was $33.3 million and $15.3 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $18.0 million (or 118%). The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 0% Convertible Notes in August 2025 and proceeds from the issuance of Class A Common Stock under our ATM program in the second and fourth quarters of 2025 and second quarter of 2026.

Extinguishment of Long-Term Debt

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the 8.25% Notes in the six months ended June 30, 2025.

Income Tax Expense

Income tax expense was $7.3 million and $16.5 million in the six months ended June 30, 2026 and 2025, respectively, a decrease of $9.2 million (or 56%). Income tax expense for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements in our Annual Report on for the year ended December 31, 2025.

Net Income and Comprehensive Income

Net income was $26.8 million and $56.1 million in the six months ended June 30, 2026 and 2025, respectively, a decrease of $29.3 million (or 52%). The decrease was primarily attributable to an increase of $23.4 million in advanced technology costs, an increase of $14.5 million in selling, general, and administrative costs (driven by the $17.2 million stock-compensation expense related to Board RSUs), and a decrease in the gain on extinguishment of long-term debt of $11.8 million. This decrease in net income was partially offset by an increase of $18.0 million in investment income and a decrease of $9.2 million in income tax expense, as discussed above.

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

The following tables present a reconciliation of the operating income, the most directly comparable GAAP measure, to Adjusted Operating Income, a reconciliation of the net income, the most directly comparable GAAP measure, to Adjusted Net Income, and a reconciliation of the net income per share, the most directly comparable GAAP measure, to Adjusted Net Income Per Share, for each of the periods indicated:

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	GAAP	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)	GAAP	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)
Gross profit	$49.9	$—	$—	$49.9	$53.9	$—	$—	$53.9
Advanced technology costs	10.8	(10.6)	—	0.2	3.3	(3.1)	—	0.2
Selling, general and administrative	26.2	—	(17.7)	8.5	13.4	—	(4.2)	9.2
Amortization of intangible assets	2.5	—	—	2.5	3.7	—	—	3.7
Operating income	10.4	10.6	17.7	38.7	33.5	3.1	4.2	40.8
Nonoperating components of net periodic benefit loss	1.0	—	—	1.0	1.0	—	—	1.0
Interest expense	4.2	—	—	4.2	3.1	—	—	3.1
Investment income	(16.3)	—	—	(16.3)	(8.0)	—	—	(8.0)
Other income, net	(0.1)	—	—	(0.1)	—	—	—	—
Income before income taxes	21.6	10.6	17.7	49.9	37.4	3.1	4.2	44.7
Income tax expense	4.8	2.4	4.0	11.2	8.5	0.7	1.0	10.2
Net income and comprehensive income	$16.8	$8.2	$13.7	$38.7	$28.9	$2.4	$3.2	$34.5

Net income per share:
Basic	$0.85	$0.41	$0.69	$1.95	$1.63	$0.14	$0.18	$1.95
Diluted	$0.77	$0.37	$0.63	$1.77	$1.59	$0.13	$0.18	$1.90
Average number of common shares outstanding (in thousands):
Basic	19,879	—	—	19,879	17,703	—	—	17,703
Diluted	21,891	—	—	21,891	18,121	—	—	18,121

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	GAAP	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)	GAAP	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)
Gross profit	$81.4	$—	$—	$81.4	$86.8	$—	$—	$86.8
Advanced technology costs	29.7	(27.6)	—	2.1	6.3	(4.4)	—	1.9
Selling, general and administrative	36.2	—	(18.1)	18.1	21.7	—	(4.7)	17.0
Amortization of intangible assets	4.3	—	—	4.3	4.8	—	—	4.8
Operating income	11.2	27.6	18.1	56.9	54.0	4.4	4.7	63.1
Nonoperating components of net periodic benefit loss	2.0	—	—	2.0	1.9	—	—	1.9
Interest expense	8.2	—	—	8.2	6.5	—	—	6.5
Investment income	(33.3)	—	—	(33.3)	(15.3)	—	—	(15.3)
Extinguishment of long-term debt	—	—	—	—	(11.8)	—	—	(11.8)
Other expense, net	0.2	—	—	0.2	0.1	—	—	0.1
Income before income taxes	34.1	27.6	18.1	79.8	72.6	4.4	4.7	81.7
Income tax expense	7.3	6.2	4.1	17.6	16.5	1.0	1.1	18.6
Net income and comprehensive income	$26.8	$21.4	$14.0	$62.2	$56.1	$3.4	$3.6	$63.1

Net income per share:
Basic	$1.35	$1.08	$0.71	$3.14	$3.23	$0.20	$0.21	$3.64
Diluted	$1.21	$0.97	$0.63	$2.81	$3.22	$0.20	$0.21	$3.63
Average number of common shares outstanding (in thousands):
Basic	19,826	—	—	19,826	17,344	—	—	17,344
Diluted	22,114	—	—	22,114	17,406	—	—	17,406

Liquidity and Capital Resources

As of June 30, 2026, the Company had a consolidated cash and cash equivalents balance of $1.9 billion. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the Import Ban Act and our ability to obtain additional waivers thereunder, the impact of the Russian Decree and the ability of TENEX to secure export licenses thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

In November 2023, the Company announced that it made its first contractual delivery of HALEU UF6 to the DOE, completing Phase 1. During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 for one production year, as well as continued operations and maintenance of the cascade. Phase 2 included an initial contract value of approximately $90.0 million and compensation on a cost-plus-incentive-fee-basis. The DOE owns the HALEU produced from the demonstration cascade. The DOE extended the HALEU Operation Contract Phase 2 period of performance through January 31, 2026 to allow the Company to complete outstanding change orders. As of June 30, 2026, the Phase 2 contract value and related funding is approximately $170.1 million. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under contract modifications.

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. The Company completed production under Option 1a in mid-June. As of June 30, 2026, Option 1a is funded for the contract value of $108.2 million.

On June 30, 2026, DOE issued an amendment to the HALEU Operation Contract extend the period of performance to September 30, 2026 and to divide the upcoming two-year option period (formerly Option 1b) into a first option period of three months (still referred to as “Option 1b”) and a second option period of 21 months (“Option 1c”). Option 1b now requires 3 months of cascade maintenance and HALEU storage, with no HALEU production, for a fixed price of $15.0 million. Option 1c encompasses the remaining 21 months of HALEU production that were part of the former Option 1b. In conjunction with the amendment, the DOE exercised Option 1b. The current DOE budget proposed for fiscal year 2027 does not include funding for the operation of this cascade. Separately, DOE has communicated that it does not currently intend to exercise further options under the HALEU Operation Contract. As announced on July 1, 2026, the Company is working with DOE on future agreements to enable the Company to privately operate the cascade on a commercial basis, but there can be no assurances that any additional agreements are ultimately agreed.

On January 5, 2026, the DOE announced that Centrus subsidiary, ACO, was awarded a $900.0 million task order to expand its uranium enrichment facility in Piketon, Ohio, to include commercial-scale production of HALEU. The award also includes options, at the DOE’s discretion, for up to an additional $170.0 million to produce and deliver HALEU to the DOE. The task order contract was signed in July 2026. There are no guarantees about whether or when funding by the DOE for such expansion would be awarded.

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and the reactors that will use these fuels to come to market. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and under Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q.

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

Further, any sanctions or other restrictions, including the Import Ban Act banning LEU imports from Russia and the Russian Decree prohibiting LEU exports out of Russia in the absence of a license, represent a significant risk to our business as we rely on the TENEX Supply Contract as a significant supply source to meet our delivery obligations. Such restrictions on LEU imports to the U.S. or exports from Russia could have a material impact on our operations and liquidity. For further discussion, please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and under Part II, Item 1A, Risk Factors of this our Quarterly Report on Form 10-Q.

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

Expansion of Manufacturing Capacity in Oak Ridge, Tennessee

On November 20, 2024, the Company announced the resumption of centrifuge manufacturing activities and expanding its manufacturing capacity at our facility in Oak Ridge, Tennessee. The Company is investing $60.0 million over an 18-month period which lays the groundwork to support a potential large-scale expansion of uranium enrichment in Piketon, Ohio. This was followed with an announcement on January 23, 2026 that the Company plans to invest more than $560.0 million over the next several years to transition the facility to a high-rate manufacturing plant and support the production of thousands of advanced centrifuges in Oak Ridge, Tennessee. The first new centrifuges produced in Oak Ridge are expected to come online in Ohio in 2029.

Expansion of Uranium Enrichment Capacity in Piketon, Ohio

On September 25, 2025, Centrus announced plans for a major expansion of its uranium capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

In December 2025, the Company initiated design work on a 150,000 square foot training, operations and maintenance facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the Company's plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the ACP in Piketon, Ohio. Construction activities began in early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations. Also in December 2025, the Company began domestic centrifuge manufacturing to support commercial LEU enrichment activities at the Piketon, Ohio, facility. This strategic move enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States' uranium enrichment history. Centrus plans to leverage its multi-billion-dollar uranium enrichment expansion to meet its growing backlog of $3.0 billion in contingent LEU and HALEU sales to U.S. and international customer contracts, and targets future commercial-scale production of HALEU, as well.

In March 2026, Centrus announced a partnership with Palantir to apply Palantir’s artificial intelligence (“AI”)-driven software tools in support of the ACP expansion. Through this partnership, Centrus is leveraging Palantir’s Foundry and Artificial Intelligence Platform to integrate disparate systems across classified and unclassified environments and utilize AI to optimize project controls, engineering, manufacturing execution, supply chain management, and regulatory compliance.

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

Potential Transactions

We are also actively considering and expect to consider potential strategic transactions from time to time, which at any given time may be in various stages of discussion, diligence, or negotiation. These could involve, without limitation, acquisitions and/or dispositions of businesses or assets, joint ventures or investments in businesses, products or technologies, or changes to our capital structure. These strategic transactions may include vertical integration initiatives, such as the potential acquisition of one or more suppliers within our supply chain. In connection with any such transaction, we may seek to satisfy our liquidity needs through a combination of working capital, cash generated from operations, additional debt or equity financing, although there can be no assurances that any such additional financing will be available on a timely basis, on terms acceptable to us, or at all.

Cash Flow

The change in cash, cash equivalents and restricted cash from our Condensed Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Six Months Ended June 30,
	2026	2025
Cash (used in) provided by operating activities	$(16.7)	$89.3
Cash used in investing activities	(94.8)	(5.7)
Cash provided by financing activities	53.5	59.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.2)
(Decrease) Increase in cash, cash equivalents and restricted cash	$(58.2)	$143.0

Operating Activities

For the six months ended June 30, 2026, net cash used in operating activities was $16.7 million. The net decrease was primarily due to approximately $247.3 million of disbursements for operations, of which approximately $182.3 million relates to both payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs. These cash outflows were partially offset by approximately $230.0 million in cash collected from customers and investment income.

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

Investing Activities

Capital expenditures were $94.8 million and $5.7 million for the six months ended June 30, 2026 and 2025, respectively.

Financing Activities

For the six months ended June 30, 2026 and 2025, cash of $53.9 million and $139.9 million, respectively, was provided from the net proceeds related to the issuance of 278,114 and 1,415,924 shares, respectively, of Class A Common Stock under ATM offerings.

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount of $74.3 million, together with any accrued and unpaid interest. Refer to Note 6, Debt, of the Financial Statements regarding the accounting for the 8.25% Notes.

Working Capital

The following table summarizes the Company’s working capital (in millions):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,868.5	$1,957.2
Accounts receivable	25.6	30.7
Inventories, net	141.4	130.2
Deferred revenue and advances from customers, net of deferred costs	(51.8)	(90.2)
Other current assets and liabilities, net	(96.1)	(87.1)
Working capital	$1,887.6	$1,940.8

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

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provided notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of July 31, 2026, one noteholder converted $2,000 worth of 2.25% Convertible Notes, which will settle in the third quarter of 2026. No other notes were converted during those periods.

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

2025 Shelf Registration

The Company filed an automatic shelf registration statement on Form S-3 (File No. 333-291305) with the SEC on November 6, 2025, which became effective on November 6, 2025, and was supplemented by a prospectus supplement dated November 6, 2025. Pursuant to this shelf registration statement, the Company may offer and sell up to $1.0 billion in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered. The aggregate market value of remaining securities eligible for offer and sale under this shelf registration statement is approximately $554.5 million as of June 30, 2026.

Common Stock Issuance

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 278,114 shares of its Class A Common Stock at the market price in both the three and six months ended June 30, 2026 for a total of $55.0 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $54.2 million in both the three and six months ended June 30, 2026. Additionally, the Company recorded direct costs of $0.1 million in both the three and six months ended June 30, 2026, related to the issuance.

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 1,157,727 and 1,415,924 shares of its Class A Common Stock at the market price in the three and six months ended June 30, 2025, respectively, for a total of $117.1 million and $143.2 million, respectively. After expenses and commissions paid to the agents, the Company’s proceeds totaled $114.7 million and $140.1 million in the three and six months ended June 30, 2025, respectively. Additionally, the Company recorded direct costs of $0.5 million and $0.6 million in the three and six months ended June 30, 2025, respectively, related to the issuance. As of June 30, 2025, the ATM offering was completed.

The shares of Class A Common Stock were issued pursuant to the Company’s automatic shelf registration statement on Form S-3 (File No. 333-291305), which was filed with the SEC on November 6, 2025 and became effective on November 6, 2025, and a prospectus supplement with the SEC on November 6, 2025 and the Company’s 2023 shelf registration statement on Form S-3 (File No. 333-272984), which was filed with the SEC on June 28, 2023 and became effective on July 10, 2023. This filing was supplemented by prospectus supplements dated February 9, 2024 and May 9, 2025, respectively.

Unless otherwise specified in any prospectus supplement, the Company has used and/or intends to use the net proceeds from the sale of its securities offered under these prospectuses for working capital and general corporate purposes including, but not limited to, capital expenditures, investment in technology development and deployment, repayment of indebtedness, potential acquisitions and other business opportunities. Pending any specific application, the Company may initially invest funds in short-term marketable securities or apply them to the reduction of indebtedness. For further discussion, refer to Part II, Item 1A. Risk Factors, of this Quarterly Report on Form 10-Q.

Rights Agreement

On June 18, 2026, the Company entered into a Seventh Amendment to the Section 382 Rights Agreement (the “Rights Agreement”), which amended the Rights Agreement, dated as of April 6, 2016, by and among the Company, and Computershare Trust Company, N.A. and Computershare Inc., as rights agent, as previously amended. The Seventh Amendment was approved by the Board on March 10, 2026, and approved by the Company’s stockholders at the Company’s annual meeting of the stockholders held on June 18, 2026.

The Seventh Amendment (a) extended the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2026 to June 30, 2029 and (b) increased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $160.38 to $1,143.95 in light of the increase in the trading price of the Company’s Class A common stock since the purchase price was last amended.

The Seventh Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Seventh Amendment has been adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carry-forwards for United States federal income tax purposes and other tax benefits.

Contractual Commitments

Except as set forth below, there have been no material changes to our contractual commitments from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

On April 16, 2026, the Company and Geiger Brothers, a third-party contractor, entered into an agreement for the performance of construction activities associated with the commercial expansion and deployment of LEU and HALEU production capability at the American Centrifuge Plant in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance. The total price paid to the Geiger Brothers will depend on the scope of the services authorized by the ACO, in accordance with the terms of the contract. For further details, refer to Item 2, Overview.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at June 30, 2026.

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

As of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 11, Commitments and Contingencies — Legal Matters, of our Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

Financial Risks

We may require additional capital to support the growth of our business, and this capital might not be available on acceptable terms, if at all, and future sales of our common stock, including under our ATM program, or the incurrence of additional debt could dilute our stockholders.

We intend to continue to make investments to support the growth of our business, including through the expansion of our uranium enrichment and manufacturing capabilities in Piketon, Ohio and Oak Ridge, Tennessee, and through acquisitions, joint ventures, or other strategic transactions. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. To achieve our growth plans and pursue future opportunities, we may need to raise additional funds through the issuance of equity securities or through the incurrence of additional debt. Additional capital may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate additional capital on terms satisfactory to us, our ability to support our business growth and respond to business opportunities and challenges could be significantly impaired and our business, financial condition, and results of operations could be adversely affected.

We maintain a sales agreement with our sales agents under which we may offer and sell shares of our Class A Common Stock from time to time in “at the market” offerings, up to an aggregate offering price of $1.0 billion. Shares sold under our ATM program are issued pursuant to our automatic shelf registration statement on Form S-3 (File No. 333-291305), which we filed with the SEC on November 6, 2025 and which became effective on November 6, 2025, and pursuant to which we may offer and sell securities, including common stock, preferred stock, and debt securities, from time to time, and we retain broad discretion over how we use any proceeds. Any shares we sell under our ATM program or any future equity offering will dilute the ownership interests of our existing stockholders. Sales of a substantial number of shares, or the market’s expectation that we will make such sales, could also cause the market price of our Class A Common Stock to decline.

If we incur additional debt, including additional convertible debt, the debt holders would have rights senior to holders of our Class A Common Stock to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity, including pursuant to our shelf registration statement on Form S-3 or in connection with acquisitions or other strategic transactions, our stockholders will experience dilution, and the new securities could have rights, preferences, or privileges senior to those of our Class A Common Stock. Because our decision to raise capital and the means under which we determine to raise such capital in the future will depend on numerous considerations, including factors beyond our control, we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our common stock and diluting their interests.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
4.1
Seventh Amendment to the Section 382 Rights Agreement, dated as of June 18, 2026, by and among Centrus Energy Corp., Computershare Trust Company, N.A., and Computershare Inc. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2026)

10.1	Executive Incentive Supplemental Plan, effective June 15, 2026. (a) (b)

10.2
Contract (#500141) dated April 16, 2026, by and between American Centrifuge Operating, LLC and Geiger Brothers, Inc. (a) (c) (certain information has been omitted because the identified information is (i) not material, and (ii) the type of information that the company treats as private and confidential)

10.3
Agreement dated July 1, 2026, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a) (c) (certain information has been omitted because the identified information is (i) not material, and (ii) the type of information that the company treats as private and confidential)

10.4	Modification 27 to Agreement, dated June 30, 2026, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Condensed Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Centrus Energy Corp.

August 6, 2026	/s/ Yanhong Dai
Yanhong Dai
Chief Accounting Officer
(Principal Accounting Officer)