Form 10-Q
period 2026-09-30
CENTRUS ENERGY CORP
filed 2026-11-05
CIK 1065059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒
As of November 1, 2026, there were 19,899,250 shares of the registrant’s Class A Common Stock, par value $0.10 per share, and 719,200 shares of the registrant’s Class B Common Stock, par value $0.10 per share, outstanding.

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

FORWARD-LOOKING STATEMENTS
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q of Centrus (the “Company,” “we” or “us”) contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements mean statements related to future events, which may impact our expected future business and financial performance, and often contain words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “will”, “should”, “could”, “would” or “may” and other words of similar meaning. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and represent management’s current views and assumptions with respect to future events and operational, economic and financial performance. Forward-looking statements are not guarantees of future performance, events or results and involve known and unknown risks, uncertainties and other factors, which may be beyond our control and which may be exacerbated by any worsening of the global business and economic environment including but not limited to, risks and uncertainties related to the following:

•our ability to obtain a long-term extension of our existing lease for Piketon from the DOE on acceptable terms or at all, including the potential need to delay, scale back, or abandon our planned expansion of LEU and HALEU enrichment capacity in Piketon and to recognize a significant non-cash charge relating to capitalized improvements at Piketon;
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
•our ability to realize the anticipated benefits of acquisitions, including our acquisition of Westerman, and risks associated with acquisitions, including integration difficulties, unknown liabilities, additional costs and dilution;
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

For a more detailed discussion of these risks and others that could cause actual results to differ materially from those contained in our forward-looking statements, please see our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, Part II, Item 1A. Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and the Risk Factors in our Form S-3 Shelf Registration filed with the SEC on November 2, 2026. These factors may not constitute all factors that could cause actual results to differ from those discussed in any forward-looking statement. Accordingly, forward-looking statements should not be relied upon as a predictor of actual results, and readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. The Company does not undertake any obligation to publicly release any revision to its forward-looking statements to reflect events or circumstances that may arise after the date of this Quarterly Report on Form 10-Q unless required by law.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,236.1	$1,957.2
Accounts receivable	26.8	30.7
Inventories	177.7	322.9
Deferred costs associated with deferred revenue	33.2	40.9
Other current assets	11.7	11.9
Total current assets	2,485.5	2,363.6
Property, plant and equipment, net of accumulated depreciation of $7.9 million and $6.7 million as of September 30, 2026 and December 31, 2025, respectively	312.9	29.5
Deposits for financial assurance	33.1	2.7
Intangible assets, net	15.7	21.2
Deferred tax assets	17.7	21.9
Other long-term assets	6.7	7.0
Total assets	$2,871.6	$2,445.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$107.6	$41.6
Payables under inventory purchase agreements	41.8	18.5
Inventories owed to customers and suppliers	54.0	192.7
Deferred revenue and advances from customers, current	85.3	131.1
Short-term inventory loans	—	38.9
Total current liabilities	288.7	422.8
Long-term debt	1,178.8	1,174.8
Warrant liability	220.4	—
Postretirement health and life benefit obligations	68.1	72.2
Pension benefit liabilities	2.9	3.0
Deferred revenue and advances from customers, noncurrent	0.7	—
Other long-term liabilities	6.9	8.0
Total liabilities	1,766.5	1,680.8
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, par value $1.00 per share, 20,000,000 shares authorized
Series A Participating Cumulative Preferred Stock, none issued	—	—
Class A Common Stock, par value $0.10 per share, 70,000,000 shares authorized, 19,733,908 and 18,945,365 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	2.0	1.9
Class B Common Stock, par value $0.10 per share, 30,000,000 shares authorized, 719,200 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	0.1	0.1
Excess of capital over par value	1,044.0	762.3
Retained earnings	59.9	1.5
Accumulated other comprehensive loss	(0.9)	(0.7)
Total stockholders’ equity	1,105.1	765.1
Total liabilities and stockholders’ equity	$2,871.6	$2,445.9
The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited; in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Separative work units	$14.1	$10.7	$155.7	$187.7
Uranium	17.7	34.1	74.1	34.1
Technical solutions	23.7	30.1	78.5	80.7
Total revenue	55.5	74.9	308.3	302.5
Cost of Sales:
Separative work units and uranium	38.7	52.6	157.2	147.7
Technical solutions	27.4	26.6	80.3	72.3
Total cost of sales	66.1	79.2	237.5	220.0
Gross (loss) profit	(10.6)	(4.3)	70.8	82.5
Advanced technology costs	4.7	1.7	34.4	8.0
Selling, general and administrative	13.2	9.5	49.4	31.2
Amortization of intangible assets	1.2	1.1	5.5	5.9
Operating (loss) income	(29.7)	(16.6)	(18.5)	37.4
Nonoperating components of net periodic benefit loss	1.0	1.0	3.0	2.9
Interest expense	3.9	3.4	12.1	9.9
Investment income	(16.9)	(12.9)	(50.2)	(28.2)
Extinguishment of long-term debt	—	—	—	(11.8)
Gain on change in fair value of warrant liability	(46.4)	—	(46.4)	—
Other (income) expense, net	—	(0.1)	0.2	—
Income (loss) before income taxes	28.7	(8.0)	62.8	64.6
Income tax (benefit) expense	(2.9)	(11.9)	4.4	4.6
Net income and comprehensive income	$31.6	$3.9	$58.4	$60.0

Net income per share:
Basic	$1.53	$0.21	$2.91	$3.40
Diluted	$1.41	$0.19	$2.63	$3.16
Average number of common shares outstanding (in thousands):
Basic	20,632	18,317	20,098	17,672
Diluted	22,412	20,677	22,239	18,965

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended September 30,
	2026	2025
OPERATING
Net income	$58.4	$60.0
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	6.8	6.9
Gain on change in fair value of warrant liability	(46.4)	—
Deferred tax assets	4.2	3.6
Equity-related compensation	16.8	5.3
Revaluation of inventory borrowings	(0.6)	4.1
Gain on extinguishment of 8.25% Notes	—	(11.8)
Amortization of debt issuance costs and discount	4.0	—
Other reconciling adjustments, net	0.3	2.1
Changes in operating assets and liabilities:
Accounts receivable	3.9	19.2
Inventories	106.9	(317.2)
Inventories owed to customers and suppliers	(138.7)	222.8
Other current assets	0.3	0.2
Accounts payable and other liabilities	(8.1)	(4.5)
Payables under inventory purchase agreements	23.3	126.4
Deferred revenue and advances from customers, net of deferred costs	(37.4)	(12.5)
Pension and postretirement benefit liabilities	(4.5)	(4.9)
Other changes, net	(0.3)	(0.3)
Cash (used in) provided by operating activities	(11.1)	99.4

INVESTING
Capital expenditures	(226.4)	(10.1)
Cash used in investing activities	(226.4)	(10.1)

FINANCING
Proceeds from the issuance of common stock, net	53.9	139.7
Proceeds from the issuance of 0% Convertible Senior Notes, net	—	782.4
Proceeds from the issuance of common stock, pre-funded warrants, and common warrants, net	493.8	—
Common stock withheld for tax obligations under stock-based compensation plan	(0.7)	(2.9)
Payment of interest classified as debt	—	(3.5)
Payment of principal to redeem 8.25% Notes	—	(74.3)
Cash provided by financing activities	547.0	841.4

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.1)

Increase in cash, cash equivalents and restricted cash	309.3	930.6
Cash, cash equivalents and restricted cash, beginning of period (Note 3)	1,960.1	704.0
Cash, cash equivalents and restricted cash, end of period (Note 3)	$2,269.4	$1,634.6

	Nine Months Ended September 30,
	2026	2025

Supplemental cash flow disclosures:
Cash paid for interest	$4.5	$4.4
Cash paid for income taxes
Federal	$—	$—
State	$0.4	$0.4
Foreign	$—	$—

Non-cash activities:
Adjustment of right to use lease assets from lease modification	$0.5	$1.3
Property, plant and equipment included in accounts payable and accrued liabilities	$60.2	$2.2
Equity issuance costs included in accounts payable and accrued liabilities	$0.4	$—
Reclassification of equity-based compensation from equity to liability	$0.8	$—

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

CENTRUS ENERGY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions, except per share data)

	Preferred Stock, Series A	Common Stock, Class A, Par Value $0.10 per Share	Common Stock, Class B, Par Value $0.10 per Share	Excess of Capital Over Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2025	$—	$1.9	$0.1	$762.3	$1.5	$(0.7)	$765.1
Net income for the three months ended March 31, 2026	—	—	—	—	10.0	—	10.0
Equity-related compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Equity-related compensation	—	—	—	0.4	—	—	0.4
Balance at March 31, 2026	$—	$1.9	$0.1	$762.4	$11.5	$(0.7)	$775.2

Net income for the three months ended June 30, 2026	—	—	—	—	16.8	—	16.8
Issuance of common stock	—	—	—	54.1	—	—	54.1
Equity-related compensation shares withheld for income taxes	—	—	—	(0.3)	—	—	(0.3)
Reclassification of stock-based compensation equity to liability	—	—	—	(0.8)	—	—	(0.8)
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	0.5	—	—	0.5
Balance at June 30, 2026	$—	$1.9	$0.1	$815.9	$28.3	$(0.8)	$845.4

Net income for the three months ended September 30, 2026	—	—	—	—	31.6	—	31.6
Issuance of common stock and pre-funded warrants	—	0.1	—	226.5	—	—	226.6
Other comprehensive loss	—	—	—	—	—	(0.1)	(0.1)
Equity-related compensation	—	—	—	1.6	—	—	1.6
Balance at September 30, 2026	$—	$2.0	$0.1	$1,044.0	$59.9	$(0.9)	$1,105.1

The accompanying notes are an integral part of these unaudited condensed consolidated Financial Statements.

CENTRUS ENERGY CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements (the “Financial Statements”) of Centrus (the “Company”), which include the accounts of the Company, its principal subsidiary, Enrichment Corp., and its other subsidiaries, as of September 30, 2026, and for the three and nine months ended September 30, 2026, and 2025, have been prepared pursuant to the rules and regulations of the SEC. The unaudited condensed Consolidated Balance Sheet as of December 31, 2025, was derived from audited Consolidated Financial Statements, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the Financial Statements reflect all adjustments, including normal recurring adjustments, necessary for a fair statement of the financial results for the interim period. Certain prior year amounts have been reclassified for consistency with the current year presentation. Certain information and notes normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such rules and regulations. All material intercompany transactions have been eliminated. The Company’s components of comprehensive income for the three and nine months ended September 30, 2026 and 2025, are insignificant.

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2025.

Significant Accounting Policies

The accounting policies of the Company are set forth in Note 1, Summary of Significant Accounting Policies, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There has not been a material change to the Company’s accounting policies since that report, except as noted below.

Warrant Accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of excess of capital over par value at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income.

Government Incentives

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities, to establish authoritative guidance on the accounting for government grants received by business entities. The amendments in this pronouncement establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. A grant related to an asset is a government grant, or part of a government grant, that is conditioned on the purchase, construction, or acquisition of an asset (for example, a long-lived asset or inventory). A grant related to income is a government grant, or part of a government grant, other than a grant related to an asset (for example, a grant that reimburses a business entity for operating expenses). This pronouncement is effective for annual reporting periods beginning after December 15, 2028, and for interim periods within those annual periods, and early adoption is permitted. The Company adopted ASC 832 in the third quarter of 2026, effective January 1, 2026. The Company has applied the guidance prospectively.

Under this guidance, the Company evaluates government awards, such as funding received under the DOE’s HALEU enrichment program, to determine the appropriate accounting treatment and ensure consistent application within its financial statements.

New Accounting Standards

Accounting Standards Effective in Future Periods

In November 2024, the FASB issued Accounting Standards Update ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. This pronouncement is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, and early adoption is permitted. The Company is evaluating the impact this pronouncement will have on its financial statements.

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

2. REVENUE AND CONTRACTS WITH CUSTOMERS

Revenue for the LEU segment is derived from the sales of the SWU component of LEU, from sales of both the SWU and uranium components, and from sales of UF6 and U3O8, to electric utility customers and other nuclear fuel related companies. Revenue for the Technical Solutions segment is derived from uranium enrichment, advanced manufacturing, and other technical services provided to the U.S. government and private sector customers.

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

Disaggregation of Revenue

The following table presents revenue from SWU and uranium sales disaggregated by geographical region based on the billing addresses of customers (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$31.8	$34.1	$84.4	$142.5
Foreign	—	10.7	145.4	79.3
Revenue - SWU and uranium	$31.8	$44.8	$229.8	$221.8

Refer to Note 14, Segment Information, for disaggregation of revenue by segment.

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

In November 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1 of the HALEU Operation Contract. As a result of delays in obtaining 5B Cylinders that DOE was contractually obligated to provide under the HALEU Operation Contract, Phase 2 of the HALEU Operation Contract was extended through June 2025, when Centrus contractually delivered 900 kilograms of HALEU UF6 to DOE, completing Phase 2. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into a first option period of one year (“Option 1a”) and a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. The Company completed production under Option 1a in mid-June. As of September 30, 2026, Option 1a is funded for the contract value of $108.2 million.

On June 30, 2026, DOE issued an amendment to the HALEU Operation Contract to extend the period of performance to September 30, 2026 and to divide the subsequent two-year option period (formerly Option 1b) into a first option period of three months (still referred to as “Option 1b”) and a second option period of 21 months (“Option 1c”). Option 1b now requires three months of cascade maintenance and HALEU storage, with no HALEU production, for a fixed price of $15.0 million. Option 1c encompasses the remaining 21 months of HALEU production that were part of the former Option 1b. In conjunction with the amendment, the DOE exercised Option 1b, which ended on September 30, 2026. Separately, DOE has communicated that it does not currently intend to exercise further production options under the HALEU Operation Contract.

On September 30, 2026, DOE issued an amendment to the HALEU Operation Contract to facilitate temporary storage of the HALEU produced and uranium products and certain equipment procured under the contract. Further, on October 20, 2026, the Company signed a contract with the DOE (the “HALEU Transfer Agreement”) under which the DOE transferred to ACO title to certain materials produced or procured under the HALEU Operation Contract, including HALEU, low-enriched uranium feed and heels, depleted tails and associated cylinders, and ACO assumed the DOE’s financial and operational responsibility for the facility costs, maintenance, security and environmental compliance associated with those materials, and agreed to hold the HALEU for resale to DOE upon request.

Contemporaneously with the HALEU Transfer Agreement, on October 19, 2026, Enrichment Corp. and DOE entered into an amendment to the lease for Piketon. Pursuant to the amendment, the expiration date of the lease was fixed at October 1, 2027, and DOE expressly permitted continued use of the demonstration cascade. Additionally, Enrichment Corp. agreed, subject to approval by NRC of ACO’s decommissioning funding plan, that Enrichment Corp. or ACO would assume from DOE liabilities for the decontamination and decommissioning of the facilities and equipment installed and any work performed under the HALEU Operation Contract, in addition to any additional decontamination and decommissioning liabilities arising from ACO’s use of the demonstration cascade and associated facilities and equipment under the amendment.

As announced on July 1, 2026, the Company is working with DOE on further agreements to enable the Company to privately operate the cascade indefinitely on a commercial basis, but there can be no assurances that any additional agreements are ultimately agreed. As noted above, the Company’s current lease at Piketon expires on October 1, 2027. The DOE has indicated that it will work diligently with the Company to complete a long-term extension of the lease for Piketon before December 31, 2026. However, the DOE is under no obligation to do so, and there can be no assurance that an extension of the Company’s existing lease will be executed by December 31, 2026, or at all, or that any such extension will be on terms that are acceptable to the Company.

Costs under the HALEU Operation Contract include program costs, including direct labor and materials and associated indirect costs that are classified as Cost of Sales, and an allocation of corporate costs supporting the program that are classified as Selling, General and Administrative Expenses. The HALEU Operation Contract is funded incrementally, and as of September 30, 2026, DOE is obligated for costs up to $332.0 million in the aggregate for Phase 1, Phase 2, Option 1a of Phase 3, and the additional scope work. The Company has received aggregate cash payments under the HALEU Operation Contract of $302.1 million through September 30, 2026.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

Remaining Performance Obligations

The Company’s remaining performance obligations under the LEU and Technical Solutions segments represent the aggregate amount of the total contract transaction price that is unsatisfied or partially unsatisfied. Performance obligations are recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made. The Company’s total remaining performance obligations were approximately $0.8 billion and $0.6 billion as of September 30, 2026, and December 31, 2025, respectively, and currently extend to 2034.

The remaining performance obligations in the LEU segment, primarily related to medium and long-term contracts with fixed commitments, were approximately $0.8 billion and $0.6 billion as of September 30, 2026 and December 31, 2025, respectively, and currently extend to 2034. The remaining performance obligations represent the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries and include approximately $85.3 million and $131.1 million of Deferred Revenue and Advances from Customers that have remaining performance obligations at September 30, 2026, and December 31, 2025, respectively. The remaining performance obligations are partially based on customer estimates of the timing and size of the customers’ fuel requirements and other assumptions that are subject to change. The remaining performance obligations include estimates of selling prices, which may be subject to change. Depending on the terms of specific contracts, prices may be adjusted based on escalation using a general inflation index, published SWU price indicators prevailing at the time of delivery, and other factors, all of which are variable. The Company uses external composite forecasts of future market prices and inflation rates in its pricing estimates.

The remaining performance obligations in the Technical Solutions segment were approximately $21.0 million and $79.1 million, as of September 30, 2026, and December 31, 2025, respectively, and extend through 2026. The remaining performance obligations in Technical Solutions include both funded (services for which funding has been both authorized and appropriated by the customer) and unfunded (services for which funding has not been appropriated) amounts. The Company does not include unexercised options or potential services under indefinite-delivery, indefinite-quantity agreements in its remaining performance obligations. If any of the Company’s contracts were to be terminated, its remaining performance obligations would be reduced by the expected value of the cancelled performance obligations of such contracts.

Accounts Receivable

The following table presents the components of accounts receivable (in millions):

	September 30, 2026	December 31, 2025

Accounts receivable:
Billed	$15.4	$19.9
Unbilled *	11.4	10.8
Accounts receivable	$26.8	$30.7

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

Contract Liabilities

The following table presents changes in contract liability balances (in millions):

	September 30, 2026	December 31, 2025	Year-To-Date Change
Deferred revenue - current	$85.3	$131.1	$(45.8)
Deferred revenue - noncurrent	$0.7	$—	$0.7

Previously deferred sales and advances from customers recognized in revenue totaled $57.6 million and $68.5 million in the nine months ended September 30, 2026 and 2025, respectively.

3. CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The following table summarizes the Company’s cash, cash equivalents and restricted cash as presented on the Condensed Consolidated Balance Sheets to amounts on the Condensed Consolidated Statements of Cash Flows (in millions):

	September 30, 2026	December 31, 2025

Cash and cash equivalents	$2,236.1	$1,957.2
Deposits for financial assurance - current (a)	0.2	0.2
Deposits for financial assurance - noncurrent	33.1	2.7
Total cash, cash equivalents and restricted cash	$2,269.4	$1,960.1

(a) Deposits for financial assurance - current is included within Other Current Assets in the Condensed Consolidated Balance Sheets.

The Company has $0.1 million denominated in euros as of both September 30, 2026 and December 31, 2025 and recorded $0 and $0.2 million in transaction losses in the three and nine months ended September 30, 2026, respectively, and $0.1 million in transaction gains and $0.1 million in transaction losses in the three and nine months ended September 30, 2025, respectively.

The following table provides additional detail regarding the Company’s deposits for financial assurance (in millions):

	September 30, 2026		December 31, 2025
	Current	Long-Term	Current	Long-Term
Escrow	$—	$30.4	$—	$—
Workers Compensation	—	2.6	—	2.6
Other	0.2	0.1	0.2	0.1
Total deposits for financial assurance	$0.2	$33.1	$0.2	$2.7

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

	September 30, 2026			December 31, 2025
	Current Assets	Current Liabilities (a)	Inventories, Net	Current Assets	Current Liabilities (a)	Inventories, Net
Separative work units	$21.4	$—	$21.4	$21.1	$17.8	$3.3
Uranium	152.0	54.0	98.0	301.8	174.9	126.9
Conversion credits	4.3	—	4.3	—	—	—
Total	$177.7	$54.0	$123.7	$322.9	$192.7	$130.2

(a)This includes inventories owed to suppliers for advances of uranium.

The Company may borrow SWU or uranium from customers, suppliers or fabricators, in which case the Company will record the SWU and/or uranium and the related liability for the borrowing using the projected and forecasted purchase price over the borrowing period.

During the three months ended September 30, 2026 and 2025, respectively, the Company sold the U3O8 contained in a quantity of UF6 to customers. Under the terms of the applicable agreement, the Company delivered the UF6 to a converter, who delivered the U308 to the customers and transferred $4.3 million and $10.4 million, respectively, of conversion services credits contained in the UF6 to the Company.

In the three and nine months ended September 30, 2026, the Company repaid SWU inventory loans borrowed from a customer valued at $0 and $38.3 million, respectively. In the three and nine months ended September 30, 2025, the Company repaid SWU inventory loans borrowed from a customer valued at $0 and $38.8 million, respectively, by utilizing advances of SWU from the fabricator under an existing optimization agreement. In June 2025, the Company also repaid its UF6 inventory loan valued at $29.8 million.

The Company performs quarterly revaluations of Long-Term Inventory Loans reflecting an updated projection of the timing and sources of inventory to be used for repayment. These revaluations were recorded to Cost of Sales and resulted in a decrease to the related liability of $0 and $0.6 million, respectively, and an increase to the related liability of $0.5 million and $4.1 million, for the three and nine months ended September 30, 2026 and 2025, respectively.

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

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Backlog	$54.6	$52.7	$1.9	$54.6	$50.6	$4.0
Customer relationships	68.9	55.1	13.8	68.9	51.7	17.2
Total	$123.5	$107.8	$15.7	$123.5	$102.3	$21.2

6. DEBT

The principal amounts of our long-term debt consists of the following (in millions):

Maturity	Interest Rate	September 30, 2026	December 31, 2025
2030	2.25%	$402.5	$402.5
2032	0%	805.0	805.0
Total		$1,207.5	$1,207.5

A summary of interest expense and amortization of debt issuance costs is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest expense	$2.3	$2.3	$6.8	$6.8
Amortization of debt issuance costs and discount	1.3	0.9	4.0	2.0
Total interest expense on debt	$3.6	$3.2	$10.8	$8.8

Convertible Notes

In November 2024, the Company issued $402.5 million of 2.25% Convertible Notes due 2030 and in August 2025, the Company issued $805.0 million of 0% Convertible Notes due 2032. There are no required principal payments prior to the maturity of the 2.25% Convertible Notes or the 0% Convertible Notes. The 2.25% Convertible Notes bear interest at an annual rate of 2.25%, payable semi-annually in arrears on May 1 and November 1 of each year. The 0% Convertible Notes do not bear regular interest and the principal amount will not accrete.

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provides notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of July 31, 2026, one note holder converted $2,000 worth of 2.25% Convertible Notes, which settled in the third quarter of 2026. No other notes were converted during those periods or through October 31, 2026. Additional terms and conditions of the 2.25% Convertible Notes and 0% Convertible Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

8.25% Notes

Pursuant to a notice of redemption issued on February 24, 2025, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the $74.3 million aggregate principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the long-term debt. As of both December 31, 2025 and September 30, 2026, none of the 8.25% Notes remained outstanding.

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
•Level 3 assets include investments with unobservable inputs, such as third-party valuations, due to little or no market activity.

Financial Instruments Recorded at Fair Value (in millions):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,236.1	$—	$—	$2,236.1	$1,957.2	$—	$—	$1,957.2
Deferred compensation asset (a)	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5

Liabilities:
Deferred compensation obligation (a)	$0.6	$—	$—	$0.6	$0.5	$—	$—	$0.5
Equity-related compensation (b)	$15.1	$—	$—	$15.1	$—	$—	$—	$—
Warrant liability (c)	$—	$—	$220.4	$220.4	$—	$—	$—	$—

(a)    The deferred compensation asset and obligation represent the balance of deferred compensation plus net investment earnings. The deferred compensation plan is funded through a rabbi trust. Trust funds are invested in mutual funds for which unit prices are quoted in active markets and are classified within Level 1 of the valuation hierarchy.
(b)    The equity-based compensation liability consists of the restricted stock unit (“RSU”) awards issued to members of the Company’s Board, which are classified as liability awards beginning in the three months ended June 30, 2026. Prior to June 30, 2026, these awards were classified as equity awards and measured at the grant-date fair value. Refer to Note 12, Stockholders’ Equity, for details. Fair value of these awards is based on the share price quoted in active markets, classified within Level 1 of the valuation hierarchy.
(c)    The fair value of the common warrants was determined using Level 3 inputs. Centrus determined the fair value of the common warrants using unobservable inputs in the Black-Scholes option-pricing model. Inherent in the valuation were assumptions related to the expected stock-price volatility, expected term, risk-free interest rate, and dividend yield. The Company estimated the expected volatility based on the Company’s historical, implied, and guideline public company stock price volatility. The expected stock-price volatility was 55% as of September 30, 2026. The expected term was assumed to be equivalent to the warrants’ remaining contractual term. The risk-free interest rate was estimated using the yield on actively traded non-inflation-indexed U.S. treasury securities with contract maturities equal to the expected term. The dividend yield was based on the historical rate, which the Company anticipates remaining at zero. Refer to Note 11, Warrants, for details.

There were no transfers between Level 1, 2 or 3 during the periods presented.

Other Financial Instruments

As of September 30, 2026, and December 31, 2025, the Condensed Consolidated Balance Sheets carrying amounts for Accounts Receivable, Accounts Payable and Accrued Liabilities (excluding the deferred compensation obligation described above), and Payables under Inventory Purchase Agreements approximate fair value because of their short-term nature.

The carrying value and estimated fair value of long-term debt were as follows (in millions):

	September 30, 2026			December 31, 2025
	Carrying Value		Estimated Fair Value (a)	Carrying Value		Estimated Fair Value (a)
2.25% Convertible Notes	$392.8	(b)	$695.9	$391.2	(c)	$1080.4
0% Convertible Notes	$786.0	(c)	$733.4	$783.7	(c)	$1089.8
(a) Estimated fair value is based on bid/ask quotes as of or near the balance sheet date, which are considered Level 2 inputs.
(b)As of September 30, 2026 and December 31, 2025, the carrying value of the 2.25% Convertible Notes is net of $9.7 million and $11.3 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.
(c)As of September 30, 2026 and December 31, 2025, the carrying value of the 0% Convertible Notes is net of $19.0 million and $21.3 million of unamortized debt issuance costs, respectively. Refer to Note 6, Debt.

8. PENSION AND POSTRETIREMENT HEALTH AND LIFE BENEFITS

The Company provides retirement benefits to certain employees and retirees. The Company has one qualified defined benefit pension plan, one postretirement health and life benefit plan and two nonqualified plans.

The components of net periodic benefit costs (credits) for the defined benefit pension plans were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service costs	$0.1	$0.1	$0.3	$0.3
Interest costs	0.4	0.4	1.2	1.2
Amortization of prior service costs (credits), net	—	—	(0.1)	(0.1)
Expected return on plan assets (gains)	(0.5)	(0.5)	(1.4)	(1.4)
Net periodic benefit costs (credits)	$—	$—	$—	$—

The components of net periodic benefit costs for the postretirement health and life benefit plan were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest costs	$1.2	$1.2	$3.4	$3.4
Amortization of prior service costs (credits), net	—	(0.1)	(0.1)	(0.1)
Net periodic benefit costs	$1.2	$1.1	$3.3	$3.3

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

Centrus evaluated both positive and negative evidence that was objectively verifiable to determine the amount of the federal valuation allowance that was required on Centrus’ federal deferred tax assets. In 2025, Centrus had visibility on a significant portion of revenue in the LEU segment for 2025 through 2028, primarily from its long-term sales contracts. Additionally, Centrus’ investment income forecast increased based upon increased liquidity. Centrus determined that the positive evidence of increased future investment income supported the release of the federal valuation allowance in 2025. However, because of the lack of objectively verifiable information in later years, it was determined that forecasted future income was not sufficient to realize all the deferred tax assets. Therefore, Centrus released $10.2 million of the valuation allowance against its federal net deferred tax assets in the three and nine months ended September 30, 2025. There was no release of valuation allowance in the three and nine months ended September 30, 2026.

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

10. NET INCOME PER SHARE

Basic net income per share is calculated by dividing net income allocable to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. In calculating diluted net income per share, the number of shares is increased by the weighted average number of potential common shares related to stock compensation awards, including RSUs, restricted stock, and shares issuable under convertible notes. No dilutive effect is recognized in a period in which a net loss has occurred.

On September 9, 2026, Centrus entered into an underwriting agreement and sold (i) 500,000 shares of Class A Common Stock, (ii) pre-funded warrants to provide for the purchase, upon exercise, of up to 2,005,513 shares of Class A Common Stock, and (iii) common warrants to provide for the purchase, upon exercise, of up to 6,992,382 shares of Class A Common Stock. Each pre-funded warrant has a nominal exercise price of $0.10 and so these instruments are included in the basic weighted average number of common and common equivalent shares for the three and nine months ended September 30, 2026. The dilutive impact of the common warrants on the calculation of diluted income per share is considered using the treasury stock method. However, the dilutive impact of the common warrants is limited to in-the-money portion, based on the exercise price. For the three and nine months ended September 30, 2026, all of the common warrants are antidilutive. Refer to Note 11, Warrants, for additional information on this transaction.
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
The weighted average number of common and common equivalent shares used in the calculation of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator (in millions):
Net income	$31.6	$3.9	$58.4	$60.0

Denominator (in thousands):
Average common shares outstanding - basic	20,632	18,317	20,098	17,672
Potentially dilutive shares related to equity-compensation awards	37	51	42	63
Potentially dilutive shares related to 2.25% Convertible Notes	1,743	2,309	2,099	1,230
Average common shares outstanding - diluted	22,412	20,677	22,239	18,965

Net income per share (in dollars):
Basic	$1.53	$0.21	$2.91	$3.40
Diluted	$1.41	$0.19	$2.63	$3.16

Common stock equivalents excluded from the diluted calculation because they would have been antidilutive (in thousands)	5	—	—	—
0% Convertible Notes (if-converted) excluded from the diluted calculation because they would have been antidilutive (in thousands)	1,264	133	552	2,290
Warrants excluded from the diluted calculation because they would have been antidilutive (in thousands)	1,109	—	238	—

11. WARRANTS

On September 9, 2026, the Company entered into an underwriting agreement with Guggenheim Securities LLC and sold (i) 500,000 shares of Class A Common Stock, (ii) “pre-funded warrants” to purchase upon exercise, up to 2,005,513 shares of its Class A Common Stock, and (iii) common warrants to purchase upon exercise, up to 6,992,382 shares of its Class A Common Stock, which represented all of the securities offered in the offering. The Company received gross proceeds of approximately $500.0 million related to this sale and incurred related costs of approximately $11.2 million. In September 2026, the Company issued 500,000 shares of Class A Common Stock, 2,005,513 pre-funded warrants, and 6,992,382 common warrants. As of September 30, 2026, none of the pre-funded or common warrants have been exercised.

The following table shows the exercise price and expiration date of the pre-funded warrants and each tranche of the common warrants:

	Underlying Shares of Class A Common Stock	Exercise Price	Expiration Date

Pre-funded warrants	2,005,513	$0.1000	September 10, 2051
Common warrants
Warrant Series A
Warrant Series A - Tranche 1	1,101,989	$226.8625	September 10, 2028
Warrant Series A - Tranche 2	1,101,989	$226.8625	November 12, 2028
Warrant Series B
Warrant Series B - Tranche 1	918,324	$272.2350	September 10, 2029
Warrant Series B - Tranche 2	918,324	$272.2350	November 12, 2029
Warrant Series C
Warrant Series C - Tranche 1	787,135	$317.6075	September 10, 2030
Warrant Series C - Tranche 2	787,135	$317.6075	November 12, 2030
Warrant Series D
Warrant Series D - Tranche 1	688,743	$362.9800	September 10, 2031
Warrant Series D - Tranche 2	688,743	$362.9800	November 12, 2031
Total common warrants	6,992,382

The pre-funded warrants are classified as stockholders’ equity and the common warrants are classified as liabilities and remeasured at each reporting period. Issuance costs of $4.6 million allocated to the common warrants were expensed and included in Selling, General, and Administrative costs, and the $6.6 million issuance costs allocated to the equity-classified instruments were recorded as a reduction of Excess of Capital over Par Value.

12. STOCKHOLDERS’ EQUITY

Common Stock Issuance under ATM offerings

Pursuant to a sales agreement dated November 6, 2025, with its agents, the Company sold through ATM offerings an aggregate of 278,114 shares of its Class A Common Stock at the market price in the nine months ended September 30, 2026 for a total of $55.0 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $54.2 million in the nine months ended September 30, 2026. Additionally, the Company recorded direct costs of $0.1 million in the nine months ended September 30, 2026 related to the issuance. There were no ATM sales in the three months ended September 30, 2026.

Pursuant to a sales agreement dated February 9, 2024, with its agents, the Company sold through ATM offerings an aggregate of 1,415,924 shares of its Class A Common Stock at the market price in the nine months ended September 30, 2025 for a total of $143.2 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $140.1 million in the nine months ended September 30, 2025. Additionally, the Company recorded direct costs of $0.6 million in the nine months ended September 30, 2025 related to the issuance. The Company did not issue any shares of its Class A Common Stock under the ATM offering in the three months ended September 30, 2025. As of September 30, 2025, the ATM offering was completed.

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

Awards under Equity Incentive Plan

Under the Company’s 2014 Equity Incentive Plan, as amended, participating employees are eligible to receive grants of equity awards such as restricted stock, RSUs, notional stock units and SARs, and other stock-based awards.

In March 2022, 2023, and 2024 and in February 2025 and June 2026, RSUs were granted to participating employees with a vesting period ending in March 2025, 2026, 2027, 2028, and 2029, respectively. The RSU awards are a combination of performance based units and time based units. The RSUs are payable in shares of the Company’s Class A Common Stock. The RSUs are subject to the Company achieving defined performance goals over the respective vesting period. The grant-date fair value is included in Excess of Capital Over Par Value as the value is amortized over the vesting period.

The Class A Common Stock issued for the 2022-2024 performance period were issued in March 2025. The Class A Common Stock issued for the 2023-2025 performance period were issued in March 2026. Under the terms of the incentive plan, the Company withheld $0.3 million of shares for the shares issued in both March 2025 and March 2026 to fund the tax withholding obligations of the share recipients.

The Company has also issued stock and time-based RSUs periodically in connection with onboarding new executive officers and performance-based RSUs aligned with the Company’s operational objectives.

Board Restricted Stock Units

In the nine months ended September 30, 2026 and 2025, the Compensation, Nominating and Governance Committee of the Board approved the withholding of shares related to 2025 and 2024 RSU grants to members of the Board to fund the grantees’ income tax liabilities beyond the Company’s legal requirement.

As a result of this history of withholding shares to fund the Board members’ income tax liabilities, these awards no longer meet the requirements to be classified as equity. The grants noted above, as well as the outstanding vested but unsettled awards granted from 2014 to 2021, were reclassified from equity to liability, which resulted in an increase in Selling, General, and Administrative expenses of $17.2 million and $3.6 million in the three months ended June 30, 2026 and June 30, 2025, respectively. The Company also made cash payments of $0.2 million and $2.2 million related to the grantees’ income tax liabilities in the three months ended June 30, 2026 and June 30, 2025, respectively. No reclassification occurred in the three months ended September 30, 2026 or September 30, 2025, respectively.

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

The Seventh Amendment (a) extended the Final Expiration Date (as defined in the Rights Agreement) from June 30, 2026 to June 30, 2029 and (b) increased the purchase price for each one one-thousandth (1/1000th) of a share of the Company’s Series A Participating Cumulative Preferred Stock, par value $1.00 per share, from $160.38 to $1,143.95 in light of the increase in the trading price of the Class A Common Stock since the purchase price was last amended.

The Seventh Amendment was not adopted as a result of, or in response to, any effort to acquire control of the Company. The Seventh Amendment has been adopted in order to preserve for the Company’s stockholders the long-term value of the Company’s net operating loss carry-forwards for United States federal income tax purposes and other tax benefits.

13. COMMITMENTS AND CONTINGENCIES

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

On June 8, 2022, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Brad Allen Lykins, as administrator of the estate of Braden Aaron Lee Lykins in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Lykins Complaint”). In March 2021, Braden Lykins, who was thirteen years old, passed away from leukemia. The complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing Lykins’ death and seeks monetary damages. On August 30, 2022, the Company, Enrichment Corp., and the other defendants filed their answer to the Lykins Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

On March 8, 2023, the Company, Enrichment Corp., and six other DOE contractors that operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Christian Rose in the U.S. District Court in the Southern District of Ohio, Eastern Division (the “Rose Complaint”). Christian Rose was diagnosed with cancer in June 2022. Although Mr. Rose is an adult, he attended the Zahn’s Corner Middle School, which was closed in 2019 due to contamination and is in the vicinity of the plant. The Rose Complaint alleges that the defendants released radiation into the environment in violation of the Price-Anderson Act causing death – even though the plaintiff is still alive – and seeks monetary damages in the nature of past and future medical expenses, pain and suffering and punitive damages, among others. On May 15, 2023, the Company, Enrichment Corp. and the other defendants filed their answers to the Rose Complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

On August 20, 2026, the Company, Enrichment Corp., and six other DOE contractors who operated facilities at the Portsmouth GDP were named as defendants in a complaint filed by Heather Blanton in the U.S. District Court in the Southern District of Ohio, Eastern Division (“Blanton Complaint”). Heather Blanton was diagnosed with breast cancer in January 2019 and after treatment continues to suffer from cancer. The Blanton Complaint alleges that the defendants released radiation into the environment exposing Ms. Blanton to radiation in violation of the Price-Anderson Act and causing Ms. Blanton’s cancer and other injuries, and seeks monetary damages. On October 21, 2026, the Company, Enrichment Corp., and the other defendants filed their answer to the amended complaint. The Company and Enrichment Corp. believe that their operations at the Portsmouth GDP site were fully in compliance with the NRC’s regulations. Further, the Company and Enrichment Corp. believe that any such liability should be indemnified by DOE under the Price-Anderson Act. The Company and Enrichment Corp. have provided notifications to the DOE required to invoke indemnification under the Price-Anderson Act and other contractual provisions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
LEU segment:
Separative work units	$14.1	$10.7	$155.7	$187.7
Uranium	17.7	34.1	74.1	34.1
Intersegment revenue, eliminated on consolidation	—	6.3	6.8	12.4
Total	31.8	51.1	236.6	234.2
Technical Solutions segment	23.7	30.1	78.5	80.7
Total	55.5	81.2	315.1	314.9
Elimination of intersegment revenue	—	(6.3)	(6.8)	(12.4)
Total revenue	$55.5	$74.9	$308.3	$302.5

Cost of Sales
LEU segment:
Separative work units and uranium	$38.7	$52.6	$157.2	$147.7
Intersegment cost of sales, eliminated on consolidation	—	6.4	4.6	10.7
Total	38.7	59.0	161.8	158.4
Technical Solutions segment	27.4	26.6	80.3	72.3
Total	66.1	85.6	242.1	230.7
Elimination of intersegment cost of sales	—	(6.4)	(4.6)	(10.7)
Total cost of sales	$66.1	$79.2	$237.5	$220.0

Segment Gross (Loss) Profit
LEU segment:
LEU segment	$(6.9)	$(7.8)	$72.6	$74.1
Intersegment gross (loss) profit, eliminated on consolidation	—	(0.1)	2.2	1.7
Total	(6.9)	(7.9)	74.8	75.8
Technical Solutions segment:
Technical Solutions	(3.7)	3.5	(1.8)	8.4
Total	(3.7)	3.5	(1.8)	8.4
Elimination of intersegment gross profit (loss)	—	0.1	(2.2)	(1.7)
Gross (loss) profit	$(10.6)	$(4.3)	$70.8	$82.5

Reconciliation to income before income taxes
Advanced technology costs	$4.7	$1.7	$34.4	$8.0
Selling, general and administrative	13.2	9.5	49.4	31.2
Amortization of intangible assets	1.2	1.1	5.5	5.9
Nonoperating components of net periodic benefit loss	1.0	1.0	3.0	2.9
Interest expense	3.9	3.4	12.1	9.9
Investment income	(16.9)	(12.9)	(50.2)	(28.2)
Extinguishment of long-term debt	—	—	—	(11.8)
Gain on change in fair value of warrant liability	(46.4)	—	(46.4)	—
Other (income) expense, net	—	(0.1)	0.2	—
Income (loss) before income taxes	$28.7	$(8.0)	$62.8	$64.6

The Company’s total assets are not presented for each reportable segment as they are not reviewed by, nor otherwise regularly provided to the chief operating decision maker (“CODM”), the CEO. The CODM uses revenue, cost of sales and gross profit to allocate resources (including personnel and financial or capital resources) for each segment, predominantly in the annual budget and quarterly financial review and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using revenue, cost of sales and gross profit when making decisions about allocating capital and personnel to the segments. Centrus’ long-term or long-lived assets, which include property, plant and equipment and other assets reported on the Condensed Consolidated Balance Sheet, were located in the United States as of September 30, 2026 and December 31, 2025.

Revenue from Major Customers (10% or More of Total Revenue)

In the three months ended September 30, 2026, three customers in the LEU segment individually represented $14.0 million, $9.0 million, and $8.8 million of revenue, respectively. In the nine months ended September 30, 2026, two customers in the LEU segment individually represented $78.9 million and $57.6 million of revenue, respectively. One customer in the Technical Solutions segment individually represented $18.8 million and $72.3 million of revenue in the three and nine months ended September 30, 2026, respectively.

In the three months ended September 30, 2025, two customers in the LEU segment individually represented $34.1 million and $10.7 million, respectively. In the nine months ended September 30, 2025, four customers in the LEU segment individually represented $67.5 million, $35.7 million, $34.1 million, and $32.8 million of revenue, respectively. One customer in the Technical Solutions segment individually represented $29.0 million and $78.6 million in the three and nine months ended September 30, 2025, respectively.

15. GOVERNMENT INCENTIVES

On January 5, 2026, the DOE announced that Centrus subsidiary, ACO, was awarded a $900.0 million task order under the 2024 HALEU Production Contract to expand Piketon to include commercial-scale production of HALEU. On July 1, 2026, ACO signed a contract with the DOE governing ACO’s performance of the task order.

This contract establishes a firm fixed price of $900.0 million to be paid incrementally over the course of the contract, as performance-based milestones are met, to deploy a specified amount of enrichment capacity and deliver, by July 2032, one metric ton of uranium (MTU) enriched as HALEU UF6 to a nominal 19.75 weight percent of 235U. The contract also includes first and second options, exercisable by the DOE in its sole discretion, each for delivery over a maximum twelve-month period, of five MTUs enriched as HALEU UF6 to a nominal 19.75 weight percent of 235U for a firm fixed price of $17.0 million per MTU (or a total of $85.0 million for each five MTUs). Upon completion of its obligations under the contract, ACO would obtain title to the deployed enrichment capacity. The payment milestones reflect incremental payments throughout the period from contract initiation through completion of the initial phase of performance in 2031, with relatively larger portions of the overall funding being paid in 2028 and upon completion of the initial phase of performance in 2031 (roughly 40 and 30 percent, respectively).

16. SUBSEQUENT EVENT

On October 16, 2026, Centrus entered into a Membership Interest Purchase Agreement with Ventura Trust, not in its individual capacity but solely as trustee of the Westerman Employee Stock Ownership Trust (“Seller”), and Westerman Holdings, LLC, a Delaware limited liability company (“Westerman”), pursuant to which on the same date the Company purchased 100% of the issued and outstanding limited liability company membership interests of Westerman (the “LLC Interests”) from the Seller (the “Acquisition”). Westerman is a U.S. equipment manufacturing and engineering firm focused primarily on the energy sector. As a result of the Acquisition, Westerman is a wholly owned subsidiary of the Company.

The aggregate purchase price for the LLC Interests was approximately $116.0 million (“Purchase Price”), which was paid by the Company $95.0 million in cash, and $21.0 million in shares of Class A Common Stock. In connection with the Acquisition, the Company paid, out of the Purchase Price and on behalf of Westerman, an aggregate amount of (a) approximately $31.5 million to the holders of subordinated notes previously issued by Westerman in full satisfaction of the notes and (b) $12.7 million to the lender under a term loan facility of Westerman in full repayment of the loan. The Company also paid, out of the Purchase Price, approximately $10.5 million of the Seller’s and Westerman’s transaction expenses. The number of shares of Class A Common Stock issued was determined based on the closing price of the Class A Common Stock as of October 15, 2026, and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Published spot price indicators for SWU reached previous historic highs in April 2009 at $163 per SWU. In the years following the 2011 Fukushima accident in Japan, spot prices fell to a low of $34 per SWU by August 2018. This was followed by a period of price increases, reaching $200 per SWU by December 31, 2025. As of September 30, 2026, spot prices remained steady at $203 per SWU. The increase in the SWU spot price beginning in 2022 has been driven primarily by uncertainty created as a result of the war in Ukraine coupled with growing interest in nuclear power as a source of reliable carbon-free energy. The contemplation of imposition of tariffs on LEU may put additional upward pressure on the price of SWU.

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

The war in Ukraine, along with the Import Ban Act and the Russian Decree, has prompted calls for public and private investment in new, domestic uranium enrichment capacity not only for HALEU production, but also for LEU production to support the existing fleet of reactors. As a result, coupled with the Company’s contract awards for HALEU and LEU production, Centrus is exploring the opportunity to deploy LEU enrichment alongside HALEU enrichment to meet a range of commercial and U.S. government requirements, which would bring cost synergies while increasing revenue opportunities. Our ability to deploy LEU and/or HALEU enrichment, and the timing, sequencing, and scale of those capabilities, is subject to the availability of funding and/or offtake commitments.

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

In November 2023, the Company announced that it made its first contractual delivery of HALEU to the DOE, completing Phase 1 of the HALEU Operation Contract. As a result of delays in obtaining 5B Cylinders that DOE is contractually obligated to provide under the HALEU Operation Contract, Phase 2 of the HALEU Operation Contract was extended through June 2025, when Centrus contractually delivered the Phase 2 production target of 900 kilograms of HALEU UF6 to DOE, completing Phase 2, and then was extended further through January 31, 2026 to allow the Company to complete outstanding change orders. The fee for the Phase 2 period of performance that was extended beyond November 30, 2024 was not definitized and is subject to negotiation.

On June 17, 2025, the DOE amended the HALEU Operation Contract to divide the first three-year option period into Option 1a, a first option period of one year, and Option 1b, a second option period of two years (“Option 1b”). The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. In conjunction with the amendment, the DOE exercised Option 1a — launching Phase 3 of the contract effective June 30, 2025, with a period of performance through June 30, 2026. Production under Option 1a was completed in mid-June 2026.

On June 30, 2026, DOE issued an amendment to the HALEU Operation Contract to extend the period of performance to September 30, 2026 and to divide the upcoming two-year option period (formerly Option 1b) into Option 1b, now a first option period of three months, and Option 1c, a second option period of 21 months. Option 1b now requires three months of cascade maintenance and HALEU storage, with no HALEU production, for a fixed price of $15.0 million. Option 1c encompasses the remaining 21 months of HALEU production that were part of the former Option 1b. In conjunction with the amendment, the DOE exercised Option 1b, which ended on September 30, 2026. As of September 30, 2026, Option 1a is funded for the contract value of $108.2 million. The current DOE budget proposed for fiscal year 2027 does not include funding for the operation of this cascade. Separately, DOE has communicated that it does not currently intend to exercise further production options under the HALEU Operation Contract.

On September 30, 2026, DOE issued an amendment to the HALEU Operation Contract to facilitate temporary storage of the HALEU produced and uranium products and certain equipment procured under the contract. Further, on October 20, 2026, the Company signed a contract with the DOE (the “HALEU Transfer Agreement”) under which the DOE transferred to ACO title to certain materials produced or procured under the HALEU Operation Contract, including HALEU, low-enriched uranium feed and heels, depleted tails and associated cylinders, and ACO assumed the DOE’s financial and operational responsibility for the facility costs, maintenance, security and environmental compliance associated with those materials, and agreed to hold the HALEU for resale to DOE upon request.

Contemporaneously with the HALEU Transfer Agreement, on October 19, 2026, Enrichment Corp. and DOE entered into an amendment to the lease for the Piketon, Ohio, facility. Pursuant to the amendment, the expiration date of the lease was fixed at October 1, 2027, and DOE expressly permitted continued use of the demonstration cascade. Additionally, Enrichment Corp. agreed, subject to approval by NRC of ACO’s decommissioning funding plan, that Enrichment Corp. or ACO would assume from DOE liabilities for the decontamination and decommissioning of the facilities and equipment installed and any work performed under the HALEU Operation Contract, in addition to any additional decontamination and decommissioning liabilities arising from ACO’s use of the demonstration cascade and associated facilities and equipment under the amendment.

As announced on July 1, 2026, the Company is working with DOE on further agreements to enable the Company to privately operate the cascade indefinitely on a commercial basis, but, there can be no assurances that any additional agreements are ultimately agreed, As noted above, the Company’s current lease at Piketon expires on October 1, 2027. Further, the DOE has indicated that it will work diligently with the Company to complete a long-term extension of the lease for Piketon before December 31, 2026. However, the DOE is under no obligation to do so, and there can be no assurance that an extension of the Company’s existing lease will be executed by December 31, 2026, or at all, or that any such extension will be on terms that are acceptable to the Company.

The Company does not have a contractual obligation to perform work in excess of the funding provided by the DOE. If the DOE does not commit to additional costs above the existing funding, the Company may incur material additional costs or losses in future periods that could have an adverse impact on its financial condition and liquidity.

The Energy Act of 2020 (the “Energy Act”) required the DOE to establish a program to support the availability of HALEU for civilian domestic research, development, demonstration, and commercial use. The Energy Act also reauthorized DOE nuclear energy research, development, demonstration, and commercial application activities, including advanced fuel, research and development for advanced reactors, used fuel technologies, and integration of nuclear energy systems for both existing plants and advanced nuclear concepts. It also authorized the funding of an ARDP which was launched by the DOE in May 2020. Nine of the ten advanced reactor designs initially selected by the DOE for its ARDP will require HALEU. Various agencies of the U.S. government, including the U.S. Department of Defense, the Defense Advanced Research Projects Agency, and the DOE are building small modular reactors and microreactors, which demonstrates the focus on both the development of microreactors and HALEU. We believe our investments in advanced enrichment technology and our progress in demonstrating HALEU production will position the Company to meet the needs of government and commercial customers in the future as they deploy advanced reactors and next generation fuels and also offers potential cost synergies for a return to LEU production. Further, the Company is taking steps to pursue, including through the exploration of strategic partnerships, technologies that are complementary to HALEU production and critical to the HALEU ecosystem, including deconversion and fuel fabrication.

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

On July 1, 2026, ACO signed a contract with the DOE governing ACO’s performance of the task order award under the HALEU Production Contract. The task order contract calls for the Company to expand Piketon to include commercial-scale production of HALEU, establishing a series of performance milestones the achievement of which result in incremental payments. The contract also includes options, exercisable at the DOE’s discretion, for up to an additional $170.0 million to produce and deliver HALEU to the DOE. There are no guarantees about whether we will successfully perform the awarded task order contract or whether or when any options will be exercised by the DOE.

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

In December 2025, the Company initiated design work on a 150,000 square foot training, operations and maintenance facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the Company’s plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the ACP in Piketon, Ohio. Construction activities began in early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations.

Also in December 2025, the Company began commercial centrifuge production from its Oak Ridge, Tennessee facility to support commercial LEU enrichment activities at Piketon, with the first new centrifuges expected to come online in Ohio in 2029. In January 2026, the Company announced plans to invest more than $560 million over several years to transition its Oak Ridge centrifuge manufacturing plant to high-rate manufacturing and support the production of thousands of advanced centrifuges. This enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States’ uranium enrichment history. Centrus plans to leverage its pending multi-billion-dollar uranium enrichment expansion to meet its growing, partially-contingent backlog of $6.2 billion in LEU and HALEU sales under contracts with U.S. and international customers, along with commercial-scale HALEU production. There is no assurance that the Company will successfully complete the announced expansion of its uranium enrichment capacity in Piketon, Ohio, or execute plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

In February 2026, ACO entered into an EPC Contract with Fluor for the commercial expansion and deployment of LEU and HALEU production capability at the ACP in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance.

In April 2026, Centrus entered into a contract with Geiger Brothers, as the construction contractor for the expansion of our uranium enrichment capacity in Piketon, Ohio. Fluor is serving as the project’s EPC contractor, while Geiger Brothers will conduct the on-the-ground construction work in Piketon, Ohio. For further discussion, refer to Note 13, Commitments and Contingencies, of the Financial Statements in this Quarterly Report on Form 10-Q.

In March 2026, Centrus announced that the Company is exploring a joint venture with Oklo Inc. (“Oklo”) focused on deconversion services for HALEU – which currently do not exist commercially. Activities under this contemplated joint venture would occur at Piketon, to be co-located with Centrus’ enrichment operations and adjacent to Oklo’s planned 1.2 GW power campus.

In June 2026, Centrus and Oklo signed a letter of intent in which Centrus agreed to supply enough domestic HALEU to power, for multiple years, up to five of Oklo’s reactors of the type identified by the trade name Aurora Powerhouse, which has since been definitized. Under the agreement, Centrus will supply HALEU from its ACP in Pike County, Ohio to support Oklo’s planned 1.2 GW power campus in the region, with deliveries to Oklo scheduled to begin in 2029.

In the third quarter of 2026, Centrus announced additional commercial HALEU partnerships. The Company executed long‑term supply agreements with X‑energy to supply both LEU and HALEU, with Radiant to provide HALEU, and with Antares to provide HALEU. All three of these multi-year agreements include prepayments to Centrus to support the development of our domestic commercial enrichment facilities in Piketon and Oak Ridge.

Centrus believes developing enrichment and deconversion services at Piketon will raise efficiency, expand domestic capacity, and help solve what is widely viewed as a potential nuclear fuel bottleneck to the pace of large-scale deployment of advanced nuclear power technology. There are numerous HALEU-fueled reactor technologies under development today in the U.S., each of which may have its own separate fuel fabrication plant to meet the unique requirements of the design. A central hub for deconversion services co-located with HALEU enrichment could eliminate the need for each fuel fabrication facility to establish its own deconversion line and could simplify and reduce the cost of shipping HALEU. Centrus and Oklo plan to explore opportunities for potential coordination of regulatory and research and development activities, including joint engagement with U.S. federal agencies to propose solutions that support co-location of deconversion and enrichment services.

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

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provided notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of July 31, 2026, one noteholder converted $2,000 worth of 2.25% Convertible Notes, which settled in the third quarter of 2026. No other notes were converted during those periods or through October 31, 2026. Additional terms and conditions of the 2.25% Convertible Notes and 0% Convertible Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

According to the WNA, as of September 2026, there were approximately 80 reactors under construction worldwide, approximately one-half of which are in China. The United States, with 94 operating reactors, remains the world’s largest market for nuclear fuel. The nuclear industry in the United States, Japan, and Europe faces headwinds as well as opportunities. In the United States, the industry has been under pressure from the expansion of subsidized renewable energy as well as relatively low-cost natural gas resources in recent years. Eight U.S. reactors have prematurely shut down in the past ten years, and others could shut down in the next few years. At the same time, construction was completed, and commercial operations began in the second quarter of 2024 on one large reactor and two formerly shutdown reactors have plans to restart.

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
2050
Stated Policies
Net Zero Emissions

Source: International Energy Agency, *2025 World Energy Outlook*, Tables A.3b and A.3c

As a consequence of the March 2011 earthquake and tsunami in Japan, over 60 reactors in Japan and Germany were taken offline, and other countries curtailed or slowed their construction of new reactors or accelerated the retirement of existing plants. In Japan, 15 reactors have restarted, and an additional 7 reactors are in the process of restart approval. Due to the war in Ukraine, the EU is encouraging its member countries to reconsider the planned early retirement of existing plants in order to reduce reliance on Russian gas imports.

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

In addition to limitations targeted specifically at imports of LEU, the expanding sanctions imposed by the United States and foreign governments on the mechanisms used to make payments to Russia and to obtain services, including transportation and other services, have increased the risk that implementation of the TENEX Supply Contract may be disrupted in the future. For example, effective January 10, 2025, the U.S. Secretary of the Treasury, made a determination pursuant to section l(a)(i) of Executive Order 14024, to apply certain sanctions to any person determined, pursuant to that section, to operate or have operated in “the energy sector of the Russian Federation economy.” TENEX’s financial institutions have had challenges in accepting payments denominated in U.S. dollars and the Company and TENEX had for a period of time agreed to delay certain payments under the TENEX Supply Contract as the parties reviewed payment processing options. Additionally, on April 17, 2025, the Office of the USTR released a notice issuing the results of its investigation into China’s dominance in the maritime, logistics, and shipbuilding sectors pursuant to Section 302(a) of the Trade Act of 1974, as amended. The USTR imposed new service fees on Chinese-built vessels entering U.S. ports above certain capacity. Our shipper of Russian LEU from Russia to the U.S. uses ships manufactured in China which happen to be exempt from the new fees under this notice. However, these fees would be significant if they were to be imposed on our shipper. If the USTR changes its position and does not exempt the type of vessel our shipper uses, then the additional fees imposed on our shipper for docking at U.S. ports would be cost prohibitive, would have a significant impact on our ability to transport Russian LEU and would also have a material adverse effect on our financial position and results of operations. If the U.S. government were to prohibit companies and individuals from engaging in transactions with Rosatom and its subsidiaries, including TENEX, the Company and its suppliers could not implement the TENEX Supply Contract absent a license or other authorization from the sanctioning government. Further, on September 18, 2026, the U.S. enacted the Lindsey O. Graham Sanctioning Russia and Iran Act of 2026 (the “Graham Act”), codifying and expanding existing U.S. sanctions against Russia and introducing new tariff authorities. The President retained significant discretion under the Graham Act, including broad authority to waive application of any mandated sanctions or tariffs, and the President exercised this discretion by waiving most of the requirements under the Graham Act via the October 16, 2026, Executive Order 14436 “Implementing the Lindsey O. Graham Sanctioning Russia and Iran Act of 2026.” However, should the waiver be subsequently removed, this could lead to the imposition of duties of up to 500% on goods being imported from Russia. While the Graham Act excludes uranium from the scope of such duties, application of such duties to the ancillary goods that are necessarily transported together with uranium could impact the cost or availability of uranium shipping services.

Given all the foregoing, we continue to monitor the situation closely in order to address the potential impact of any new sanctions, or restrictions on the Company or potential tariffs on products it imports or purchases from foreign suppliers and possible mitigation thereof.

For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and under Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and the Risk Factors in our Form S-3 Shelf Registration filed with the SEC on November 2, 2026.

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

Our future operating results are subject to uncertainties that could affect results either positively or negatively. Among the factors that could affect our results are the following:
•Our ability to obtain a long-term extension of our lease for Piketon from DOE before the October 1, 2027 expiration date of the lease, as amended, on acceptable terms or at all, and the related decontamination and decommissioning liabilities assumed under the lease amendment;
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
•Recently enacted tariffs and sanctions, including the Graham Act, and the potential for additional tariffs, sanctions and other measures (including the removal of the current waivers under the Graham Act) that restrict with whom we may transact or affect the importation, cost, sales or purchases of SWU or uranium or goods or services required for the sale, purchase, transportation or delivery of such SWU or uranium;
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
•Our ability to realize the anticipated benefits of acquisitions, including our acquisition of Westerman, and risks associated with acquisitions, including integration difficulties, unknown liabilities, additional costs and dilution;

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
For further discussion of these risks and uncertainties, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and the Risk Factors in our Form S-3 Shelf Registration filed with the SEC on November 2, 2026.

Backlog

The Company’s backlog is $7.0 billion and $3.8 billion as of September 30, 2026 and December 31, 2025, respectively, and extends to 2040. The backlog is recognized as revenue in future periods as work is performed or deliveries of SWU and uranium are made.

Our backlog in the LEU segment extends to 2040. As of September 30, 2026 and December 31, 2025, our backlog was approximately $6.2 billion and $2.9 billion, respectively. The backlog is the estimated aggregate dollar amount of revenue for future SWU and uranium deliveries primarily under medium and long-term contracts with fixed commitments. Of the $6.2 billion, approximately $5.4 billion represents contingent LEU and HALEU sales contracts and commitments, $5.1 billion of which are under definitive agreements, in support of potential construction of LEU and HALEU production capacity at Piketon. The contingent sales commitments tend to relate to achievement of operational milestones. The LEU segment backlog also includes approximately $0.1 billion of deferred revenue and advances from customers as of September 30, 2026, whereby customers have made advance payments to be applied against future deliveries. No orders in our backlog are considered at risk related to customer operations. However, these medium and long-term contracts are subject to other significant risks and uncertainties, including existing trade laws and restrictions such as the RSA, Import Ban Act, and the Russian Decree, as well as the potential for additional sanctions and other restrictions affecting the Company or its suppliers, in response to the evolving situation regarding the war in Ukraine.

Our backlog in the Technical Solutions segment extends to 2034. As of September 30, 2026 and December 31, 2025, our backlog was approximately $0.8 billion and $0.9 billion, respectively. Our backlog includes funded amounts (services for which funding has been both authorized and appropriated by the customer), unfunded amounts (services for which funding has not been appropriated), and unexercised options in our contracts. If any of our contracts were to be terminated or options not being exercised, our remaining backlog would be reduced by the expected value of the cancelled contracts or forgone options. The current DOE budget proposed for fiscal year 2027 does not include further funding for the operation of the HALEU cascade under the HALEU Operation Contract, which represents $0.8 billion of the Technical Solutions backlog as of September 30, 2026. Separately, DOE has communicated that it does not currently intend to exercise further production options under the HALEU Operation Contract.

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

SWU and Uranium Sales

Revenue from our LEU segment accounted for approximately 57% and 75% of our total revenue for the three and nine months ended September 30, 2026. The majority of our customers are domestic and international utilities that operate nuclear power plants, with international sales constituting approximately 48% of revenue from our LEU segment since 2024. Our agreements with electric utilities are primarily medium and long-term fixed-commitment contracts under which our customers are obligated to purchase a specified quantity of the SWU component of LEU from us. Contracts where we sell both the SWU and natural uranium hexafluoride components of LEU to utilities or where we sell natural uranium hexafluoride or uranium concentrates to utilities and other nuclear fuel related companies are generally shorter-term, fixed-commitment contracts. Individual customer orders for the SWU component of LEU fulfilled in the nine months ended September 30, 2026 averaged approximately $11.0 million per order. As a result, a relatively small shift in the timing of customer orders for LEU may cause significant variability in our operating results period over period.

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

The Import Ban Act, which bans the importation of LEU from Russia, may severely limit importation through 2027. Notwithstanding our ability to obtain waivers under the Import Ban Act, the Russian Decree, which prohibits the exportation of Russian LEU without a license, may severely limit exportation of LEU from Russia through December 31, 2027. This has drawn attention to the potential for significant tightening of supplies in the market. Russian enrichment plants represent 43% of the world’s capacity, and Russian capacity significantly exceeds its domestic needs. According to data from the WNA, the annual enrichment requirements of reactors worldwide outside of Russia vastly exceeds the available supply of non-Russian enrichment, which potentially threatens the viability of some reactors, including those in the United States. While inventories and increased production at non-Russian plants may partially mitigate the shortfall, these options would not fully replace Russian supply. Deployment of new capacity ultimately could replace Russian enrichment, but this capacity will take a number of years and significant funding from private and/or government sources to come online. Centrus is seeking public and private funding to deploy new production capacity at Piketon to help meet the need for new, domestic supplies of enriched uranium.

The following chart summarizes SWU long-term price and SWU and UF6 spot price indicators, as published by TradeTech, LLC in Nuclear Market Review:

SWU and Uranium Market Price Indicators*

$/Unit
350
300
250
200
150
100
50
0
Dec-20
Jun-21
Dec-21
Jun-22
Dec-22
Jun-23
Dec-23
Jun-24
Dec-24
Jun-25
Dec-25
Jun-26
Sep-26
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

Technical Solutions

Our Technical Solutions segment reflects our technical, manufacturing, engineering, and operations services offered to public and private sector customers, including the American Centrifuge engineering, procurement, construction, manufacturing, and operations services being performed under the HALEU Operation Contract. Subject to the availability of sufficient funding and offtake commitments, our goal is to expand our uranium enrichment capacity to meet the full range of U.S. government and commercial requirements for enriched uranium. With our government and private sector customers, we seek to leverage our domestic enrichment experience as well as our engineering know-how and precision manufacturing facility to assist customers with a range of engineering, design, and advanced manufacturing projects, including the production of fuel-related components for next-generation nuclear reactors and the development of related facilities. We continue to invest in advanced technology because of the potential for future growth into new areas of business for the Company, while also preserving our unique workforce at our Technology and Manufacturing Center in Oak Ridge, Tennessee, and Piketon.

Results of Operations

Segment Information

The following tables present elements of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income that are categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$14.1	$10.7	$3.4	32%
Uranium revenue	17.7	34.1	(16.4)	(48)%
Total	31.8	44.8	(13.0)	(29)%
Cost of sales	38.7	52.6	(13.9)	(26)%
Gross loss	$(6.9)	$(7.8)	$0.9	12%

Technical Solutions segment
Revenue	$23.7	$30.1	$(6.4)	(21)%
Cost of sales	27.4	26.6	0.8	3%
Gross (loss) profit	$(3.7)	$3.5	$(7.2)	(206)%

Total
Revenue	$55.5	$74.9	$(19.4)	(26)%
Cost of sales	66.1	79.2	(13.1)	(17)%
Gross loss	$(10.6)	$(4.3)	$(6.3)	(147)%

Revenue

Revenue from the LEU segment was $31.8 million and $44.8 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $13.0 million or 29%. Uranium revenue decreased by $16.4 million quarter over quarter. SWU revenue increased for the three months ended September 30, 2026 by $3.4 million as a result of a 19% increase in the volume of SWU sold and a 10% increase in the average price of SWU sold.

Revenue from the Technical Solutions segment was $23.7 million and $30.1 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $6.4 million or 21%. The decrease in revenue was primarily attributable to a $10.2 million decrease in revenue generated by the HALEU Operation Contract, while the remaining change was related to other contracts.

Cost of Sales

Cost of sales for the LEU segment was $38.7 million and $52.6 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $13.9 million or 26%. Uranium costs decreased primarily as a result of a decrease in the volume of uranium sold. SWU costs increased as a result of a 28% increase in the average unit cost of SWU sold and a 19% increase in the volume of SWU sold.

Cost of sales for the Technical Solutions segment was $27.4 million and $26.6 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $0.8 million (or 3%). The increase was primarily attributable to an increase in costs related to customer contracts, partially offset by a $1.7 million decrease in costs incurred under the HALEU Operation Contract.

Gross (Loss) Profit

Gross loss for the LEU segment was $6.9 million and $7.8 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $0.9 million (or 12%). LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross loss in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The decrease for the three months ended September 30, 2026 was primarily due to the change in the composition of contracts quarter over quarter.

Gross (loss) profit for the Technical Solutions segment was a loss of $3.7 million and profit of $3.5 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $7.2 million (or 206%). The decrease was primarily attributable to the factors discussed above in relation to the HALEU Operation Contract.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
LEU segment
Revenue:
SWU revenue	$155.7	$187.7	$(32.0)	(17)%
Uranium revenue	74.1	34.1	40.0	117%
Total	229.8	221.8	8.0	4%
Cost of sales	157.2	147.7	9.5	6%
Gross profit	$72.6	$74.1	$(1.5)	(2)%

Technical Solutions segment
Revenue	$78.5	$80.7	$(2.2)	(3)%
Cost of sales	80.3	72.3	8.0	11%
Gross (loss) profit	$(1.8)	$8.4	$(10.2)	(121)%

Total
Revenue	$308.3	$302.5	$5.8	2%
Cost of sales	237.5	220.0	17.5	8%
Gross profit	$70.8	$82.5	$(11.7)	(14)%

Revenue

Revenue from the LEU segment was $229.8 million and $221.8 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $8.0 million or 4%. Uranium revenue increased by $40.0 million. SWU revenue decreased by $32.0 million as a result of a 26% decrease in the volume of SWU sold, partially offset by a 12% increase in the average price of SWU sold.

Revenue from the Technical Solutions segment was $78.5 million and $80.7 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $2.2 million or 3%. The decrease in revenue was primarily attributable to a $6.2 million decrease in revenue generated by the HALEU Operation Contract, while the remaining change was related to other contracts. Revenue from the HALEU Operation Contract is recorded on a cost-plus-incentive-fee basis and includes a target fee for Phases 2 and 3 of the contract.

Cost of Sales

Cost of sales for the LEU segment was $157.2 million and $147.7 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $9.5 million or 6%. Uranium costs increased for the nine months ended September 30, 2026. SWU costs decreased as a result of a 26% decrease in the volume of SWU sold, partially offset by a 30% increase in the average unit cost of SWU sold.

Cost of sales for the Technical Solutions segment was $80.3 million and $72.3 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $8.0 million or 11%. The increase was primarily attributable to a $4.7 million increase in costs incurred under the HALEU Operation Contract, while the remaining change was attributable to other contracts.

Gross Profit (Loss)

Gross profit for the LEU segment was $72.6 million and $74.1 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $1.5 million or 2%. LEU customers generally have multi-year contracts that carry annual purchase commitments, not quarterly commitments. The gross profit in our LEU business varies based upon the timing of those contracts. The pricing applied to deliveries varies depending upon the market conditions at the time the contract was signed. The decrease for the nine months ended September 30, 2026 was primarily due to the composition of contracts delivered during the period.

Gross profit (loss) for the Technical Solutions segment was a loss of $1.8 million and profit of $8.4 million for the nine months ended September 30, 2026 and 2025, respectively, a decrease of $10.2 million or 121%. The decrease was primarily attributable to the factors discussed above in relation to the HALEU Operation Contract.

Non-Segment Information

The following tables present elements of the accompanying Condensed Consolidated Statements of Operations and Comprehensive Income that are not categorized by segment (dollar amounts in millions):

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Gross loss	$(10.6)	$(4.3)	$(6.3)	(147)%
Advanced technology costs	4.7	1.7	3.0	176%
Selling, general and administrative	13.2	9.5	3.7	39%
Amortization of intangible assets	1.2	1.1	0.1	9%
Operating loss	(29.7)	(16.6)	(13.1)	(79)%
Nonoperating components of net periodic benefit loss	1.0	1.0	—	—%
Interest expense	3.9	3.4	0.5	15%
Investment income	(16.9)	(12.9)	(4.0)	(31)%
Gain on change in fair value of warrant liability	(46.4)	—	(46.4)	—%
Other income, net	—	(0.1)	0.1	100%
Income (loss) before income taxes	28.7	(8.0)	36.7	459%
Income tax benefit	(2.9)	(11.9)	9.0	76%
Net income and comprehensive income	$31.6	$3.9	$27.7	710%

Advanced Technology Costs

Advanced technology costs were $4.7 million and $1.7 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $3.0 million or 176%. Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our enrichment capability. The increase was primarily due to costs associated with our previously announced expansion projects at Oak Ridge and Piketon.

Investment Income

Investment income was $16.9 million and $12.9 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $4.0 million or 31%. The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 0% Convertible Notes in August 2025, proceeds from the issuance of Class A Common Stock under our ATM program in the second and fourth quarters of 2025 and second quarter of 2026, and proceeds from the issuance of common stock, pre-funded warrants and common warrants in the third quarter of 2026. Refer to Note 11, Warrants, of the Consolidated Financial Statements for additional information on the issuance of common stock, pre-funded warrants and common warrants.

Gain on warrant valuation

The Company issued common warrants in September 2026. The warrants are classified as liabilities and remeasured at each reporting period. The Company recorded a gain of $46.4 million in the three months ended September 30, 2026 related to the revaluation at September 30, 2026.

Income Tax Benefit

Income tax benefit was $2.9 million and $11.9 million in the three months ended September 30, 2026 and 2025, respectively, a decrease of $9.0 million or 76%. Income tax benefit for both periods resulted from applying the annual effective tax rate to the quarterly income from continuing operations adjusted for discrete items, including, for the three months ended September 30, 2025, the release of $10.2 million of the valuation allowance against the Company’s federal net deferred tax assets. For more information about the valuation allowance, see Note 14, Income Taxes, in our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.

Net Income and Comprehensive Income

Net income was $31.6 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $27.7 million or 710%. The increase was primarily driven by a $46.4 million gain recognized from the fair value adjustment of warrant liabilities during the current period and a $4.0 million increase in investment income. The increase was partially offset by a $9.0 million decrease in income tax benefit, a $6.3 million increase in gross loss, a $3.7 million increase in selling, general and administrative expenses, and a $3.0 million increase in advanced technology costs.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Gross profit	$70.8	$82.5	$(11.7)	(14)%
Advanced technology costs	34.4	8.0	26.4	330%
Selling, general and administrative	49.4	31.2	18.2	58%
Amortization of intangible assets	5.5	5.9	(0.4)	(7)%
Operating (loss) income	(18.5)	37.4	(55.9)	(149)%
Nonoperating components of net periodic benefit loss	3.0	2.9	0.1	3%
Interest expense	12.1	9.9	2.2	22%
Investment income	(50.2)	(28.2)	(22.0)	(78)%
Extinguishment of long-term debt	—	(11.8)	11.8	100%
Gain on change in fair value of warrant liability	(46.4)	—	(46.4)	—%
Other expense, net	0.2	—	0.2	n/a
Income before income taxes	62.8	64.6	(1.8)	(3)%
Income tax expense	4.4	4.6	(0.2)	(4)%
Net income and comprehensive income	$58.4	$60.0	$(1.6)	(3)%

Advanced Technology Costs

Advanced technology costs were $34.4 million and $8.0 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $26.4 million or 330%. Advanced technology costs consist of American Centrifuge work and related expenses that are outside of our customer contracts in the Technical Solutions segment, including bid and proposal activities and work to improve our enrichment capability. The increase was primarily due to costs associated with our previously announced expansion projects at Oak Ridge and Piketon.

Selling, General, and Administrative

Selling, general, and administrative costs were $49.4 million and $31.2 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $18.2 million or 58%. This increase was primarily a result of a non-cash stock-compensation charge of $17.2 million due to the reclassification of certain Board RSU grants from equity to liability in the second quarter of 2026.

Investment Income

Investment income was $50.2 million and $28.2 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $22.0 million or 78%. The Company’s investment income represents interest earned on operating cash, which is primarily held in money market accounts. The increase was due primarily to a higher cash balance driven by the proceeds from the issuance of the 0% Convertible Notes in August 2025, proceeds from the issuance of Class A Common Stock under our ATM program in the second and fourth quarters of 2025 and second quarter of 2026, and proceeds from the issuance of common stock, pre-funded warrants and common warrants in the third quarter of 2026. Refer to Note 11, Warrants, of the Consolidated Financial Statements for additional information on the issuance of common stock, pre-funded warrants and common warrants.

Extinguishment of Long-Term Debt

Pursuant to a redemption notice, on March 26, 2025, the Company redeemed all 8.25% Notes at a redemption price equal to 100% of the principal amount, together with any accrued and unpaid interest. The Company recorded a gain of $11.8 million related to the extinguishment of the 8.25% Notes in the nine months ended September 30, 2025.

Gain on warrant valuation

The Company issued common warrants in September 2026. The warrants are classified as liabilities and remeasured at each reporting period. The Company recorded a gain of $46.4 million in the September 30, 2026 related to the revaluation at September 30, 2026.

Net Income and Comprehensive Income

Net income was $58.4 million and $60.0 million in the nine months ended September 30, 2026 and 2025, respectively, a decrease of $1.6 million or 3%. The decrease was primarily attributable to an increase of $26.4 million in advanced technology costs, an increase of $18.2 million in selling, general, and administrative costs (driven by the $17.2 million stock-compensation expense related to Board RSUs), a decrease in the gain on extinguishment of long-term debt of $11.8 million, and a decrease in gross profit of $11.7 million. These were substantially offset by a $46.4 million gain from the fair value adjustment of warrant liabilities recognized during the current-year period and an increase of $22.0 million in investment income.

Non-GAAP Results of Operations

The Company measures Operating (Loss) Income, Net Income and Net Income per Share both on a GAAP basis, on a normalized basis (“Normalized Operating (Loss) Income”, “Normalized Net Income (Loss)” and “Normalized Net Income (Loss) per Share”), and on an adjusted basis (“Adjusted Operating (Loss) Income”, “Adjusted Net Income (Loss)” and “Adjusted Net Income (Loss) per Share”) to exclude (i) the gain on the change of fair value of the warrant liability, (ii) short-term, non-capitalizable costs related to the expansion of our operations in Piketon, Ohio and Oak Ridge, Tennessee to scale up uranium enrichment operations (“Growth Costs”), and (iii) stock-based compensation.

Normalized earnings exclude the revaluation of the Warrant Liability is included as Gain on Change in Fair Value of Warrant Valuation on the Condensed Consolidated Statements of Operations and Comprehensive Income. We are also adjusting for the one-time expenses related to the issuance of the warrants, which were included as Selling, General and Administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

Adjusted earnings further exclude Growth Costs and stock-based compensation. Growth Costs relate to the initial phase of our expansion projects (e.g. manufacturing readiness and the training and onboarding of new employees) and are included as Advanced Technology Costs on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company expects to stop expensing Growth Costs as costs related to our expansion projects become capitalizable. We incur expense related to stock-based compensation which are included as Selling, General and Administrative expense on the Condensed Consolidated Statements of Operations and Comprehensive Income.

We believe Adjusted Operating (Loss) Income, Adjusted Net Income and Adjusted Net Income per Share, which are non-GAAP financial measures, provide investors with additional understanding of the Company’s overall financial performance as well as its strategic financial planning analysis and period-to-period comparability. These metrics are useful to investors because they reflect how management evaluates the Company’s ongoing operating performance from period-to-period after removing certain transactions and activities that affect comparability of the metrics and are not reflective of the Company’s core operations.

Our calculation of Adjusted Operating (Loss) Income, Adjusted Net Income (Loss), and Adjusted Net Income (Loss) per Share may not be comparable to similarly named measures reported by other companies.

The following tables present a reconciliation of the Operating (Loss) Income, the most directly comparable GAAP measure, to Adjusted Operating (Loss) Income, a reconciliation of the Net Income, the most directly comparable GAAP measure, to Adjusted Net Income (Loss), and a reconciliation of the Net Income Per Share, the most directly comparable GAAP measure, to Adjusted Net Income (Loss) Per Share, for each of the periods indicated:

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

	Three Months Ended September 30, 2026
	GAAP	Warrant	Normalized (Non-GAAP)	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)
Gross loss	$(10.6)	$—	$(10.6)	$—	$—	$(10.6)
Advanced technology costs	4.7	—	4.7	(2.4)	—	2.3
Selling, general and administrative	13.2	(4.6)	8.6	—	1.3	9.9
Amortization of intangible assets	1.2	—	1.2	—	—	1.2
Operating loss	(29.7)	4.6	(25.1)	2.4	(1.3)	(24.0)
Nonoperating components of net periodic benefit loss	1.0	—	1.0	—	—	1.0
Interest expense	3.9	—	3.9	—	—	3.9
Investment income	(16.9)	—	(16.9)	—	—	(16.9)
Gain on change in fair value of warrant liability	(46.4)	46.4	—	—	—	—
Income (loss) before income taxes	28.7	(41.8)	(13.1)	2.4	(1.3)	(12.0)
Income tax benefit	(2.9)	—	(2.9)	0.6	(0.3)	(2.6)
Net income (loss) and comprehensive income (loss)	$31.6	$(41.8)	$(10.2)	$1.8	$(1.0)	$(9.4)

Net income (loss) per share:
Basic	$1.53		$(0.49)			$(0.46)
Diluted	$1.41		$(0.49)			$(0.46)
Average number of common shares outstanding (in thousands):
Basic	20,632		20,632			20,632
Diluted	22,412		20,632			20,632

	Three Months Ended September 30, 2025
	GAAP	Warrant	Normalized (Non-GAAP)	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)
Gross loss	$(4.3)	$—	$(4.3)	$—	$—	$(4.3)
Advanced technology costs	1.7	—	1.7	(1.1)	—	0.6
Selling, general and administrative	9.5	—	9.5	—	(0.6)	8.9
Amortization of intangible assets	1.1	—	1.1	—	—	1.1
Operating loss	(16.6)	—	(16.6)	1.1	0.6	(14.9)
Nonoperating components of net periodic benefit loss	1.0	—	1.0	—	—	1.0
Interest expense	3.4	—	3.4	—	—	3.4
Investment income	(12.9)	—	(12.9)	—	—	(12.9)
Other income, net	(0.1)	—	(0.1)	—	—	(0.1)
Loss before income taxes	(8.0)	—	(8.0)	1.1	0.6	(6.3)
Income tax benefit	(11.9)	—	(11.9)	0.2	0.2	(11.5)
Net income and comprehensive income	$3.9	$—	$3.9	$0.9	$0.4	$5.2

Net income per share:
Basic	$0.21		$0.21			$0.28
Diluted	$0.19		$0.19			$0.25
Average number of common shares outstanding (in thousands):
Basic	18,317		18,317			18,317
Diluted	20,677		20,677			20,677

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

	Nine Months Ended September 30, 2026
	GAAP	Warrant	Normalized (Non-GAAP)	Growth Costs		Stock-Based Compensation	Adjusted (Non-GAAP)
Gross profit	$70.8	$—	$70.8	$—		$—	$70.8
Advanced technology costs	34.4	—	34.4	(30.0)		—	4.4
Selling, general and administrative	49.4	(4.6)	44.8	—		(16.8)	28.0
Amortization of intangible assets	5.5	—	5.5	—		—	5.5
Operating (loss) income	(18.5)	4.6	(13.9)	30.0		16.8	32.9
Nonoperating components of net periodic benefit loss	3.0	—	3.0	—		—	3.0
Interest expense	12.1	—	12.1	—		—	12.1
Investment income	(50.2)	—	(50.2)	—		—	(50.2)
Gain on change in fair value of warrant liability	(46.4)	46.4	—	—	—	—	—
Other expense, net	0.2	—	0.2	—		—	0.2
Income before income taxes	62.8	(41.8)	21.0	30.0		16.8	67.8
Income tax expense	4.4	—	4.4	6.8		3.8	15.0
Net income and comprehensive income	$58.4	$(41.8)	$16.6	$23.2	$—	$13.0	$52.8

Net income per share:
Basic	$2.91		$0.83				$2.63
Diluted	$2.63		$0.75				$2.37
Average number of common shares outstanding (in thousands):
Basic	20,098		20,098				20,098
Diluted	22,239		22,239				22,239

	Nine Months Ended September 30, 2025
	GAAP	Warrant	Normalized (Non-GAAP)	Growth Costs	Stock-Based Compensation	Adjusted (Non-GAAP)
Gross profit	$82.5	$—	$82.5	$—	$—	$82.5
Advanced technology costs	8.0	—	8.0	(5.5)	—	2.5
Selling, general and administrative	31.2	—	31.2	—	(5.3)	25.9
Amortization of intangible assets	5.9	—	5.9	—	—	5.9
Operating income	37.4	—	37.4	5.5	5.3	48.2
Nonoperating components of net periodic benefit loss	2.9	—	2.9	—	—	2.9
Interest expense	9.9	—	9.9	—	—	9.9
Investment income	(28.2)	—	(28.2)	—	—	(28.2)
Extinguishment of long-term debt	(11.8)	—	(11.8)	—	—	(11.8)
Other expense, net	—	—	—	—	—	—
Income before income taxes	64.6	—	64.6	5.5	5.3	75.4
Income tax expense	4.6	—	4.6	1.2	1.3	7.1
Net income and comprehensive income	$60.0	$—	$60.0	$4.3	$4.0	$68.3

Net income per share:
Basic	$3.40		$3.40			$3.86
Diluted	$3.16		$3.16			$3.60
Average number of common shares outstanding (in thousands):
Basic	17,672		17,672			17,672
Diluted	18,965		18,965			18,965

Liquidity and Capital Resources

As of September 30, 2026, the Company had a consolidated cash and cash equivalents balance of $2.2 billion. The Company anticipates having adequate liquidity to support our business operations for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. Our view of liquidity is dependent on, among other things, conditions affecting our operations, including market, international trade restrictions, sanctions and other conditions, the impact of the Import Ban Act and our ability to obtain additional waivers thereunder, the impact of the Russian Decree and the ability of TENEX to secure export licenses thereunder, the level of expenditures and government funding for our services contracts, and the timing of customer payments. Liquidity requirements for our existing operations are affected primarily by the timing and amount of customer sales and our inventory purchases.

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

In November 2023, the Company announced that it made its first contractual delivery of HALEU UF6 to the DOE, completing Phase 1. During November 2023, the Company transitioned to Phase 2 of the HALEU Operation Contract, which included production of 900 kilograms of HALEU UF6 for one production year, as well as continued operations and maintenance of the cascade. Phase 2 included an initial contract value of approximately $90.0 million and compensation on a cost-plus-incentive-fee-basis. The DOE owns the HALEU produced from the demonstration cascade. The DOE extended the HALEU Operation Contract Phase 2 period of performance through January 31, 2026 to allow the Company to complete outstanding change orders. As of September 30, 2026, the Phase 2 contract value and related funding is approximately $167.5 million. The Company also is performing additional work on infrastructure and facility repairs and costs associated with 5B Cylinder refurbishment under contract modifications.

On June 17, 2025, the DOE issued an amendment to the HALEU Operation Contract that split the first three-year option period into Option 1a, a first option period of one year, and Option 1b, and a second option period of two years. The amendment established a target cost and fee for Option 1a of approximately $99.3 million and $8.7 million, respectively, and a target cost and fee for Option 1b of $163.5 million and $15.2 million, respectively. In conjunction with the amendment, the DOE exercised Option 1a and extended the period of performance to June 30, 2026. The Company completed production under Option 1a in mid-June. As of September 30, 2026, Option 1a is funded for the contract value of $108.2 million.

On June 30, 2026, DOE issued an amendment to the HALEU Operation Contract to extend the period of performance to September 30, 2026 and to divide the upcoming two-year option period (formerly Option 1b) into Option 1b, now a first option period of three months, and Option 1c, a second option period of 21 months. Option 1b now requires three months of cascade maintenance and HALEU storage, with no HALEU production, for a fixed price of $15.0 million. Option 1c encompasses the remaining 21 months of HALEU production that were part of the former Option 1b. In conjunction with the amendment, the DOE exercised Option 1b. The current DOE budget proposed for fiscal year 2027 does not include funding for the operation of this cascade. Separately, DOE has communicated that it does not currently intend to exercise further production options under the HALEU Operation Contract.

On September 30, 2026, DOE issued an amendment to the HALEU Operation Contract to facilitate temporary storage of the HALEU produced and uranium products and certain equipment procured under the contract. Further, on October 20, 2026, the Company signed the HALEU Transfer Agreement with the DOE, under which the DOE transferred to ACO title to certain materials produced or procured under the HALEU Operation Contract, including HALEU, low-enriched uranium feed and heels, depleted tails and associated cylinders, and ACO assumed the DOE’s financial and operational responsibility for the facility costs, maintenance, security and environmental compliance associated with those materials, and agreed to hold the HALEU for resale to DOE upon request.

Contemporaneously with the HALEU Transfer Agreement, on October 19, 2026, Enrichment Corp. and DOE entered into an amendment to the lease for Piketon. Pursuant to the amendment, the expiration date of the lease was fixed at October 1, 2027, and DOE expressly permitted continued use of the demonstration cascade. Additionally, Enrichment Corp. agreed, subject to approval by NRC of ACO’s decommissioning funding plan, that Enrichment Corp. or ACO would assume from DOE liabilities for the decontamination and decommissioning of the facilities and equipment installed and any work performed under the HALEU Operation Contract, in addition to any additional decontamination and decommissioning liabilities arising from ACO’s use of the demonstration cascade and associated facilities and equipment under the amendment.

As announced on July 1, 2026, the Company is working with DOE on further agreements to enable the Company to privately operate the cascade indefinitely on a commercial basis, but there can be no assurances that any additional agreements are ultimately agreed. Further, the DOE has indicated that it will work diligently with the Company to complete a long-term extension of the lease for Piketon before December 31, 2026. However, the DOE is under no obligation to do so, and there can be no assurance that an extension of the Company’s existing lease will be executed by December 31, 2026, or at all, or that any such extension will be on terms that are acceptable to the Company.

On January 5, 2026, the DOE announced that Centrus subsidiary, ACO, was awarded a $900.0 million task order to expand Piketon to include commercial-scale production of HALEU. The award also includes options, at the DOE’s discretion, for up to an additional $170.0 million to produce and deliver HALEU to the DOE. The task order contract was signed in July 2026. There are no guarantees about whether or when funding by the DOE for such expansion would be awarded.

Although the Company believes demand for HALEU will emerge over the next several years, there are no guarantees about whether or when government or commercial demand for HALEU will materialize, and there are a number of technical, regulatory, and economic hurdles that must be overcome for these fuels and the reactors that will use these fuels to come to market. For further discussion, refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and the Risk Factors in our Form S-3 Shelf Registration filed with the SEC on November 2, 2026.

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

Further, any sanctions or other restrictions, including the Import Ban Act banning LEU imports from Russia, the Russian Decree prohibiting LEU exports out of Russia in the absence of a license, and potential duties under the Graham Act on ancillary goods, represent a significant risk to our business as we rely on the TENEX Supply Contract as a significant supply source to meet our delivery obligations. Such restrictions on LEU imports to the U.S. or exports from Russia could have a material impact on our operations and liquidity. For further discussion, please refer to Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, under Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and the Risk Factors in our Form S-3 Shelf Registration filed with the SEC on November 2, 2026.

We expect to increase our capital expenditures by approximately several hundred million dollars, driven by ongoing investments and a strategic shift towards our manufacturing readiness plan and Piketon expansion. We expect that our strong liquidity position will support our capital expenditures, although we are monitoring inflationary pressures that may affect the cost of materials and equipment.

Acquisition

On October 16, 2026, Centrus entered into a Membership Interest Purchase Agreement with the Seller and Westerman, pursuant to which on the same date the Company completed the Acquisition. Westerman is a U.S. equipment manufacturing and engineering firm focused primarily on the energy sector. As a result of the Acquisition, Westerman is a wholly owned subsidiary of the Company.

The aggregate Purchase Price for the LLC Interests was approximately $116.0 million, which was paid by the Company $95.0 million in cash, and $21.0 million in shares of the Company’s Class A Common Stock. In connection with the Acquisition, the Company paid, out of the Purchase Price and on behalf of Westerman, an aggregate amount of (a) approximately $31.5 million to the holders of subordinated notes previously issued by Westerman in full satisfaction of the notes and (b) $12.7 million to the lender under a term loan facility of Westerman in full repayment of the loan. The Company also paid, out of the Purchase Price, approximately $10.5 million of the Seller’s and Westerman’s transaction expenses. The number of shares of Class A Common Stock issued was determined based on the closing price of the Class A Common Stock as of October 15, 2026, and were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Expansion of Uranium Enrichment Capacity in Piketon, Ohio

On September 25, 2025, Centrus announced plans for a major expansion of its uranium enrichment capacity in Piketon, Ohio, including plans for large-scale production of both LEU and HALEU to meet commercial and government requirements.

In December 2025, the Company initiated design work on a 150,000 square foot training, operations and maintenance facility in Piketon, Ohio – a critical piece of site infrastructure necessary to support the Company’s plans for a major expansion of its uranium enrichment capacity in Piketon. The project involves a significant renovation and rehabilitation of an existing, largely vacant building on the site of the ACP in Piketon, Ohio. Construction activities began in early 2026. The facility is expected to include a mix of office space, training facilities, and maintenance bays to support plant operations. Also in December 2025, the Company began domestic centrifuge manufacturing to support commercial LEU enrichment activities at the Piketon. This strategic move enables the Company to capitalize on its many first-mover advantages in U.S.-owned domestic uranium enrichment, and marks one of the most consequential transformations in the Company's and the United States’ uranium enrichment history. Centrus plans to leverage its multi-billion-dollar uranium enrichment expansion to meet its growing backlog of $5.4 billion in contingent LEU and HALEU sales to U.S. and international customer contracts, and targets future commercial-scale production of HALEU, as well. The Company’s current lease at Piketon expires on October 1, 2027. The DOE has indicated that it will work diligently with the Company to complete a long-term extension of the lease for Piketon before December 31, 2026. However, the DOE is under no obligation to do so, and there can be no assurance that an extension of the Company’s existing lease will be executed by December 31, 2026, or at all, or that any such extension will be on terms that are acceptable to the Company. In addition, if an extension of the Company’s existing lease is not executed by December 31, 2026, the Company may be required under applicable accounting standards to impair or expense all or a portion of the capitalized improvements the Company has made at Piketon, which would result in a significant non-cash charge in the period in which it is recognized.

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

Clean Energy Credit

The Qualifying Advanced Energy Project Credit under §48C was established by the American Recovery and Reinvestment Act of 2009 and renewed and expanded under the IRA. The §48C program aims to strengthen U.S. industrial competitiveness and clean energy supply chains. As the nation builds a net-zero economy, the §48C tax credit program aims to play a critical role to create high-quality jobs, reduce industrial emissions, and increase domestic production of critical clean energy products and materials. The IRA provided $10.0 billion in new funding under §48C(e), with at least $4.0 billion reserved for projects in certain energy communities with closed coal mines or retired coal-fired power plants, to allocate credits to projects in three categories: (1) clean energy manufacturing and recycling, (2) industrial decarbonization, and (3) critical materials refining, processing, and recycling.

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

Cash Flow

The change in cash, cash equivalents and restricted cash from our Condensed Consolidated Statements of Cash Flows are as follows on a summarized basis (in millions):

	Nine Months Ended September 30,
	2026	2025
Cash (used in) provided by operating activities	$(11.1)	$99.4
Cash used in investing activities	(226.4)	(10.1)
Cash provided by financing activities	547.0	841.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.2)	(0.1)
Increase in cash, cash equivalents and restricted cash	$309.3	$930.6

Operating Activities

For the nine months ended September 30, 2026, net cash used in operating activities was $11.1 million. The net decrease was primarily due to approximately $305.2 million of disbursements for operations, of which approximately $200.0 million relates to both payments for LEU inventory deliveries and cash outflows for the Technical Solutions segment, with the remaining disbursements being for corporate administration, benefits claims, and advanced technology costs. These cash outflows were partially offset by approximately $302.0 million in cash collected from customers and investment income.

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

Investing Activities

Capital expenditures were $226.4 million and $10.1 million for the nine months ended September 30, 2026 and 2025, respectively.

Financing Activities

For the nine months ended September 30, 2026, cash of $493.8 million was provided from the net proceeds related to the sale of Class A Common Stock, pre-funded warrants, and common warrants. Refer to Note 11, Warrants, of the Consolidated Financial Statements regarding the accounting for this transaction.

For the nine months ended September 30, 2026 and 2025, cash of $53.9 million and $139.7 million, respectively, was provided from the net proceeds related to the issuance of 278,114 and 1,415,924 shares, respectively, of Class A Common Stock under ATM offerings.

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

Working Capital

The following table summarizes the Company’s working capital (in millions):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$2,236.1	$1,957.2
Accounts receivable	26.8	30.7
Inventories, net	123.7	130.2
Deferred revenue and advances from customers, net of deferred costs	(52.1)	(90.2)
Other current assets and liabilities, net	(137.7)	(87.1)
Working capital	$2,196.8	$1,940.8

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

For calendar quarters in which the Convertible Notes became convertible at the option of the holders, the Company provided notice to the holders of the Convertible Notes that the notes became convertible beginning on the first day of the respective subsequent quarter, and ending at the close of business on the last day of said quarter. As of July 31, 2026, one noteholder converted $2,000 worth of 2.25% Convertible Notes, which settled in the third quarter of 2026. No other notes were converted during those periods or through October 31, 2026. Additional terms and conditions of the 2.25% Convertible Notes and 0% Convertible Notes are described in Note 8, Debt, of the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

2025 Shelf Registration

The Company filed an automatic shelf registration statement on Form S-3 (File No. 333-291305) with the SEC on November 6, 2025, which became effective on November 6, 2025, and was supplemented by a prospectus supplement dated November 6, 2025. Pursuant to this shelf registration statement, the Company may offer and sell up to $1.0 billion in securities, in aggregate. The Company retains broad discretion over the use of the net proceeds from the sale of the securities offered. The aggregate market value of remaining securities eligible for offer and sale under this shelf registration statement is approximately $554.5 million as of September 30, 2026.

Issuance of Common Stock, Pre-Funded Warrants, and Common Warrants

On September 9, 2026, the Company entered into an underwriting agreement with Guggenheim Securities, LLC and sold (i) 500,000 shares of Class A Common Stock, (ii) “pre-funded warrants” to purchase upon exercise, up to 2,005,513 shares of its Class A Common Stock, and (iii) common warrants to purchase upon exercise, up to 6,992,382 shares of its Class A Common Stock, which represented all of the securities offered in the offering. The Company received gross proceeds of approximately $500.0 million related to this sale and incurred related costs of approximately $11.2 million. The Company intends to use the net proceeds from the offering for general working capital and corporate purposes, which may include investment in technology development and deployment, repayment or repurchase of outstanding debt, capital expenditures, potential acquisitions and other business opportunities and purposes.

The pre-funded warrants have an exercise price of $0.10 per share and became exercisable upon issuance. They are exercisable through and including the twenty five-year anniversary of the issuance date. As of September 30, 2026, none of the pre-funded warrants had been exercised. The common warrants became exercisable immediately upon issuance and are exercisable through the expiration date of each individual tranche of common warrants. Under the common warrants, the Company may elect to require cashless exercise on each six-month anniversary of the issuance date. As of September 30, 2026, none of the common warrants had been exercised. Additional terms and conditions of the pre-funded and common warrants are described in Note 11, Warrants, of the Financial Statements.

Common Stock Issuance - ATM offerings

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 278,114 shares of its Class A Common Stock at the market price in the nine months ended September 30, 2026 for a total of $55.0 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $54.2 million in the nine months ended September 30, 2026. Additionally, the Company recorded direct costs of $0.1 million in the nine months ended September 30, 2026 related to the issuance. There were no ATM sales in the three months ended September 30, 2026.

Pursuant to a sales agreement with its agents, the Company sold through ATM offerings an aggregate of 1,415,924 shares of its Class A Common Stock at the market price in the nine months ended September 30, 2025 for a total of $143.2 million. After expenses and commissions paid to the agents, the Company’s proceeds totaled $140.1 million in the nine months ended September 30, 2025. Additionally, the Company recorded direct costs of $0.6 million in the nine months ended September 30, 2025 related to the issuance. The Company did not issue any shares of its Class A Common Stock under the ATM offering in the three months ended September 30, 2025. As of September 30, 2025, the ATM offering was completed.

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

Rights Agreement

On June 18, 2026, the Company entered into a Seventh Amendment to the Rights Agreement. The Seventh Amendment was approved by the Board on March 10, 2026, and approved by the Company’s stockholders at the Company’s annual meeting of the stockholders held on June 18, 2026.

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

On April 16, 2026, the Company and Geiger Brothers, a third-party contractor, entered into an agreement for the performance of construction activities associated with the commercial expansion and deployment of LEU and HALEU production capability at the ACP in Piketon, Ohio. The contract provides for compensation on a time and materials basis at agreed labor rates and extends until the completion of performance. The total price paid to Geiger Brothers will depend on the scope of the services authorized by ACO, in accordance with the terms of the contract. For further details, refer to Item 2, Overview.

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

Off-Balance Sheet Arrangements

Other than our SWU purchase commitments and the license agreement with DOE relating to the American Centrifuge technology, there were no material off-balance sheet arrangements at September 30, 2026.

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

As of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our management performed an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Refer to Note 13, Commitments and Contingencies — Legal Matters, of our Financial Statements in Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and the Risk Factors in our Form S-3 Shelf Registration filed with the SEC on November 2, 2026.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the period covered by this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit No.	Description
1.1
Underwriting Agreement, dated September 9, 2026, by and between the Company and Guggenheim Securities, LLC, as representative of the Underwriters listed in Schedule I thereto (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed with the SEC on September 11, 2026)

2.1
Membership Interest Purchase Agreement, dated as of October 16, 2026, by and among Centrus Energy Corp., Ventura Trust, as trustee of the Westerman Employee Stock Ownership Trust, and Westerman Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 19, 2026)

4.1	Form of Common Warrant, issued September 11, 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026)

4.2	Form of Pre-Funded Warrant, issued September 11, 2026 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2026)

10.1
Agreement dated July 1, 2026, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a) (c) (certain information has been omitted because the identified information is (i) not material, and (ii) the type of information that the company treats as private and confidential) (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2026)

10.2	Modification 28 to Agreement, dated September 30, 2026, by and between American Centrifuge Operating, LLC and the U.S. Department of Energy. (a)
10.3	Supplemental EIP Awards Summary

10.4	Supplemental EIP Form of Award Agreement

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a). (a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. (a)

101	Unaudited Condensed Consolidated Financial Statements from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed in interactive data file (formatted as Inline XBRL).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Centrus Energy Corp.

November 5, 2026	/s/ Yanhong Dai
Yanhong Dai
Chief Accounting Officer
(Principal Accounting Officer)